Form 10-K
period 2008-12-31
DISH Network CORP
filed 2009-03-02
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 0-26176
DISH Network Corporation
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0336997 (I.R.S. Employer Identification No.)

9601 South Meridian Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)
Registrant’s telephone number, including area code: (303) 723-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Class A common stock, $0.01 par value	The Nasdaq Stock Market LLC
     Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of Class A common stock held by non-affiliates of the Registrant was $5.9 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on that date.
As of February 20, 2009, the Registrant’s outstanding common stock consisted of 208,980,930 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated into this Form 10-K by reference:
Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III.

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
For further discussion see Item 1A. Risk Factors. The risks and uncertainties include, but are not limited to, the following:
•	Weakening economic conditions, including the recent downturn in financial markets and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

•	If we do not improve our operational performance and customer satisfaction, our gross subscriber additions may decrease and our subscriber churn may increase.

•	If declines in DISH Network gross subscriber additions, increases in subscriber churn and higher subscriber acquisition and retention costs continue, our financial performance will be further adversely affected.

•	We face intense and increasing competition from satellite television providers, cable television providers, telecommunications companies, and companies that provide/facilitate the delivery of video content via the internet.

•	We may be required to make substantial additional investments in order to maintain competitive high definition, or HD, programming offerings.

•	Technology in our industry changes rapidly and could cause our services and products to become obsolete.

•	We may need additional capital, which may not be available on acceptable terms or at all, in order to continue investing in our business and to finance acquisitions and other strategic transactions.

•	A portion of our investment portfolio is invested in securities that have experienced limited or no liquidity in recent months and may not be immediately accessible to support our financing needs.

•	AT&T Inc’s, or AT&T, termination of its distribution agreement with us may reduce subscriber additions and increase churn if we are not able to develop alternative distribution channels.

•	As technology changes, and in order to remain competitive, we may have to upgrade or replace subscriber equipment and make substantial investments in our infrastructure.

•	We rely on EchoStar Corporation, or EchoStar, to design and develop all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services for us. Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

•	We rely on one or a limited number of vendors, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

•	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

i

•	We depend on third parties to solicit orders for DISH Network services that represent a significant percentage of our total gross subscriber acquisitions.

•	We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our subscriber losses and subscriber churn may increase.

•	Our competitors may be able to leverage their relationships with programmers so that they are able to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.

•	We depend on the Cable Act for access to programming from cable-affiliate programmers at cost-effective rates.

•	We face increasing competition from other distributors of foreign language programming that may limit our ability to maintain our foreign language programming subscriber base.

•	Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consents from local network stations.

•	We are subject to significant regulatory oversight and changes in applicable regulatory requirements could adversely affect our business.

•	We have made a substantial investment in certain 700 MHz wireless licenses and will be required to make significant additional investments in order to commercialize these licenses and recoup our investment.

•	We have substantial debt outstanding and may incur additional debt that could have a dilutive effect on our outstanding equity capital or future earnings.

•	If we are unsuccessful in defending Tivo’s litigation against us, we could be prohibited from offering digital video recorder, or DVR, technology that would in turn put us at a significant disadvantage to our competitors.

•	We have limited owned and leased satellite capacity and satellite failures could adversely affect our business.

•	Our owned and leased satellites are subject to risks related to launch that could limit our ability to utilize these satellites.

•	Our owned and leased satellites are subject to significant operational and atmospheric risks that could limit our ability to utilize these satellites.

•	Our owned and leased satellites have minimum design lives of 12 years, but could fail or suffer reduced capacity before then.

•	We currently have no commercial insurance coverage on the satellites we own and could face significant impairment charges if one of our satellites fails.

•	We may have potential conflicts of interest with EchoStar due to our common ownership and management.

•	We rely on key personnel and the loss of their services or the inability to attract and retain them may negatively affect our businesses.

•	We are controlled by one principal stockholder who is also our Chairman, President and Chief Executive Officer.

ii

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

•	We may pursue acquisitions and other strategic transactions to complement or expand our business which may not be successful and in which we may lose the entire value of our investment.

•	Our business depends substantially on Federal Communications Commission, or FCC, licenses that can expire or be revoked or modified and applications that may not be granted.

•	We are subject to digital HD “carry-one-carry-all” requirements that cause capacity constraints.

•	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our capital structure.

•	We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission, or SEC.
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
In this report, the words “DISH Network,” the “Company,” “we,” “our” and “us” refer to DISH Network Corporation and its subsidiaries, unless the context otherwise requires. “EchoStar” refers to EchoStar Corporation and its subsidiaries. “DDBS” refers to DISH DBS Corporation and its subsidiaries, a wholly owned, indirect subsidiary of DISH Network.

iii

PART I
Item 1. BUSINESS
OVERVIEW
DISH Network Corporation is the nation’s third largest pay-TV provider, with approximately 13.678 million customers across the United States as of December 31, 2008. We were organized in 1995 as a corporation under the laws of the State of Nevada and started offering DISH Network subscription television services in March 1996.
Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol “DISH.” Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.
On January 1, 2008, we completed a tax-free distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”) which was incorporated in Nevada on October 12, 2007. DISH Network and EchoStar now operate as separate publicly-traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer.
Business Strategy
Our business strategy is to be the best provider of video services in the United States by providing high-quality products, outstanding customer service, and great value.
•	High-Quality Products. We offer a wide selection of local and national programming, featuring more national and local HD channels than most pay-TV providers and the only HD-only programming packages currently available in the industry. We have been a technology leader in our industry, introducing award-winning DVRs, dual tuner receivers, 1080p video on demand, and external hard drives. We plan to leverage Slingbox “placeshifting” technology and other technologies to maintain and improve our competitiveness in the future.

•	Outstanding Customer Service. We strive to provide outstanding customer service by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they do arise.

•	Great Value. We have historically been viewed as the low-cost provider in the pay-TV industry because we offer the lowest everyday prices available to consumers after introductory promotions expire. We believe that a key factor to being a value leader in the industry is our low cost structure which is an asset we continuously strive to maintain.
Products and Services
Programming. We provide programming which includes more than 280 basic video channels, 60 Sirius Satellite Radio music channels, 30 premium movie channels, 35 regional and specialty sports channels, 2,100 local channels, 200 Latino and international channels, and 50 channels of pay-per-view content. Although we distribute over 2,100 local channels, a subscriber typically may only receive the local channels available in the subscriber’s home market. As of December 31, 2008, we also provided local HD channels in over 90 markets representing 78% of U.S. TV households as well as over 120 national HD channels.

Receiver Systems. Our subscribers receive programming via in-home equipment that includes a small satellite dish, digital set-top receivers, and remote controls. Some of our advanced receiver models feature DVRs, HD capability, and dual-tuners which allow independent viewing on two separate televisions. Our newest receiver models are Internet-protocol compatible which allows consumers to view movies and other content on their televisions via the Internet and a broadband connection. As a result of the Spin-off, we rely on EchoStar to design and manufacture all of our new receivers and certain related components. See “Item 1A — Risk Factors.”
Content Delivery
Digital Broadcast Operations Centers. The principal digital broadcast operations centers we use are EchoStar’s facilities located in Cheyenne, Wyoming and Gilbert, Arizona. We also use six regional digital broadcast operations centers owned and operated by EchoStar that allow us to maximize the use of the spot beam capabilities of certain owned and leased satellites. Programming content is received at these centers by fiber or satellite and processed, compressed, encrypted and then uplinked to satellites for delivery to consumers.
In connection with the Spin-off, we entered into an agreement pursuant to which EchoStar provides broadcast services including teleport services such as transmission and downlinking, channel origination services, and channel management services to us thereby enabling us to deliver satellite television programming to subscribers. The broadcast agreement expires on December 31, 2009; however, we have the right, but not the obligation, to extend the agreement annually for successive one-year periods for up to two additional years. We may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice. However, if we terminate teleport services for a reason other than EchoStar’s breach, we will need to pay EchoStar an amount equal to the balance of the expected cost of providing such teleport services. The fees for the services provided under the broadcast agreement are equal to EchoStar’s cost plus a fixed margin, which varies depending on the nature of the services provided.
Satellites. Our DISH Network programming is currently delivered to customers using satellites that operate in the “Ku” band portion of the microwave radio spectrum. The Ku-band is divided into two spectrum segments. The portion of the Ku-band that allows the use of higher power satellites — 12.2 to 12.7 GHz over the United States — is known as the Broadcast Satellite Service (“BSS”) band, which is also referred to as the Direct Broadcast Satellite (“DBS”) band. The portion of the Ku-band that requires lower power satellites — 11.7 to 12.2 GHz over the United States — is known as the Fixed Satellite Service (“FSS”) band.
Most of our programming is currently delivered using DBS satellites. To accommodate the more bandwidth-intensive HD programming and other needs, we continue to explore opportunities to expand our satellite capacity through the acquisition of new spectrum, the launching of more technologically advanced satellites, and the more efficient use of existing spectrum via, among other things, better modulation and compression technologies.
We own or lease capacity on 14 satellites in geostationary orbit approximately 22,300 miles above the equator. For further information concerning these satellites and satellite anomalies, please see the table and discussion under “Satellites” below.
Conditional Access System. Our conditional access system secures our programming content using encryption so that only paying customers can access our programming. We use microchips embedded in credit card-sized access cards, called “smart cards,” or in security chips in the satellite receiver, together referred to as “security access devices,” to limit access to programming content.
Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as security access device replacement programs and updates in security software, that are intended to make signal theft more difficult. It has been our prior experience that security measures may be only effective for short periods of time or not at all and that we remain susceptible to additional signal theft. We cannot assure you that we will be successful in reducing or controlling theft of our programming content. During the third quarter of 2008, we began implementing a plan to replace our existing security access devices to re-secure our system, which is expected to take approximately nine to twelve months to complete. We cannot assure you that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our security access device replacement plan is not effective.

Distribution Channels
While we offer receiver systems and programming through direct sales channels, a majority of our new subscriber acquisitions are generated through independent retailers such as small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies. In general, we pay these retailers a mix of up-front incentives and monthly incentives for these sales. In addition, we partner with telecommunications companies to bundle DISH Network programming with broadband and voice services on a single bill.
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008 and 19% of our gross subscriber additions in the fourth quarter. This distribution relationship ended on January 31, 2009. AT&T has entered into a new distribution relationship with DirecTV Group, Inc. (“DirecTV”). It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be further impaired, our subscriber churn may increase, and our results of operations may be adversely affected. In addition, approximately one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may still churn at higher than historical rates following termination of the AT&T distribution relationship.
Competition
As of December 31, 2008, our 13.678 million subscribers represent approximately 14% of pay-TV subscribers in the United States. We face substantial competition from established pay-TV providers and increasing competition from companies providing/facilitating the delivery of video content via the internet.
•	Other Direct Broadcast Satellite Operators. We compete directly with the DirecTV, the largest satellite TV provider in the U.S. which had over 17.6 million subscribers at the end of 2008, representing approximately 18% of pay-TV subscribers.

•	Cable Television Companies. We encounter substantial competition in the pay-TV industry from numerous cable television companies that operate via franchise licenses across the U.S. According to the National Cable & Telecommunications Association’s 2008 Industry Overview, 96% of the 129 million U.S. housing units are passed by cable. Approximately 97 million households subscribe to a pay-TV service and approximately 66% of pay-TV subscribers receive their programming from a cable operator. Cable companies are typically able to bundle their video services with broadband and voice services and many have significant investments in companies that provide programming content.

•	Telecommunications Companies. Several large telecommunications companies have been upgrading older copper wire lines with fiber optic lines in their larger markets. These fiber optic lines provide high capacity bandwidth, enabling telecommunications companies to offer increased HD video content that can be bundled with their broadband and voice services. These fiber-based providers represented the fastest growing sector in the pay-TV industry over the past year.

•	New and Emerging Technologies and Other Digital Media Providers. New and emerging technologies also represent a potential competitive alternative for consumers considering our services. We expect to face increasing competition from content providers who distribute video directly to consumers over the Internet and companies that make products that allow internet video content to be viewed on televisions and other devices.

•	Over-the-Air Broadcasters. In most areas of the United States, consumers can receive over-the-air terrestrial video broadcasts typically ranging from four to fifteen channels. These broadcasters provide local, network and syndicated programming free of charge. The upcoming transition from analog to digital delivery will allow broadcasters to provide improved signal quality, offer additional channels including content broadcast in HD, and explore new business opportunities such as mobile video.
Acquisition of New Subscribers
We incur significant up-front costs to acquire subscribers, including advertising, retailer incentives, equipment, installation, and new customer promotions. While we attempt to recoup these up-front costs over the lives of their subscription, there can be no assurance that we will. We deploy business rules such as higher credit requirements and contractual commitments, and we strive to provide outstanding customer service, to increase the likelihood of customers keeping their DISH Network service over longer periods of time. Our subscriber acquisition costs may vary significantly from period to period.
Advertising. We use print, radio and television media, on a local and national basis to motivate potential subscribers to call DISH Network or visit our website.
Retailer Incentives. We pay retailers an upfront incentive for each new subscriber they bring to DISH Network and, for certain retailers, we pay small monthly incentives for up to 60 months provided, among other things, the customer continuously subscribes to qualified programming.
Equipment. We incur significant upfront costs to provide our new subscribers with in-home equipment, including advanced HD and DVR receivers, which most of our new subscribers lease from us. While we seek to recoup such upfront equipment costs mostly through monthly fees, there can be no assurance that we will be successful in achieving that objective. In addition, upon deactivation of a subscriber we may refurbish and redeploy their equipment which lowers future upfront costs. However, our ability to capitalize on these cost savings may be limited as technological advances and consumer demand for new features may result in the returned equipment becoming obsolete.
Installation. We incur significant upfront costs to install satellite dishes and receivers in the homes of our new customers.
New Customer Promotions. We often offer free programming and/or promotional pricing during introductory periods for new subscribers. While such promotional activities have an economic cost and reduce our subscriber-related revenue, they are not included in our definitions of subscriber acquisition costs or the SAC metric.
Customer Retention
We incur significant costs to retain our existing customers, mostly by upgrading their equipment to HD and DVR receivers. As with our subscriber acquisition costs, our retention spending includes the cost of equipment and installation. We also offer free programming and/or promotional pricing for limited periods for existing customers in exchange for a commitment. A major component of our retention efforts includes the installation of equipment for customers who move. Our subscriber retention costs may vary significantly from period to period.
Customer Service
Customer Service Centers. We use both internally-operated and outsourced customer service centers to handle calls from prospective and existing customers. We strive to answer customer calls promptly and to resolve issues effectively on the first call. We intend to better use the internet and other applications to provide our customers with more self-service capabilities over time.
Installation and Other In-Home Service. High quality installations, upgrades, and in-home repairs are critical to providing good customer service. Such in-home service is performed by both DISH Network employees and a large network of our independent contractors.
Subscriber Management. We presently use, and depend on, CSG Systems International, Inc.’s software system for the majority of DISH Network subscriber billing and related functions.

New Business Opportunities
From time to time we evaluate opportunities for acquisitions and other strategic transactions that may complement our current services and products, enhance our technical capabilities, improve or sustain our competitive position, or offer growth opportunities. Future material investments or acquisitions may require that we obtain additional capital or assume debt or other long-term obligations.
We paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009. We will be required to make significant additional investments or partner with others to commercialize these licenses and satisfy FCC build-out requirements. Part or all of our licenses may be terminated for failure to satisfy these requirements.
SATELLITES
Most of our programming is currently delivered using DBS satellites. We continue to explore opportunities to expand our available satellite capacity through the use of other available spectrum. Increasing our available spectrum is particularly important as more bandwidth intensive HD programming is produced and in order to address new video and data applications consumers may desire in the future. We utilize satellites in geostationary orbit approximately 22,300 miles above the equator detailed in the table below.

			Original
		Degree	Useful
	Launch	Orbital	Life	Lease Term
Satellites	Date	Location	(Years)	(Years)
Owned:
EchoStar I	December 1995	148	12
EchoStar V	September 1999	129	12
EchoStar VII	February 2002	119	12
EchoStar X	February 2006	110	12
EchoStar XI	July 2008	110	12

Leased from EchoStar:
EchoStar III	October 1997	61.5	12	2
EchoStar IV (1)	May 1998	77	12	Month to month
EchoStar VI	July 2000	72.7	12	2
EchoStar VIII (1)	August 2002	77	12	2
EchoStar IX	August 2003	121	12	Month to month
EchoStar XII	July 2003	61.5	10	2
AMC-15 (1)	December 2004	105	10	Month to month

Leased from Other Third Party:
Anik F3	April 2007	118.7	15	15
Ciel II (2)	December 2008	129	10	10

Under Construction:
Owned:
EchoStar XIV	Late 2009	119	12
EchoStar XV	Late 2010	119	12
Leased from EchoStar:
Nimiq 5	Late 2009	72.7	10	10
QuetzSat-1	2011	77	10	10

(1)	We currently do not lease the entire capacity available on these satellites.

(2)	Ciel II was placed in service in February 2009.

Leased from EchoStar
The fees for the services provided under our short-term leases for capacity on satellites owned or leased by EchoStar are based on spot market prices for similar satellite capacity and depend upon, among other things, the orbital location of the satellite and the frequency on which the satellite provides services. Generally, these satellite capacity agreements will terminate upon the earlier of: (a) the end of life or replacement of the satellite; (b) the date the satellite fails; (c) the date that the transponder on which service is being provided under the agreement fails; and (d) January 1, 2010. Although, EchoStar has no obligation to provide us transponder leasing after expiration, we generally anticipate continuing to lease capacity on these satellites from EchoStar following the initial terms of these agreements, and may enter into subsequent lease agreements if we determine that it is beneficial for us to do so. However, if we are unable to extend these contracts on similar terms with EchoStar, or we are unable to obtain similar contracts from third parties after the expiration date, there could be a significant adverse effect on our business, results of operations and financial position.
Leased from Other Third Parties
•	Anik F3. Anik F3, an FSS satellite, was launched and commenced commercial operation during April 2007. This Telesat Canada (“Telesat”) satellite is equipped with 32 Ku-band transponders, 24 C-band transponders and a small Ka-band payload. We have leased all of the Ku-band capacity on Anik F3 for a period of 15 years.

•	Ciel II. Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation at the 129 degree orbital location in February 2009. This satellite, which has both spot beam capabilities and the ability to provide service to the entire continental United States (“CONUS”), will support our expansion of national and local HD services and provide additional backup capacity. We have leased 100% of the capacity of this satellite for a period of ten years.
Satellites under Construction. As of December 31, 2008, we had entered into the following contracts to construct new satellites which are contractually scheduled to be completed within the next two years.
•	EchoStar XIV. During 2007, we entered into a contract for the construction of EchoStar XIV, a DBS satellite, which is expected to be completed during 2009. This satellite has been designed with a combination of CONUS and spot beam capacity and could be used at multiple orbital locations. EchoStar XIV will enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow DISH Network to offer other value-added services.

•	EchoStar XV. In April 2008, we entered into a contract for the construction of EchoStar XV, a DBS satellite, which is expected to be completed during 2010. This satellite will provide CONUS service and enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow us to offer other value-added services.
In addition, we have agreed to lease capacity on two satellites from EchoStar which are currently under construction.
•	Nimiq 5. In March 2008, we entered into a ten-year transponder service agreement with EchoStar to lease 16 DBS transponders on Nimiq 5, a Canadian DBS satellite which is expected to be completed during 2009. Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Upon a launch failure, in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite. Nimiq 5 will provide CONUS service and enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow us to offer other value-added services.

•	QuetzSat-1. In November 2008, we entered into a ten-year transponder service agreement with EchoStar to lease 24 DBS transponders on QuetzSat-1, a Mexican DBS satellite being constructed by SES Latin America S.A. (“SES”). QuetzSat-1 is expected to be completed during 2011 and operate at the 77 degree orbital location. Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. Upon a launch failure, in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite. QuetzSat-1 will enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow DISH Network to offer other value-added services.
Satellite Anomalies
Operation of our programming service requires that we have adequate satellite transmission capacity for the programming we offer. Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by expanding local HD coverage and offering more HD national channels. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.
In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite. Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and thus may have a material adverse effect on our business, financial condition and results of operations.
While we believe that overall our satellite fleet is generally in good condition, during 2008 and prior periods, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation. There can be no assurance that future anomalies will not cause further losses which could impact commercial operation, or the remaining lives, of the satellites. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below and Note 7 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. Recent developments with respect to our satellites are discussed below.
Owned Satellites
EchoStar I. EchoStar I, a 7000 class satellite, designed and manufactured by Lockheed Martin Corporation (“Lockheed”), is currently functioning properly in orbit. However, similar Lockheed Series 7000 class satellites have experienced total in-orbit failures, including our own EchoStar II, discussed below. While no telemetry or other data indicates EchoStar I would be expected to experience a similar failure, Lockheed has been unable to conclude these and other Series 7000 satellites will not experience similar failures. EchoStar I, which is fully depreciated, can operate up to 16 transponders at 130 watts per channel. During prior years, the satellite experienced anomalies resulting in the possible loss of two solar array strings. The anomalies have not impacted commercial operation of the satellite to date. Even if permanent loss of the two solar array strings is confirmed, the satellite is not expected to be impacted since it is equipped with a total of 104 solar array strings, only approximately 98 of which are required to assure full power.
EchoStar II. During July 2008, our EchoStar II satellite experienced a failure that rendered the satellite a total loss. EchoStar II had been operating primarily as a back-up satellite, but had provided local network channel service to Alaska and six other small markets. All programming and other services previously broadcast from EchoStar II were restored to Echostar I within several hours after the failure. The $6 million book value of EchoStar II was written-off during the third quarter 2008.
EchoStar V. EchoStar V was originally designed with a minimum 12-year design life. Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as previously disclosed. In addition, to date, EchoStar V has experienced anomalies resulting in the loss of 13 solar array strings. These issues have not impacted commercial operation of the satellite. However, during 2005, as a result of the momentum wheel failures and the increased fuel consumption, we reduced the remaining estimated useful life of the satellite. As of October 2008, EchoStar V was fully depreciated.

EchoStar VII. During 2006, EchoStar VII experienced an anomaly which resulted in the loss of a receiver. Service was quickly restored through a spare receiver. These receivers process signals sent from our uplink center for transmission back to earth by the satellite. The design life of the satellite has not been affected and the anomaly is not expected to result in the loss of other receivers on the satellite. However, there can be no assurance future anomalies will not cause further receiver losses which could impact the useful life or commercial operation of the satellite. In the event the spare receiver placed in operation following the 2006 anomaly also fails, there would be no impact to the satellite’s ability to provide service to CONUS when operating in CONUS mode. However, we would lose one-fifth of the spot beam capacity when operating in spot beam mode.
EchoStar X. EchoStar X was designed with 49 spot beams which use up to 42 active 140 watt traveling wave tube amplifiers (“TWTAs”) to provide standard definition and HD local channels and other programming to markets across the United States. During January 2008, the satellite experienced an anomaly which resulted in the failure of one solar array circuit out of a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite. The design life of the satellite has not been affected. However, there can be no assurance future anomalies will not cause further losses, which could impact commercial operation of the satellite or its useful life.
Leased Satellites
EchoStar III. EchoStar III was originally designed to operate a maximum of 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 TWTAs to provide redundancy. As a result of past TWTA failures only 18 transponders are currently available for use. Due to redundancy switching limitations and specific channel authorizations, we can only operate on 15 of our FCC authorized frequencies at the 61.5 degree location. While we do not expect a large number of additional TWTAs to fail in any year, and the failures have not reduced the original minimum 12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future, and such failures could further impact commercial operation of the satellite.
EchoStar IV. EchoStar IV was originally designed to operate a maximum of 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel. As a result of past TWTA failures, only six transponders are currently available for use. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.
EchoStar VI. EchoStar VI, which is being used as an in-orbit spare, was originally equipped with 108 solar array strings, approximately 102 of which are required to assure full power availability for the operational life of the satellite. Prior to 2008, EchoStar VI experienced anomalies resulting in the loss of 22 solar array strings, reducing the number of functional solar array strings to 86. Although the operational life of the satellite has not been affected, commercial operability has been reduced. The satellite was designed to operate 32 DBS transponders in CONUS at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225 watts per channel. The power reduction resulting from the solar array failures currently limits us to operation of a maximum of 25 transponders in standard power mode, or 12 transponders in high power mode. The number of transponders to which power can be provided is expected to decline in the future at the rate of approximately one transponder every three years.
EchoStar VIII. EchoStar VIII was designed to operate 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VIII also includes spot-beam technology. This satellite has experienced several anomalies since launch, but none have reduced the operational life. However, there can be no assurance that future anomalies will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite.
EchoStar IX. EchoStar IX was designed to operate 32 FSS transponders in CONUS at approximately 110 watts per channel, along with transponders that can provide services in the Ka-Band (a “Ka-band payload”). The satellite also includes a C-band payload which is owned by a third party. Prior to 2008, EchoStar IX experienced anomalies resulting in the loss of three solar array strings and the loss of one of its three momentum wheels, two of which are utilized during normal operations. A spare wheel was switched in at the time. These anomalies have not impacted the commercial operation of the satellite.

EchoStar XII. EchoStar XII was designed to operate 13 DBS transponders at 270 watts per channel in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs. We currently operate the satellite in spot beam/CONUS hybrid mode. EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum operational life of the satellite. Prior to 2008, eight solar array circuits on EchoStar XII have experienced anomalous behavior resulting in both temporary and permanent solar array circuit failures. Although the design life of the satellite has not been affected, these circuit failures have resulted in a reduction in power to the satellite which will preclude us from using the full complement of transponders on EchoStar XII for the operational life of the satellite.
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
GOVERNMENT REGULATIONS
We are subject to comprehensive regulation by the FCC for our domestic operations. We are also regulated by other federal agencies, state and local authorities, the International Telecommunication Union (“ITU”) and certain international governments. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in suspension or revocation of our licenses or authorizations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.
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
Overview of Our Satellites and FCC Authorizations. Our satellites are located in orbital positions, or slots, that are designated by their western longitude. An orbital position describes both a physical location and an assignment of spectrum in the applicable frequency band. Each DBS orbital position has 500 MHz of available Ku-band spectrum that is divided into 32 frequency channels. Through digital compression technology, we can currently transmit between nine and 13 standard definition digital video channels per DBS frequency channel. Several of our satellites also include spot-beam technology which enables us to increase the number of markets where we provide local channels, but reduces the number of video channels that could otherwise be offered across the entire United States.
The FCC has licensed us to operate a total of 82 DBS frequencies at the following orbital locations:
•	21 DBS frequencies at the 119 degree orbital location, capable of providing service to CONUS;
•	29 DBS frequencies at the 110 degree orbital location, capable of providing service to CONUS; and
•	32 DBS frequencies at the 148 degree orbital location, capable of providing service to the Western United States.
In addition, we currently lease or have entered into agreements to lease capacity on satellites using the following spectrum at the following orbital locations:
•	500 MHz of Ku-band FSS spectrum that is divided into 32 frequency channels (each of which is capable of transmitting between five and eight standard definition digital video channels) at the 118.7 degree orbital location, which is a Canadian FSS slot that is capable of providing service to the United States, Alaska and Hawaii;
•	32 DBS frequencies at the 129 degree orbital location, which a Canadian DBS slot that is capable of providing service to most of the United States;
•	32 DBS frequencies at the 61.5 degree orbital location, capable of providing service to most of the United States;
•	24 DBS frequencies at the 77 degree orbital location, which is a Mexican DBS slot that is capable of providing service to most of the United States and Mexico; and

•	16 DBS frequencies at the 72.7 degree orbital location, which is a Canadian DBS slot that is capable of providing service to the United States.
We also lease occasional-use FSS capacity from EchoStar on satellites located at the 121 and 105 degree orbital locations.
700 MHz Spectrum. We paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009. We will be required to make significant additional investments or partner with others to commercialize these licenses and satisfy FCC build-out requirements. Part or all of our licenses may be terminated if we fail to satisfy these requirements.
Duration of our DBS Satellite Licenses. Generally speaking, all of our satellite licenses are subject to expiration unless renewed by the FCC. The term of each of our DBS licenses is ten years. Our licenses are currently set to expire at various times. In addition, our special temporary authorizations are granted for periods of only 180 days or less, subject again to possible renewal by the FCC.
Opposition and other Risks to our Licenses. Several third parties have opposed, and we expect them to continue to oppose, some of our FCC satellite authorizations and pending requests to the FCC for extensions, modifications, waivers and approvals of our licenses. In addition, we may not have fully complied with all of the FCC reporting, filing and other requirements in connection with our satellite authorizations. Consequently, it is possible the FCC could revoke, terminate, condition or decline to extend or renew certain of our authorizations or licenses.
FCC Actions Affecting our Licenses and Applications. A number of our other applications have been denied or dismissed without prejudice by the FCC, or remain pending. We cannot be sure that the FCC will grant any of our outstanding applications, or that the authorizations, if granted, will not be subject to onerous conditions. Moreover, the cost of building, launching and insuring a satellite can be as much as $300 million or more, and we cannot be sure that we will be able to construct and launch all of the satellites for which we have requested authorizations. The FCC has also imposed a bond requirement for up to $3 million for each of our fixed satellite services satellite licenses, all or part of which would be forfeited by a licensee that does not meet its diligence milestones for a particular satellite.
4.5 Degree Spacing Tweener Satellites. The FCC has proposed to allow so-called “tweener” DBS operations — DBS satellites operating from orbital locations 4.5 degrees (half of the usual nine degrees) away from other DBS satellites. The FCC has already granted authorizations to Spectrum Five and EchoStar Corporation for tweener satellites at the 114.5 and 86.5 degree orbital locations, respectively. Certain tweener operations, as proposed, could cause harmful interference into our service and constrain our future operations. The FCC has not completed its rulemaking on the operating and service rules for tweener satellites.
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
International Satellite Competition and Interference. DirecTV has obtained FCC authority to provide service to the United States from a Canadian DBS orbital slot, and EchoStar Corporation has obtained authority to provide service to the United States from both a Mexican and a Canadian DBS orbital slot. Further, we have also received authority to do the same from a Canadian DBS orbital slot at 129 degrees and a Canadian FSS orbital slot at 118.7 degrees. The possibility that the FCC will allow service to the U.S. from additional foreign slots may permit additional competition against us from other satellite providers. It may also provide a means by which to increase our available satellite capacity in the United States. In addition, a number of administrations, such as Great Britain and the Netherlands, have requested to add orbital locations serving the U.S. close to our licensed slots. Such operations could cause harmful interference to our satellites and constrain our future operations at those slots if such “tweener” operations are approved by the FCC.

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
Plug and Play. The FCC has adopted the so-called “plug and play” standard for compatibility between digital television sets and cable systems. That standard was developed through negotiations involving the cable and consumer electronics industries, but not us. The FCC is considering various proposals to establish two-way digital cable “plug and play” rules. That proceeding also asks about means to incorporate all pay-TV providers into its “plug and play” rules. The cable industry and consumer electronics companies have reached a tru2way commercial agreement to resolve many of the outstanding issues in this docket. We cannot predict whether the FCC will impose rules on our DBS operations that are based on cable system architecture or the private cable/consumer electronics tru2way commercial arrangement. Complying with the separate security and other “plug and play” requirements would require potentially costly modifications to our set-top boxes and operations. We cannot predict the timing or outcome of this FCC proceeding.
Digital HD Must Carry Requirement. We are subject to digital HD “carry-one-carry-all” requirements that will cause capacity constraints. In order to provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one-carry-all”). The digital transition requires all full-power broadcasters to cease transmission using analog signals and switch over to digital signals by June 12, 2009. The switch to digital provides broadcasters significantly greater capacity to provide high definition and multicast programming. In March 2008, the FCC adopted new digital carriage rules that require DBS providers to phase in carry-one-carry-all obligations with respect to the carriage of full-power broadcasters’ HD signals by February 2013 in HD local markets. The carriage of additional HD signals on our DBS system could cause us to experience significant capacity constraints and limit the number of local markets that we can serve. Preparations for the digital transition also required resource-intensive efforts by us to convert broadcast signals switching from analog to digital at the hundreds of local facilities we utilize across the nation to receive local channels and transmit them to our uplink facilities.
In addition, the FCC is now considering whether to require DBS providers to carry broadcast stations in both standard definition and high definition starting in 2010, in conjunction with the phased-in HD “carry-one-carry-all” requirements adopted by the FCC. If we were required to carry multiple versions of each broadcast station, we would have to dedicate more of our finite satellite capacity to each broadcast station, which may force us to reduce the number of local markets served and limit our ability to meet competitive needs. We cannot predict the outcome or timing of that proceeding.
Retransmission Consent. The Satellite Home Viewer Improvement Act (“SHVIA”) generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of the local network station. If we fail to reach retransmission consent agreements with broadcasters, we cannot carry their signals. This could have an adverse effect on our strategy to compete with cable and other satellite companies which provide local signals. While we have been able to reach retransmission consent agreements with most local network stations in markets where we currently offer local channels by satellite, roll-out of local channels in additional cities and in high definition will require that we obtain additional retransmission agreements. We cannot be sure that we will secure these agreements or that we will secure new agreements upon the expiration of our current retransmission consent agreements, some of which are short-term.
Dependence on Cable Act for Program Access. We purchase a large percentage of our programming from cable-affiliated programmers. The Cable Act’s provisions prohibiting exclusive contracting practices with cable affiliated programmers were extended for another five-year period in September 2007. Cable companies have appealed the FCC’s decision. We cannot predict the outcome or timing of that litigation. Any change in the Cable Act and the FCC’s rules that permit the cable industry or cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on a cost-effective basis. Further, the FCC generally has not shown a willingness to enforce the program access rules aggressively. As a result, we may be limited in our ability to obtain access on nondiscriminatory terms to programming from programmers that are affiliated with the cable system operators.
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
The International Telecommunication Union
Our DBS system also must conform to the ITU broadcasting satellite service plan for Region 2 (which includes the United States). If any of our operations are not consistent with this plan, the ITU will only provide authorization on a non-interference basis pending successful modification of the plan or the agreement of all affected administrations to the non-conforming operations. Accordingly, unless and until the ITU modifies its broadcasting satellite service plan to include the technical parameters of DBS applicants’ operations, our satellites, along with those of other DBS operators, must not cause harmful electrical interference with other assignments that are in conformance with the plan. Further, DBS satellites are not presently entitled to any protection from other satellites that are in conformance with the plan.
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
We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our results of operations, could be material. Damages in patent infringement cases may also be trebled in certain circumstances. To the extent that we are required to pay unanticipated royalties to third parties, these increased costs of doing business could negatively affect our liquidity and operating results. We are currently defending multiple patent infringement actions. We cannot be certain the courts will conclude these companies do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement. See “Item 3 — Legal Proceedings.”
ENVIRONMENTAL REGULATIONS
We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We attempt to maintain compliance with all such requirements. We do not expect capital or other expenditures for environmental compliance to be material in 2009 or 2010. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.
SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA
For operating segment and principal geographic area data for 2008, 2007 and 2006 see Note 16 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
EMPLOYEES
We had approximately 26,000 employees at December 31, 2008, most of whom are located in the United States. We generally consider relations with our employees to be good.
Although a total of approximately 18 employees in two of our field offices have voted to unionize, we are not currently a party to any collective bargaining agreements. However, we are currently negotiating collective bargaining agreements at these offices.
WHERE YOU CAN FIND MORE INFORMATION
We are subject to the informational requirements of the Exchange Act and accordingly file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the Public Reference Room. As an electronic filer, our public filings are also maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

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
EXECUTIVE OFFICERS OF THE REGISTRANT
(furnished in accordance with Item 401 (b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)
The following table sets forth the name, age and offices with DISH Network of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position

Charles W. Ergen	56	Chairman, President, Chief Executive Officer and Director
W. Erik Carlson	39	Executive Vice President, Operations
Thomas A. Cullen	49	Executive Vice President, Corporate Development
James DeFranco	56	Executive Vice President, Sales & Distribution, Travel/Events and Marketing, and Director
R. Stanton Dodge	41	Executive Vice President, General Counsel and Secretary
Bernard L. Han	44	Executive Vice President and Chief Financial Officer
Michael Kelly	47	Executive Vice President, Commercial and Business Development
Carl E. Vogel	51	Vice Chairman and Director
Stephen W. Wood	50	Executive Vice President, Chief Human Resources Officer
Charles W. Ergen. Mr. Ergen has been Chairman of the Board of Directors and Chief Executive Officer of DISH Network since its formation and, during the past five years, has held various executive officer and director positions with DISH Network’s subsidiaries. Mr. Ergen also serves as Chairman, President and Chief Executive Officer of EchoStar. Mr. Ergen was appointed President of DISH Network in February 2008. Mr. Ergen, along with his spouse, Cantey Ergen, and James DeFranco, was a co-founder of DISH Network in 1980.
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
Thomas A. Cullen. Mr. Cullen has served as our Executive Vice President, Corporate Development since December 2006. Before joining DISH Network, Mr. Cullen served as President of TensorComm, a venture-backed wireless technology company. From August 2003 to April 2005, Mr. Cullen was with Charter Communications Inc. (“Charter”), serving as Senior Vice President, Advanced Services and Business Development from August 2003 until he was promoted to Executive Vice President in August 2004. From January 2001 to October 2002, Mr. Cullen was General Partner of Lone Tree Capital, a private equity partnership focused on investment opportunities in the technology and communications sector.

James DeFranco. Mr. DeFranco is one of our Executive Vice Presidents and has been one of our vice presidents and a member of the Board since our formation. During the past five years he has held various executive officer and director positions with our subsidiaries. Mr. DeFranco co-founded DISH Network with Charles W. Ergen and Mr. Ergen’s spouse, Cantey Ergen, in 1980.
R. Stanton Dodge. Mr. Dodge is currently the Executive Vice President, General Counsel and Secretary of DISH Network and is responsible for all legal and government affairs for DISH Network and its subsidiaries. Mr. Dodge also serves as EchoStar’s Executive Vice President, General Counsel and Secretary and is responsible for all legal and government affairs of EchoStar and its subsidiaries pursuant to a management services agreement between DISH Network and EchoStar that was entered into in connection with the Spin-off of EchoStar from DISH Network. Since joining DISH Network in November 1996, he has held various positions of increasing responsibility in DISH Network’s legal department.
Bernard L. Han. Mr. Han was named Executive Vice President and Chief Financial Officer of DISH Network in September 2006 and is currently responsible for all accounting, finance and information technology functions of DISH Network. Mr. Han also serves as EchoStar’s Executive Vice President and Chief Financial Officer pursuant to a management services agreement between DISH Network and EchoStar that was entered into in connection with the Spin-off of EchoStar from DISH Network. From October 2002 to May 2005, Mr. Han served as Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc. Prior to October 2002, he held positions as Executive Vice President and Chief Financial Officer and Senior Vice President and Chief Marketing Officer at America West Airlines, Inc.
Michael Kelly. Mr. Kelly is currently the Executive Vice President, Commercial and Business Development. Mr. Kelly served as the Executive Vice President of DISH Network Service L.L.C. and Customer Service from February 2004 until December 2005 and as Senior Vice President of DISH Network Service L.L.C. from March 2001 until February 2004. Mr. Kelly joined DISH Network in March 2000 as Senior Vice President of International Programming following our acquisition of Kelly Broadcasting Systems, Inc.
Carl E. Vogel. Mr. Vogel has served on the Board since May 2005 and is currently our Vice Chairman. Mr. Vogel also serves as EchoStar’s Vice Chairman of the board of directors and as an advisor pursuant to a management services agreement between DISH Network and EchoStar that was entered into in connection with the Spin-off of EchoStar from DISH Network. Mr. Vogel became a full-time employee in June 2005 and served as our President and Vice Chairman from September 2006 until February 2008. From 2001 until 2005, Mr. Vogel served as the President and CEO of Charter Communications Inc., a publicly-traded company providing cable television and broadband services to approximately six million customers. Prior to joining Charter, Mr. Vogel worked as an executive officer in various capacities for companies affiliated with Liberty Media Corporation. Mr. Vogel was one of our executive officers from 1994 until 1997, including serving as our President from 1995 until 1997. Mr. Vogel is also currently serving on the Board of Directors and Audit Committee of Shaw Communications, Inc.
Stephen W. Wood. Mr. Wood has served as our Executive Vice President, Human Resources since May 2006 and is responsible for all human resource functions of DISH Network and its subsidiaries. Prior to joining DISH Network, Mr. Wood served as an Executive Vice President for Gate Gourmet International from 2004 to 2006 and practiced employment and labor law in Richmond, Virginia with McGuire Woods LLP, as well as held executive Human Resources positions at Cigna Healthcare from 2001 to 2004 and Advantica Restaurant Group from 1993 to 2001.
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
Weakening economic conditions, including the recent downturn in financial markets and reduced consumer spending, may adversely affect our ability to grow or maintain our business.
Our ability to grow or maintain our business may be adversely affected by weakening economic conditions, including the effect of wavering consumer confidence, rising unemployment, tight credit markets, declines in financial markets, falling home prices and other factors. In particular, the recent economic downturn could result in the following:
•	Fewer Subscriber Additions and Increased Churn. We could continue to face fewer gross subscriber additions and increased churn due to, among other things: (i) the downturn in the housing market in the United Stares combined with lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of retailers, who generate a significant portion of our new subscribers, because many of them are small businesses that are more susceptible to the negative effects of a weak economy. In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to deteriorating economic conditions.

•	Lower ARPU. Our ARPU could be negatively impacted by more aggressive introductory offers. Furthermore, due to lower levels of disposable income, our customers may downgrade to lower cost programming packages and elect not to purchase premium services or pay per view movies.

•	Higher Subscriber Acquisition and Retention Costs. Our profits may be adversely affected by increased subscriber acquisition and retention costs necessary to attract and retain subscribers in a more difficult economic environment.

•	Increased Impairment Charges. We may be more likely to incur impairment charges or losses related to our debt and equity investments due to the significant deterioration of the overall debt and equity markets. A prolonged downturn could further reduce the value of certain assets including, among other things, satellites and FCC licenses, and thus increase the possibility of impairment charges related to these investments as well.
If we do not improve our operational performance and customer satisfaction, our gross subscriber additions may decrease and our subscriber churn may increase.
If we are unable to improve our operational performance and customer satisfaction, we may experience a decrease in gross subscriber additions and an increase in churn, which could have a material adverse effect on our business, financial condition and results of operations. In order to improve our operations, we have made and expect that we will continue to make material investments in staffing, training, information technology systems, and other initiatives, primarily in our call center and in-home service businesses. We cannot, however, be certain that our increased spending will ultimately be successful in yielding operational improvements. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending.

If declines in DISH Network gross subscriber additions, increases in subscriber churn and higher subscriber acquisition and retention costs continue, our financial performance will be further adversely affected.
During the fourth quarter of 2008, we experienced a net loss of 102,000 DISH Network subscribers. We believe this net loss resulted from weaker economic conditions, aggressive subscriber acquisition and retention promotions by our competition, heavy marketing by our competition, the growth of fiber-based and Internet-based video providers, signal theft and other forms of fraud, and operational inefficiencies at DISH Network. We have not always met our own standards for performing high quality installations, effectively resolving customer issues when they arise, answering customer calls in an acceptable timeframe, effectively communicating with our customer base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and customer equipment, and aligning the interests of certain third party retailers and installers to provide high quality service.
Most of these factors have affected both gross new subscriber additions as well as existing subscriber churn. Our future gross subscriber additions and subscriber churn may continue to be negatively impacted by these factors, which could in turn adversely affect our revenue growth and results of operations.
We may incur increased costs to acquire new and retain existing subscribers. Our subscriber acquisition costs could increase as a result of increased spending for advertising and the installation of more HD and DVR receivers, which are generally more expensive than other receivers. Meanwhile, retention costs may be driven higher by a faster rate of upgrading existing subscribers’ equipment to HD and DVR receivers. Additionally, certain of our promotions allow consumers with relatively lower credit scores to become subscribers and these subscribers typically churn at a higher rate.
Our subscriber acquisition costs and our subscriber retention costs can vary significantly from period to period and can cause material variability to our net income (loss) and free cash flow. Any material increase in subscriber acquisition or retention costs from current levels could have a material adverse effect on our business, financial position and results of operations.
We face intense and increasing competition from satellite television providers, cable television providers, telecommunications companies, and companies that provide/facilitate the delivery of video content via the internet.
Our business is focused on providing pay-TV services and we have traditionally competed against satellite and cable television providers. Many of these competitors offer video services bundled with broadband and video services, HD offerings and video on demand services that consumers may find attractive.
In addition, DirecTV’s satellite receivers and services are offered through a significantly greater number of consumer electronics stores than ours. As a result of this and other factors, our services are less known to consumers than those of DirecTV. Due to this relative lack of consumer awareness and other factors, we are at a competitive marketing disadvantage compared to DirecTV. DirecTV also offers exclusive programming that may be attractive to prospective subscribers, and may have access to discounts on programming not available to us.
Competition has intensified in recent quarters with the rapid growth of fiber-based pay-TV services offered by telecommunications companies such as Verizon and AT&T. These telecommunications companies are upgrading their older copper wire telephone lines with high-bandwidth fiber optic lines in larger markets. These fiber optic lines provide significantly greater capacity, enabling the telecommunications companies to offer substantial HD programming content.
In addition, the upcoming transition from analog to digital delivery will allow broadcasters to provide improved signal quality, offer additional channels including content broadcast in HD, and explore new business opportunities such as mobile video.
We also expect to face increasing competition from companies who distribute/facilitate video services to consumers over the Internet. This growth of viable video alternatives over the Internet could negatively impact consumer demand for our products and services.

This increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber acquisitions and higher subscriber churn.
We may be required to make substantial additional investments in order to maintain competitive HD programming offerings.
We believe that the availability and extent of HD programming has become and will continue to be a significant factor in consumer’s choice among pay-TV providers. Other pay-TV providers may have more successfully marketed and promoted their HD programming packages and may also be better equipped to increase their HD offerings to respond to increasing consumer demand for this content. We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver additional HD programming, and there can be no assurance that we will be able to compete effectively with HD program offerings from other pay-TV providers. In particular, in recent quarters, our capital expenditures have increased because we have made significant efforts to expand our HD capability and provide more of our subscribers with HD set top boxes.
Technology in our industry changes rapidly and could cause our services and products to become obsolete.
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
Technology in the pay-TV industry changes rapidly as new technologies are developed, which could cause our services and products to become obsolete. We and our suppliers may not be able to keep pace with technological developments. If the new technologies on which we intend to focus our research and development investments fail to achieve acceptance in the marketplace, our competitive position could be impaired causing a reduction in our revenues and earnings. We may also be at a competitive disadvantage in developing and introducing complex new products and technologies because of the substantial costs we may incur in making these products or technologies available across our installed base of over 13 million subscribers. For example, our competitors could be the first to obtain proprietary technologies that are perceived by the market as being superior. Further, after we have incurred substantial research and development costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to its introduction. In addition, delays in the delivery of components or other unforeseen problems in our DBS system may occur that could materially and adversely affect our ability to generate revenue, offer new services and remain competitive.
Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees. We rely on EchoStar Corporation to design and develop set-top boxes with advanced features and functionality. If EchoStar is unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected.
We may need additional capital, which may not be available on acceptable terms or at all, in order to continue investing in our business and to finance acquisitions and other strategic transactions.
We may need to raise additional capital in the future to among other things, continue investing in our business, construct and launch new satellites, and to pursue acquisitions and other strategic transactions.
Recent developments in the financial markets such as the scarcity of capital have made it more difficult for non-investment grade borrowers of high yield indebtedness to access capital markets at acceptable terms or at all. The recent reduction in our stock price combined with the instability in the equity markets has made it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders. In addition, weak market conditions may limit our ability to generate sufficient internal cash to fund these investments, capital expenditures, acquisitions and other strategic transactions. We cannot predict with any certainty whether or not we will be impacted by the current adverse credit market. As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

A portion of our investment portfolio is invested in securities that have experienced limited or no liquidity in recent months and may not be immediately accessible to support our financing needs.
A portion of our investment portfolio is invested in asset backed securities, auction rate securities, mortgage backed securities, special investment vehicles, and strategic investments and as a result a portion of our portfolio has restricted liquidity. Liquidity in the markets for these investments has been impaired in the past year and these market conditions have adversely affected our liquidity. In addition, certain of these securities have defaulted or have been materially downgraded causing us to record impairment charges. If the credit ratings of these securities further deteriorate or the lack of liquidity in the marketplace becomes prolonged, we may be required to record further impairment charges. Moreover, the current significant volatility of domestic and global financial markets has greatly affected the volatility and value of our marketable investment securities. To the extent we require access to funds, we may need to sell these securities under unfavorable market conditions, record further impairment charges and fall short of our financing needs.
AT&T’s termination of its distribution agreement with us may reduce subscriber additions and increase churn if we are not able to develop alternative distribution channels.
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008 and 19% of our gross subscriber additions in the fourth quarter. This distribution relationship ended on January 31, 2009. AT&T has entered into a new distribution relationship with DirecTV. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be further impaired, our subscriber churn may increase, and our results of operations may be adversely affected. In addition, approximately one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may still churn at higher than historical rates following termination of the AT&T distribution relationship.
As technology changes, and in order to remain competitive, we may have to upgrade or replace subscriber equipment and make substantial investments in our infrastructure.
Our competitive position depends in part on our ability to offer new subscribers and upgrade existing subscribers with more advanced equipment, such as receivers with DVR and HD technology. Furthermore, the increase in demand for HD programming requires investments in additional satellite capacity. We may not be able to pass on to our subscribers the entire cost of these upgrades and infrastructure investments.
We rely on EchoStar to design and develop all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services for us. Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.
EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations. In addition, EchoStar is a key supplier of other satellite services to us. Because purchases from DISH Network are made pursuant to contracts that generally expire on January 1, 2010, EchoStar will have no obligation to supply digital set-top boxes and satellite services to us after that date. Equipment, transponder leasing and digital broadcast operation costs may increase beyond our current expectations. We may be unable to renew agreements for these services with EchoStar on acceptable terms or at all. EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain transponder capacity and digital broadcast operations and other services from third parties, could affect our subscriber acquisition and churn and cause related revenue to decline.

Furthermore, any transition to a new supplier of set-top boxes could result in increased costs, resources and development and customer qualification time. Any reduction in our supply of set-top boxes could significantly delay our ability to ship set-top boxes to our subscribers and potentially damage our relationships with our subscribers.
We rely on one or a limited number of vendors, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
We have contracted with a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices. Our dependence on these vendors makes our operations vulnerable to such third parties’ failure to perform adequately. In addition, we have historically relied on a single source for certain items. If these vendors are unable to meet our needs because they are no longer in business or because they discontinue a certain product or service we need, our business, financial position and results of operations may be adversely affected. Our inability to develop alternative sources quickly and on a cost-effective basis could materially impair our ability to timely deliver our products to our subscribers or operate our business. Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties which could cause us to make substantial additional investments.
Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.
Increases in theft of our signal, or our competitors’ signals, could in addition to reducing new subscriber activations, also cause subscriber churn to increase. We use security access devices in our receiver systems to control access to authorized programming content. Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as security access device replacement programs and updates in security software, that are intended to make signal theft more difficult. It has been our prior experience that security measures may be only effective for short periods of time or not at all and that we remain susceptible to additional signal theft. We cannot assure you that we will be successful in reducing or controlling theft of our programming content. During the third quarter of 2008, we began implementing a plan to replace our existing security access devices to re-secure our system, which is expected to take approximately nine to twelve months to complete. We cannot assure you that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our security access device replacement plan is not effective.
We are also vulnerable to other forms of fraud. While we are addressing certain fraud through a number of actions, including terminating more than 60 retailers for violating DISH Network business rules, there can be no assurance that we will not continue to experience fraud which could impact our subscriber growth and churn. The current economic downturn may create greater incentive for signal theft and other forms of fraud, which could lead to higher subscriber churn and reduced revenue.
We depend on third parties to solicit orders for DISH Network services that represent a significant percentage of our total gross subscriber acquisitions.
A number of our retailers are not exclusive to us and may favor our competitors’ products and services over ours based on the relative financial arrangements associated with selling our products and those of our competitors. Furthermore, some of these retailers are significantly smaller than we are and may be more susceptible to current uncertain economic conditions that will make it more difficult for them to operate profitably. Because our retailers receive most of their incentive value at activation and not over an extended period of time, our interests in obtaining and retaining subscribers through good customer service may not always be aligned with our retailers. It may be difficult to better align our interests with our resellers’ because of their capital and liquidity constraints. Loss of one or more of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our subscriber losses and subscriber churn may increase.
We depend on third parties to provide us with programming services. Our programming agreements have remaining terms ranging from less than one to up to ten years and contain various renewal and cancellation provisions. We may not be able to renew these agreements on favorable terms or at all, and these agreements may be canceled prior to expiration of their original term. If we are unable to renew any of these agreements or the other parties cancel the agreements, we cannot assure you that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming. In addition, the loss of programming could increase our subscriber churn. We also expect programming costs to continue to increase. We may be unable to pass programming costs on to our customers, which could have a material adverse effect on our business, financial condition and results of operations.
Our competitors may be able to leverage their relationships with programmers so that they are able to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.
The cost of programming represents a large percentage of our overall costs. Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs. Unlike our larger cable and satellite competitors, we have not made significant investments in programming providers. Furthermore, our competitors offer exclusive programming that may be attractive to prospective subscribers.
We depend on the Cable Act for access to programming from cable-affiliate programmers at cost-effective rates.
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
We face increasing competition from other distributors of foreign language programming that may limit our ability to maintain our foreign language programming subscriber base.
We face increasing competition from other distributors of foreign language programming, including programming distributed over the Internet. There can be no assurance that we will maintain subscribers in our foreign-language programming services. In addition, the increasing availability of foreign language programming from our competitors, which in certain cases has resulted from our inability to renew programming agreements on an exclusive basis or at all, could contribute to an increase in our subscriber churn. Our agreements with distributors of foreign language programming have varying expiration dates, and some agreements are on a month-to-month basis. There can be no assurance that we will be able to grow or maintain our foreign language programming subscriber base.

Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consents from local network stations.
SHVIA generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of the local network station. If we fail to reach retransmission consent agreements with broadcasters we cannot carry their signals. This could have an adverse effect on our strategy to compete with cable and other satellite companies which provide local signals. While we have been able to reach retransmission consent agreements with most local network stations in markets where we currently offer local channels by satellite, roll-out of local channels in additional cities will require that we obtain additional retransmission agreements. We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms upon the expiration of our current retransmission consent agreements.
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
We have made a substantial investment in certain 700 MHz wireless licenses and will be required to make significant additional investments in order to commercialize these licenses and recoup our investment.
We paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009. We will be required to make significant additional investments or partner with others to commercialize these licenses and satisfy FCC build-out requirements.
We expect to invest significant additional amounts to develop services and infrastructure to effectively utilize the spectrum and provide services to our customers. We will also need to comply with the technical and operational rules and regulations adopted by the FCC for this spectrum, including specific build-out requirements. Part or all of our licenses can be terminated for failure to satisfy these requirements. Specifically, we will be required to meet interim build-out benchmarks by June 2013. Failure to meet an interim benchmark requirement will cause a two year reduction in our license term (from 10 years to 8 years) and may result in enforcement action, including forfeitures, and the loss of right to operate in any unserved areas.
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
We have substantial debt outstanding and may incur additional debt that could have a dilutive effect on our outstanding equity capital or future earnings.
As of December 31, 2008, our total debt, including the debt of our subsidiaries, was $5.008 billion. Our debt levels could have significant consequences, including:
•	requiring us to devote a substantial portion of our cash to make interest and principal payments on our debt, thereby reducing the amount of cash available for other purposes. As a result, we would have limited financial and operating flexibility in responding to changing economic and competitive conditions;

•	limiting our ability to raise additional debt because it may be more difficult for highly leveraged issuers such as us to obtain debt financing on attractive terms; and

•	placing us at a disadvantage compared to our competitors that have less debt.
In addition, we may incur substantial additional debt in the future. The terms of the indentures relating to our senior notes permit us to incur additional debt. If new debt is added to our current debt levels, the risks we now face could intensify.
If we are unsuccessful in defending Tivo’s litigation against us, we could be prohibited from offering DVR technology that would in turn put us at a significant disadvantage to our competitors.
During 2008, Tivo filed a motion for contempt alleging that our next-generation DVRs continue to infringe a patent held by Tivo. If we are unsuccessful in defending against Tivo’s motion for contempt or any subsequent claim that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material. We could also have to pay substantial additional damages.
We have limited owned and leased satellite capacity and satellite failures could adversely affect our business.
Operation of our subscription television service requires that we have adequate satellite transmission capacity for the programming we offer. Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by expanding local HD coverage and offering more HD national channels. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.
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
Our owned and leased satellites are subject to risks related to launch that could limit our ability to utilize these satellites.
Satellite launches are subject to significant risks, including delay, launch failure and incorrect orbital placement. Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past. The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities. Such significant delays could materially and adversely affect our ability to generate revenues. If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could have a material adverse effect on our ability to generate revenues and fund future satellite procurement and launch opportunities.
In addition, the occurrence of future launch failures may materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all. Please see further discussion under the caption “We currently have no commercial insurance coverage on the satellites we own” below.
Our owned and leased satellites are subject to significant operational and atmospheric risks that could limit our ability to utilize these satellites.
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
Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our multi-channel video services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly. Anomalies may also reduce the expected useful life of a satellite, thereby reducing the channels that could be offered using that satellite, or create additional expenses due to the need to provide replacement or back-up satellites. You should review the disclosures relating to satellite anomalies set forth under Note 7 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
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
Our owned and leased satellites have minimum design lives of 12 years, but could fail or suffer reduced capacity before then.
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
We currently have no commercial insurance coverage on the satellites we own and could face significant impairment charges if one of our satellites fails.
Generally, we do not carry launch or in-orbit insurance on the satellites we use. We currently do not carry in-orbit insurance on any of our satellites and do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of satellite failure. If one or more of our in-orbit satellites fail, we could be required to record significant impairment charges.
We may have potential conflicts of interest with EchoStar due to our common ownership and management.
Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between EchoStar and us could arise include, but are not limited to, the following:
•	Cross officerships, directorships and stock ownership. We have significant overlap in directors and executive officers with EchoStar, which may lead to conflicting interests. For instance, certain of our executive officers, including Charles W. Ergen, our Chairman, President and Chief Executive Officer, serve as executive officers of EchoStar. Three of our executive officers provide management services to EchoStar pursuant to a management services agreement between EchoStar and us. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. Furthermore, our board of directors includes persons who are members of the board of directors of EchoStar, including Mr. Ergen, who serves as the Chairman of EchoStar and us. The executive officers and the members of our board of directors who overlap with EchoStar have fiduciary duties to EchoStar’s shareholders. For example, there is the potential for a conflict of interest when we or EchoStar look at acquisitions and other corporate opportunities that may be suitable for both companies. In addition, our directors and officers own EchoStar stock and options to purchase EchoStar stock, which they acquired or were granted prior to the Spin-off of EchoStar from us, including Mr. Ergen, who owns approximately 53.0% of the total equity and controls approximately 87.0% of the voting power of EchoStar. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for us and EchoStar.

•	Intercompany agreements related to the Spin-off. We have entered into certain agreements with EchoStar pursuant to which we will provide EchoStar with certain management, administrative, accounting, tax, legal and other services, for which EchoStar will pay us our cost plus a fixed margin. In addition, we have entered into a number of intercompany agreements covering matters such as tax sharing and EchoStar’s responsibility for certain liabilities previously undertaken by us for certain of EchoStar’s businesses. We have also entered into certain commercial agreements with EchoStar pursuant to which EchoStar is, among other things, obligated to sell to us at specified prices, set-top boxes and related equipment. The terms of these agreements were established while EchoStar was a wholly-owned subsidiary of us and were not the result of arm’s length negotiations. The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and us under the separation and other intercompany agreements we entered into with EchoStar in connection with the Spin-off of EchoStar from us do not necessarily reflect what two unaffiliated parties might have agreed to. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us. In addition, conflicts could arise between us and EchoStar in the interpretation or any extension or renegotiation of these existing agreements.

•	Future intercompany transactions. In the future, EchoStar or its affiliates may enter into transactions with us or our subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between EchoStar and us and, when appropriate, subject to the approval of the disinterested directors on our board or a committee of disinterested directors, there can be no assurance that

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
We rely on key personnel and the loss of their services or the inability to attract and retain them may negatively affect our businesses.
We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman, President and Chief Executive Officer and certain other executives. The loss of Mr. Ergen or of certain other key executives could have a material adverse effect on our business, financial condition and results of operations. Although all of our executives have executed agreements limiting their ability to work for or consult with competitors if they leave us, we do not have employment agreements with any of them. Pursuant to a management services agreement with EchoStar entered into at the time of the Spin-off, we have agreed to make certain of our key officers available to provide services to EchoStar. In addition Mr. Ergen also serves as Chairman, President and Chief Executive Officer of EchoStar. To the extent Mr. Ergen and such other officers are performing services for EchoStar, this may divert their time and attention away from our business and may therefore adversely affect our business.
We are controlled by one principal stockholder who is also our Chairman, President and Chief Executive Officer.
Charles W. Ergen, our Chairman, President and Chief Executive Officer, currently beneficially owns approximately 42.0% of our total equity securities and possesses approximately 58.0% of the total voting power. Mr. Ergen’s beneficial ownership of shares of Class A Common Stock excludes 88,496,990 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family. These trusts beneficially own approximately 33.0% of our total equity securities and possess approximately 34.0% of the total voting power. Through his voting power, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders. As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.
We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
We are subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees. Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products infringes on intellectual property held by others, we may be required to cease developing or marketing those products, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products in such a way as to avoid infringing the patent claims. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. Please see further discussion under Item 1. Business — Patents and Trademarks of this Annual Report on Form 10-K.
We may pursue acquisitions and other strategic transactions to complement or expand our business which may not be successful and in which we may lose the entire value of our investment.
Our future success may depend on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including:
•	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

•	possible adverse effects on our operating results during the integration process;

•	a high degree of risk involved in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful; and

•	our possible inability to achieve the intended objectives of the transaction.
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
We are subject to digital HD “carry-one-carry-all” requirements that cause capacity constraints.
In order to provide any full-power analog local broadcast signal in any market today, we are required to retransmit all qualifying analog broadcast signals in that market (“carry-one-carry-all”). The digital transition requires all full-power broadcasters to cease transmission using analog signals and switch over to digital signals by June 12, 2009. The switch to digital will provide broadcasters significantly greater capacity to provide high definition and multi-cast programming. During March 2008, the FCC adopted new digital carriage rules that require DBS providers to phase in carry-one-carry-all obligations with respect to the carriage of full-power broadcasters’ HD signals by February 2013. The carriage of additional HD signals on our DBS system could cause us to experience significant capacity constraints and limit the number of local markets that we can serve. The digital transition has also necessitated resource-intensive efforts by us to transition broadcast signals switching from analog to digital at the hundreds of local facilities we utilize across the nation to receive local channels and transmit them to our uplink facilities.
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
It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our capital structure.
Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a shareholder may consider favorable. These provisions include the following:
•	a capital structure with multiple classes of common stock: a Class A that entitles the holders to one vote per share, a Class B that entitles the holders to ten votes per share, a Class C that entitles the holders to one vote per share, except upon a change in control of our company in which case the holders of Class C are entitled to ten votes per share;

•	a provision that authorizes the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	a provision limiting who may call special meetings of shareholders; and

•	a provision establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.
In addition, pursuant to our certificate of incorporation we have a significant amount of authorized and unissued stock which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.
We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.
We periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2008, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.
We may face other risks described from time to time in periodic and current reports we file with the SEC.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table sets forth certain information concerning our principal properties.

				Leased From
		Approximate			Other
	Segment(s)	Square			Third
Description/Use/Location	Using Property	Footage	Owned	EchoStar	Party
Corporate headquarters, Englewood, Colorado	All	476,000		X
Customer call center, Littleton, Colorado	DISH Network	202,000		X
Service center, Englewood, Colorado	DISH Network	93,343		X
Service center, Spartanburg, South Carolina	DISH Network	316,000			X
Customer call center, warehouse and service center, El Paso, Texas	DISH Network	171,000	X
Customer call center, McKeesport, Pennsylvania	DISH Network	106,000			X
Customer call center, Christiansburg, Virginia	DISH Network	103,000	X
Customer call center and general offices, Tulsa, Oklahoma	DISH Network	79,000			X
Customer call center and general offices, Pine Brook, New Jersey	DISH Network	67,000			X
Customer call center, Alvin, Texas	DISH Network	60,000			X
Customer call center, Phoenix, Arizona	DISH Network	57,000			X
Customer call center, College Point, New York	DISH Network	60,000			X
Customer call center, Thornton, Colorado	DISH Network	55,000	X
Customer call center, Harlingen, Texas	DISH Network	54,000	X
Customer call center, Bluefield, West Virginia	DISH Network	50,000	X
Customer call center, Hilliard, Ohio	DISH Network	31,000			X
Warehouse, distribution and service center, Atlanta, Georgia	DISH Network	250,000			X
Warehouse and distribution center, Denver, Colorado	DISH Network	303,000			X
Warehouse and distribution center, Sacramento, California	DISH Network	82,000	X
Warehouse, Denver, Colorado	DISH Network	44,000	X
In addition to the principal properties listed above, we operate several DISH Network service centers strategically located in regions throughout the United States. Furthermore, we own or lease capacity on 14 satellites which are a major component of our DISH Network DBS System. See further discussion under “Item 1. Business — Satellites” in this Annual Report on Form 10-K.
Item 3. LEGAL PROCEEDINGS
In connection with the Spin-off, we entered into a separation agreement with EchoStar, which provides for, among other things, the division of liability resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed liability for any acts or omissions that relate to its business whether such acts or omissions occurred before or after the Spin-off. Certain exceptions are provided, including for intellectual property related claims generally, whereby EchoStar will only be liable for its acts or omissions that occurred following the Spin-off. Therefore, we have indemnified EchoStar for any potential liability or damages resulting from intellectual property claims relating to the period prior to the effective date of the Spin-off.
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
Distant Network Litigation
During October 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives. We have turned off all of our distant network channels and are no longer in the distant network business. Termination of these channels resulted in, among other things, a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. The plaintiffs in that litigation alleged that we were in violation of the Court’s injunction and appealed the District Court decision finding that we are not in violation. On July 7, 2008, the Eleventh Circuit rejected the plaintiffs’ appeal and affirmed the decision of the District Court.
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
In July 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. The District Court has stayed our action until the Federal Circuit has resolved DirecTV’s appeal. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. Our case is stayed until the DirecTV action is resolved.
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
Guardian Media
On December 22, 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against EchoStar Corporation, EchoStar Technologies L.L.C., and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 (the ‘158 patent) and 4,930,160 (the ‘160 patent). The ‘158 patent is entitled “Selective Video Playing System” and the ‘160 patent is entitled “Automatic Censorship of Video Programs.” Both patents are expired and relate to certain parental lock features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Multimedia Patent Trust
On February 13, 2009, Multimedia Patent Trust (“MPT”) filed suit against us, EchoStar and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226 entitled “Conditional Motion Compensated Interpolation Of Digital Motion Video,” 5,227,878 entitled “Adaptive Coding and Decoding of Frames and Fields of Video,” 5,136,377 entitled “Adaptive Non-linear Quantizer,” 5,500,678 entitled “Optimized Scanning of Transform Coefficients in Video Coding,” and 5,563,593 entitled “Video Coding with Optimized Low Complexity Variable Length Codes.” The patents relate to encoding and compression technology.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The state court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The state court agreed, and denied our motion for summary judgment as a result. In April 2008, the state court granted plaintiff’s class certification motion and in January 2009, the state court entered an order excluding certain evidence that we can present at trial based on the prior discovery issues. The state court also denied plaintiffs’ request to dismiss our counterclaims. The final impact of the court’s evidentiary ruling cannot be fully assessed at this time. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the lawsuit or determine the extent of any potential liability or damages.
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
Technology Development Licensing
On January 22, 2009, Technology Development and Licensing LLC (“TechDev”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35, 952 (the ‘952 patent). The ‘952 patent is entitled “Television Receiver Having Memory Control for Tune-By-Label Feature,” and relates to certain favorite channel features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we previously recorded a total reserve of $132 million on our Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. This amount also includes the estimated cost of any software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to the jury verdict. In its January 2008 decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the District Court, and ordered that the stay of the District Court’s injunction against us, which was issued pending appeal, be dissolved when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million reserve was released from an escrow account to Tivo.
In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have written legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the injunction. An evidentiary hearing on Tivo’s motion for contempt was held on February 17-19, 2009 and the Court will rule after receiving the parties’ post-trial briefs. In January 2009, the Patent and Trademark Office (“PTO”) granted our Petition for Re-Examination of the software claims of Tivo’s ‘389 patent, which are the subject of Tivo’s current motion for contempt. The PTO found that there is a ‘substantial new question’ of patentability as to the software claims in light of prior patents that appear to render Tivo’s ‘389 patent invalid as obvious.
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
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No items were submitted to a vote of security holders during the fourth quarter of 2008.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
Market Information. Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “DISH.” The high and low closing sale prices of our Class A common stock during 2008 and 2007 on the Nasdaq Global Select Market (as reported by Nasdaq) are set forth below. The sales prices of our Class A common stock reported below are not adjusted to reflect the Spin-off.

2008	High	Low
First Quarter	$33.48	$26.64
Second Quarter	35.66	29.09
Third Quarter	31.57	19.97
Fourth Quarter	20.69	8.37

2007	High	Low
First Quarter	$44.43	$38.21
Second Quarter	49.56	42.89
Third Quarter	46.81	38.00
Fourth Quarter	51.08	36.77
As of February 20, 2009, there were approximately 11,147 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of February 20, 2009, 149,938,218 of the 238,435,208 outstanding shares of our Class B common stock were held by Charles W. Ergen, our Chairman, President and Chief Executive Officer and the remaining 88,496,990 were held in trusts for members of Mr. Ergen’s family. There is currently no trading market for our Class B common stock.
Spin-off. On January 1, 2008, DISH Network spun off EchoStar as a separate publicly-traded company in the form of a stock dividend distributed to DISH Network shareholders. DISH Network stockholders received for each share of common stock held on the record date for the Spin-off, 0.20 of a share of the same class of common stock of EchoStar.
We currently do not intend to declare additional dividends on our common stock. Payment of any future dividends will depend upon our earnings and capital requirements, restrictions in our debt facilities, and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support future growth and expansion although we expect to repurchase shares of our common stock from time to time. See further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our Class A common stock made by us for the period from January 1, 2008 through December 31, 2008.

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs (1)
	(In thousands, except share data)
January 1, 2008 — August 31, 2008	—	$—	—	$1,000,000
September 1, 2008 — September 30, 2008	3,054,115	$26.82	3,054,115	$918,094
October 1, 2008 — November 30, 2008	—	$—	—	$1,000,000
December 1, 2008 — December 31, 2008	82,776	$9.99	82,776	$999,173

Total	3,136,891	$26.37	3,136,891	$999,173

(1)	Our board of directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock. In November 2008, our board of directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are authorized to repurchase up to $1.0 billion of our outstanding shares through and including December 31, 2009, subject to a limitation to purchase no more than 20% of our outstanding common stock. As of December 31, 2008, we may repurchase up to $999 million under this plan. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6. SELECTED FINANCIAL DATA
The selected consolidated financial data as of and for each of the five years ended December 31, 2008 have been derived from, and are qualified by reference to our Consolidated Financial Statements. Certain prior year amounts have been reclassified to conform to the current year presentation. See further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Explanation of Key Metrics and Other Items” in this Annual Report on Form 10-K. This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2008, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Years Ended December 31,
Statements of Operations Data	2008	2007	2006	2005		2004
	(In thousands, except per share data)
Total revenue	$11,617,187	$11,090,375	$9,818,486	$8,447,175		$7,158,471
Total costs and expenses	9,561,007	9,516,971	8,601,115	7,279,927		6,455,166

Operating income (loss)	$2,056,180	$1,573,404	$1,217,371	$1,167,248		$703,305

Net income (loss)	$902,947	$756,054	$608,272	$1,514,540	(1)	$214,769

Basic net income (loss) available to common stockholders	$902,947	$756,054	$608,272	$1,514,540		$214,769
Diluted net income (loss) available to common stockholders	$909,585	$765,571	$618,106	$1,560,688	(1)	$214,769
Basic weighted-average common shares outstanding	448,786	447,302	444,743	452,118		464,053
Diluted weighted-average common shares outstanding	460,226	456,834	452,685	484,131		467,598
Basic net income (loss) per share	$2.01	$1.69	$1.37	$3.35		$0.46
Diluted net income (loss) per share	$1.98	$1.68	$1.37	$3.22		$0.46
Cash dividend per common share	$—	$—	$—	$—		$1.00

	As of December 31,
Balance Sheet Data	2008	2007	2006	2005	2004
	(In thousands)
Cash, cash equivalents and marketable investment securities	$559,132	$2,788,196	$3,032,570	$1,181,361	$1,155,633
Total assets	6,460,047	10,086,529	9,768,696	7,410,210	6,029,277
Long-term debt and capital lease obligations (including current portion)	5,007,756	6,125,704	6,967,321	5,935,301	5,791,561
Total stockholders’ equity (deficit)	(1,949,106)	639,989	(219,383)	(866,624)	(2,078,212)

	For the Years Ended December 31,
Other Data	2008	2007	2006	2005	2004
DISH Network subscribers, as of period end (in millions)	13.678	13.780	13.105	12.040	10.905
DISH Network subscriber additions, gross (in millions)	2.966	3.434	3.516	3.397	3.441
DISH Network subscriber additions, net (in millions)	(0.102)	0.675	1.065	1.135	1.480
Average monthly subscriber churn rate	1.86%	1.70%	1.64%	1.65%	1.62%
Average monthly revenue per subscriber (“ARPU”)	$69.27	$65.83	$62.78	$58.34	$55.26
Average subscriber acquisition costs per subscriber (“SAC”)	$720	$656	$686	$693	$611
Net cash flows from (in thousands):
Operating activities	$2,188,344	$2,616,720	$2,279,242	$1,774,074	$1,001,442
Investing activities	$(1,597,471)	$(2,470,832)	$(2,148,968)	$(1,478,762)	$1,078,281
Financing activities	$(1,411,841)	$(976,016)	$1,022,147	$(402,623)	$(2,666,022)

(1)	Net income in 2005 includes $915 million related to the reversal of our recorded valuation allowance for those net deferred tax assets that we believe are more likely than not to be realized in the future.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements included elsewhere in this annual report. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in this report, including under the caption “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
EXECUTIVE SUMMARY
Overview
After achieving significant growth in subscribers over the past twelve years, DISH Network saw its subscriber base decrease by 102,000 in 2008 with most of the decline taking place in the fourth quarter. Factors common to the pay-TV industry generally as well as factors that were specific to DISH Network each contributed to this decline.
The current overall economic environment has negatively impacted many industries including ours. The downturn in the housing market has had a further effect on the pay-TV industry. In addition, the overall growth rate in the pay-TV industry has slowed in recent years as the penetration of pay-TV households approaches 90%. Within this maturing industry, competition has intensified with the rapid growth of fiber-based pay-TV services offered by telecommunications companies. Furthermore, new internet protocol television (“IPTV”) products/services have begun to impact the pay-TV industry and such products/services will become more viable competition over time as their quality improves. In spite of these factors that have impacted the entire pay-TV industry, certain of our competitors have been able to achieve relatively strong results in the current environment.
While economic factors have impacted the entire pay-TV industry, our relative performance has been mostly driven by issues specific to DISH. In recent years, DISH Network’s position as the low cost provider in the pay-TV industry has been eroded by increasingly aggressive promotional pricing used by our competitors to attract new customers and similarly aggressive promotions and tactics used to retain existing customers. Some competitors have been especially aggressive and effective in marketing the value and quality of their service. Furthermore, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH Network. We have not always met our own standards for performing high quality installations, effectively resolving customer issues when they arise, answering customer calls in an acceptable timeframe, effectively communicating with our customer base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and customer equipment, and aligning the interests of certain third party retailers and installers to provide high quality service.
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008 and 19% of our gross subscriber additions in the fourth quarter. This distribution relationship ended on January 31, 2009. AT&T has entered into a new distribution relationship with DirecTV. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be further impaired, our subscriber churn may increase, and our results of operations may be adversely affected. In addition, approximately one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may still churn at higher than historical rates following termination of the AT&T distribution relationship.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
As discussed below, to address the decline in our subscriber base, we have been focusing on factors generally within our control. Aggressive offerings by our competitors have required us to respond with stronger promotional offerings of our own. In February 2009, we introduced a new promotion where qualifying subscribers can receive certain programming packages for as low as $9.99 per month for up to six months. We strive to attract good quality subscribers to this promotion via credit requirements and contractual commitments. In support of our recent promotional offerings, we increased our advertising expenditures throughout 2008.
We have been investing more in advanced technology equipment as part of our subscriber acquisition and retention efforts. Recent initiatives to transmit certain programming only in MPEG-4 and to activate certain new subscribers only with MPEG-4 receivers have accelerated our deployment of MPEG-4 receivers. To meet current demand, we have increased the rate at which we upgrade existing subscribers to HD and DVR receivers. While these efforts may increase our subscriber acquisition and retention costs, we believe that they will help reduce subscriber churn and costs over the long run.
We have also been changing equipment for certain subscribers to free up satellite bandwidth in support of HD and other initiatives. We expect to implement these initiatives at least through the first half of 2009. We believe that the benefit from the increase in available satellite bandwidth outweighs the short-term cost of these equipment changes.
To combat signal theft and improve the security of our broadcast system, we launched an initiative that will continue at least through the first half of 2009 to replace our security access devices. To combat other forms of fraud, we have taken a wide range of actions including terminating more than 60 retailers found to be in violation of DISH Network’s business rules. While these initiatives may inconvenience our subscribers and disrupt our distribution channels in the short term, we believe that the long-term benefits will outweigh the costs.
To address our operational inefficiency, we have made and intend to continue to make material investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service businesses. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending.
Over the longer run, we will use Slingbox “placeshifting” technology and other technologies to maintain and enhance our competitiveness. We may also partner with or acquire companies whose lines of business are complementary to ours should attractive opportunities arise.
The adoption of the above measures have contributed to higher expenses and lower margins. While we believe that the increased costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all. Programming costs represent a large percentage of our subscriber-related expenses. As a result, our margins may face further downward pressure from price escalations in current contracts and the renewal of long term programming contracts on less favorable pricing terms.
Our balance of cash and current marketable investment securities was materially lower on December 31, 2008 than it has been in recent years, mostly due to the redemption of a significant amount of debt towards the end of 2008. Furthermore, the current lack of stability in the capital markets makes it uncertain that we could raise more cash on acceptable terms or at all. As a result, we may not have as much flexibility to invest in our business, pursue strategic investments, prepay debt, or buy back our own stock as we have had in the past.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
The Spin-off. Effective January 1, 2008, we completed the separation of the assets and businesses we owned and operated historically into two companies (the “Spin-off”):
•	DISH Network, through which we retain our pay-TV business, and

•	EchoStar Corporation (“EchoStar”) which operates the digital set-top box business, and holds certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities formerly held by DISH Network.
DISH Network and EchoStar now operate as separate public companies, and neither entity has any ownership interest in the other. However, a majority of the voting power of the shares of both companies is controlled by our Chairman, President and Chief Executive Officer, Charles W. Ergen. In connection with the Spin-off, DISH Network entered into certain agreements with EchoStar to define responsibility for obligations relating to, among other things, set-top box sales, transition services, taxes, employees and intellectual property, which impact several of our key operating metrics. We have entered into certain agreements with EchoStar subsequent to the Spin-off and we may enter into additional agreements with EchoStar in the future.
Prior to the Spin-off, our set-top boxes and other subscriber equipment as well as satellite, uplink and transmission services were provided internally at cost. Following the Spin-off, we purchase set-top boxes from EchoStar at its cost plus a fixed margin, which varies depending on a number of factors including the types of set-top boxes that we purchase. In addition, we now purchase and/or lease satellite, uplink and transmission services from EchoStar at its cost plus a fixed margin. The prices that we pay for these services depend upon the nature of the services that we obtain from EchoStar and the market competition for these services. Furthermore, as part of the Spin-off, certain real estate was contributed to EchoStar and leased back to us and we now incur additional costs in the form of rent paid on these leases. These additional costs are not reflected in our historical consolidated financial statements for periods prior to January 1, 2008.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
EXPLANATION OF KEY METRICS AND OTHER ITEMS
Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, pay-per-view, Latino and international subscription television services, equipment rental fees and other hardware related fees, including fees for DVRs and additional outlet fees from subscribers with multiple receivers, advertising services, fees earned from our DishHOME Protection Plan, equipment upgrade fees, HD programming and other subscriber revenue. Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.
Equipment sales and other revenue. “Equipment sales and other revenue” principally includes the unsubsidized sales of DBS accessories to retailers and other third-party distributors of our equipment and to DISH Network subscribers. During 2007 and 2006, this category also included sales of non-DISH Network digital receivers and related components to international customers and satellite and transmission revenue, which related to the set-top box business and other assets that were distributed to EchoStar in connection with the Spin-off.
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
During 2007 and 2006, “Equipment, transitional services and other cost of sales” also included costs associated with non-DISH Network digital receivers and related components sold to international customers and satellite and transmission expenses, which related to the set-top box business and other assets that were distributed to EchoStar in connection with the Spin-off.
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
SAC. Management believes subscriber acquisition cost measures are commonly used by those evaluating companies in the pay-TV industry. We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new subscriber activation,” or SAC, and we believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses. Our SAC is calculated as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new subscribers, divided by gross subscriber additions. We include all the costs of acquiring subscribers (e.g., subsidized and

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
capitalized equipment) as our management believes it is a more comprehensive measure of how much we are spending to acquire subscribers. We also include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs.
General and administrative expenses. “General and administrative expenses” consists primarily of employee-related costs associated with administrative services such as legal, information systems, accounting and finance, including non-cash, stock-based compensation expense. It also includes outside professional fees (e.g., legal, information systems and accounting services) and other items associated with facilities and administration. Following the Spin-off, the general and administrative expenses associated with the business and assets distributed to EchoStar in connection with the Spin-off are no longer reflected in our “General and administrative expenses.”
Interest expense. “Interest expense” primarily includes interest expense, prepayment premiums and amortization of debt issuance costs associated with our senior debt and convertible subordinated debt securities (net of capitalized interest) and interest expense associated with our capital lease obligations.
“Other” income (expense), net. The main components of “Other” income and expense are unrealized gains and losses from changes in fair value of non-marketable strategic investments accounted for at fair value, equity in earnings and losses of our affiliates, gains and losses realized on the sale of investments, and impairment of marketable and non-marketable investment securities.
Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income (loss)” plus “Interest expense” net of “Interest income,” “Taxes” and “Depreciation and amortization.” This “non-GAAP measure” is reconciled to net income (loss) in our discussion of “Results of Operations” below.
DISH Network subscribers. We include customers obtained through direct sales, and through third-party retail networks and other distribution relationships, in our DISH Network subscriber count. We also provide DISH Network service to hotels, motels and other commercial accounts. For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our America’s Top 100 programming package (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count. Previously, our end of period DISH Network subscriber count was rounded down to the nearest five thousand. However, beginning December 31, 2008, we round to the nearest one thousand.
Average monthly revenue per subscriber (“ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses. We calculate average monthly revenue per subscriber, or ARPU, by dividing average monthly “Subscriber-related revenue” for the period (total “Subscriber-related revenue” during the period divided by the number of months in the period) by our average DISH Network subscribers for the period. Average DISH Network subscribers are calculated for the period by adding the average DISH Network subscribers for each month and dividing by the number of months in the period. Average DISH Network subscribers for each month are calculated by adding the beginning and ending DISH Network subscribers for the month and dividing by two.
Subscriber churn rate. We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses. We calculate subscriber churn rate for any period by dividing the number of DISH Network subscribers who terminated service during the period by the average monthly DISH Network subscribers during the period, and further dividing by the number of months in the period. When calculating subscriber churn, as is the case when calculating ARPU, the number of subscribers in a given month is based on the average of the beginning-of-month and the end-of-month subscriber counts. Prior to the fourth quarter of 2008, the number of subscribers at the beginning of each month was used as the number of subscribers for that month in our subscriber churn calculation. The revised calculation produces a 1.86% churn rate for the year ended December 31, 2008 versus 1.85% using the prior calculation. Prior period subscriber churn figures have not been adjusted for this revised subscriber churn calculation as the impacts were similarly immaterial.
Free cash flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Consolidated Statements of Cash Flows.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2008	2007	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$11,455,575	$10,690,976	$764,599	7.2
Equipment sales and other revenue	124,261	399,399	(275,138)	(68.9)
Equipment sales, transitional services and other revenue — EchoStar	37,351	—	37,351	NM

Total revenue	11,617,187	11,090,375	526,812	4.8

Costs and Expenses:
Subscriber-related expenses	5,977,355	5,496,579	480,776	8.7
% of Subscriber-related revenue	52.2%	51.4%
Satellite and transmission expenses — EchoStar	305,322	—	305,322	NM
% of Subscriber-related revenue	2.7%	0.0%
Satellite and transmission expenses — other	32,407	180,687	(148,280)	(82.1)
% of Subscriber-related revenue	0.3%	1.7%
Equipment, transitional services and other cost of sales	169,917	281,722	(111,805)	(39.7)
Subscriber acquisition costs	1,531,741	1,570,415	(38,674)	(2.5)
General and administrative expenses	544,035	624,251	(80,216)	(12.8)
% of Total revenue	4.7%	5.6%
Litigation expense	—	33,907	(33,907)	(100.0)
Depreciation and amortization	1,000,230	1,329,410	(329,180)	(24.8)

Total costs and expenses	9,561,007	9,516,971	44,036	0.5

Operating income (loss)	2,056,180	1,573,404	482,776	30.7

Other Income (Expense):
Interest income	51,217	137,872	(86,655)	(62.9)
Interest expense, net of amounts capitalized	(369,878)	(405,319)	35,441	8.7
Other, net	(168,713)	(55,804)	(112,909)	NM

Total other income (expense)	(487,374)	(323,251)	(164,123)	(50.8)

Income (loss) before income taxes	1,568,806	1,250,153	318,653	25.5
Income tax (provision) benefit, net	(665,859)	(494,099)	(171,760)	(34.8)
Effective tax rate	42.4%	39.5%

Net income (loss)	$902,947	$756,054	$146,893	19.4

Other Data:
DISH Network subscribers, as of period end (in millions)	13.678	13.780	(0.102)	(0.7)
DISH Network subscriber additions, gross (in millions)	2.966	3.434	(0.468)	(13.6)
DISH Network subscriber additions, net (in millions)	(0.102)	0.675	(0.777)	(115.1)
Average monthly subscriber churn rate	1.86%	1.70%	0.16%	9.4
Average monthly revenue per subscriber (“ARPU”)	$69.27	$65.83	$3.44	5.2
Average subscriber acquisition costs per subscriber (“SAC”)	$720	$656	$64	9.8
EBITDA	$2,887,697	$2,847,010	$40,687	1.4

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
DISH Network subscribers. As of December 31, 2008, we had approximately 13.678 million DISH Network subscribers compared to approximately 13.780 million subscribers at December 31, 2007, a decrease of 102,000 or 0.7%. DISH Network added approximately 2.966 million gross new subscribers for the year ended December 31, 2008, compared to approximately 3.434 million gross new subscribers during 2007, a decrease of approximately 468,000 gross new subscribers.
DISH Network lost approximately 102,000 net subscribers for the year ended December 31, 2008, compared to adding approximately 675,000 net new subscribers during the same period in 2007. This decrease primarily resulted from lower gross new subscribers discussed above, an increase in our subscriber churn rate, and churn on a larger average subscriber base for the year. Our average monthly subscriber churn for the year ended December 31, 2008 was 1.86%, compared to 1.70% for the same period in 2007. Given the increasingly competitive nature of our industry and the current weaker economic conditions, especially the downturn in the financial and consumer markets, we may not be able to reduce churn without significantly increasing our spending on customer retention incentives, which would have a negative effect on our results of operations and free cash flow.
We believe our gross and net subscriber additions as well as our subscriber churn have been negatively impacted by weaker economic conditions, aggressive promotional and retention offerings by our competition, our relative discipline in our own promotional and retention activities including the amount of discounted programming or equipment we have offered, the heavy marketing of HD service by our competition, the growth of fiber-based and Internet-based pay TV providers, signal theft and other forms of fraud, and operational inefficiencies at DISH Network. We have not always met our own standards for performing high quality installations, effectively resolving customer issues when they arise, answering customer calls in an acceptable timeframe, effectively communicating with our customer base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and customer equipment, and aligning the interests of certain third party retailers and installers to provide high quality service.
Most of these factors have affected both gross new subscriber additions as well as existing subscriber churn. Our future gross subscriber additions and subscriber churn may continue to be negatively impacted by these factors, which could in turn adversely affect our revenue growth.
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008 and 19% of our gross subscriber additions in the fourth quarter. This distribution relationship ended on January 31, 2009. AT&T has entered into a new distribution relationship with DirecTV. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be further impaired, our subscriber churn may increase, and our results of operations may be adversely affected. In addition, approximately one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may still churn at higher than historical rates following termination of the AT&T distribution relationship.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $11.456 billion for the year ended December 31, 2008, an increase of $765 million or 7.2% compared to 2007. This increase was primarily related to the increase in “ARPU” discussed below and a higher average subscriber base in 2008 compared to 2007.
ARPU. Monthly average revenue per subscriber was $69.27 during the year ended December 31, 2008 versus $65.83 during the same period in 2007. The $3.44 or 5.2% increase in ARPU was primarily attributable to (i) price increases in February 2008 and 2007 on some of our most popular programming packages, (ii) an increase in hardware related fees, including rental fees and fees for DVRs, (iii) increased penetration of HD programming driven in part by the availability of HD local channels, (iv) an increase in fees earned from our DishHOME Protection Plan, and (v) increased advertising revenue. This increase was partially offset by a decrease in revenue from our original agreement with AT&T.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
As previously discussed, in February 2009, we introduced new promotions which subsidize certain programming for new and existing subscribers in an effort to increase and retain quality customers. To the extent these promotions are successful, ARPU could decline in the short-term as the number of DISH Network subscribers receiving free or discounted programming increases.
Equipment sales and other revenue. “Equipment sales and other revenue” totaled $124 million during the year ended December 31, 2008, a decrease of $275 million or 68.9% compared to the same period during 2007. The decrease in “Equipment sales and other revenue” primarily resulted from the distribution of our set-top box business and certain other revenue-generating assets to EchoStar in connection with the Spin-off, partially offset by increases in other revenue. During the year ended December 31, 2007, our set-top box business that was distributed to EchoStar accounted for $282 million of our “Equipment sales and other revenue.”
Equipment sales, transitional services and other revenue — EchoStar. “Equipment sales, transitional services and other revenue — EchoStar” totaled $37 million during the year ended December 31, 2008 as a result of the Spin-off.
Subscriber-related expenses. “Subscriber-related expenses” totaled $5.977 billion during the year ended December 31, 2008, an increase of $481 million or 8.7% compared to the same period in 2007. The increase in “Subscriber-related expenses” was primarily attributable to higher costs for: (i) programming content, (ii) customer retention, (iii) call center operations, (iv) in-home service, (v) the refurbishment and repair of receiver systems used in our equipment lease programs, partially offset by a decrease in costs associated with our original agreement with AT&T. The increase in customer retention expense was primarily driven by more upgrading of existing customers to HD and DVR receivers and the changing of equipment for certain subscribers to free up satellite bandwidth in support of HD and other initiatives. We expect to implement the satellite bandwidth initiatives at least through the first half of 2009. We believe that the benefit from the increase in available satellite bandwidth outweighs the short-term cost of these equipment changes. The increases related to call center operations and in-home service were driven in part by our investments in staffing, training, information systems, and other initiatives. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to better scale our business over the long run. We cannot, however, be certain that our increased spending will ultimately yield these benefits. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. “Subscriber-related expenses” represented 52.2% and 51.4% of “Subscriber-related revenue” during the years ended December 31, 2008 and 2007, respectively. The increase in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related expenses,” partially offset by an increase in ARPU. “Subscriber-related expenses” represented 54.6% of “Subscriber-related revenue” during the three months ended December 31, 2008.
In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are fully contingent on the number of subscribers to whom we provide the respective content. The terms of our contracts typically range from one to ten years with annual rate increases. Our programming expenses will continue to increase to the extent we are successful growing our subscriber base. In addition, our “Subscriber-related expenses” may face further upward pressure from price escalations in current contracts and the renewal of long term programming contracts on less favorable pricing terms.
Satellite and transmission expenses — EchoStar. “Satellite and transmission expenses — EchoStar” totaled $305 million during the year ended December 31, 2008. As previously discussed, “Satellite and transmission expenses — EchoStar” resulted from costs associated with the services provided to us by EchoStar, including the satellite and transponder capacity leases on satellites that were distributed to EchoStar in connection with the Spin-off, and digital broadcast operations previously provided internally at cost.
Satellite and transmission expenses — other. “Satellite and transmission expenses — other” totaled $32 million during the year ended December 31, 2008, a $148 million decrease compared to the same period in 2007. As previously discussed, prior to the Spin-off, “Satellite and transmission expenses — other” included costs associated with the operation of our digital broadcast centers, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, satellite and transponder leases, and other related services.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Following the Spin-off, these digital broadcast operation services have been provided to us by EchoStar and are included in “Satellite and transmission expenses — EchoStar.”
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” totaled $170 million during the year ended December 31, 2008, a decrease of $112 million or 39.7% compared to the same period in 2007. The decrease primarily resulted from the elimination of the cost of sales related to the distribution of our set-top box business to EchoStar in connection with the Spin-off, partially offset by costs related to our transitional services and other agreements with EchoStar, charges for obsolete inventory, and an increase in other cost of sales. During the year ended December 31, 2007, the costs associated with our set-top box business that was distributed to EchoStar accounted for $163 million of our “Equipment, transitional services and other cost of sales.”
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $1.532 billion for the year ended December 31, 2008, a decrease of $39 million or 2.5% compared to the same period in 2007. This decrease was primarily attributable to the decline in gross new subscribers, partially offset by an increase in SAC discussed below.
SAC. SAC was $720 during the year ended December 31, 2008 compared to $656 during the same period in 2007, an increase of $64, or 9.8%. This increase was primarily attributable to an increase in equipment costs, as well as higher acquisition advertising expense and an increase in promotional incentives paid to our independent retailer network. Our equipment costs were higher during 2008 as a result of an increase in the number of new DISH Network subscribers selecting more advanced equipment, such as HD receivers, DVRs and receivers with multiple tuners and as a result of the Spin-off of our set-top box business to EchoStar. Set-top boxes were historically designed in-house and procured at our cost. We now acquire this equipment from EchoStar at its cost plus an agreed-upon margin. These increases were partially offset by the increase in the redeployment benefits of our equipment lease program for new subscribers. During the three months ended December 31, 2008, SAC was $737.
During the years ended December 31, 2008 and 2007, the amount of equipment capitalized under our lease program for new subscribers totaled $604 million and $682 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower subscriber growth and an increase in redeployment of equipment returned by disconnecting lease program subscribers, partially offset by higher equipment costs resulting from higher priced advanced products and the mark-up on set-top boxes as a result of the Spin-off, discussed above.
Capital expenditures resulting from our equipment lease program for new subscribers have been, and are expected to continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial. To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the years ended December 31, 2008 and 2007, these amounts totaled $128 million and $87 million, respectively.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Several years ago, we began deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology. These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites. A majority of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation. We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK in order to realize the bandwidth benefits sooner. In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs. All new receivers that we purchase from EchoStar now have MPEG-4 technology. Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, most new customers in certain markets will be required to activate higher priced MPEG-4 technology. This limits our ability to redeploy MPEG-2 receivers and, to the extent that our new promotion in certain markets are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our SAC.
Our “Subscriber acquisition costs” and “SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies. See further discussion under “Liquidity and Capital Resources — Subscriber Retention and Acquisition Costs.”
General and administrative expenses. “General and administrative expenses” totaled $544 million during the year ended December 31, 2008, a decrease of $80 million or 12.8% compared to the same period in 2007. This decrease was primarily attributable to the reduction in headcount and administrative costs resulting from the Spin-off and a reduction in outside professional fees, partially offset by an increase in costs related to transitional services and commercial agreements with EchoStar as a result of the Spin-off. In addition, the 2007 amount included $22 million of in-process research and development costs associated with the acquisition of Sling Media in the fourth quarter 2007. “General and administrative expenses” represented 4.7% and 5.6% of “Total revenue” during the years ended December 31, 2008 and 2007, respectively. The decrease in the ratio of the expenses to “Total revenue” was primarily attributable to the changes in expenses discussed above.
Litigation expense. The 2007 “Litigation expense” of $34 million related to the Tivo case and represents the estimated cost of any software infringement prior to the implementation of the alternative technology, plus interest subsequent to the jury verdict.
Depreciation and amortization. “Depreciation and amortization” expense totaled $1.000 billion during the year ended December 31, 2008, a decrease of $329 million or 24.8% compared to the same period in 2007. This decrease was primarily a result of our contribution of several satellites, uplink and satellite transmission assets, real estate and other assets to EchoStar in connection with the Spin-off. In addition, the 2007 expense included the write-off of costs associated with discontinued software development projects.
Interest income. “Interest income” totaled $51 million during the year ended December 31, 2008, a decrease of $87 million compared to the same period in 2007. This decrease principally resulted from lower average carrying balances, as well as rate of return, of our cash and marketable investment securities during 2008 compared to the same period in 2007.
Interest expense, net of amounts capitalized. “Interest expense” totaled $370 million during the year ended December 31, 2008, a decrease of $35 million or 8.7% compared to the same period in 2007. This decrease primarily resulted from the reduction in interest expense associated with 2007 and 2008 debt redemptions and the contribution of satellite capital leases to EchoStar in connection with the Spin-off, partially offset by an increase in interest expense related to the issuance of debt during 2008.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Other, net. “Other, net” expense totaled $169 million during the year ended December 31, 2008, an increase of $113 million compared to the same period in 2007. This change primarily resulted from an increase of $191 million related to impairments of marketable investment securities, partially offset by a gain of $53 million on the sale of a non-marketable investment and a $33 million decline in unrealized losses and impairments on our other investment securities.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.888 billion during the year ended December 31, 2008, an increase of $41 million or 1.4% compared to the same period in 2007. EBITDA for the year ended December 31, 2008 was negatively impacted by changes in revenue and expenses discussed above, including the $113 million increase in “Other” expense. The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2008	2007
	(In thousands)
EBITDA	$2,887,697	$2,847,010
Less:
Interest expense, net	318,661	267,447
Income tax provision (benefit), net	665,859	494,099
Depreciation and amortization	1,000,230	1,329,410

Net income (loss)	$902,947	$756,054

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the pay-TV industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
Income tax (provision) benefit, net. Our income tax provision was $666 million during the year ended December 31, 2008, an increase of $172 million compared to the same period in 2007. The increase was primarily due to the increase in “Income (loss) before income taxes” and in our effective tax rate during the period. The increase in our effective tax rate was primarily due to the establishment of an $80 million valuation allowance against deferred tax assets, which are capital in nature, related to the impairment of marketable and non-marketable investment securities in 2008.
Net income (loss). Net income was $903 million during the year ended December 31, 2008, an increase of $147 million compared to $756 million in 2007. The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2007	2006	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$10,690,976	$9,422,274	$1,268,702	13.5
Equipment sales and other revenue	399,399	396,212	3,187	0.8

Total revenue	11,090,375	9,818,486	1,271,889	13.0

Costs and Expenses:
Subscriber-related expenses	5,496,579	4,807,872	688,707	14.3
% of Subscriber-related revenue	51.4%	51.0%
Satellite and transmission expenses — other	180,687	147,450	33,237	22.5
% of Subscriber-related revenue	1.7%	1.6%
Equipment, transitional services and other cost of sales	281,722	289,680	(7,958)	(2.7)
Subscriber acquisition costs	1,570,415	1,596,303	(25,888)	(1.6)
General and administrative expenses	624,251	551,547	72,704	13.2
% of Total revenue	5.6%	5.6%
Litigation expense	33,907	93,969	(60,062)	(63.9)
Depreciation and amortization	1,329,410	1,114,294	215,116	19.3

Total costs and expenses	9,516,971	8,601,115	915,856	10.6

Operating income (loss)	1,573,404	1,217,371	356,033	29.2

Other Income (Expense):
Interest income	137,872	126,401	11,471	9.1
Interest expense, net of amounts capitalized	(405,319)	(458,150)	52,831	11.5
Other, net	(55,804)	37,393	(93,197)	NM

Total other income (expense)	(323,251)	(294,356)	(28,895)	9.8

Income (loss) before income taxes	1,250,153	923,015	327,138	35.4
Income tax (provision) benefit, net	(494,099)	(314,743)	(179,356)	(57.0)
Effective tax rate	39.5%	34.1%

Net income (loss)	$756,054	$608,272	$147,782	24.3

Other Data:
DISH Network subscribers, as of period end (in millions)	13.780	13.105	0.675	5.2
DISH Network subscriber additions, gross (in millions)	3.434	3.516	(0.082)	(2.3)
DISH Network subscriber additions, net (in millions)	0.675	1.065	(0.390)	(36.6)
Average monthly subscriber churn rate	1.70%	1.64%	0.06%	3.7
Average monthly revenue per subscriber (“ARPU”)	$65.83	$62.78	$3.05	4.9
Average subscriber acquisition costs per subscriber (“SAC”)	$656	$686	$(30)	(4.4)
EBITDA	$2,847,010	$2,369,058	$477,952	20.2

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
Equipment sales and other revenue. “Equipment sales and other revenue” totaled $399 million during the year ended December 31, 2007, an increase of $3 million or 0.8% compared to 2006. During 2007, we experienced a slight increase in sales of non-DISH Network digital receivers and related components to international customers, offset by a decrease in domestic sales of DBS accessories.
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
Satellite and transmission expenses — other. “Satellite and transmission expenses — other” totaled $181 million during the year ended December 31, 2007, an increase of $33 million or 22.5% compared to 2006. This increase primarily resulted from higher operational costs associated with our capital lease of Anik F3 which commenced commercial operations in April 2007 and the higher costs associated with our enhanced content platform including a broader distribution of more extensive HD programming. “Satellite and transmission expenses — other” as a percentage of “Subscriber-related revenue” increased to 1.7% from 1.6% in the year ended December 31, 2007 compared to 2006.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” totaled $282 million during the year ended December 31, 2007, a decrease of $8 million or 2.7% compared to 2006. This decrease primarily resulted from a decline in charges for defective, slow moving and obsolete inventory and in the cost of non-DISH Network digital receivers and related components sold to international customers. These decreases were partially offset by an increase in the cost of domestic sales of DBS accessories.
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
Litigation expense. During the years ended December 31, 2007 and 2006, we recorded “Litigation expense” related to the Tivo case of $34 million and $94 million, respectively. The $94 million reflects the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. The $34 million additional expense in 2007 represents the estimated cost of any software infringement prior to the implementation of the alternative technology, plus interest subsequent to the jury verdict. See Note 15 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.
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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Other, net. “Other, net” expense totaled $56 million during the year ended December 31, 2007, a decrease of $93 million compared to “Other” income of $37 million during 2006. The decrease in “Other” primarily resulted from $56 million in charges to earnings for other-than-temporary declines in fair value of our common stock investment in a foreign public company and a non-marketable investment security during 2007. In addition, we had a decrease in net unrealized and realized gains during 2007 compared to 2006.
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

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the pay-TV industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable investment securities. We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities. As of December 31, 2008, our cash, cash equivalents and current marketable investment securities totaled $559 million compared to $2.788 billion as of December 31, 2007, a decrease of $2.229 billion.
Our principal source of liquidity during 2008 was cash generated by operating activities of $2.188 billion, approximately $750 million raised in issuing our 7 3/4% Senior Notes due 2015 and the net sales of marketable and strategic investments of $166 million. Our primary uses of cash during 2008 were for the redemption of $1.5 billion of debt, the purchases of property and equipment of $1.130 billion, the acquisition of 700 MHz wireless spectrum for $712 million, the distribution of $1.532 billion to EchoStar related to the Spin-off, and the repurchase of 3.1 million shares of our common stock for $83 million. In addition, we reclassified $240 million of marketable investment securities on hand at December 31, 2007 to noncurrent assets during 2008 as recent events in the credit markets have reduced or eliminated current liquidity for these investments.
The following discussion highlights our free cash flow and cash flow activities during the years ended December 31, 2008, 2007 and 2006.
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
During the years ended December 31, 2008, 2007 and 2006, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.
The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2008	2007	2006
		(In thousands)
Free cash flow	$1,058,454	$1,172,198	$882,924
Add back:
Purchases of property and equipment	1,129,890	1,444,522	1,396,318

Net cash flows from operating activities	$2,188,344	$2,616,720	$2,279,242

The decline in free cash flow from 2007 to 2008 of $114 million resulted from a decrease in “Net cash flows from operating activities” of $429 million, or 16.4%, partially offset by a decrease in “Purchases of property and equipment” of $315 million, or 21.8%. The decrease in “Net cash flows from operating activities” was primarily attributable to a $351 million decrease in cash resulting from changes in operating assets and liabilities and a $59 million decrease in net income, adjusted to exclude non-cash changes in “Depreciation and amortization” expense and “Realized and

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
unrealized losses (gains) on investments.” The decrease in cash resulting from changes in operating assets and liabilities primarily relates to increases in cash outflows of $619 million resulting from changes in accounts payable, accounts receivable, income tax receivable, deferred revenue and inventories, partially offset by a $277 million increase in net amounts payable to EchoStar. The decrease in “Purchases of property and equipment” in 2008 was primarily attributable to a decline in expenditures for satellite construction, corporate capital expenditures, and equipment under our lease program for new subscribers, partially offset by increased spending for equipment under our lease program for existing subscribers.
The improvement in free cash flow from 2006 to 2007 of $289 million resulted from an increase in “Net cash flows from operating activities” of $337 million, or 14.8%, partially offset by an increase in “Purchases of property and equipment” of $48 million, or 3.5%. The increase in “Net cash flows from operating activities” was primarily attributable to a $602 million increase in net income, including changes in: (i) “Depreciation and amortization” expense, (ii) “Deferred tax expense (benefit),” and (iii) “Realized and unrealized losses (gains) on investments.” This increase was partially offset by a $272 million decrease in cash resulting from changes in operating assets and liabilities. The 2007 increase in “Purchases of property and equipment” was primarily attributable to an increase in capital expenditures for satellite construction, and equipment under our lease program for existing subscribers, partially offset by decreased spending for equipment under our lease program for new subscribers.
Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base and to expand our infrastructure. For the years ended December 31, 2008, 2007 and 2006, we reported net cash flows from operating activities of $2.188 billion, $2.617 billion, and $2.279 billion, respectively. See discussion of changes in net cash flows from operating activities included in “Free cash flow” above.
Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, strategic investments and cash used to grow our subscriber base and expand our infrastructure. For the years ended December 31, 2008, 2007 and 2006, we reported net cash outflows from investing activities of $1.597 billion, $2.471 billion and $2.149 billion, respectively. During the years ended December 31, 2008, 2007 and 2006, capital expenditures for new and existing customer equipment totaled $920 million, $928 million and $985 million, respectively.
The decrease in net cash outflows from investing activities from 2007 to 2008 of $874 million primarily resulted from a net decrease in purchases of marketable investment securities, a decrease in cash used for purchases of property and equipment, a decrease in cash used for the purchases of strategic investments, including Sling Media, and an increase in proceeds from the sale of investments. The overall net decreases were partially offset by an increase in cash used for purchases of FCC authorizations during 2008 compared to 2007.
The increase in net cash outflows from investing activities from 2006 to 2007 of $322 million primarily resulted from an increase in cash used for the purchases of strategic investments, including Sling Media, FCC licenses and capital expenditures, partially offset by a decrease in net purchases of marketable investment securities during 2007.
Cash flows from financing activities. Our financing activities generally include net proceeds related to the issuance of long-term debt, cash used for the repurchase or redemption of long-term debt, payment of capital lease obligations, mortgages or other notes payable, and repurchases of our Class A common stock. For the years ended December 31, 2008 and 2007, we reported net cash outflows from financing activities of $1.412 billion and $976 million, respectively. For the year ended December 31, 2006, we reported net cash inflows from financing activities of $1.022 billion.
The increase in net cash outflows from 2007 to 2008 includes an increase in cash outflows for debt redemptions, distributions related to the Spin-off and stock repurchases, partially offset by an increase in cash inflows related to issuance of new debt during 2008.
The increase in cash outflows from 2006 to 2007 primarily resulted from the issuance of $2 billion of new debt during 2006.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Other Liquidity Items
700 MHz Spectrum. We paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009. We will be required to make significant additional investments or partner with others to commercialize these licenses and satisfy FCC build-out requirements. Part or all of our licenses may be terminated if we fail to satisfy these requirements.
Subscriber churn. DISH Network lost approximately 102,000 net subscribers for the year ended December 31, 2008, compared to adding approximately 675,000 net new subscribers during the same period in 2007. This decrease primarily resulted from the decrease in gross new subscribers and an increase in our subscriber churn rate of 1.86% compared to 1.70% for the same period in 2007. See “Results of Operations” above for further discussion.
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008 and 19% of our gross subscriber additions in the fourth quarter. This distribution relationship ended on January 31, 2009. AT&T has entered into a new distribution relationship with DirecTV. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be further impaired, our subscriber churn may increase, and our results of operations may be adversely affected. In addition, approximately one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may still churn at higher than historical rates following termination of the AT&T distribution relationship.
Satellites. Operation of our subscription television service requires that we have adequate satellite transmission capacity for the programming we offer. Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by expanding local HD coverage and offering more HD national channels. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited. In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite. Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and cause us to expend a significant portion of our cash to acquire or lease additional satellite capacity.
Security Systems. Increases in theft of our signal, or our competitors’ signals, could in addition to reducing new subscriber activations, also cause subscriber churn to increase. We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content. Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as security access device replacement programs and updates in security software, that are intended to make signal theft more difficult. It has been our prior experience that security measures may be only effective for short periods of time or not at all and that we remain susceptible to additional signal theft. We cannot assure you that we will be successful in reducing or controlling theft of our programming content. During the third quarter of 2008, we began implementing a plan to replace our existing security access devices to re-secure our system, which is expected to take approximately nine to twelve months to complete. We cannot assure you that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our security access device replacement plan is not effective.
Stock Repurchases. Our board of directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock. During the year ended December 31, 2008, we repurchased 3.1 million shares of our common stock for $83 million. In November 2008, our board of directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are authorized to repurchase up to $1.0 billion of our outstanding shares through and including December 31, 2009. As of December 31, 2008, we may repurchase up to $999 million under this plan.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Subscriber Acquisition and Retention Costs. We incur significant up-front costs to acquire subscribers, including advertising, retailer incentives, equipment, installation, and new customer promotions. While we attempt to recoup these up-front costs over the lives of their subscription, there can be no assurance that we will. We deploy business rules such as higher credit requirements and contractual commitments, and we strive to provide outstanding customer service, to increase the likelihood of customers keeping their DISH Network service over longer periods of time. Our subscriber acquisition costs may vary significantly from period to period.
We incur significant costs to retain our existing customers, mostly by upgrading their equipment to HD and DVR receivers. As with our subscriber acquisition costs, our retention spending includes the cost of equipment and installation. We also offer free programming and/or promotional pricing for limited periods for existing customers in exchange for a commitment. A major component of our retention efforts includes the installation of equipment for customers who move. Our subscriber retention costs may vary significantly from period to period.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Other. We are also vulnerable to fraud, particularly in the acquisition of new subscribers. While we are addressing the impact of subscriber fraud through a number of actions, including eliminating certain payment options for subscribers, such as the use of pre-paid debit cards, there can be no assurance that we will not continue to experience fraud which could impact our subscriber growth and churn. The current economic downturn may create greater incentive for signal thefts and subscriber frauds, which could lead to higher subscriber churn and reduced revenue.
Obligations and Future Capital Requirements
Contractual Obligations and Off-Balance Sheet Arrangements
Future maturities of our outstanding debt and contractual obligations as of December 31, 2008 are summarized as follows:

	Payments due by period
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Long-term debt obligations	$4,775,000	$25,000	$—	$1,000,000	$—	$500,000	$3,250,000
Satellite-related obligations	1,948,490	184,754	132,385	105,774	136,492	136,492	1,252,593
Capital lease obligations	186,545	9,229	9,391	9,800	10,556	11,371	136,198
Operating lease obligations	109,223	42,230	24,168	17,641	10,551	5,536	9,097
Purchase obligations	1,397,990	1,304,489	43,651	14,859	15,334	15,827	3,830
Mortgages and other notes payable	46,211	4,104	4,143	4,375	4,622	4,183	24,784

Total	$8,463,459	$1,569,806	$213,738	$1,152,449	$177,555	$673,409	$4,676,502

The table above does not include $233 million of liabilities associated with unrecognized tax benefits which were accrued under the provisions of FIN 48 and are included on our Consolidated Balance Sheets as of December 31, 2008. Of this amount, it is reasonably possible that $106 million may be paid or settled within the next twelve months.
In general, we do not engage in off-balance sheet financing activities.
Interest on Long-Term Debt
We have semi-annual cash interest requirements for our outstanding long-term debt securities (see Note 9 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for details), as follows:

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
6 3/8% Senior Notes due 2011	April 1 and October 1	$63,750,000
3 % Convertible Subordinated Notes due 2011	June 30 and December 31	$750,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250,000
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875,000
7% Senior Notes due 2013	April 1 and October 1	$35,000,000
7 3/4% Senior Notes due 2015	May 31 and November 30	$58,125,000
We also have periodic cash interest requirements for our outstanding capital lease obligations, mortgages and other notes payable. Future cash interest requirements for all of our outstanding long-term debt as of December 31, 2008 are summarized as follows:

	Payments due by period
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Long-term debt	$1,943,786	$330,500	$330,000	$330,000	$266,250	$266,250	$420,786
Capital lease obligations, mortgages and other notes payable	126,541	16,436	15,454	14,516	13,512	12,436	54,187

Total	$2,070,327	$346,936	$345,454	$344,516	$279,762	$278,686	$474,973

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Satellite-Related Obligations
Satellites under Construction. As of December 31, 2008, we had entered into the following contracts to construct new satellites which are contractually scheduled to be completed within the next two years. Future commitments related to these satellites are included in the table above under “Satellite-related obligations” except where noted below.
•	EchoStar XIV. During 2007, we entered into a contract for the construction of EchoStar XIV, a DBS satellite, which is expected to be completed during 2009.

•	EchoStar XV. In April 2008, we entered into a contract for the construction of EchoStar XV, a DBS satellite, which is expected to be completed during 2010.
Although the table above includes future commitments related to both the EchoStar XIV and EchoStar XV satellites discussed above, it only includes the cost associated with one launch contract. These amounts will increase when we contract for the launch of the second satellite.
In addition, we have agreed to lease capacity on two satellites from EchoStar which are currently under construction. Future commitments related to these satellites are included in the table above under “Satellite-related obligations.”
•	Nimiq 5. In March 2008, we entered into a transponder service agreement with EchoStar to lease capacity on Nimiq 5, a DBS satellite, which is expected to be completed during 2009.

•	QuetzSat – 1. In November 2008, we entered into a transponder service agreement with EchoStar to lease capacity on QuetzSat – 1, a DBS satellite, which is expected to be completed during 2011.
In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.
Capital Lease Obligations
Anik F3. Anik F3, an FSS satellite, was launched and commenced commercial operation during April 2007. We have leased all 32 Ku-band FSS transponders on Anik F3 for a period of 15 years.
In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”), we have accounted for the satellite component of this agreement as a capital lease (see Note 9 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K). The commitment related to the present value of the net future minimum lease payments for the satellite component of the agreement is included under Capital Lease Obligations in the table above. The commitment related to future minimum payments designated for the lease of the orbital slot and other executory costs are included under Satellite-Related Obligations in the table above. The commitment related to the amount representing interest is included under Interest on Long-Term Debt in the table above.
Future Capital Lease Obligation
Ciel II. Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation at the 129 degree orbital location in February 2009. Our initial ten-year term lease for 100% of the capacity on the satellite has been accounted for as a capital lease upon commencement of commercial operation in February 2009. As of December 31, 2008, the commitment related to this agreement is included under Satellite-related Obligations in the table above.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Satellite Insurance
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
Purchase Obligations
Our 2009 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, satellite and transponder leases, engineering and for products and services related to the operation of our DISH Network. Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.
Programming Contracts
In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are fully contingent on the number of subscribers to whom we provide the respective content. These programming commitments are not included in the “Contractual obligations and off-balance sheet arrangements” table. The terms of our contracts typically range from one to ten years with annual rate increases. Our programming expenses will continue to increase to the extent we are successful growing our subscriber base. In addition, our margins may face further downward pressure from price escalations in current contracts and the renewal of long term programming contracts on less favorable pricing terms.
Future Capital Requirements
We expect to fund our future working capital, capital expenditure and debt service requirements from cash generated from operations, existing cash and marketable investment securities balances, and cash generated through new additional capital. The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs. The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives, including our plans to expand our national and local HD offerings and other strategic opportunities that may arise from time to time. Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time, and could increase materially as a result of increased competition, significant satellite failures, or continued general economic downturn. These factors could require that we raise additional capital in the future.
From time to time we evaluate opportunities for strategic investments or acquisitions that may complement our current services and products, enhance our technical capabilities, improve or sustain our competitive position, or otherwise offer growth opportunities. We may make investments in or partner with others to expand our business into mobile and portable video, data and voice services. Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations.
We paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009. We will be required to make significant additional investments or partner with others to commercialize these licenses and satisfy FCC build-out requirements. Part or all of our licenses may be terminated for failure to satisfy these requirements.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Recent developments in the financial markets have made it more difficult for issuers of high yield indebtedness, such as us, to access capital markets at acceptable terms. These developments may have a significant effect on our cost of financing and our liquidity position.
A portion of our investment portfolio is invested in asset backed securities, auction rate securities, mortgage backed securities, special investment vehicles and strategic investments and as a result a portion of our portfolio has restricted liquidity. Liquidity in the markets for these investments has been impaired in the past year and these market conditions have adversely affected our liquidity. In addition, certain of these securities have defaulted or have been materially downgraded, causing us to record impairment charges. If the credit ratings of these securities further deteriorate or the lack of liquidity in the marketplace becomes prolonged, we may be required to record further impairment charges. Moreover, the current significant volatility of domestic and global financial markets has greatly affected the volatility and value of our marketable investment securities. To the extent we require access to funds, we may need to sell these securities under unfavorable market conditions, record further impairment charges and fall short of our financing needs.
Credit Ratings
Our current credit ratings are Ba3 and BB- on our long-term senior notes as rated by Moody’s Investor Service (“Moody’s”) and Standard and Poor’s (“S&P”) Rating Service, respectively. Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of issuers to repay debt obligations as they come due.
According to Moody’s, a Ba3 rating indicates that the obligations are judged to have speculative elements and are subject to substantial credit risk. According to S&P’s, a BB- rating indicates the issuer is less vulnerable to nonpayment of interest and principal obligations than other speculative issues. However, the issuer faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation.
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
•	Capitalized satellite receivers. Since we retain ownership of certain equipment provided pursuant to our subscriber equipment lease programs, we capitalize and depreciate equipment costs that would otherwise be expensed at the time of sale. Such capitalized costs are depreciated over the estimated useful life of the equipment, which is based on, among other things, management’s judgment of the risk of technological obsolescence. Because of the inherent difficulty of making this estimate, the estimated useful life of capitalized equipment may change based on, among other things, historical experience and changes in technology as well as our response to competitive conditions.

•	Accounting for investments in private and publicly-traded securities. We hold debt and equity interests in companies, some of which are publicly traded and have highly volatile prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is judged to be other-than-temporary. We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
•	Fair value of financial instruments. Fair value estimates of our financial instruments are made at a point in time, based on relevant market data as well as the best information available about the financial instrument. Illiquid credit markets have resulted in inactive markets for certain of our financial instruments. As a result, there is no or limited observable market data for these instruments. Fair value estimates for financial instruments for which no or limited observable market data is available are based on judgments regarding current economic conditions, liquidity discounts, currency, credit and interest rate risks, loss experience and other factors. These estimates involve significant uncertainties and judgments and cannot be determined with precision. As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument. In addition, changes in the underlying assumptions used in the fair value measurement technique, including discount rates, liquidity risks, and estimate of future cash flows, could significantly affect these fair value estimates, which could have a material adverse impact on our financial position and results of operations.

•	Acquisition of investments in non-marketable investment securities. We calculate the fair value of our interest in non-marketable investment securities either as consideration given, or for non-cash acquisitions, based on the results of valuation analyses utilizing a discounted cash flow or DCF model. The DCF methodology involves the use of various estimates relating to future cash flow projections and discount rates for which significant judgments are required.

•	Valuation of long-lived assets. We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. We evaluate our satellite fleet for recoverability as one asset group, see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. The carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flow from such asset or asset group is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset or asset group. Fair value is determined primarily using the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced for estimated selling costs. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

•	Valuation of goodwill and intangible assets with indefinite lives. We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually, and also when events and circumstances warrant. We use estimates of fair value to determine the amount of impairment, if any, of recorded goodwill and intangible assets with indefinite lives. Fair value is determined primarily using the estimated future cash flows, discounted at a rate commensurate with the risk involved. Changes in our estimates of future cash flows could result in a write-down of goodwill and intangible assets with indefinite lives in a future period, which could be material to our consolidated results of operations and financial position.

•	Allowance for doubtful accounts. Management estimates the amount of required allowances for the potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.

•	Inventory allowance. Management estimates the amount of allowance required for potential obsolete inventory based upon past experience, the introduction of new technology and consideration of other relevant factors. However, past experience may not be indicative of future reserve requirements and therefore additional charges could be incurred in the future to reflect differences between estimated and actual reserve requirements.

•	Stock-based compensation. We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black-Scholes option pricing model, which requires the input of subjective assumptions. These assumptions include, among other things, estimating the length of time employees will retain their vested stock options before exercising them (expected term); the estimated

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
volatility of our common stock price over the expected term (volatility), and the number of options that will ultimately not complete their vesting requirements (forfeitures), see Note 14 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation.

•	Income taxes. Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. Determining necessary valuation allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance based on both historical evidence, including trends, and future expectations in each reporting period. Future performance could have a significant effect on the realization of tax benefits, or reversals of valuation allowances, as reported in our consolidated results of operations.

•	Uncertainty in tax positions. We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management evaluates the recognition and measurement of the benefit to be recognized in the financial statements for uncertain tax positions based on applicable tax law, regulations, case law, administrative rulings and pronouncements and the facts and circumstances surrounding the tax position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Changes in our estimates related to the recognition and measurement of the amount recorded for uncertain tax positions could result in significant changes in our income tax expense, which could be material to our consolidated results of operations and financial position.

•	Contingent liabilities. A significant amount of management judgment is required in determining when, or if, an accrual should be recorded for a contingency and the amount of such accrual. Estimates generally are developed in consultation with outside counsel and are based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period that would be material to our consolidated results of operations and financial position.
New Accounting Pronouncements
Revised Business Combinations. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We expect SFAS 141R will have an impact on our consolidated financial statements, but the character and magnitude of the specific effects will depend upon the type, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.
Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements for providing

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.
Seasonality
Historically, the first half of the year generally produces fewer new subscribers than the second half of the year, as is typical in the pay-TV service industry. However, we can not provide assurance that this will continue in the future.
Inflation
Inflation has not materially affected our operations during the past three years. We believe that our ability to increase the prices charged for our products and services in future periods will depend primarily on competitive pressures.
Backlog
We do not have any material backlog of our products.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
Our investments are exposed to interest rate and equity price risks, discussed below.
Interest Rate Risk
Cash and Marketable Securities. As of December 31, 2008, our restricted and unrestricted cash, cash equivalents and current and noncurrent marketable investment securities had a fair value of $756 million. Of that amount, a total of $740 million was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above; and (e) auction rate securities (“ARS”), mortgage-backed securities (“MBS”) and asset-backed securities. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.
Our investments in auction rate securities (“ARS”) and mortgage backed securities (“MBS”) are reported at fair value. Recent events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments. As a result, effective in 2008, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature.
As of December 31, 2008, all of the $740 million was invested in fixed or variable rate instruments. The value of these investments can be impacted by interest rate fluctuations, but while an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity. Further, the value could be lowered by credit losses should economic conditions worsen.
Our cash, cash equivalents and marketable investment securities had an average annual return for the year ended December 31, 2008 of 3.2%. A decrease in interest rates does have the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2008 would result in a decrease of approximately $5 million in annual interest income.
In general, our marketable investment securities portfolio includes debt and equity of public companies we hold for strategic and financial purposes. As of December 31, 2008, we held strategic and financial debt and equity investments of public companies with a fair value of $14 million. These investments, which are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $1 million decrease in the fair value of that portfolio.
Fixed Rate Debt, Mortgages and Other Notes Payable. At December 31, 2008, we had fixed-rate debt, mortgages and other notes payable of $4.821 billion on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $4.075 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt, and an analysis based on certain assumptions discussed below for our private debt. In completing our analysis for our private debt, we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding credit spreads, volatility, and the impact of these factors on the value of the notes. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $193 million. To the extent interest rates increase, our costs of financing would

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued
increase at such time as we are required to refinance our debt. As of December 31, 2008, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $33 million.
Equity Risk
Other Investments. We are exposed to equity risk as it relates to changes in the market value of our other investments which totaled $45 million as of December 31, 2008. We invest in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair value due to volatility of the stock market and the industry in which the companies operate. A hypothetical 10% adverse change in the price of these equity instruments would result in an approximate $5 million decrease in the fair value of the portfolio.
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
Management’s Annual Report on Internal Control Over Financial Reporting
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
The information required by this Item with respect to the identity and business experience of our directors will be set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Election of Directors,” which information is hereby incorporated herein by reference.
The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 15 of this report under the caption “Executive Officers of the Registrant.”
Item 11. EXECUTIVE COMPENSATION
The information required by this Item will be set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which information is hereby incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services,” which information is hereby incorporated herein by reference.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Financial Statements
(2)	Financial Statement Schedules

None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

3.1(a)*	Amended and Restated Articles of Incorporation of DISH Network (incorporated by reference to Exhibit 3.1(a) on the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2003, Commission File No. 0-26176) as amended by the Certificate of Amendment to the Articles of Incorporation of DISH Network (incorporated by reference to Annex 1 on the Definitive Information Statement on Schedule 14C filed on December 31, 2007, Commission File No. 0-26176).

3.1(b)*	Amended and Restated Bylaws of DISH Network (incorporated by reference to Exhibit 3.1(b) on the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2003, Commission File No. 0-26176).

3.2(a)*	Articles of Incorporation of DDBS (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of DDBS, Registration No. 333-31929).

3.2(b)*	Bylaws of DDBS (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of DDBS, Registration No. 333-31929).

4.1*	Registration Rights Agreement by and between DISH Network and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of DISH Network, Registration No. 33-91276).

4.2*	Indenture, relating to DDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2003, Commission File No.0-26176).

4.3*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2003, Commission File No.0-26176).

4.4*	Indenture, relating to the 6 5/8% Senior Notes Due 2014, dated as of October 1, 2004 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network filed October 1, 2004, Commission File No.0-26176).

4.5*	Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network filed February 3, 2006, Commission File No.0-26176).

4.6*	Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network filed October 18, 2006, Commission File No.0-26176).

4.7*	Indenture, relating to the 7 3/4% Senior Notes Due 2015, dated as of May 27, 2008 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network filed May 28, 2008, Commission File No.0-26176).

10.1*	EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of DISH Network, Registration No. 33-91276).**

10.2*	Amended and Restated DISH Network 1999 Stock Incentive Plan (incorporated by reference to Exhibit A to DISH Network’s Definitive Proxy Statement on Schedule 14A dated August 24, 2005).**

10.3*	1995 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of DISH Network, Registration No. 333-05575).**

10.4*	Amended and Restated 2001 Non-employee Director Stock Option Plan (incorporated by reference to Appendix A to DISH Network’s Definitive Proxy Statement on Schedule 14A dated April 7, 2006).**

10.5*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DISH Network’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.6*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2003, Commission File No.0-26176).

10.7*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2003, Commission File No.0-26176).

10.8*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and DISH Network (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2003, Commission File No.0-26176).

10.9*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2004, Commission File No.0-26176).

10.10*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2004, Commission File No.0-26176).

10.11*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2004, Commission File No.0-26176).

10.12*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DISH Network (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2004, Commission File No.0-26176).

10.13*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DISH Network (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2004, Commission File No.0-26176).

10.14*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2004, Commission File No.0-26176).

10.15*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DISH Network (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2004, Commission File No.0-26176).

10.16*	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DISH Network (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2004, Commission File No.0-26176).

10.17*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2004, Commission File No.0-26176).

10.18*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2004, Commission File No.0-26176).

10.19*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2004, Commission File No.0-26176).

10.20*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2004, Commission File No.0-26176).

10.21*	Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2005, Commission File No.0-26176).**

10.22*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2005, Commission File No.0-26176).

10.23*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2005, Commission File No.0-26176).

10.24*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No.0-26176).**

10.25*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No.0-26176).**

10.26*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No.0-26176).**

10.27*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No.0-26176).**

10.28*	Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No.0-26176).**

10.29*	Nonemployee Director Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No.0-26176).**

10.30*	Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No.0-26176).**

10.31*	Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No.0-26176).**

10.32*	Separation Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 2.1 to the Form 10 (File No. 001-33807) of EchoStar).

10.33*	Transition Services Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.1 to the Form 10 (File No. 001-33807) of EchoStar).

10.34*	Tax Sharing Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.2 to the Form 10 (File No. 001-33807) of EchoStar).

10.35*	Employee Matters Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.3 to the Form 10 (File No. 001-33807) of EchoStar).

10.36*	Intellectual Property Matters Agreement between EchoStar, EchoStar Acquisition L.L.C., Echosphere L.L.C., DDBS, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network (incorporated by reference from Exhibit 10.4 to the Form 10 (File No. 001-33807) of EchoStar).

10.37*	Management Services Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.5 to the Form 10 (File No. 001-33807) of EchoStar).

10.38*	NIMIQ 5 Transponder Service Agreement, dated March 11, 2008, between Bell ExpressVu Limited Partnership, acting through its general partner Bell ExpressVu Inc., on the one hand, and EchoStar and DISH Network (solely as to the obligation set forth in Section 19.10), on the other hand (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2008, Commission File No.0-26176).

10.39*	NIMIQ 5 Transponder Service Agreement, dated March 11, 2008, between EchoStar and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2008, Commission File No.0-26176).

10.40*	Amendment No. 1 to Receiver Agreement dated December 31, 2007 between EchoSphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2008, Commission File No.0-26176).

10.41*	Amendment No. 1 to Broadcast Agreement dated December 31, 2007 between EchoStar and EchoStar Satellite L.L.C. (incorporated by reference to Exhibit 99.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2008, Commission File No.0-26176).

10.42•	Description of the 2008 Long-Term Incentive Plan dated December 22, 2008.

21•	Subsidiaries of DISH Network Corporation.

23.1•	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1•	Powers of Attorney authorizing signature of James DeFranco, Cantey Ergen, Steven R. Goodbarn, Gary Howard, David K. Moskowitz, Tom A. Ortolf and Carl E. Vogel.

31.1•	Section 302 Certification by Chairman, President and Chief Executive Officer.

31.2•	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1•	Section 906 Certification by Chairman, President and Chief Executive Officer.

32.2•	Section 906 Certification by Executive Vice President and Chief Financial Officer.

•	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISH NETWORK CORPORATION
By:	/s/ Bernard L. Han
Bernard L. Han
Executive Vice President and Chief Financial Officer

Date: March 2, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen Charles W. Ergen	Chief Executive Officer and Chairman (Principal Executive Officer)	March 2, 2009

/s/ Bernard L. Han Bernard L. Han	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009

* James DeFranco	Director	March 2, 2009

* Cantey Ergen	Director	March 2, 2009

* Steven R. Goodbarn	Director	March 2, 2009

* Gary S. Howard	Director	March 2, 2009

* David K. Moskowitz	Director	March 2, 2009

* Tom A. Ortolf	Director	March 2, 2009

* Carl E. Vogel	Director	March 2, 2009

* By:	/s/ R. Stanton Dodge
R. Stanton Dodge
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
DISH Network Corporation:
We have audited the accompanying consolidated balance sheets of DISH Network Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited DISH Network Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DISH Network Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DISH Network Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, DISH Network Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.
As discussed in note 2 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
/s/ KPMG LLP
Denver, Colorado
March 2, 2009

DISH NETWORK CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	As of December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$98,574	$919,542
Marketable investment securities (Note 5)	460,558	1,868,654
Trade accounts receivable — other, net of allowance for doubtful accounts of $15,207 and $14,019, respectively	799,139	699,101
Trade accounts receivable — EchoStar	20,604	—
Inventories, net	426,671	306,915
Current deferred tax assets (Note 10)	86,331	342,813
Income tax receivable	148,747	—
Other current assets	56,394	108,113
Other current assets — EchoStar	966	—

Total current assets	2,097,984	4,245,138

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 5)	83,606	172,520
Property and equipment, net (Note 7)	2,663,289	4,058,189
FCC authorizations	1,391,441	845,564
Intangible assets, net (Note 8)	5,135	218,875
Goodwill (Note 8)	—	256,917
Marketable and other investment securities (Note 5)	158,296	187,886
Other noncurrent assets, net	60,296	101,440

Total noncurrent assets	4,362,063	5,841,391

Total assets	$6,460,047	$10,086,529

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable — other	$174,216	$314,825
Trade accounts payable — EchoStar	297,629	—
Deferred revenue and other	830,529	857,846
Accrued programming	1,020,086	914,074
Other accrued expenses	619,210	587,942
Current portion of capital lease obligations, mortgages and other notes payable (Note 9)	13,333	50,454
3% Convertible Subordinated Note due 2011 (Note 9)	25,000	—
3% Convertible Subordinated Note due 2010 (Note 9)	—	500,000
5 3/4% Senior Notes due 2008 (Note 9)	—	1,000,000

Total current liabilities	2,980,003	4,225,141

Long-term obligations, net of current portion:
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
3% Convertible Subordinated Note due 2011	—	25,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	1,500,000
7% Senior Notes due 2013	500,000	500,000
7 3/4% Senior Notes due 2015	750,000	—
Capital lease obligations, mortgages and other notes payable, net of current portion (Note 9)	219,423	550,250
Deferred tax liabilities	235,551	386,493
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	224,176	259,656

Total long-term obligations, net of current portion	5,429,150	5,221,399

Total liabilities	8,409,153	9,446,540

Commitments and Contingencies (Note 15)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 257,117,733 and 255,138,160 shares issued, 208,968,052 and 210,125,360 shares outstanding, respectively	2,571	2,551
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,090,527	2,033,865
Accumulated other comprehensive income (loss)	(107,998)	46,698
Accumulated earnings (deficit)	(2,492,804)	(84,456)
Treasury stock, at cost	(1,443,786)	(1,361,053)

Total stockholders’ equity (deficit)	(1,949,106)	639,989

Total liabilities and stockholders’ equity (deficit)	$6,460,047	$10,086,529

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (L0SS)
(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2008	2007	2006
Revenue:
Subscriber-related revenue	$11,455,575	$10,690,976	$9,422,274
Equipment sales and other revenue	124,261	399,399	396,212
Equipment sales — EchoStar	11,601	—	—
Transitional services and other revenue — EchoStar	25,750	—	—

Total revenue	11,617,187	11,090,375	9,818,486

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 7)	5,977,355	5,496,579	4,807,872
Satellite and transmission expenses (exclusive of depreciation shown below — Note 7):
EchoStar	305,322	—	—
Other	32,407	180,687	147,450
Equipment, transitional services and other cost of sales	169,917	281,722	289,680
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies — EchoStar (exclusive of depreciation shown below — Note 7)	167,508	123,730	134,112
Other subscriber promotion subsidies	1,124,103	1,219,943	1,246,836
Subscriber acquisition advertising	240,130	226,742	215,355

Total subscriber acquisition costs	1,531,741	1,570,415	1,596,303
General and administrative expenses — EchoStar	53,373	—	—
General and administrative expenses	490,662	624,251	551,547
Litigation expense (Note 15)	—	33,907	93,969
Depreciation and amortization (Note 7)	1,000,230	1,329,410	1,114,294

Total costs and expenses	9,561,007	9,516,971	8,601,115

Operating income (loss)	2,056,180	1,573,404	1,217,371

Other Income (Expense):
Interest income	51,217	137,872	126,401
Interest expense, net of amounts capitalized	(369,878)	(405,319)	(458,150)
Other, net	(168,713)	(55,804)	37,393

Total other income (expense)	(487,374)	(323,251)	(294,356)

Income (loss) before income taxes	1,568,806	1,250,153	923,015
Income tax (provision) benefit, net (Note 10)	(665,859)	(494,099)	(314,743)

Net income (loss)	$902,947	$756,054	$608,272

Foreign currency translation adjustments	(3,278)	8,793	7,355
Unrealized holding gains (losses) on available-for-sale securities	(291,664)	(12,655)	61,928
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	189,513	(4,944)	(34)
Deferred income tax (expense) benefit	(10,017)	5,630	(23,405)

Comprehensive income (loss)	$787,501	$752,878	$654,116

Denominator for basic and diluted net income (loss) per share — Class A and B common stock:
Basic net income (loss) available to common stockholders	$902,947	$756,054	$608,272

Diluted net income (loss) available to common stockholders	$909,585	$765,571	$618,106

Denominator for basic net income (loss) per share — weighted-average common shares outstanding	448,786	447,302	444,743

Denominator for diluted net income (loss) per share — weighted-average common shares outstanding	460,226	456,834	452,685

Net income (loss) per share — Class A and B common stock:
Basic net income (loss)	$2.01	$1.69	$1.37

Diluted net income (loss)	$1.98	$1.68	$1.37

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands, except per share amounts)

						Accumulated
						Deficit and
						Accumulated
					Additional	Other
	Class A and B Common Stock				Paid-In	Comprehensive	Treasury
	Issued	Treasury	Outstanding	Amount	Capital	Income (Loss)	Stock	Total
Balance, December 31, 2005	488,488	(44,584)	443,904	$4,885	$1,860,774	$(1,382,907)	$(1,349,376)	$(866,624)

SAB 108 adjustments, net of tax of $37.4 million	—	—	—	—	—	(62,345)	—	(62,345)
Issuance of Class A common stock:
Exercise of stock options	1,520	—	1,520	15	21,475	—	—	21,490
Employee benefits	820	—	820	8	22,094	—	—	22,102
Employee Stock Purchase Plan	89	—	89	1	2,466	—	—	2,467
Class A common stock repurchases, at cost	—	(429)	(429)	—	—	—	(11,677)	(11,677)
Stock-based compensation	—	—	—	—	17,645	—	—	17,645
Income tax (expense) benefit related to stock awards and other	—	—	—	—	2,785	—	—	2,785
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	—	61,894	—	61,894
Foreign currency translation	—	—	—	—	—	7,355	—	7,355
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	—	—	—	(23,405)	—	(23,405)
Other	—	—	—	—	658	—	—	658
Net income (loss)	—	—	—	—	—	608,272	—	608,272

Balance, December 31, 2006	490,917	(45,013)	445,904	$4,909	$1,927,897	$(791,136)	$(1,361,053)	$(219,383)

Issuance of Class A common stock:
Exercise of stock options	2,111	—	2,111	21	51,790	—	—	51,811
Employee benefits	466	—	466	5	17,669	—	—	17,674
Employee Stock Purchase Plan	80	—	80	1	2,877	—	—	2,878
Stock-based compensation	—	—	—	—	23,016	—	—	23,016
Income tax (expense) benefit related to stock awards and other	—	—	—	—	10,615	—	—	10,615
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	—	(11,253)	—	(11,253)
Foreign currency translation	—	—	—	—	—	2,447	—	2,447
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	—	—	—	5,630	—	5,630
Other	—	—	—	—	—	500	—	500
Net income (loss)	—	—	—	—	—	756,054	—	756,054

Balance, December 31, 2007	493,574	(45,013)	448,561	$4,936	$2,033,864	$(37,758)	$(1,361,053)	$639,989

Issuance of Class A common stock:
Exercise of stock options	1,259	—	1,259	12	19,033	—	—	19,045
Employee benefits	604	—	604	6	19,369	—	—	19,375
Employee Stock Purchase Plan	116	—	116	1	1,965	—	—	1,966
Class A common stock repurchases, at cost	—	(3,137)	(3,137)	—	—	—	(82,733)	(82,733)
Stock-based compensation	—	—	—	—	15,349	—	—	15,349
Income tax (expense) benefit related to stock awards and other	—	—	—	—	947	—	—	947
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	—	(102,151)	—	(102,151)
Foreign currency translation	—	—	—	—	—	(3,278)	—	(3,278)
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	—	—	—	(10,017)	—	(10,017)
Capital distribution to EchoStar in connection with the Spin-off	—	—	—	—	—	(3,350,545)	—	(3,350,545)
Net income (loss)	—	—	—	—	—	902,947	—	902,947

Balance, December 31, 2008	495,553	(48,150)	447,403	$4,955	$2,090,527	$(2,600,802)	$(1,443,786)	$(1,949,106)

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$902,947	$756,054	$608,272
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,000,230	1,329,410	1,114,294
Equity in losses (earnings) of affiliates	1,519	5,866	4,749
Realized and unrealized losses (gains) on investments	169,370	45,620	(53,543)
Non-cash, stock-based compensation	15,349	23,016	17,645
Deferred tax expense (benefit) (Note 10)	392,318	398,931	259,396
Other, net	7,328	7,529	5,693
Change in noncurrent assets	7,832	2,657	54,462
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(98,957)	(15,475)	26,018
Changes in current assets and current liabilities:
Trade accounts receivable — other	(138,768)	(25,764)	(190,218)
Allowance for doubtful accounts	1,188	(987)	3,483
Income tax receivable	(148,747)	—	—
Trade accounts receivable — EchoStar	(20,604)	—	—
Inventories	(158,498)	(88,364)	16,743
Other current assets	18,403	13,783	5,700
Trade accounts payable	(120,739)	32,019	47,182
Trade accounts payable — EchoStar	297,629	—	—
Deferred revenue and other	(27,317)	25,473	54,082
Accrued programming and other accrued expenses	87,861	106,952	305,284

Net cash flows from operating activities	2,188,344	2,616,720	2,279,242

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(4,648,931)	(3,653,939)	(2,250,197)
Sales and maturities of marketable investment securities	4,708,338	3,078,432	1,522,962
Purchases of property and equipment	(1,129,890)	(1,444,522)	(1,396,318)
Change in restricted cash and marketable investment securities	79,638	2,267	(1,243)
FCC authorizations	(711,871)	(97,463)	—
Investment in Sling Media, net of in-process research and development and cash acquired (Note 11)	—	(319,928)	—
Purchase of strategic investments included in noncurrent marketable and other investment securities	—	(71,903)	(27,572)
Proceeds from sale of strategic investment	106,200	33,474	9,682
Other	(955)	2,750	(6,282)

Net cash flows from investing activities	(1,597,471)	(2,470,832)	(2,148,968)

Cash Flows From Financing Activities:
Distribution of cash and cash equivalents to EchoStar in connection with the Spin-off (Note 1)	(585,147)	—	—
Proceeds from issuance of 7 1/8% Senior Notes due 2016	—	—	1,500,000
Proceeds from issuance of 7% Senior Notes due 2013	—	—	500,000
Proceeds from issuance of 7 3/4% Senior Notes due 2013	750,000	—	—
Redemption of 3% Convertible Subordinated Note due 2010	(500,000)	—	—
Repurchases and redemption of 5 3/4% Senior Notes due 2008	(1,000,000)	—	—
Redemption of 5 3/4% Convertible Subordinated Notes due 2008	—	(999,985)	—
Redemption of Floating Rate Senior Notes due 2008	—	—	(500,000)
Repurchases and redemption of 9 1/8% Senior Notes due 2009	—	—	(441,964)
Deferred debt issuance costs	(4,972)	—	(14,210)
Repayment of capital lease obligations, mortgages and other notes payable	(10,000)	(43,723)	(41,015)
Class A common stock repurchases (Note 12)	(82,733)	—	(11,677)
Net proceeds from Class A common stock options exercised and Class A common stock issued under Employee Stock Purchase Plan	21,011	54,674	23,957
Excess tax benefits recognized on stock option exercises	—	13,018	7,056

Net cash flows from financing activities	(1,411,841)	(976,016)	1,022,147

Net increase (decrease) in cash and cash equivalents	(820,968)	(830,128)	1,152,421
Cash and cash equivalents, beginning of period	919,542	1,749,670	597,249

Cash and cash equivalents, end of period	$98,574	$919,542	$1,749,670

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business Activities
Principal Business
DISH Network Corporation is a holding company. Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our”) operate the DISH Network® television service, which provides a direct broadcast satellite (“DBS”) subscription television service in the United States and had 13.678 million subscribers as of December 31, 2008. We have deployed substantial resources to develop the “DISH Network DBS System.” The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations.
Spin-off of Technology and Certain Infrastructure Assets
On January 1, 2008, we completed a tax-free distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”). DISH Network and EchoStar now operate as separate publicly-traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of both companies is owned beneficially by Charles W. Ergen, our Chief Executive Officer and Chairman of our board of directors. The two entities consist of the following:
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The table below summarizes the assets and liabilities that were distributed to EchoStar in connection with the Spin-off. The distribution was accounted for at historical cost given the nature of the distribution.

January 1,
2008
(In thousands)

Assets
Current Assets:
Cash and cash equivalents	$585,147
Marketable investment securities	947,120
Trade accounts receivable, net	38,054
Inventories, net	31,000
Current deferred tax assets	8,459
Other current assets	32,351

Total current assets	1,642,131
Restricted cash and marketable investment securities	3,150
Property and equipment, net	1,516,604
FCC authorizations	165,994
Intangible assets, net	214,544
Goodwill	256,917
Other noncurrent assets, net	93,707

Total assets	$3,893,047

Liabilities
Current Liabilities:
Trade accounts payable	$5,825
Deferred revenue and other accrued expenses	38,460
Current portion of capital lease obligations, mortgages and other notes payable	40,533

Total current liabilities	84,818

Long-term obligations, net of current portion:
Capital lease obligations, mortgages and other notes payable, net of current portion	341,886
Deferred tax liabilities	115,798

Total long-term obligations, net of current portion	457,684

Total liabilities	542,502

Net assets distributed	$3,350,545

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Variable rate demand notes (“VRDNs”), which we previously reported as cash and cash equivalents, were reclassified to current marketable investment securities for the prior periods (see Note 5). As a result, “Purchases of marketable investment securities” and “Sales and maturities of marketable investment securities” in “Net cash flows from investing activities” on our Consolidated Statements of Cash Flows have been reclassified for all prior periods. The ongoing purchase and sale of VRDNs now appear on our cash flow statement under “Cash flows from investing activities.”
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair values of financial instruments, fair value of options granted under our stock-based compensation plans, fair values of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer commissions, programming expenses, subscriber lives and royalty obligations. Illiquid credit markets and general downward economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to the Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.
Foreign Currency Translation
The functional currency of the majority of our foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. However, for our subsidiaries where the functional currency is the local currency, we translate assets and liabilities into U.S. dollars at the period-end exchange rate and revenues and expenses based on the exchange rates at the time such transactions arise, if known, or at the average rate for the period. The difference is recorded to equity as a component of other comprehensive income (loss). Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in “Other” income or expense in our Consolidated Statements of Operations and Comprehensive Income (Loss). Net transaction gains (losses) during 2008, 2007 and 2006 were not significant.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Cash and Cash Equivalents
We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2008 and 2007 consist of money market funds, government bonds, corporate notes and commercial paper. The cost of these investments approximates their fair value.
Inventories
Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. We depend on EchoStar for the production of our receivers and many components of our receiver systems. Manufactured inventories include materials, labor, freight-in, royalties and manufacturing overhead.
Marketable Investment Securities
We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax. Declines in the fair value of a marketable investment security which are determined to be “other-than-temporary” are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.
We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other-than-temporary. This quarterly evaluation consists of reviewing, among other things:
•	the fair value of our marketable investment securities compared to the carrying amount,

•	the historical volatility of the price of each security, and

•	any market and company specific factors related to each security.
Declines in the fair value of investments below cost basis are generally accounted for as follows:

Length of Time
Investment Has Been In a	Treatment of the Decline in Value
Continuous Loss Position	(absent specific factors to the contrary)
Less than six months	Generally, considered temporary.
Six to nine months	Evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such decline is other-than-temporary.
Greater than nine months	Generally, considered other-than-temporary. The decline in value is recorded as a charge to earnings.
Property and Equipment
Property and equipment are stated at cost. The costs of satellites under construction, including certain amounts prepaid under our satellite service agreements, are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any. Depreciation is recorded on a straight-line basis over lives ranging from one to forty years. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Long-Lived Assets
We account for impairments of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). We review our long-lived assets and identifiable finite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellite fleet for recoverability as one asset group. For assets which are held and used in operations, the asset would be impaired if the carrying value of the asset (or asset group) exceeded its undiscounted future net cash flows. Once an impairment is determined, the actual impairment is reported as the difference between the carrying value and the fair value as estimated using discounted cash flows. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We consider relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of assets are recoverable.
Goodwill and Other Intangible Assets
We account for our goodwill and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill and indefinite lived intangible assets with indefinite useful lives not be amortized, but to be tested for impairment annually or whenever indicators of impairments arise. Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets. Our intangible assets with indefinite lives primarily consist of FCC licenses. Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:
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
In accordance with the guidance of Emerging Issues Task Force (“EITF”) Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” (“EITF 02-7”), we combine all our indefinite lived FCC licenses into a single unit of accounting. The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites. Projected revenue and cost amounts include current and projected subscribers. In conducting our annual impairment test in 2008, we determined that the estimated fair value of the FCC licenses, calculated using the discounted cash flow analysis, exceeded their carrying amount.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Other Investment Securities
Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other-than-temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. When impairments occur related to our foreign investments, any “Cumulative translation adjustment” associated with these investments will remain in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” on our Consolidated Balance Sheets until the investments are sold or otherwise liquidated; at which time, they will be released into our Consolidated Statements of Operations and Comprehensive Income (Loss).
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
In addition, from time to time we receive equity interests in content providers in consideration for or in conjunction with affiliation agreements. We account for these equity interests received at fair value in accordance with EITF Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services” (“EITF 00-8”). In accordance with the guidance under EITF 02-16, we record the corresponding amount as a deferred liability that is generally recognized as a reduction of “Subscriber-related expenses” ratably over the term of the related agreements. These deferred liabilities are included as a component of current “Deferred revenue and other” and “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Consolidated Balance Sheets.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Accounting for Uncertainty in Income Taxes
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
Deferred Debt Issuance Costs
Costs of issuing debt are generally deferred and amortized to interest expense over the terms of the respective notes (Note 9).
Revenue Recognition
We recognize revenue when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered. Revenue from our subscription television services is recognized when programming is broadcast to subscribers. Programming payments received from subscribers in advance of the broadcast or service period are recorded as “Deferred revenue and other” in the Consolidated Balance Sheets until earned. For certain of our promotions relating to our receiver systems, subscribers are charged an upfront fee. A portion of this fee may be deferred and recognized over 48 to 60 months, depending on whether the fee is received from existing or new subscribers. Revenue from advertising sales is recognized when the related services are performed.
Subscriber fees for equipment rental, additional outlets and fees for receivers with multiple tuners, high definition (“HD”) receivers, digital video recorders (“DVRs”), and HD DVRs, our DishHOME Protection Plan and other services are recognized as revenue, monthly as earned. Revenue from equipment sales and equipment upgrades are recognized upon shipment to customers.
Revenue from equipment sales to AT&T, Inc. (“AT&T”) pursuant to our original agreement with AT&T is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of AT&T is recognized upon completion of the services. Further, development and implementation fees received from AT&T will continue to be recognized over the estimated average subscriber life of all subscribers acquired under both the original and revised agreements with AT&T.
Accounting for certain of our existing and new subscriber promotions which include programming discounts and subscriber rebates falls under the scope of EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Capital Products)” (“EITF 01-9”). In accordance with EITF 01-9, programming revenues under these promotions are recorded as earned at the discounted monthly rate charged to the subscriber. See “Subscriber Acquisition Promotions” below for discussion regarding the accounting for costs under these promotions.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
“Subscriber-related expenses” also include the cost of sales from equipment sales, and expenses related to installation and other services from our original agreement with AT&T. Cost of sales from equipment sales to AT&T are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of AT&T are recognized as the services are performed. Under the revised AT&T agreement, we include costs from equipment and installations in “Subscriber acquisition costs” or, for leased equipment, in capital expenditures, rather than in “Subscriber-related expenses.” We continue to include in “Subscriber-related expenses” the costs deferred from equipment sales made to AT&T. These costs are amortized over the estimated life of the subscribers acquired under the original AT&T agreement.
Subscriber Acquisition Costs
Subscriber acquisition costs in our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new subscribers through third parties and our direct customer acquisition distribution channel. Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):
•	“Cost of sales — subscriber promotion subsidies” includes the cost of our receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by us to subscribers.
•	“Other subscriber promotion subsidies” includes net costs related to promotional incentives and costs related to installation.
•	“Subscriber acquisition advertising” includes advertising and marketing expenses related to the acquisition of new DISH Network subscribers. Advertising costs are expensed as incurred.
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
Equipment Lease Programs
DISH Network subscribers have the choice of leasing or purchasing the satellite receiver and other equipment necessary to receive our programming. Most of our new subscribers choose to lease equipment and thus we retain title to such equipment. Equipment leased to new and existing subscribers is capitalized and depreciated over their estimated useful lives.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Research and Development Costs
Research and development costs are expensed as incurred. For the year ended December 31, 2008, we did not incur any research and development costs. For the years ended December 31, 2007 and 2006, research and development costs were $79 million and $57 million, respectively. The research and development costs incurred in prior years related to the set-top box business and acquisition of Sling Media which were distributed to EchoStar in connection with the Spin-off.
New Accounting Pronouncements
Revised Business Combinations
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We expect SFAS 141R will have an impact on our consolidated financial statements, but the character and magnitude of the specific effects will depend upon the type, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The potential dilution from our subordinated notes convertible into common stock was computed using the “if converted method.” The potential dilution from stock options exercisable into common stock for the periods below was computed using the treasury stock method based on the average market value of our Class A common stock. The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted earnings per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128.

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Numerator:
Numerator for basic net income (loss) per share — Net income (loss)	$902,947	$756,054	$608,272
Interest on dilutive subordinated convertible notes, net of related tax effect	6,638	9,517	9,834

Numerator for diluted net income (loss) per common share	$909,585	$765,571	$618,106

Denominator:
Denominator for basic net income (loss) per common share — weighted-average common shares outstanding	448,786	447,302	444,743
Dilutive impact of options outstanding	2,659	2,267	677
Dilutive impact of subordinated notes convertible into common shares	8,781	7,265	7,265

Denominator for diluted net income (loss) per share — weighted-average diluted common shares outstanding	460,226	456,834	452,685

Net income (loss) per share:
Basic net income (loss)	$2.01	$1.69	$1.37

Diluted net income (loss)	$1.98	$1.68	$1.37

Shares of Class A common stock issuable upon conversion of:
5 3/4% Convertible Subordinated Notes due 2008	—	—	23,100
3% Convertible Subordinated Note due 2010 (1)	8,299	6,866	6,866
3% Convertible Subordinated Note due 2011 (2)	482	399	399

(1)	Effective as of close of business on January 15, 2008, the conversion price was adjusted to $60.25 per share (8,298,755 shares) as a result of the Spin-off.

(2)	Effective as of close of business on January 15, 2008, the conversion price was adjusted to $51.88 per share (481,881 shares) as a result of the Spin-off.
As of December 31, 2008, 2007 and 2006, there were options to purchase 4.9 million, 1.3 million and 10.2 million shares of Class A common stock outstanding, respectively, not included in the above denominator as their effect is antidilutive.
Vesting of options and rights to acquire shares of our Class A common stock (“Restricted Performance Units”) granted pursuant to our long term incentive plans is contingent upon meeting certain long-term goals which have not yet been achieved. As a consequence, the following are not included in the diluted EPS calculation:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Performance based options	10,253	10,112	11,007
Restricted performance units	633	617	725

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
4. Statements of Cash Flow Data
The following presents our supplemental cash flow statement disclosure:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash paid for interest	$385,936	$405,915	$418,587
Capitalized interest	16,880	18,088	20,091
Cash received for interest	44,843	97,575	73,337
Cash paid for income taxes	430,408	87,994	37,742
Employee benefits paid in Class A common stock	19,375	17,674	22,102
Satellites financed under capital lease obligations	—	198,219	—
Satellite and other vendor financing	24,469	—	15,000
Net assets contributed in connection with the Spin-off, excluding cash and cash equivalents	2,765,398	—	—
5. Marketable Investment Securities, Restricted Cash and Other Investment Securities
Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of December 31,
	2008	2007
	(In thousands)

Marketable investment securities:
Current marketable investment securities — VRDNs	$239,611	$261,275
Current marketable investment securities — strategic	13,561	576,814
Current marketable investment securities — other	207,386	1,030,565

Total current marketable investment securities	460,558	1,868,654
Restricted marketable investment securities (1)	22,407	58,894
Noncurrent marketable investment securities — ARS and MBS (2)	113,394	—

Total marketable investment securities	596,359	1,927,548

Restricted cash and cash equivalents:
Restricted cash and cash equivalents (1)	61,199	113,626

Total restricted cash and cash equivalents	61,199	113,626

Other investment securities:
Other investment securities — cost method	15,794	108,355
Other investment securities — equity method	26,785	68,127
Other investment securities — fair value method	2,323	11,404

Total other investment securities	44,902	187,886

Total marketable investment securities, restricted cash and other investment securities	$702,460	$2,229,060

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Consolidated Balance Sheets.

(2)	Noncurrent marketable investment securities — ARS and MBS are included in “Marketable and other investment securities” on our Consolidated Balance Sheets.
Marketable Investment Securities
Our marketable securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale (see Note 2).

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Current Marketable Investment Securities — VRDNs
Variable rate demand notes (“VRDNs”) are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, VRDNs can be liquidated per the put option on a same day or on a five business day settlement basis.
Current Marketable Investment Securities — Strategic
Our strategic marketable investment securities are highly speculative and have experienced and continue to experience volatility. As of December 31, 2008, a significant portion of our strategic investment portfolio consisted of securities of a single issuer and the value of that portfolio therefore depends on the value of that issuer.
Current Marketable Investment Securities — other
Our current marketable securities portfolio includes investments in various debt and equity instruments including corporate bonds, corporate equity securities and government bonds. As of December 31, 2007, our “Current marketable investment securities — other” included $947 million of current marketable investment securities that were distributed to EchoStar in connection with the Spin-off (see Note 1), of which $491 million were classified as strategic.
Restricted Marketable Investment Securities
As of December 31, 2008 and 2007, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit. Additionally, restricted cash and marketable investment securities as of December 31, 2007 included $101 million in escrow related to our litigation with Tivo. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million was released from the escrow account to Tivo.
Noncurrent Marketable Investment Securities — ARS and MBS
We also have investments in auction rate securities (“ARS”) and mortgage backed securities (“MBS”) which are classified as available-for-sale securities and reported at fair value. Recent events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments. As a result, effective in 2008, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature.
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
For our ARS and MBS investments, due to the lack of observable market quotes for identical assets, we utilize analyses that rely on Level 2 and/or Level 3 inputs as defined by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). These inputs include observed prices on similar assets as well as our assumptions and estimates related to the counterparty credit quality, default risk underlying the security and overall capital market liquidity.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Other Investment Securities
We have several strategic investments in certain equity securities which are included in noncurrent “Marketable and other investment securities” on our Consolidated Balance Sheets accounted for using the cost, equity or fair value methods of accounting. The decrease in other investment securities as of December 31, 2008 compared to December 31, 2007 primarily resulted from the distribution of assets to EchoStar in connection with the Spin-off (see Note 1) and the sale of one of our cost method investments.
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
Unrealized Gains (Losses) on Marketable Investment Securities
As of December 31, 2008 and 2007, we had accumulated unrealized gains (losses), net of related tax effect, of $116 million in net losses and $30 million in gains, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During 2008, we established a full valuation allowance for the tax assets associated with these losses. The components of our available-for-sale investments are detailed in the table below.

	As of December 31,
	2008				2007
	Marketable				Marketable
	Investment		Unrealized		Investment		Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
				(In thousands)

Debt securities:
VRDNs	$239,611	$—	$—	$—	$261,275	$—	$—	$—
ARS and MBS	113,394	—	(103,943)	(103,943)	—	—	—	—
Other (including restricted)	231,863	—	(12,442)	(12,442)	1,313,432	6,847	(647)	6,200
Equity securities:
Other	11,491	—	—	—	352,840	38,425	(14,787)	23,638

Total marketable investment securities	$596,359	$—	$(116,385)	$(116,385)	$1,927,547	$45,272	$(15,434)	$29,838

As of December 31, 2008, restricted and non-restricted marketable investment securities include debt securities of $464 million with contractual maturities of one year or less and $121 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Marketable Investment Securities in a Loss Position
In accordance with the guidance of FASB Staff Position Number 115-1 (“FSP 115-1”) “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of December 31, 2008, the unrealized losses on our investments in debt securities primarily represent investments in auction rate, mortgage and asset-backed securities. We are not aware of any specific factors which indicate that the underlying issuers of these investments would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations. In addition, we have the ability and intent to hold our investments in these debt securities until they recover or mature.

	Primary	As of December 31, 2008
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
		(In thousands)
	Temporary market
Debt securities	fluctuations	$295,676	2,070	(540)	$8,114	$(24)	$285,492	$(115,821)

Total		$295,676	$2,070	$(540)	$8,114	$(24)	$285,492	$(115,821)

		As of December 31, 2007
		(In thousands)
Debt securities	Temporary market
	fluctuations	$524,577	$361,347	$(6,425)	$163,230	$(1,909)	$—	$—
Equity securities	Temporary market
	fluctuations	188,476	186,352	(16,192)	2,124	(1,027)	—	—

Total		$713,053	$547,699	$(22,617)	$165,354	$(2,936)	$—	$—

Fair Value Measurements
Effective January 1, 2008, we adopted SFAS 157, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.
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
Our assets measured at fair value on a recurring basis were as follows (in thousands):

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Total Fair Value As of December 31,
	2008
Assets	Total	Level 1	Level 2	Level 3
	(In thousands)
Marketable investment securities	$596,359	$16,029	$475,974	$104,356
Other investment securities	2,323	—	—	2,323

Total assets at fair value	$598,682	$16,029	$475,974	$106,679

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Changes in Level 3 instruments are as follows (in thousands):

	Level 3
		Current and
		Noncurrent
		Marketable	Other
		Investment	Investment
	Total	Securities	Securities
Balance as of January 1, 2008	$211,999	$200,595	$11,404
Transfers in (out) of level 3, net	21,262	21,262	—
Net realized/unrealized gains/(losses) included in earnings	(10,152)	(1,071)	(9,081)
Net realized/unrealized gains/(losses) included in other comprehensive income	(107,851)	(107,851)	—
Purchases, issuances and settlements, net	(8,579)	(8,579)	—

Balance as of December 31, 2008	$106,679	$104,356	$2,323

Gains and Losses on Sales and Changes in Carrying Values of Investments
“Other, net” income and expense included on our Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Years Ended December 31,
Other Income (Expense):	2008	2007	2006
	(In thousands)
Marketable investment securities — gains (losses) on sales/exchange	$2,095	$13,608	$30,302
Marketable investment securities — other-than-temporary impairments	(191,404)	—	—
Other investment securities — gains (losses) on sales/exchanges	53,473	8,358	58,345
Other investment securities — unrealized gains (losses) on fair value investments and other-than-temporary impairments	(33,534)	(66,733)	(32,928)
Other	657	(11,037)	(18,326)

Total	$(168,713)	$(55,804)	$37,393

6. Inventories
Inventories consist of the following:

	As of December 31,
	2008	2007
	(In thousands)
Finished goods — DBS	$238,343	$170,463
Raw materials	146,353	70,103
Work-in-process — used	61,663	67,542
Work-in-process — new	2,414	13,546

Subtotal	448,773	321,654
Inventory allowance	(22,102)	(14,739)

Inventories, net	$426,671	$306,915

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
7. Property and Equipment
Property and equipment consist of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2008	2007
		(In thousands)
Equipment leased to customers	2-5	$3,021,149	$2,773,085
EchoStar I	12	201,607	201,607
EchoStar II (1)	N/A	—	228,694
EchoStar III (2)	12	—	234,083
EchoStar IV — fully depreciated (2)	N/A	—	78,511
EchoStar V	9	203,511	203,511
EchoStar VI (2)	12	—	244,305
EchoStar VII	12	177,000	177,000
EchoStar VIII (2)	12	—	175,801
EchoStar IX (2)	12	—	127,376
EchoStar X	12	177,192	177,192
EchoStar XI	12	200,198	—
EchoStar XII (2)	10	—	190,051
Satellites acquired under capital lease agreements (3)	10-15	223,423	775,050
Furniture, fixtures, equipment and other	1-10	419,758	997,521
Buildings and improvements	1-40	64,872	260,153
Land	—	3,760	33,182
Construction in progress	—	403,778	772,661

Total property and equipment		$5,096,248	$7,649,783
Accumulated depreciation		(2,432,959)	(3,591,594)
Property and equipment, net		$2,663,289	$4,058,189

(1)	EchoStar II experienced a failure that rendered the satellite a total loss and was written-off during the second quarter 2008 (see further discussion below).

(2)	These satellites were transferred to EchoStar in connection with the Spin-off.

(3)	The capital lease agreements for AMC-15 and AMC-16 were contributed to EchoStar in connection with the Spin-off.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Construction in progress consists of the following:

	As of December 31,
	2008	2007
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs	$383,040	$685,758
Software related projects	12,102	8,802
Uplinking equipment	—	52,095
Other	8,636	26,006

Construction in progress	$403,778	$772,661

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Equipment leased to customers	$827,599	$854,533	$686,125
Satellites	89,435	245,349	231,977
Furniture, fixtures, equipment and other	73,447	179,854	152,204
Identifiable intangible assets subject to amortization	5,009	39,893	36,787
Buildings and improvements	4,740	9,781	7,201

Total depreciation and amortization	$1,000,230	$1,329,410	$1,114,294

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.
The cost of our satellites includes capitalized interest of $17 million, $18 million, and $20 million during the years ended December 31, 2008, 2007 and 2006, respectively.
Our Satellites
We presently utilize twelve satellites in geostationary orbit approximately 22,300 miles above the equator, five of which are owned by us. Each of the owned satellites had an original estimated minimum useful life of at least 12 years. We lease capacity on seven satellites from EchoStar with terms of up to two years and we account for these as operating leases. (See Note 19 for further discussion of our satellite leases with EchoStar.) We also lease two satellites from third parties, which are accounted for as capital leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”). The capital leases are depreciated over the shorter of the economic life or the term of the satellite service agreement.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

			Original
		Degree	Useful
	Launch	Orbital	Life	Lease Term
Satellites	Date	Location	(Years)	(Years)
Owned:
EchoStar I	December 1995	148	12
EchoStar V	September 1999	129	12
EchoStar VII	February 2002	119	12
EchoStar X	February 2006	110	12
EchoStar XI	July 2008	110	12

Leased from EchoStar:
EchoStar III	October 1997	61.5	12	2
EchoStar IV (1)	May 1998	77	12	Month to month
EchoStar VI	July 2000	72.7	12	2
EchoStar VIII (1)	August 2002	77	12	2
EchoStar IX	August 2003	121	12	Month to month
EchoStar XII	July 2003	61.5	10	2
AMC-15 (1)	December 2004	105	10	Month to month

Leased from Other Third Party:
Anik F3 (2)	April 2007	118.7	15	15
Ciel II (3)	December 2008	129	10	10

Under Construction:
Owned:
EchoStar XIV	Late 2009	119	12
EchoStar XV	Late 2010	119	12
Leased from EchoStar:
Nimiq 5 (4)	Late 2009	72.7	10	10
QuetzSat-1 (4)	2011	77	10	10

(1)	We currently do not lease the entire capacity available on these satellites.

(2)	This satellite is accounted for as a capital lease.

(3)	Ciel II was placed in service in February 2009 and will be accounted for as a capital lease.

(4)	Lease payments will commence when the satellite is placed into service.
Satellite Anomalies
Operation of our programming service requires that we have adequate satellite transmission capacity for the programming we offer. Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by expanding local HD coverage and offering more HD national channels. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.
In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite. Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and thus may have a material adverse effect on our business, financial condition and results of operations.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Owned Satellites
EchoStar I. EchoStar I, a 7000 class satellite, designed and manufactured by Lockheed Martin Corporation (“Lockheed”), is currently functioning properly in orbit. However, similar Lockheed Series 7000 class satellites have experienced total in-orbit failures, including our own EchoStar II, discussed below. While no telemetry or other data indicates EchoStar I would be expected to experience a similar failure, Lockheed has been unable to conclude these and other Series 7000 satellites will not experience similar failures. EchoStar I, which is fully depreciated, can operate up to 16 transponders at 130 watts per channel. During prior years, the satellite experienced anomalies resulting in the possible loss of two solar array strings. The anomalies have not impacted commercial operation of the satellite to date. Even if permanent loss of the two solar array strings is confirmed, the satellite is not expected to be impacted since it is equipped with a total of 104 solar array strings, only approximately 98 of which are required to assure full power.
EchoStar II. During July 2008, our EchoStar II satellite experienced a failure that rendered the satellite a total loss. EchoStar II had been operating primarily as a back-up satellite, but had provided local network channel service to Alaska and six other small markets. All programming and other services previously broadcast from EchoStar II were restored to Echostar I within several hours after the failure. The $6 million book value of EchoStar II was written-off during the third quarter 2008.
EchoStar V. EchoStar V was originally designed with a minimum 12-year design life. Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as previously disclosed. In addition, to date, EchoStar V has experienced anomalies resulting in the loss of 13 solar array strings. These issues have not impacted commercial operation of the satellite. However, during 2005, as a result of the momentum wheel failures and the increased fuel consumption, we reduced the remaining estimated useful life of the satellite. As of October 2008, EchoStar V was fully depreciated.
EchoStar VII. During 2006, EchoStar VII experienced an anomaly which resulted in the loss of a receiver. Service was quickly restored through a spare receiver. These receivers process signals sent from our uplink center for transmission back to earth by the satellite. The design life of the satellite has not been affected and the anomaly is not expected to result in the loss of other receivers on the satellite. However, there can be no assurance future anomalies will not cause further receiver losses which could impact the useful life or commercial operation of the satellite. In the event the spare receiver placed in operation following the 2006 anomaly also fails, there would be no impact to the satellite’s ability to provide service to the entire continental United States (“CONUS”) when operating in CONUS mode. However, we would lose one-fifth of the spot beam capacity when operating in spot beam mode.
EchoStar X. EchoStar X was designed with 49 spot beams which use up to 42 active 140 watt traveling wave tube amplifiers (“TWTAs”) to provide standard definition and HD local channels and other programming to markets across the United States. During January 2008, the satellite experienced an anomaly which resulted in the failure of one solar array circuit out of a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite. The design life of the satellite has not been affected. However, there can be no assurance future anomalies will not cause further losses, which could impact commercial operation of the satellite or its useful life.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Leased Satellites
EchoStar III. EchoStar III was originally designed to operate a maximum of 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 TWTAs to provide redundancy. As a result of past TWTA failures only 18 transponders are currently available for use. Due to redundancy switching limitations and specific channel authorizations, we can only operate on 15 of our FCC authorized frequencies at the 61.5 degree location. While we do not expect a large number of additional TWTAs to fail in any year, and the failures have not reduced the original minimum 12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future, and such failures could further impact commercial operation of the satellite.
EchoStar IV. EchoStar IV was originally designed to operate a maximum of 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel. As a result of past TWTA failures, only six transponders are currently available for use. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.
EchoStar VI. EchoStar VI, which is being used as an in-orbit spare, was originally equipped with 108 solar array strings, approximately 102 of which are required to assure full power availability for the operational life of the satellite. Prior to 2008, EchoStar VI experienced anomalies resulting in the loss of 22 solar array strings, reducing the number of functional solar array strings to 86. Although the operational life of the satellite has not been affected, commercial operability has been reduced. The satellite was designed to operate 32 DBS transponders in CONUS at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225 watts per channel. The power reduction resulting from the solar array failures currently limits us to operation of a maximum of 25 transponders in standard power mode, or 12 transponders in high power mode. The number of transponders to which power can be provided is expected to decline in the future at the rate of approximately one transponder every three years.
EchoStar VIII. EchoStar VIII was designed to operate 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VIII also includes spot-beam technology. This satellite has experienced several anomalies since launch, but none have reduced the operational life. However, there can be no assurance that future anomalies will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite.
EchoStar IX. EchoStar IX was designed to operate 32 FSS transponders in CONUS at approximately 110 watts per channel, along with transponders that can provide services in the Ka-Band (a “Ka-band payload”). The satellite also includes a C-band payload which is owned by a third party. Prior to 2008, EchoStar IX experienced anomalies resulting in the loss of three solar array strings and the loss of one of its three momentum wheels, two of which are utilized during normal operations. A spare wheel was switched in at the time. These anomalies have not impacted the commercial operation of the satellite.
EchoStar XII. EchoStar XII was designed to operate 13 DBS transponders at 270 watts per channel in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs. We currently operate the satellite in spot beam/CONUS hybrid mode. EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum operational life of the satellite. Prior to 2008, eight solar array circuits on EchoStar XII have experienced anomalous behavior resulting in both temporary and permanent solar array circuit failures. Although the design life of the satellite has not been affected, these circuit failures have resulted in a reduction in power to the satellite which will preclude us from using the full complement of transponders on EchoStar XII for the operational life of the satellite.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Long-Lived Satellite Assets. Based on the guidance under SFAS 144, we evaluate our satellite fleet for recoverability as one asset group. While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of an individual satellite, based on the redundancy designed within each satellite and considering the asset grouping, these anomalies (none of which caused a loss of service to subscribers for an extended period) are not considered to be significant events that would require evaluation for impairment recognition pursuant to the guidance under SFAS 144. Unless and until a specific satellite is abandoned or otherwise determined to have no service potential, the net carrying amount related to the satellite would not be written off.
8. FCC Authorizations, Intangible Assets and Goodwill
During 2007, we participated in an FCC auction for licenses in the 1.4 GHz band and were the winning bidder for several licenses with total winning bids of $57 million. We contributed these licenses to EchoStar in the Spin-off.
During 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009. The 700 MHz spectrum is being returned by television broadcasters when they move to digital from analog signals by June 12, 2009. We will be required to make significant additional investments or partner with others to commercialize these licenses and satisfy FCC build-out requirements.
As of December 31, 2008 and 2007, our identifiable intangibles subject to amortization consisted of the following:

	As of December 31,
	2008		2007
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract based	$—	$—	$192,845	$(60,754)
Customer and reseller relationships	—	—	96,898	(70,433)
Technology-based	5,814	(679)	69,797	(9,478)

Total	$5,814	$(679)	$359,540	$(140,665)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life of five years, was $5 million, $40 million and $37 million for the years ended December 31, 2008, 2007 and 2006, respectively.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Estimated future amortization of our identifiable intangible assets as of December 31, 2008 is as follows (in thousands):

For the Years Ending December 31,
2009	$1,163
2010	1,163
2011	1,163
2012	1,163
2013	483
Thereafter	—

Total	$5,135

9. Long-Term Debt
3% Convertible Subordinated Note due 2010
During the third quarter 2008, we repaid our $500 million 3% Convertible Subordinated Note due in 2010.
5 3/4% Senior Notes due 2008
During the third quarter 2008, we repurchased $28 million of our 5 3/4% Senior Notes due 2008 in open market transactions. During October 2008, the remaining balance of $972 million was redeemed.
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
The 6 3/8% Senior Notes are:
•	general unsecured senior obligations of DDBS;

•	ranked equally in right of payment with all of DDBS’ and the guarantors’ existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 6 3/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:
•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on DDBS’ capital stock or repurchase DDBS’ capital stock;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.
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
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of the holder’s 3% Convertible Subordinated Note due 2011 at a purchase price equal to 100% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase. Commencing August 25, 2009, we may redeem, and CTL may require us to purchase, all or a portion of the note without premium. Therefore, during the third quarter 2008, this note was reclassified to current liabilities on our Consolidated Balance Sheets.
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
The 6 5/8% Senior Notes are:
•	general unsecured senior obligations of DDBS;

•	ranked equally in right of payment with all of DDBS’ and the guarantors’ existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 6 5/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:
•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on DDBS’ capital stock or repurchase DDBS’ capital stock;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.
In the event of a change of control, as defined in the related indenture, we would be required to make an

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
offer to repurchase all or any part of a holder’s 6 5/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.
7 1/8% Senior Notes due 2016
On February 2, 2006, we sold $1.5 billion aggregate principal amount of our ten-year, 7 1/8% Senior Notes due February 1, 2016. Interest accrues at an annual rate of 7 1/8% and is payable semi-annually in cash, in arrears on February 1 and August 1 of each year.
The 7 1/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.
The 7 1/8% Senior Notes are:
•	general unsecured senior obligations of DDBS;

•	ranked equally in right of payment with all of DDBS’ and the guarantors’ existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 7 1/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:
•	incur additional debt;

•	pay dividends or make distribution on DDBS’ capital stock or repurchase DDBS’ capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.
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
The 7% Senior Notes are:
•	general unsecured senior obligations of DDBS;

•	ranked equally in right of payment with all of DDBS’ and the guarantors’ existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The indenture related to the 7% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:
•	incur additional debt;

•	pay dividends or make distribution on DDBS’ capital stock or repurchase DDBS’ capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 7% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.
7 3/4% Senior Notes due 2015
On May 27, 2008, we sold $750 million aggregate principal amount of our seven-year, 7 3/4% Senior Notes due May 31, 2015. Interest accrues at an annual rate of 7 3/4% and is payable semi-annually in cash, in arrears on May 31 and November 30 of each year, commencing on November 30, 2008. The net proceeds that we received from the sale of the notes were used for general corporate purposes.
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
The 7 3/4% Senior Notes are:
•	general unsecured senior obligations of DDBS;

•	ranked equally in right of payment with all of DDBS’ and the guarantors’ existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 7 3/4% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:
•	incur additional debt;

•	pay dividends or make distribution on DDBS’ capital stock or repurchase DDBS’ capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 7 3/4% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
6 3/8% Senior Notes due 2011	April 1 and October 1	$63,750,000
3% Convertible Subordinated Note due 2011	June 30 and December 31	$750,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250,000
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875,000
7 % Senior Notes due 2013	April 1 and October 1	$35,000,000
7 3/4% Senior Notes due 2015	May 31 and November 30	$58,125,000
Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.
Fair Value of our Long-Term Debt
The following table summarizes the book and fair values of our debt facilities at December 31, 2008 and 2007:

	As of December 31,
	2008		2007
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
3% Convertible Subordinated Note due 2010	$—	$—	$500,000	$489,270
5 3/4% Senior Notes due 2008	—	—	1,000,000	997,500
6 3/8% Senior Notes due 2011	1,000,000	899,000	1,000,000	1,019,000
3% Convertible Subordinated Note due 2011	25,000	23,768	25,000	23,463
6 5/8% Senior Notes due 2014	1,000,000	840,300	1,000,000	995,000
7 1/8% Senior Notes due 2016	1,500,000	1,246,890	1,500,000	1,522,500
7 % Senior Notes due 2013	500,000	419,000	500,000	505,000
7 3/4% Senior Notes due 2015	750,000	600,000	—	—
Mortgages and other notes payable	46,211	46,211	37,157	37,157

Subtotal	$4,821,211	$4,075,169	$5,562,157	$5,588,890
Capital lease obligations (1)	186,545	N/A	563,547	N/A

Total	$5,007,756	$4,075,169	$6,125,704	$5,588,890

(1)	Pursuant to SFAS 107 “Disclosures about Fair Value of Financial Instruments,” disclosures regarding fair value of capital leases is not required.
As of December 31, 2008 and 2007, the carrying value is equal to or approximates fair value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities due to their short-term nature.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Capital Lease Obligations, Mortgages and Other Notes Payable
Capital lease obligations, mortgages and other notes payable consist of the following:

	As of December 31,
	2008	2007
	(In thousands)
Satellites and other capital lease obligations	$186,545	$563,547
8% note payable for EchoStar VII satellite vendor financing, payable over 13 years from launch	9,881	10,906
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	—	8,139
6% note payable for EchoStar X satellite vendor financing, payable over 15 years from launch	12,498	13,248
6% note payable for EchoStar XI satellite vendor financing, payable over 15 years from launch	17,500	—
Mortgages and other unsecured notes payable due in installments through 2017 with interest rates ranging from approximately 2% to 13%	6,332	4,864

Total	$232,756	$600,704
Less current portion	(13,333)	(50,454)

Capital lease obligations, mortgages and other notes payable, net of current portion	$219,423	$550,250

Capital Lease Obligations
Anik F3. Anik F3, an FSS satellite, was launched and commenced commercial operation during April 2007. This satellite is accounted for as a capital lease pursuant to SFAS 13 and depreciated over the term of the satellite service agreement. We have leased all of the 32 Ku-band transponders on Anik F3 for a period of 15 years.
As of December 31, 2008 and 2007, we had $223 million and $775 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $26 million and $175 million, respectively. This decrease during 2008 related to the contribution of the AMC-15 and AMC-16 satellite lease agreements to EchoStar in connection with the Spin-off. In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $15 million, $66 million and $55 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2008, 2007 and 2006, respectively.
Future minimum lease payments under the capital lease obligation, together with the present value of the net minimum lease payments as of December 31, 2008 are as follows (in thousands):

For the Year Ending December 31,
2009	$48,799
2010	48,297
2011	48,000
2012	48,000
2013	48,000
Thereafter	400,000

Total minimum lease payments	641,096
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(346,719)

Net minimum lease payments	294,377
Less: Amount representing interest	(107,832)

Present value of net minimum lease payments	186,545
Less: Current portion	(9,229)

Long-term portion of capital lease obligations	$177,316

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Future maturities of our outstanding long-term debt, including the current portion, are summarized as follows:

	Payments due by period
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Long-term debt obligations	$4,775,000	$25,000	$—	$1,000,000	$—	$500,000	$3,250,000
Capital lease obligations	186,545	9,229	9,391	9,800	10,556	11,371	136,198
Mortgages and other notes payable	46,211	4,104	4,143	4,375	4,622	4,183	24,784

Total	$5,007,756	$38,333	$13,534	$1,014,175	$15,178	$515,554	$3,410,982

10. Income Taxes and Accounting for Uncertainty in Income Taxes
Income Taxes
Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported on our Consolidated Balance Sheets, as well as probable operating loss, tax credit and other carryforwards. We follow the guidelines set forth in SFAS 109 regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance. Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.
As of December 31, 2008, we had no net operating loss carryforwards (“NOL’s”) for federal income tax purposes, $2 million of NOL’s for state income tax purposes, and $8 million of tax benefits related to credit carryforwards. The state NOL’s begin to expire in the year 2020 and credit carryforwards will begin to expire in the year 2010.
As of December 31, 2007, the Federal NOL included amounts related to tax deductions for exercised options that had been allocated directly to contributed capital for exercised stock options totaling $90 million.
Stock option compensation expenses for which an estimated deferred tax benefit was previously recorded exceeded the actual tax deductions allowed during 2008 and 2007. Tax charges associated with the reversal of the prior tax benefit have been reported in “Additional paid-in capital” in accordance with SFAS 123R. During 2008, 2007 and 2006, charges of $1 million, $11 million and $7 million, respectively, were made to additional paid-in capital.
During the year ended December 31, 2008, we established a valuation allowance of $124 million against deferred tax assets, which are capital in nature, related to the impairment of marketable and non-marketable investment securities.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Current (provision) benefit:
Federal	$(243,451)	$(27,312)	$(23,027)
State	(30,090)	(66,844)	(29,502)
Foreign	—	(1,012)	(2,818)

	(273,541)	(95,168)	(55,347)

Deferred (provision) benefit:
Federal	(278,336)	(378,514)	(304,896)
State	(34,401)	(23,902)	38,467
Foreign	—	(360)	(291)
Decrease (increase) in valuation allowance	(79,581)	3,845	7,324

	(392,318)	(398,931)	(259,396)

Total benefit (provision)	$(665,859)	$(494,099)	$(314,743)

The actual tax provisions for 2008, 2007 and 2006 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
	2008	2007	2006
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(2.6)	(4.3)	0.7
Foreign taxes and income not U.S. taxable	—	(0.2)	(0.3)
Stock option compensation	—	(0.2)	0.2
Deferred tax asset adjustment for filed returns	(0.2)	0.1	(0.6)
Other	0.5	(0.2)	0.1
Decrease (increase) in valuation allowance	(5.1)	0.3	0.8

Total benefit (provision) for income taxes	(42.4)	(39.5)	(34.1)

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2008 and 2007, are as follows:

	As of December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$7,583	$196,465
Unrealized losses on investments	108,500	68,602
Accrued expenses	46,383	68,602
Stock compensation	7,475	10,429
Deferred revenue	59,088	79,189
State taxes net of federal effect	5,974	—
Fixed assets and other	88,390	5,876
Other	11,316	13,079

Total deferred tax assets	334,709	442,242
Valuation allowance	(124,098)	—

Deferred tax asset after valuation allowance	210,611	442,242

Deferred tax liabilities:
Equity method investments	—	(13,119)
Depreciation and amortization	(359,831)	(439,687)
State taxes net of federal effect	—	(14,060)
Other	—	(19,056)

Total deferred tax liabilities	(359,831)	(485,922)

Net deferred tax asset (liability)	$(149,220)	$(43,680)

Current portion of net deferred tax asset (liability)	$86,331	$342,813
Noncurrent portion of net deferred tax asset (liability)	(235,551)	(386,493)

Total net deferred tax asset (liability)	$(149,220)	$(43,680)

Accounting for Uncertainty in Income Taxes
In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations. We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 1996 due to the carryover of previously incurred net operating losses. As of December 31, 2008, no taxing authority has proposed any significant adjustments to our tax positions. We have no significant current tax examinations in process.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2008	$20,160
Additions based on tax positions related to the current year	37,583
Reductions based on tax positions related to the current year	(36,785)
Additions for tax positions of prior years	212,402

Balance as of December 31, 2008	$233,360

We have $233 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. Of this amount, it is reasonably possible that $106 million may be paid or effectively settled within the next twelve months, depending on the resolution of a change in accounting method filed with the Internal Revenue Service.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Accrued interest and penalties on uncertain tax positions are recorded as a component of “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the year ended December 31, 2008, we recorded $6 million in interest and penalty expense to earnings. Accrued interest and penalties was $7 million at December 31, 2008.
11. Acquisition of Sling Media, Inc.
During October 2007, we acquired all remaining outstanding shares (94%) of Sling Media, Inc. (“Sling Media”) for cash consideration of $342 million, including direct transaction costs of $8 million. We also exchanged Sling Media employee stock options for our options to purchase approximately 342,000 of our common stock valued at approximately $16 million. Sling Media, a leading innovator in the digital-lifestyle space, was acquired to allow us to offer new products and services to our subscribers. On January 1, 2008, Sling Media was distributed to EchoStar in the Spin-off.
This transaction was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The purchase consideration was allocated based on the fair values of identifiable tangible and intangible assets and liabilities as follows:

Final
Purchase Price
Allocation
(In thousands)
Tangible assets	$28,779
Prepaid compensation costs	11,844
Other noncurrent assets (1)	(9,541)
Acquisition intangibles	61,800
In-process research and development	22,200
Goodwill	256,917

Total assets acquired	$371,999
Current liabilities	(19,233)
Long-term liabilities (2)	(10,922)

Net assets acquired	$341,844

(1)	Represents the elimination of our previously recorded 6% non-controlling interest in Sling Media.

(2)	Includes $9 million deferred tax liability related to the acquisition intangibles.
The total $62 million of acquired intangible assets resulting from the Sling Media transaction is comprised of technology-based intangibles and trademarks totaling approximately $34 million with estimated weighted-average useful lives of seven years, reseller relationships totaling approximately $24 million with estimated weighted-average useful lives of three years and contract-based intangibles totaling approximately $4 million with estimated weighted-average useful lives of four years. The in-process research and development costs of $22 million were expensed to general and administrative expense upon acquisition in accordance with SFAS 141. The goodwill recorded as a result of the acquisition is not deductible for income tax purposes.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
12. Stockholders’ Equity (Deficit)
Common Stock
The Class A, Class B and Class C common stock are equivalent except for voting rights. Holders of Class A and Class C common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share. Each share of Class B and Class C common stock is convertible, at the option of the holder, into one share of Class A common stock. Upon a change in control of DISH Network, each holder of outstanding shares of Class C common stock is entitled to 10 votes for each share of Class C common stock held. Our principal stockholder owns the majority of all outstanding Class B common stock and, together with all other stockholders, owns outstanding Class A common stock. There are no shares of Class C common stock outstanding.
Common Stock Repurchase Program
Our board of directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock. During the year ended December 31, 2008, we repurchased 3.1 million shares of our common stock for $83 million. In November 2008, our board of directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are authorized to repurchase up to $1.0 billion of our outstanding shares through and including December 31, 2009. As of December 31, 2008, we may repurchase up to $999 million under this plan.
13. Employee Benefit Plans
Employee Stock Purchase Plan
During 1997, the Board of Directors and stockholders approved an employee stock purchase plan (the “ESPP”). During 2006, this plan was amended for the purpose of registering an additional 1,000,000 shares of Class A common stock, such that we were authorized to issue a total of 1,800,000 shares of Class A Common stock. At December 31, 2008, we had 816,000 remaining Class A common stock available for issuance under this plan. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. During 2008, 2007 and 2006 employees purchased approximately 117,000, 80,000, and 89,000 shares of Class A common stock through the ESPP, respectively.
401(k) Employee Savings Plan
We sponsor a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by us, subject to a maximum annual contribution of $1,500 per employee. Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions. Expense recognized related to matching 401(k) contributions, net of forfeitures, totaled $5 million, $2 million and $2 million during the years ended December 31, 2008, 2007 and 2006, respectively.
We also may make an annual discretionary contribution to the plan with approval by our Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in our stock. Discretionary stock contributions, net of forfeitures, to the 401(k) Plan were $12 million, $20 million and $18 million for years ended December 31, 2008, 2007 and 2006, respectively.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
14. Stock-Based Compensation
We account for our stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R (As Amended), “Share-Based Payment” (“SFAS 123R”), which (i) revises Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”) to eliminate both the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and (ii) requires the cost resulting from all share-based payment transactions with employees be recognized in the results of operations over the period during which an employee provides the requisite service in exchange for the award and establishes fair value as the measurement basis of the cost of such transactions.
Stock Incentive Plans
In connection with the Spin-off, as provided in our existing stock incentive plans and consistent with the Spin-off exchange ratio, each DISH Network stock option was converted into two stock options as follows:
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
We maintain stock incentive plans to attract and retain officers, directors and key employees. Awards under these plans include both performance and non-performance based equity incentives. As of December 31, 2008, we had outstanding under these plans stock options to acquire 21.8 million shares of our Class A common stock and 1.5 million restricted stock awards. Stock options granted through December 31, 2008 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. While historically we have issued stock options subject to vesting, typically at the rate of 20% per year, some stock options have been granted with immediate vesting and other stock options vest only upon the achievement of certain company-wide objectives. As of December 31, 2008, we had 57.5 million shares of our Class A common stock available for future grant under our stock incentive plans.
As of December 31, 2008, the following stock incentive awards were outstanding:

	As of December 31, 2008
	DISH Network Awards		EchoStar Awards
		Restricted		Restricted
	Stock	Stock	Stock	Stock
Stock Incentive Awards Outstanding	Options	Units	Options	Units
Held by DISH Network employees	18,267,950	517,735	1,722,714	85,866
Held by EchoStar employees	3,567,737	934,999	N/A	N/A

Total	21,835,687	1,452,734	1,722,714	85,866

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
We are responsible for fulfilling all stock incentive awards related to DISH Network common stock and EchoStar is responsible for fulfilling all stock incentive awards related to EchoStar common stock, regardless of whether such stock incentive awards are held by our or EchoStar’s employees. Notwithstanding the foregoing, based on the requirements of SFAS 123R, our stock-based compensation expense, resulting from awards outstanding at the Spin-off date, is based on the stock incentive awards held by our employees regardless of whether such awards were issued by DISH Network or EchoStar. Accordingly, stock-based compensation that we expense with respect to EchoStar stock incentive awards is included in “Additional paid-in capital” on our Consolidated Balance Sheets.
Exercise prices for stock options outstanding and exercisable as of December 31, 2008 are as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number	Weighted-
	Outstanding	Average	Weighted-	Exercisable	Average	Weighted-
	as of	Remaining	Average	as of	Remaining	Average
	December 31,	Contractal	Exercise	December 31,	Contractual	Exercise
	2008	Life	Price	2008	Life	Price
$0.07 — $6.00	177,942	6.92	$2.23	104,722	6.28	$2.09
$6.01 — $20.00	6,976,097	8.93	$11.08	139,124	1.38	$11.27
$20.01 — $29.00	12,087,048	6.53	$25.36	4,888,798	5.89	$25.10
$29.01 — $31.00	82,000	8.58	$29.28	15,000	4.50	$29.28
$31.01 — $40.00	1,457,600	7.80	$34.86	403,600	6.34	$34.02
$40.01 — $66.00	1,055,000	1.43	$51.15	1,055,000	1.43	$51.15

$0.07 — $66.00	21,835,687	7.15	$22.50	6,606,244	5.11	$29.16

Stock Award Activity
Our stock option activity (including performance and non-performance based stock options) for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008		2007		2006
		Weighted-		Weighted		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price (1)	Options	Price (1)
Total stock options outstanding, beginning of period	20,938,403	$22.61	22,741,833	$25.67	25,086,883	$24.43
Granted	7,998,500	13.67	1,890,870	40.50	2,135,500	32.41
Exercised	(976,187)	19.51	(2,079,909)	24.88	(1,519,550)	14.14
Forfeited and cancelled	(6,125,029)	11.70	(1,614,391)	19.69	(2,961,000)	25.99

Total stock options outstanding, end of period	21,835,687	22.50	20,938,403	27.17	22,741,833	25.67

Performance based stock options outstanding, end of period (2)	10,253,250	17.19	10,111,750	20.28	11,006,750	18.87

Exercisable at end of period	6,606,244	29.16	5,976,459	34.73	6,568,883	32.85

(1)	The weighted average exercise prices for 2007 and 2006 reflect share prices before the Spin-off.

(2)	These stock options, which are included in the caption “Total stock options outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans. Vesting of these stock options is contingent upon meeting certain long-term company goals. See discussion of the 2005 LTIP and 2008 LTIP below.
We realized $3 million, $14 million, and $11 million of tax benefits from stock options exercised during the years ended December 31, 2008, 2007 and 2006, respectively. Based on the closing market price of our Class A common stock on December 31, 2008, the aggregate intrinsic value of our outstanding stock options was $2 million. Of that amount, stock options with an aggregate intrinsic value of $1 million were exercisable at the end of the period.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Our restricted stock award activity (including performance and non-performance based stock options) for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
	Restricted	Average	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date	Stock	Grant Date
	Awards	Fair Value	Awards	Fair Value(1)	Awards	Fair Value(1)
Total restricted stock awards outstanding, beginning of period	1,717,078	$29.24	855,298	$30.88	644,637	$29.46
Granted	88,322	11.09	1,039,580	37.94	331,329	33.27
Exercised	(280,000)	30.77	(30,000)	31.16	(20,000)	30.16
Forfeited and cancelled	(72,666)	29.33	(147,800)	30.44	(100,668)	29.83

Total restricted stock awards outstanding, end of period	1,452,734	27.87	1,717,078	35.18	855,298	30.88

Restricted performance units outstanding, end of period (2)	632,734	23.94	617,078	31.69	725,298	30.80

(1)	The weighted average grant date fair values for 2007 and 2006 reflect share prices before the Spin-off.

(2)	These restricted performance units, which are included in the caption “Total restricted stock awards outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans. Vesting of these restricted performance units is contingent upon meeting certain long-term company goals. See discussion of the 2005 LTIP and 2008 LTIP below.
Long-Term Performance-Based Plans
1999 LTIP. In 1999, we adopted a long-term, performance-based stock incentive plan (the “1999 LTIP”) within the terms of our 1995 Stock Incentive Plan. All stock options under the 1999 LTIP expired on December 31, 2008 because we did not achieve the performance condition.
2005 LTIP. In 2005, we adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”) within the terms of our 1999 Stock Incentive Plan. The 2005 LTIP provides stock options and restricted performance units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the stock options is subject to a performance condition that a company-specific subscriber goal is achieved prior to March 31, 2015.
Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable. Given the competitive nature of our business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of the goal was not probable as of December 31, 2008, that assessment could change at any time.
In accordance with SFAS 123R, if all of the awards under the 2005 LTIP were vested and the goal had been met or if we had determined that the goal was probable during the year ended December 31, 2008, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goals are met and there are unvested stock options at that time, the vested amounts would be expensed immediately on our Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	2005 LTIP
		Vested
	Total	Portion
	(In thousands)
DISH Network awards held by DISH Network employees	$49,039	$12,798
EchoStar awards held by DISH Network employees	9,957	2,599

Total	$58,996	$15,397

2008 LTIP. In December 2008, we adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”) within the terms of our 1999 Stock Incentive Plan. The 2008 LTIP provides stock options and restricted performance units, either alone or in combination, which vest based on company-specific subscriber and financial goals. Exercise of the awards is contingent on achieving these goals prior to December 31, 2015. The 2008 LTIP awards were granted on December 31, 2008 and as a result, no awards vested and no compensation cost was recognized during 2008. Compensation related to the 2008 LTIP will be recorded based on management’s assessment of the probability of meeting the performance conditions. If the goals are achieved and all 2008 LTIP awards vest, we will recognize $25 million in non-cash, stock-based compensation expense over the term of this stock incentive plan.
Of the 21.8 million stock options and 1.5 million restricted stock awards outstanding under our stock incentive plans as of December 31, 2008, the following awards were outstanding pursuant to the 2005 LTIP and the 2008 LTIP:

	As of
	December 31, 2008
		Weighted-
	Number of	Average
Stock Options	Awards	Exercise Price
2005 LTIP	4,428,250	$25.22
2008 LTIP	5,825,000	$11.09

Total	10,253,250	$17.19

Restricted Performance Units
2005 LTIP	544,412
2008 LTIP	88,322

Total	632,734

No awards were granted under the 2005 LTIP during the year ended December 31, 2008. As discussed above, all awards under the 2008 LTIP were granted on December 31, 2008.
Stock-Based Compensation Expense
Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2008, 2007, and 2006 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Subscriber-related	$797	$967	$879
Satellite and transmission	—	645	512
General and administrative	14,552	21,404	16,254

Total non-cash, stock based compensation	$15,349	$23,016	$17,645

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
As of December 31, 2008, our total unrecognized compensation cost related to our non-performance based unvested stock options was $36 million and includes compensation expense that we will recognize for EchoStar stock options held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 4.4% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each award for the years ended December 31, 2008, 2007 and 2006 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

For the Years Ended December 31,
Stock Options	2008	2007	2006
Risk-free interest rate	1.00% - 3.42%	3.51% - 5.19%	4.49% - 5.22%
Volatility factor	19.98% - 39.90%	18.10% - 24.84%	24.71% - 25.20%
Expected term of options in years	3.0 - 7.5	2.5 - 10.0	6.0 - 10.0
Weighted-average fair value of options granted	$3.12 - $8.72	$7.19 - $48.20	$6.30 - $17.78
We do not currently plan to pay additional dividends on our common stock, and therefore the dividend yield percentage is set at zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, we do not believe the existing models provide as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.
We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
15. Commitments and Contingencies
Commitments
Future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Satellite-related obligations	$1,948,490	$184,754	$132,385	$105,774	$136,492	$136,492	$1,252,593
Operating lease obligations	109,223	42,230	24,168	17,641	10,551	5,536	9,097
Purchase obligations	1,397,990	1,304,489	43,651	14,859	15,334	15,827	3,830

Total	$3,455,703	$1,531,473	$200,204	$138,274	$162,377	$157,855	$1,265,520

The table above does not include $233 million of liabilities associated with unrecognized tax benefits which were accrued under the provisions of FIN 48, discussed in Note 10, and are included on our Consolidated Balance Sheets as of December 31, 2008. Of this amount, it is reasonably possible that $106 million may be paid or settled within the next twelve months.
In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.
Satellite-Related Obligations
Ciel II. Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation at the 129 degree orbital location in February 2009. Our initial ten-year term lease for 100% capacity on the satellite will be accounted for as a capital lease, in accordance with SFAS 13.
Satellites under Construction. As of December 31, 2008, we had entered into the following contracts to construct new satellites which are contractually scheduled to be completed within the next two years. Future commitments related to these satellites are included in the table above under “Satellite-related obligations” except where noted below.
•	EchoStar XIV. During 2007, we entered into a contract for the construction of EchoStar XIV, a DBS satellite, which is expected to be completed during 2009.

•	EchoStar XV. In April 2008, we entered into a contract for the construction of EchoStar XV, a DBS satellite, which is expected to be completed during 2010.
Although the table above includes future commitments related to both the EchoStar XIV and EchoStar XV satellites discussed above, it only includes the cost associated with one launch contract. These amounts will increase when we contract for the launch of the second satellite.
In addition, we have agreed to lease capacity on two satellites from EchoStar which are currently under construction. Future commitments related to these satellites are included in the table above under “Satellite-related obligations.”
•	Nimiq 5. In March 2008, we entered into a ten-year transponder service agreement with EchoStar to lease 16 DBS transponders on Nimiq 5, a Canadian DBS satellite which is expected to be completed during 2009.

•	QuetzSat-1. In November 2008, we entered into a ten-year transponder service agreement with EchoStar to lease 24 DBS transponders on QuetzSat-1, a satellite being constructed by SES Latin America S.A. (“SES”). QuetzSat-1 is expected to be completed during 2011.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Guarantees
In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar. We remain the guarantor under those capital leases for payments totaling approximately $508 million over the next eight years which is not included in the table above.
In addition, during the first quarter of 2008, EchoStar entered into a satellite transponder service agreement for Nimiq 5 for $535 million in payments through 2024. As discussed above, we sublease this capacity from EchoStar and have also guaranteed its obligation under this agreement. The $535 million is included in the satellite-related obligations in the table above.
As of December 31, 2008, we have not recorded a liability on the balance sheet for any of these guarantees.
Purchase Obligations
Our 2009 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, satellite and transponder leases, engineering and for products and services related to the operation of our DISH Network. Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.
Programming Contracts
In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are fully contingent on the number of subscribers to whom we provide the respective content. These programming commitments are not included in the table above. The terms of our contracts typically range from one to ten years with annual rate increases. Our programming expenses will continue to increase to the extent we are successful growing our subscriber base. In addition, our margins may face further downward pressure from price escalations in current contracts and the renewal of long term programming contracts on less favorable pricing terms.
Rent Expense
Total rent expense for operating leases approximated $204 million, $75 million and $69 million in 2008, 2007 and 2006, respectively. The increase in rent expense from 2007 to 2008 primarily resulted from costs associated with satellite and transponder capacity leases on satellites that were distributed to EchoStar in connection with the Spin-off.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Contingencies
Separation Agreement
In connection with the Spin-off, we entered into a separation agreement with EchoStar, which provides for, among other things, the division of liability resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed liability for any acts or omissions that relate to its business whether such acts or omissions occurred before or after the Spin-off. Certain exceptions are provided, including for intellectual property related claims generally, whereby EchoStar will only be liable for its acts or omissions that occurred following the Spin-off. Therefore, we have indemnified EchoStar for any potential liability or damages resulting from intellectual property claims relating to the period prior to the effective date of the Spin-off.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Distant Network Litigation
During October 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives. We have turned off all of our distant network channels and are no longer in the distant network business. Termination of these channels resulted in, among other things, a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. The plaintiffs in that litigation alleged that we were in violation of the Court’s injunction and appealed the District Court decision finding that we are not in violation. On July 7, 2008, the Eleventh Circuit rejected the plaintiffs’ appeal and affirmed the decision of the District Court.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Finisar Corporation
Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).
In July 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. The District Court has stayed our action until the Federal Circuit has resolved DirecTV’s appeal. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. Our case is stayed until the DirecTV action is resolved.
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
Guardian Media
On December 22, 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against EchoStar Corporation, EchoStar Technologies L.L.C., and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 (the ‘158 patent) and 4,930,160 (the ‘160 patent). The ‘158 patent is entitled “Selective Video Playing System” and the ‘160 patent is entitled “Automatic Censorship of Video Programs.” Both patents are expired and relate to certain parental lock features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Multimedia Patent Trust
On February 13, 2009, Multimedia Patent Trust (“MPT”) filed suit against us, EchoStar and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226 entitled “Conditional Motion Compensated Interpolation Of Digital Motion Video,” 5,227,878 entitled “Adaptive Coding and Decoding of Frames and Fields of Video,” 5,136,377 entitled “Adaptive Non-linear Quantizer,” 5,500,678 entitled “Optimized Scanning of Transform Coefficients in Video Coding,” and 5,563,593 entitled “Video Coding with Optimized Low Complexity Variable Length Codes.” The patents relate to encoding and compression technology.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The state court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The state court agreed, and denied our motion for summary judgment as a result. In April 2008, the state court granted plaintiff’s class certification motion and in January 2009, the state court entered an order excluding certain evidence that we can present at trial based on the prior discovery issues. The state court also denied plaintiffs’ request to dismiss our counterclaims. The final impact of the court’s evidentiary ruling cannot be fully assessed at this time. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the lawsuit or determine the extent of any potential liability or damages.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Technology Development Licensing
On January 22, 2009, Technology Development and Licensing LLC (“TechDev”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35, 952 (the ‘952 patent). The ‘952 patent is entitled “Television Receiver Having Memory Control for Tune-By-Label Feature,” and relates to certain favorite channel features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we previously recorded a total reserve of $132 million on our Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. This amount also includes the estimated cost of any software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to the jury verdict. In its January 2008 decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the District Court, and ordered that the stay of the District Court’s injunction against us, which was issued pending appeal, be dissolved when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million reserve was released from an escrow account to Tivo.
In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have written legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the injunction. An evidentiary hearing on Tivo’s motion for contempt was held on February 17-19, 2009 and the Court will rule after receiving the parties’ post-trial briefs. In January 2009, the Patent and Trademark Office (“PTO”) granted our Petition for Re-Examination of the software claims of Tivo’s ‘389 patent, which are the subject of Tivo’s current motion for contempt. The PTO found that there is a ‘substantial new question’ of patentability as to the software claims in light of prior patents that appear to render Tivo’s ‘389 patent invalid as obvious.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.
16. Segment Reporting
Financial Data by Business Unit
Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Total assets by segment have not been specified because the information is not available to the chief operating decision-maker. The “All Other” category consists of revenue, expense and net income (loss) from other operating segments for which the disclosure requirements of SFAS 131 do not apply. Based on the standards set forth in SFAS 131, following the January 1, 2008 Spin-off discussed in Note 1, we operate in only one reportable segment, the DISH Network segment, which provides a DBS subscription television service in the United States. Prior to 2008, we had two reportable segments, DISH Network and EchoStar Technologies Corporation.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

		EchoStar
	DISH	Technologies	All		Consolidated
	Network	Corporation	Other	Eliminations	Total
	(In thousands)
Year Ended December 31, 2008
Total revenue	$11,617,187	$—	$—	$—	$11,617,187
Depreciation and amortization	1,000,230	—	—	—	1,000,230
Total costs and expenses	9,561,007	—	—	—	9,561,007
Interest income	51,217	—	—	—	51,217
Interest expense, net of amounts capitalized	(369,878)	—	—	—	(369,878)
Other	(168,713)	—	—	—	(168,713)
Income tax benefit (provision), net	(665,859)	—	—	—	(665,859)
Net income (loss)	902,947	—	—	—	902,947

Year Ended December 31, 2007
Total revenue	$10,808,753	$177,774	$141,100	$(37,252)	$11,090,375
Depreciation and amortization	1,215,626	8,238	105,546	—	1,329,410
Total costs and expenses	9,198,397	232,382	123,972	(37,780)	9,516,971
Interest income	134,136	40	3,696	—	137,872
Interest expense, net of amounts capitalized	(404,628)	(43)	(648)	—	(405,319)
Other	(39,732)	23	(15,567)	(528)	(55,804)
Income tax benefit (provision), net	(545,047)	31,565	19,383	—	(494,099)
Net income (loss)	755,085	(23,023)	23,992	—	756,054

Year Ended December 31, 2006
Total revenue	$9,514,347	$186,984	$146,190	$(29,035)	$9,818,486
Depreciation and amortization	1,038,744	4,546	71,004	—	1,114,294
Total costs and expenses	8,326,513	219,299	84,338	(29,035)	8,601,115
Interest income	123,995	4	2,402	—	126,401
Interest expense, net of amounts capitalized	(457,149)	(74)	(927)	—	(458,150)
Other	37,070	—	323	—	37,393
Income tax benefit (provision), net	(310,408)	22,887	(27,222)	—	(314,743)
Net income (loss)	581,342	(9,498)	36,428	—	608,272
Geographic Information

	United
	States	International	Total
	(In thousands)
Long-lived assets, including FCC authorizations
2008	$4,059,865	$—	$4,059,865

2007	$5,182,587	$196,958	$5,379,545

Revenue
2008	$11,617,187	$—	$11,617,187

2007	$10,982,419	$107,956	$11,090,375

2006	$9,739,699	$78,787	$9,818,486

Revenues are attributed to geographic regions based upon the location from where the sale originated. United States revenue includes transactions with both United States and customers abroad. International revenue includes transactions with customers in Europe, Africa, South America and the Middle East. Prior to 2008, revenues from these customers are included within the All Other operating segment and related to the set-top box business and other assets that were distributed to EchoStar in connection with the Spin-off.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
17. Valuation and Qualifying Accounts
Our valuation and qualifying accounts as of December 31, 2008, 2007 and 2006 are as follows:

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Year	Expenses	Deductions	Year
	(In thousands)
Allowance for doubtful accounts
For the years ended:
December 31, 2008	$14,019	$98,629	$(97,441)	$15,207
December 31, 2007	$15,006	$101,256	$(102,243)	$14,019
December 31, 2006	$11,523	$68,911	$(65,428)	$15,006

Allowance for inventory
For the years ended:
December 31, 2008	$14,739	$15,046	$(7,683)	$22,102
December 31, 2007	$12,878	$2,642	$(781)	$14,739
December 31, 2006	$10,185	$10,123	$(7,430)	$12,878
18. Quarterly Financial Data (Unaudited)
Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Year ended December 31, 2008:
Total revenue	$2,844,394	$2,914,990	$2,936,781	$2,921,022
Operating income (loss)	505,168	620,708	417,840	512,464
Net income (loss)	258,583	335,885	91,895	216,584
Basic income per share	$0.58	$0.75	$0.20	$0.48
Diluted income per share	$0.57	$0.73	$0.20	$0.48

Year ended December 31, 2007:
Total revenue	$2,644,985	$2,760,008	$2,794,327	$2,891,055
Operating income (loss)	340,198	441,654	396,514	395,038
Net income (loss)	157,140	224,199	199,680	175,035
Basic income per share	$0.35	$0.50	$0.45	$0.39
Diluted income per share	$0.35	$0.50	$0.44	$0.39
19. Related Party Transactions with EchoStar
Following the Spin-off, EchoStar has operated as a separate public company and we have no continued ownership interest in EchoStar. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by our Chief Executive Officer and Chairman, Charles W. Ergen.
EchoStar is our primary supplier of set-top boxes and digital broadcast operations and our key supplier of transponder leasing. Generally all agreements entered into in connection with the Spin-off are based on pricing equal to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided. Prior to the Spin-off, these products were provided and services were performed internally at cost. The terms of our agreements with EchoStar provide for an arbitration mechanism in the event we are unable to reach agreement with EchoStar as to the additional amounts payable for products and services, under which the arbitrator will determine the additional amounts payable by reference to the fair market value of the products and services supplied.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
We and EchoStar also entered into certain transitional services agreements pursuant to which we obtain certain services and rights from EchoStar, EchoStar obtains certain services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. The following is a summary of the terms of the principle agreements that we have entered into with EchoStar that have an impact on our results of operations.
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
The management services agreement is for a one year period, and will be renewed automatically for successive one-year periods thereafter, unless terminated earlier (1) by EchoStar at any time upon at least 30 days’ prior written notice, (2) by us at the end of any renewal term, upon at least 180 days’ prior notice; and (3) by us upon written notice to EchoStar, following certain changes in control.
Real Estate Lease Agreement. During the third quarter 2008, we subleased space at 185 Varick Street, New York, New York to EchoStar for a period of approximately seven years. The rent on a per square foot basis for this sublease was comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the sublease, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
“Cost of sales — subscriber promotion subsidies — EchoStar”
Receiver Agreement. EchoStar is currently our sole supplier of set-top box receivers. During the year ended December 31, 2008, we purchased set-top box and other equipment from EchoStar totaling $1.492 billion. Of this amount, $168 million is included in “Cost of sales — subscriber promotion subsidies — EchoStar” on our Consolidated Statements of Operations. The remaining amount is included in “Inventories, net” and “Property and equipment, net” on our Consolidated Balance Sheets.
Under our receiver agreement with EchoStar, we have the right but not the obligation to purchase receivers, accessories, and other equipment from EchoStar for a two year period. Additionally, EchoStar provides us with standard manufacturer warranties for the goods sold under the receiver agreement. We may terminate the receiver agreement for any reason upon sixty days written notice to EchoStar. We may also terminate the receiver agreement if certain entities were to acquire us. We also have the right, but not the obligation, to extend the receiver agreement annually for up to two years. The receiver agreement also includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
QuetzSat-1 Lease Agreement. On November 24, 2008, EchoStar entered into a satellite service agreement with SES, which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the new QuetzSat-1 satellite expected to be placed in service at the 77 degree orbital location. SES will start the procurement process for the QuetzSat-1 satellite immediately. On November 24, 2008, EchoStar also entered into a transponder service agreement with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.
Under the terms of the transponder service agreement, we will make certain monthly payments to EchoStar commencing when the QuetzSat-1 satellite is placed into service and continuing through the service term. Unless earlier terminated under the terms and conditions of the transponder service agreement, the service term will expire ten years following the actual service commencement date. Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. Upon a launch failure, in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.