Form 10-Q
period 2009-06-30
DISH Network CORP
filed 2009-08-10
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 24, 2009, the registrant’s outstanding common stock consisted of 208,369,696 shares of Class A common stock and 238,435,208 shares of Class B common stock.

PART I — FINANCIAL INFORMATION
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur, and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:
•	Weakening economic conditions, including the recent downturn in financial markets and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

•	If we do not improve our operational performance and customer satisfaction, our gross subscriber additions may decrease and our subscriber churn may increase.

•	If declines in DISH Network gross subscriber additions, increases in subscriber churn and higher subscriber acquisition and retention costs continue, our financial performance will be further adversely affected.

•	We face intense and increasing competition from satellite television providers, cable television providers, telecommunications companies, and companies that provide/facilitate the delivery of video content via the internet.

•	We may be required to make substantial additional investments in order to maintain competitive high definition, or HD, programming offerings.

•	Technology in our industry changes rapidly and could cause our services and products to become obsolete.

•	We may need additional capital, which may not be available on acceptable terms or at all, in order to continue investing in our business and to finance acquisitions and other strategic transactions.

•	A portion of our investment portfolio is invested in securities that have experienced limited or no liquidity in recent months and may not be immediately accessible to support our financing needs.

•	The termination of our distribution agreement with AT&T Inc., or AT&T, may reduce subscriber additions and increase churn if we are not able to develop alternative distribution channels.

•	As technology changes, and in order to remain competitive, we may have to upgrade or replace subscriber equipment and make substantial investments in our infrastructure.

•	We rely on EchoStar Corporation, or EchoStar, to design and develop all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services for us. Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

•	We rely on one or a limited number of vendors, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

•	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

•	We depend on third parties to solicit orders for DISH Network services that represent a significant percentage of our total gross subscriber acquisitions.

•	We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our subscriber losses and subscriber churn may increase.

i

•	Our competitors may be able to leverage their relationships with programmers so that they are able to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.

•	We depend on the Cable Act for access to programming from cable-affiliate programmers at cost-effective rates.

•	We face increasing competition from other distributors of foreign language programming that may limit our ability to maintain our foreign language programming subscriber base.

•	Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consents from local network stations.

•	We are subject to significant regulatory oversight and changes in applicable regulatory requirements could adversely affect our business.

•	We have made a substantial investment in certain 700 MHz wireless licenses and will be required to make significant additional investments in order to commercialize these licenses and recoup our investment.

•	We have substantial debt outstanding and may incur additional debt that could have a dilutive effect on our outstanding equity capital or future earnings.

•	If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be subject to substantial liability and would be prohibited from offering digital video recorder, or DVR, functionality that would result in a significant loss of subscribers and place us at a significant disadvantage to our competitors.

•	We have limited owned and leased satellite capacity and satellite failures could adversely affect our business.

•	Our owned and leased satellites under construction are subject to risks related to launch that could limit our ability to utilize these satellites.

•	Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

•	Our owned and leased satellites have minimum design lives of 12 years, but could fail or suffer reduced capacity before then.

•	We currently have no commercial insurance coverage on the satellites we own and could face significant impairment charges if one of our satellites fails.

•	We may have potential conflicts of interest with EchoStar due to our common ownership and management.

•	We rely on key personnel and the loss of their services may negatively affect our businesses.

•	We are controlled by one principal stockholder who is also our Chairman, President and Chief Executive Officer.

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

•	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful and with respect to which we may lose the entire value of our investment.

•	Our business depends substantially on Federal Communications Commission, or FCC, licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

•	We are subject to digital HD “carry-one-carry-all” requirements that cause capacity constraints.

•	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our capital structure.

ii

•	We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission, or SEC.
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

iii

Item 1. FINANCIAL STATEMENTS
DISH NETWORK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	As of
	June 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$112,861	$98,574
Marketable investment securities	1,208,054	460,558
Trade accounts receivable — other, net of allowance for doubtful accounts of $13,079 and $15,207, respectively	826,148	799,139
Trade accounts receivable — EchoStar	20,456	21,570
Inventories, net	323,104	426,671
Deferred tax assets	110,789	86,331
Income tax receivable	—	148,747
Other current assets	182,938	56,394

Total current assets	2,784,350	2,097,984

Noncurrent Assets:
Restricted cash and marketable investment securities	145,289	83,606
Property and equipment, net of accumulated depreciation of $2,556,766 and $2,432,959, respectively	2,794,368	2,663,289
FCC authorizations	1,391,441	1,391,441
Marketable and other investment securities	94,577	158,296
Other noncurrent assets, net	55,735	65,431

Total noncurrent assets	4,481,410	4,362,063

Total assets	$7,265,760	$6,460,047

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable — other	$233,487	$174,216
Trade accounts payable — EchoStar	222,779	297,629
Deferred revenue and other	810,748	830,529
Accrued programming	961,416	1,020,086
Other accrued expenses	748,544	619,210
3% Convertible Subordinated Note due 2011	25,000	25,000
Current portion of long-term debt and capital lease obligations	22,866	13,333

Total current liabilities	3,024,840	2,980,003

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	5,078,790	4,969,423
Deferred tax liabilities	289,700	235,551
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	392,379	224,176

Total long-term obligations, net of current portion	5,760,869	5,429,150

Total liabilities	8,785,709	8,409,153

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 258,465,402 and 257,117,733 shares issued, 208,367,249 and 208,968,052 shares outstanding, respectively	2,585	2,571
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,111,876	2,090,527
Accumulated other comprehensive income (loss)	(57,714)	(107,998)
Accumulated earnings (deficit)	(2,116,700)	(2,492,804)
Treasury stock, at cost	(1,462,380)	(1,443,786)

Total stockholders’ equity (deficit)	(1,519,949)	(1,949,106)

Total liabilities and stockholders’ equity (deficit)	$7,265,760	$6,460,047

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenue:
Subscriber-related revenue	$2,878,115	$2,875,580	$5,743,054	$5,686,006
Equipment sales and other revenue	19,137	28,785	51,483	53,837
Equipment sales — EchoStar	2,526	3,462	5,209	6,100
Transitional services and other revenue — EchoStar	3,923	7,163	9,276	13,441

Total revenue	2,903,701	2,914,990	5,809,022	5,759,384

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 11)	1,532,076	1,423,997	3,082,154	2,868,638

Satellite and transmission expenses (exclusive of depreciation shown below — Note 11):
EchoStar	87,198	77,697	167,955	155,950
Other	8,718	7,575	15,739	15,239
Equipment, transitional services and other cost of sales	27,094	30,359	67,593	62,173
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies — EchoStar (exclusive of depreciation shown below — Note 11)	71,786	32,284	95,922	63,071
Other subscriber promotion subsidies	248,171	297,773	465,731	577,970
Subscriber acquisition advertising	68,315	41,359	118,822	105,331

Total subscriber acquisition costs	388,272	371,416	680,475	746,372
General and administrative expenses — EchoStar	12,413	12,670	23,555	26,440
General and administrative expenses	143,466	122,321	269,231	238,082
Tivo litigation expense	196,405	—	196,405	—
Depreciation and amortization (Note 11)	245,300	248,247	468,593	520,614

Total costs and expenses	2,640,942	2,294,282	4,971,700	4,633,508

Operating income (loss)	262,759	620,708	837,322	1,125,876

Other Income (Expense):
Interest income	11,262	13,372	16,046	27,473
Interest expense, net of amounts capitalized	(91,132)	(93,231)	(175,069)	(183,043)
Other, net	(44,334)	(11,500)	(40,157)	(18,528)

Total other income (expense)	(124,204)	(91,359)	(199,180)	(174,098)

Income (loss) before income taxes	138,555	529,349	638,142	951,778
Income tax (provision) benefit, net	(75,135)	(193,464)	(262,038)	(357,310)

Net income (loss)	$63,420	$335,885	$376,104	$594,468

Comprehensive Income (Loss):
Foreign currency translation adjustments	274	87	(106)	(1,577)
Unrealized holding gains (losses) on available-for-sale securities	59,155	(10,318)	44,807	(59,209)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	7,171	—	5,455	(4,523)
Deferred income tax (expense) benefit	(103)	(1,999)	128	19,224

Comprehensive income (loss)	$129,917	$323,655	$426,388	$548,383

Weighted-average common shares outstanding — Class A and B common stock:
Basic	446,752	449,724	446,813	449,263

Diluted	447,421	460,853	448,263	460,682

Earnings per share — Class A and B common stock:
Basic net income (loss) per share	$0.14	$0.75	$0.84	$1.32

Diluted net income (loss) per share	$0.14	$0.73	$0.84	$1.30

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$376,104	$594,468
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	468,593	520,614
Equity in losses (earnings) of affiliates	4,149	1,069
Realized and unrealized losses (gains) on investments	39,687	15,227
Non-cash, stock-based compensation	7,275	7,801
Deferred tax expense (benefit)	29,819	15,207
Other, net	2,412	3,407
Change in noncurrent assets	5,095	5,372
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	47,606	72,086
Changes in current assets and current liabilities, net	265,103	106,638

Net cash flows from operating activities	1,245,843	1,341,889

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,767,305)	(1,574,637)
Sales and maturities of marketable investment securities	1,094,018	1,132,729
Purchases of property and equipment	(466,733)	(528,342)
Change in restricted cash and marketable investment securities	(62,473)	(105)
Deposit for 700 MHz wireless spectrum acquisition	—	(711,871)
Other	(529)	(2,600)

Net cash flows from investing activities	(1,203,022)	(1,684,826)

Cash Flows From Financing Activities:
Distribution of cash and cash equivalents to EchoStar in connection with the Spin-off	—	(585,147)
Proceeds from issuance of 7 3/4% Senior Notes due 2015	—	750,000
Deferred debt issuance costs	—	(5,033)
Repayment of long-term debt and capital lease obligations	(11,814)	(5,018)
Class A common stock repurchases	(18,594)	—
Net proceeds from Class A common stock options exercised and Class A common stock issued under the Employee Stock Purchase Plan	1,874	18,478

Net cash flows from financing activities	(28,534)	173,280

Net increase (decrease) in cash and cash equivalents	14,287	(169,657)
Cash and cash equivalents, beginning of period	98,574	919,542

Cash and cash equivalents, end of period	$112,861	$749,885

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$177,614	$180,783

Capitalized interest	$8,451	$7,972

Cash received for interest	$8,321	$20,978

Cash paid for income taxes	$245,976	$251,282

Employee benefits paid in Class A common stock	$12,198	$19,374

Vendor financing	$—	$5,814

Satellites and other assets financed under capital lease obligations	$130,714	$—

Net assets contributed in connection with the Spin-off, excluding cash and cash equivalents	$—	$2,765,398

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business Activities
Principal Business
DISH Network Corporation is a holding company. Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our”) operate the DISH Network® direct broadcast satellite (“DBS”) subscription television service in the United States which had 13.610 million subscribers as of June 30, 2009. We have deployed substantial resources to develop the “DISH Network DBS System.” The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 10-K”). Certain prior period amounts have been reclassified to conform to the current period presentation. Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS 165”), we evaluated subsequent events after the balance sheet date of June 30, 2009 through August 10, 2009.
Principles of Consolidation
We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Fair Value of Financial Instruments
As of June 30, 2009 and December 31, 2008, the carrying value of our cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities is equal to or approximates fair value due to their short-term nature. See Note 7 for the fair value of our long-term debt.
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
The potential dilution from our subordinated notes convertible into common stock was computed using the “if converted method.” The potential dilution from stock awards was computed using the treasury stock method based on the average market value of our Class A common stock. The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted earnings per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Basic net income (loss)	$63,420	$335,885	$376,104	$594,468
Interest on dilutive subordinated convertible notes, net of related tax effect	—	2,461	234	4,922

Diluted net income (loss)	$63,420	$338,346	$376,338	$599,390

Weighted-average common shares outstanding — Class A and B common stock:
Basic	446,752	449,724	446,813	449,263
Dilutive impact of stock awards outstanding	669	2,348	968	2,638
Dilutive impact of subordinated notes convertible into common shares	—	8,781	482	8,781

Diluted	447,421	460,853	448,263	460,682

Earnings per share — Class A and B common stock:
Basic net income (loss) per share	$0.14	$0.75	$0.84	$1.32

Diluted net income (loss) per share	$0.14	$0.73	$0.84	$1.30

Shares of Class A common stock issuable upon conversion of:
3% Convertible Subordinated Note due 2010 (repaid during third quarter 2008)	—	8,299	—	8,299
3% Convertible Subordinated Note due 2011	482	482	482	482
As of June 30, 2009 and 2008, there were stock awards to purchase 10.7 million and 3.6 million shares of Class A common stock outstanding, respectively, not included in the above denominator as their effect is antidilutive. In addition, during the three months ended June 30, 2009, the convertible note is not included in the diluted EPS calculation as its conversion would be antidilutive.
Vesting of options and rights to acquire shares of our Class A common stock (“Restricted performance units”) granted pursuant to our long-term incentive plans is contingent upon meeting certain long-term goals which have not yet been achieved. As a consequence, the following are not included in the diluted EPS calculation:

	As of June 30,
	2009	2008
	(In thousands)
Performance-based options	10,300	9,568
Restricted performance units	603	577

Total	10,903	10,145

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
4. Marketable Investment Securities, Restricted Cash and Other Investment Securities
Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of
	June 30,	December 31,
	2009	2008
	(In thousands)
Marketable investment securities:
Current marketable investment securities — VRDNs	$837,857	$239,611
Current marketable investment securities — strategic	139,814	13,561
Current marketable investment securities — other	230,383	207,386

Total current marketable investment securities	1,208,054	460,558
Restricted marketable investment securities (1)	12,936	22,407
Noncurrent marketable investment securities — ARS and MBS (2)	91,772	113,394

Total marketable investment securities	1,312,762	596,359

Restricted cash and cash equivalents (1)	132,353	61,199

Other investment securities:
Other investment securities — cost method	2,805	15,795
Other investment securities — equity method	—	26,784
Other investment securities — fair value method	—	2,323

Total other investment securities (2)	2,805	44,902

Total marketable investment securities, restricted cash and other investment securities	$1,447,920	$702,460

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Condensed Consolidated Balance Sheets.

(2)	Noncurrent marketable investment securities — auction rate securities (“ARS”), mortgage backed securities (“MBS”) and other investment securities are included in “Marketable and other investment securities” on our Condensed Consolidated Balance Sheets.
Marketable Investment Securities
Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.
Current Marketable Investment Securities — VRDNs
Variable rate demand notes (“VRDNs”) are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. Our VRDN portfolio is comprised of many municipalities and financial institutions that serve as the pledged liquidity source. While they are classified as marketable investment securities, the put option allows for VRDNs to be liquidated on a same day or on a five business day settlement basis.
Current Marketable Investment Securities — Strategic
Our strategic marketable investment securities are highly speculative and have experienced and continue to experience volatility. As of June 30, 2009, a significant portion of our strategic investment portfolio consisted of securities of a few issuers and the value of that portfolio therefore depends on those issuers.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
We account for debt securities, purchased at a discount that is related to credit quality, pursuant to the guidance of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”). SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (including the effects of prepayments) expected to be collected over our initial investment. These investments are accounted for under the cost recovery method, partial accrual or full accrual methods based on management’s quarterly evaluation of these securities. The face value of these securities as of June 30, 2009 and December 31, 2008 was $137 million and $9 million, respectively. The carrying value, which is equal to fair value, of these securities at June 30, 2009 and December 31, 2008 was $54 million and $2 million, respectively. The total discount on these securities was $92 million as of June 30, 2009 with $13 million classified as accretable yield and the remaining $79 million classified as non-accretable yield. As of December 31, 2008, the entire discount of $6 million was classified as non-accretable yield.
Current Marketable Investment Securities — Other
Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.
Restricted Cash and Marketable Investment Securities
As of June 30, 2009 and December 31, 2008, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit. Restricted cash and marketable investment securities as of June 30, 2009 included $62 million related to our litigation with Tivo.
Noncurrent Marketable Investment Securities — ARS and MBS
We have investments in ARS and MBS which are classified as available-for-sale securities and reported at fair value. Recent events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments. As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature.
The valuation of our ARS and MBS investments portfolio is subject to uncertainties that are difficult to estimate. Due to the lack of observable market quotes for identical assets, we utilize analyses that rely on Level 2 and/or Level 3 inputs as defined by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). These inputs include, among other things, observed prices on similar assets as well as our assumptions and estimates related to the counterparty credit quality, default risk underlying the security and overall capital market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics.
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
Unrealized Gains (Losses) on Marketable Investment Securities
As of June 30, 2009 and December 31, 2008, we had accumulated net unrealized losses of $66 million and $116 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” A full valuation allowance has been established against the deferred

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
tax assets associated with these unrealized capital losses. The components of our available-for-sale investments are detailed in the table below.

	As of June 30, 2009				As of December 31, 2008
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
				(In thousands)
Debt securities:
VRDNs	$837,857	$1	$—	$1	$239,611	$—	$—	$—
ARS and MBS	91,772	443	(103,303)	(102,860)	113,394	—	(103,943)	(103,943)
Other (including restricted)	358,890	23,556	(4,087)	19,469	231,863	—	(12,442)	(12,442)
Equity securities:
Other	24,243	17,307	(40)	17,267	11,491	—	—	—

Total marketable investment securities	$1,312,762	$41,307	$(107,430)	$(66,123)	$596,359	$—	$(116,385)	$(116,385)

As of June 30, 2009, restricted and non-restricted marketable investment securities include debt securities of $1.156 billion with contractual maturities of one year or less and $133 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.
Marketable Investment Securities in a Loss Position
In accordance with the guidance of FASB Staff Position No. 115-1 (“FSP 115-1”) “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of June 30, 2009, the unrealized losses on our investments in debt securities primarily represent investments in auction rate, mortgage and asset-backed securities. We are not aware of any specific factors indicating that the underlying issuers of these investments would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations. In addition, we have the ability and intent to hold our investments in these debt securities until they recover or mature.

			As of June 30, 2009
	Primary	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Reason for	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Unrealized Loss	Value	Value	Loss	Value	Loss	Value	Loss
					(In thousands)
Debt securities	Temporary market fluctuations	$209,779	$35,517	$(70)	$—	$—	$174,262	$(107,320)
Equity securities	Temporary market fluctuations	217	—	—	217	(40)	—	—

Total		$209,996	$35,517	$(70)	$217	$(40)	$174,262	$(107,320)

			As of December 31, 2008
			(In thousands)
Debt securities	Temporary market fluctuations	$295,676	$2,070	$(540)	$8,114	$(24)	$285,492	$(115,821)

Total		$295,676	$2,070	$(540)	$8,114	$(24)	$285,492	$(115,821)

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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
participants. SFAS 157 established market or observable inputs as the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.
•	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

•	Level 2, defined as observable inputs including quoted prices for similar assets; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.
Our assets measured at fair value on a recurring basis were as follows:

	Total Fair Value As of June 30, 2009
Assets	Total	Level 1	Level 2	Level 3
		(In thousands)
Marketable investment securities	$1,312,762	$34,226	$1,195,225	$83,311

Changes in Level 3 instruments are as follows:

	Level 3
		Current and
		Noncurrent
		Marketable	Other
		Investment	Investment
	Total	Securities	Securities
	(In thousands)
Balance as of December 31, 2008	$106,679	$104,356	$2,323
Net realized/unrealized gains/(losses) included in earnings	(10,809)	(8,486)	(2,323)
Net realized/unrealized gains/(losses) included in other comprehensive income (loss)	1,298	1,298	—
Purchases, issuances and settlements, net	(13,857)	(13,857)	—

Balance as of June 30, 2009	$83,311	$83,311	$—

Gains and Losses on Sales and Changes in Carrying Values of Investments
“Other, net” income and expense included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other Income (Expense):	2009	2008	2009	2008
		(In thousands)
Marketable investment securities — gains (losses) on sales/exchange	$(11,994)	$208	$(4,732)	$2,483
Marketable investment securities — other-than-temporary impairments	—	(12,903)	—	(12,903)
Other investment securities — unrealized gains (losses) on fair value investments and other-than-temporary impairments	(34,020)	(175)	(34,955)	(4,807)
Other	1,680	1,370	(470)	(3,301)

Total	$(44,334)	$(11,500)	$(40,157)	$(18,528)

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
5. Inventories
Inventories consist of the following:

	As of
	June 30,	December 31,
	2009	2008
	(In thousands)
Finished goods — DBS	$166,840	$238,343
Raw materials	125,084	146,353
Work-in-process — used	62,672	61,663
Work-in-process — new	1,239	2,414

Subtotal	355,835	448,773
Inventory allowance	(32,731)	(22,102)

Inventories, net	$323,104	$426,671

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
Prior to 2009, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their remaining life or commercial operation. There can be no assurance that future anomalies will not cause further losses, which could further impact the remaining life or commercial operation of any of these satellites. See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We do not anticipate carrying insurance for any of the in-orbit satellites that we own, and we will bear the risk associated with any in-orbit satellite failures. Recent developments with respect to our satellites are discussed below.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Owned Satellites
EchoStar V. EchoStar V was originally designed with a minimum 12-year design life. Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as disclosed in previous SEC filings. During 2005, as a result of this increased fuel consumption, we reduced the remaining estimated useful life of the satellite and as of October 2008, the satellite was fully depreciated. In late July 2009, it was determined that the satellite had less fuel remaining than previously estimated. The satellite was removed from the 148 degree orbital location and retired from commercial service on August 3, 2009. The retirement of this satellite is not expected to have a material impact on the DISH Network service.
As a result of the retirement of EchoStar V, we currently do not have any satellites positioned at the 148 degree orbital location. While we are exploring alternatives for the continued use of this orbital location, there can be no assurance that the FCC will determine that our future use of this orbital location complies fully with all licensing requirements. If the FCC decides to revoke this license, we may be required to write-off its $68 million carrying value.
Leased Satellites
EchoStar XII. Prior to 2009, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays. During March and May 2009, EchoStar XII experienced more of these anomalies, which further reduced the electrical power available to operate EchoStar XII. We currently operate EchoStar XII in full continental United States (“CONUS”)/spot beam hybrid mode. If we continue to operate the satellite in this mode, as a result of this loss of electrical power, we would be unable to use the full complement of its available transponders for the 12-year design life of the satellite. However, since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.
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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
7. Long-Term Debt
Fair Value of our Long-Term Debt
The following table summarizes the carrying value and fair values of our debt facilities as of June 30, 2009 and December 31, 2008:

	As of
	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
		(In thousands)
3% Convertible Subordinated Note due 2011	$25,000	$24,805	$25,000	$23,768
6 3/8% Senior Notes due 2011	1,000,000	975,000	1,000,000	899,000
7% Senior Notes due 2013	500,000	476,250	500,000	419,000
6 5/8% Senior Notes due 2014	1,000,000	922,500	1,000,000	840,300
7 3/4% Senior Notes due 2015	750,000	718,125	750,000	600,000
7 1/8% Senior Notes due 2016	1,500,000	1,403,445	1,500,000	1,246,890
Mortgages and other notes payable	44,429	44,429	46,211	46,211

Subtotal	$4,819,429	$4,564,554	$4,821,211	$4,075,169
Capital lease obligations (1)	307,227	N/A	186,545	N/A

Total long-term debt (including current portion)	$5,126,656	$4,564,554	$5,007,756	$4,075,169

(1)	Pursuant to SFAS 107 “Disclosures about Fair Value of Financial Instruments,” disclosure regarding fair value of capital leases is not required.
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
As of June 30, 2009 and December 31, 2008, we had $500 million and $223 million, respectively, capitalized for satellites acquired under capital leases included in “Property and equipment, net” with related accumulated depreciation of $45 million and $26 million, respectively. This increase during the six months ended June 30, 2009 related to the Ciel II satellite discussed above.
In our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized depreciation expense on satellites acquired under capital lease agreements as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Depreciation expense — capital leases	$10,632	$3,724	$18,964	$7,447

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Future minimum lease payments under our capital lease obligations, together with the present value of the net minimum lease payments as of June 30, 2009, are as follows (in thousands):

For the Years Ended December 31,
2009 (remaining six months)	$38,396
2010	76,496
2011	75,970
2012	75,970
2013	75,970
Thereafter	542,177

Total minimum lease payments	884,979
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(408,474)

Net minimum lease payments	476,505
Less: Amount representing interest	(169,278)

Present value of net minimum lease payments	307,227
Less: Current portion	(18,710)

Long-term portion of capital lease obligations	$288,517

8. Stockholders’ Equity (Deficit)
Common Stock Repurchase Program
Our board of directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock. During the six months ended June 30, 2009, we repurchased 1.9 million shares of our common stock for $19 million. As of June 30, 2009, we may repurchase up to $981 million under this plan.
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
We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance and non-performance based stock incentives. As of June 30, 2009, we had outstanding under these plans stock options to acquire 22.6 million shares of our Class A common stock and 0.9 million restricted stock units. Stock options granted through June 30, 2009 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year,

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives. As of June 30, 2009, we had 80.0 million shares of our Class A common stock available for future grant under our stock incentive plans. The 2009 Stock Incentive Plan, which was approved at the annual meeting of shareholders on May 11, 2009, allows us to grant new stock awards following the expiration of our 1999 Stock Incentive Plan on April 16, 2009.
As of June 30, 2009, the following stock awards were outstanding:

	As of June 30, 2009
	DISH Network Awards		EchoStar Awards
		Restricted		Restricted
	Stock	Stock	Stock	Stock
Stock Awards Outstanding	Options	Units	Options	Units
Held by DISH Network employees	19,087,050	467,735	1,533,770	77,366
Held by EchoStar employees	3,534,866	410,374	N/A	N/A

Total	22,621,916	878,109	1,533,770	77,366

We are responsible for fulfilling all stock awards related to DISH Network common stock and EchoStar is responsible for fulfilling all stock awards related to EchoStar common stock, regardless of whether such stock awards are held by our or EchoStar’s employees. Notwithstanding the foregoing, based on the requirements of Statement of Financial Accounting Standards No. 123R, “Share Based Payments” (“SFAS 123R”), our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by DISH Network or EchoStar. Accordingly, stock-based compensation that we expense with respect to EchoStar stock awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.
Stock Award Activity
Our stock option activity for the six months ended June 30, 2009 was as follows:

	For the Six Months
	Ended June 30, 2009
		Weighted-
		Average
	Options	Exercise Price
Total options outstanding, beginning of period	21,835,687	$22.50
Granted	2,118,500	13.55
Exercised	(130,287)	6.05
Forfeited and cancelled	(1,201,984)	23.76

Total options outstanding, end of period	22,621,916	21.69

Performance based options outstanding, end of period (1)	10,299,750	16.74

Exercisable at end of period	7,422,672	29.22

(1)	These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans. Vesting of these stock options is contingent upon meeting certain long-term company goals. See discussion of the 2005 LTIP and 2008 LTIP below.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
We realized tax benefits from stock awards exercised during the three and six months ended June 30, 2009 and 2008 as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Tax benefit from stock awards exercised	$15	$2,090	$15	$2,246

Based on the closing market price of our Class A common stock on June 30, 2009, the aggregate intrinsic value of our stock options was as follows:

	As of June 30, 2009
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$41,199	$1,085

Our restricted stock unit activity for the six months ended June 30, 2009 was as follows:

	For the Six Months
	Ended June 30, 2009
		Weighted-
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Total restricted stock units outstanding, beginning of period	1,452,734	$27.87
Granted	6,666	11.11
Exercised	(20,000)	25.07
Forfeited and cancelled	(561,291)	30.58

Total restricted stock units outstanding, end of period	878,109	26.09

Restricted performance units outstanding, end of period (1)	602,734	24.08

(1)	These restricted performance units, which are included in the caption “Total restricted stock units outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans. Vesting of these restricted performance units is contingent upon meeting certain long-term company goals. See discussion of the 2005 LTIP and 2008 LTIP below.
Long-Term Performance-Based Plans
2005 LTIP. In 2005, we adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”) within the terms of our 1999 Stock Incentive Plan. The 2005 LTIP provides stock options and restricted stock units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the stock awards is subject to a performance condition that a company-specific subscriber goal is achieved prior to March 31, 2015.
Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable. Given the competitive nature of our business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of the goal was not probable as of June 30, 2009, that assessment could change at any time.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
In accordance with SFAS 123R, if all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the six months ended June 30, 2009, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion
	(In thousands)
DISH Network awards held by DISH Network employees	$43,650	$13,459
EchoStar awards held by DISH Network employees	8,863	2,733

Total	$52,513	$16,192

2008 LTIP. In December 2008, we adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”) within the terms of our 1999 Stock Incentive Plan. Since our 1999 Stock Incentive Plan has expired, stock awards issued under our 2008 LTIP after March 31, 2009 will be granted within the terms of the 2009 Stock Incentive Plan. The 2008 LTIP provides stock options and restricted stock units, either alone or in combination, which vest based on company-specific subscriber and financial metrics. Exercise of the stock awards is contingent on achieving these goals prior to December 31, 2015.
In accordance with SFAS 123R, management has determined it is probable that a portion of the 2008 LTIP stock awards will vest and as a result, we have recorded non-cash, stock-based compensation expense for the six months ended June 30, 2009 as indicated in the table below. Additional compensation related to the 2008 LTIP will be recorded based on management’s assessment of the probability of meeting the remaining performance conditions. If the remaining goals are achieved and the remaining 2008 LTIP stock awards vest, we will recognize the additional non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of this stock incentive plan as follows.

Non-Cash
Stock-Based
Compensation
2008 LTIP	Expense
(In thousands)
Total expense	$27,458
Less:
Expense recognized during the six months ended June 30, 2009	(1,357)
Remaining expense expected to be recognized during 2009	(1,389)

Remaining expense over the term of the plan	$24,712

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Of the 22.6 million stock options and 0.9 million restricted stock units outstanding under our stock incentive plans as of June 30, 2009, the following awards were outstanding pursuant to the 2005 LTIP and the 2008 LTIP:

	As of June 30, 2009
		Weighted-
		Average
	Number of	Exercise
	Awards	Price
Stock Options
2005 LTIP	3,979,250	$25.22
2008 LTIP	6,320,500	$11.41

Total	10,299,750	$16.74

Restricted Performance Units
2005 LTIP	521,912
2008 LTIP	80,822

Total	602,734

Stock-Based Compensation
Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and six months ended June 30, 2009 and 2008 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Subscriber-related	$247	$189	$506	$460
General and administrative	3,819	4,053	6,769	7,341

Total non-cash, stock-based compensation	$4,066	$4,242	$7,275	$7,801

As of June 30, 2009, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $29 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 4.2% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each stock award for the three and six months ended June 30, 2009 and 2008 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Stock Options	2009	2008	2009	2008
Risk-free interest rate	2.86% - 3.19%	3.42%	1.97% - 3.19%	2.74% - 3.42%
Volatility factor	31.78% - 33.59%	21.86%	29.72% - 33.59%	19.98% - 21.86%
Expected term of options in years	6.1 - 7.0	6.0	6.0 - 7.3	6.0 - 6.1
Weighted-average fair value of options granted	$6.19 - $6.53	$8.72	$3.86 - $6.53	$7.64 - $8.72

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
10. Commitments and Contingencies
Commitments
We have not yet procured a contract for the launch of our EchoStar XV satellite. While the cost of this launch will depend upon the terms and conditions of the contract, we estimate that the cost could range from approximately $90 million to $120 million. We anticipate incurring this cost between the current period and the expected launch of the satellite in late 2010.
Guarantees
In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar. We remain the guarantor under those capital leases for payments totaling approximately $465 million over the next eight years.
In addition, during the first quarter of 2008, EchoStar entered into a satellite transponder service agreement for Nimiq 5 for a total of $535 million in payments through 2024. We sublease this capacity from EchoStar and have also guaranteed its obligation under this agreement. As of June 30, 2009, the remaining obligation under this agreement was $532 million.
As of June 30, 2009, we have not recorded a liability on the balance sheet for any of these guarantees.
Contingencies
In connection with the Spin-off, we entered into a separation agreement with EchoStar, which provides among other things for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business including certain designated liabilities for acts or omissions prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and we will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as our acts or omissions following the Spin-off.
Acacia
During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702, which relate to certain systems and methods for transmission of digital data. In March 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate to invalidity based on the Court’s claim constructions in order to proceed immediately to the Federal Circuit on appeal. The Court, however, has permitted us to file additional invalidity motions, which we have done. The Court has not yet ruled on those motions.
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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Broadcast Innovation, L.L.C.
During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, EchoStar, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
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
ESPN
On January 30, 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C., and International Family Entertainment (collectively “ESPN”) for breach of contract in New York State Supreme Court. Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon, and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements. We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the affiliation agreements. On April 15, 2009, the trial court granted our motion to amend the

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed and will have to be determined at a later date. We will appeal the partial grant of ESPN’s motion. Since the partial grant of ESPN’s motion, they have amended their counterclaim to seek an additional $20 million under the applicable affiliation agreements. We intend to vigorously prosecute and defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Finisar Corporation
Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).
During 2006, we and EchoStar, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. Our case is stayed until the DirecTV action is resolved.
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
Global Communications
During April 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us and EchoStar in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent), which relates to satellite reception. In October 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue.
During June 2009, Global filed a patent infringement action against us and EchoStar in the United States District Court for the Northern District of Florida. The suit alleges infringement of United States Patent No. 7,542,717 (the ‘717 patent), which relates to satellite reception.
We intend to vigorously defend these cases. In the event that a Court ultimately determines that we infringe the ‘702 patent and/or the ‘717 patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Guardian Media
During December 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against us, EchoStar, EchoStar Technologies L.L.C., DirecTV and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 and 4,930,160. Both patents are expired and relate to certain parental lock features.

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
Katz Communications
During June 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against us in the United States District Court for the Northern District of California. The suit alleges infringement of 19 patents owned by Katz. The patents relate to interactive voice response, or IVR, technology.
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
Multimedia Patent Trust
On February 13, 2009, Multimedia Patent Trust (“MPT”) filed suit against us, EchoStar, DirecTV and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226, 5,227,878, 5,136,377, 5,500,678 and 5,563,593, which relate to video encoding, decoding and compression technology. MPT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.
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
NorthPoint Technology
On July 2, 2009, NorthPoint Technology, Ltd (“Northpoint”) filed suit against us, EchoStar, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (“the ‘636 patent”). The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.
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
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The state court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The state court agreed, and denied our motion for summary judgment as a result. In April 2008, the state court granted plaintiff’s class certification motion and in January 2009, the state court entered an order excluding certain evidence that we can present at trial based on the prior discovery issues. The state court also denied plaintiffs’ request to dismiss our counterclaims. The final impact of the court’s evidentiary ruling cannot be fully assessed at this time. In May 2009, plaintiffs filed a motion for default judgment based on new allegations of discovery misconduct. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the lawsuit or determine the extent of any potential liability or damages.
Technology Development Licensing
On January 22, 2009, Technology Development and Licensing LLC (“TechDev”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35, 952, which relates to certain favorite channel features. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.
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
Tivo Inc.
During January 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we previously recorded a total reserve of $132 million on our Condensed Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages through September 2006 and pre-judgment interest awarded by the Texas court, together with the estimated cost of potential further software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to entry of the judgment. In its January 2008 decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” and upheld the award of damages from the District Court. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million reserve was released from an escrow account to Tivo.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
We also developed and deployed “next-generation” DVR software. This improved software was automatically downloaded to our current customers’ DVRs, and is fully operational (our “original alternative technology”). The download was completed as of April 2007. We received written legal opinions from outside counsel that concluded our original alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo filed a motion for contempt alleging that we are in violation of the Court’s injunction. We opposed this motion on the grounds that the injunction did not apply to DVRs that have received our original alternative technology, that our original alternative technology does not infringe Tivo’s patent, and that we were in compliance with the injunction.
On June 2, 2009, the District Court granted Tivo’s contempt motion, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo’s patent, that the original alternative technology still infringed the software claims, and that even if the original alternative technology was “non-infringing,” the original injunction by its terms required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field. The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 to April 2008, based on an assumed $1.25 per subscriber per month royalty rate. We posted a bond to secure that award pending appeal of the contempt order. In accordance with SFAS 5, during the three months ended June 30, 2009, we increased the total reserve on our Condensed Statement of Operations and Comprehensive Income (Loss) by $196 million to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement for the period from April 2008 through June 2009 plus interest.
On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court’s contempt order pending resolution of our appeal. In so doing, the Federal Circuit found, at a minimum, that we had a substantial case on the merits. The Federal Circuit set an expedited briefing schedule for the appeal with oral argument possible as early as November 2009.
The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions, but has ordered that enforcement of any sanctions award will be stayed pending our appeal of the contempt order. Tivo is seeking up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges we made from subscribers using DVRs. We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction. We also challenged Tivo’s calculation of profits.
On August 3, 2009, the Patent and Trademark Office (the “PTO”) issued an initial office action rejecting the software claims of the ‘389 patent as being invalid in light of two prior patents. These are the same software claims that we were found to have infringed and which underlie the contempt ruling now pending on appeal. We believe that the PTO’s conclusions are relevant to the issues on appeal as well as the pending sanctions proceedings in the District Court. The PTO’s conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo’s patent.
In light of the District Court’s finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the ‘389 patent, we are also developing and testing potential new alternative technology in an engineering environment.
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant. Additionally, the supplemental damage award of $103 million does not include damages for the period after April 2008 or sanctions for contempt. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages and contempt sanctions. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim in a new action that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate our then-current DVR functionality in some or all set-top boxes in the field. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material. We could also have to pay substantial additional damages.
Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. We have determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. We and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement. We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
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
11. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Equipment leased to customers	$207,382	$209,761	$399,950	$422,039
Satellites	22,181	23,564	42,064	50,015
Furniture, fixtures, equipment and other	14,205	13,620	23,503	41,857
Identifiable intangible assets subject to amortization	291	97	581	4,428
Buildings and improvements	1,241	1,205	2,495	2,275

Total depreciation and amortization	$245,300	$248,247	$468,593	$520,614

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
“Equipment sales — EchoStar”
Remanufactured Receiver Agreement. We entered into a remanufactured receiver agreement with EchoStar under which EchoStar has the right to purchase remanufactured receivers and accessories from us for a two-year period ending, January 1, 2010. In August 2009, we and EchoStar agreed to extend this agreement through January 1, 2011. Under the remanufactured receiver agreement, EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. EchoStar may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to us. We may also terminate this agreement if certain entities acquire us.
“Transitional services and other revenue — EchoStar”
Transition Services Agreement. We entered into a transition services agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to receive the following services from us: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit, legal, accounting and tax, and other support services. The fees for the services provided under the transition services agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. The transition services agreement has a term of two years ending on January 1, 2010. EchoStar may terminate the transition services agreement with respect to a particular service for any reason upon thirty days prior written notice. We and EchoStar have agreed that following January 1, 2010 EchoStar will continue to have the right, but not the obligation, to receive from us certain of the services previously provided under the transition services agreement for a one-year period and for successive one-year periods thereafter; however, EchoStar may terminate these services upon sixty days prior written notice.
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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
The management services agreement is for a one year period commencing on January 1, 2008, and will be renewed automatically for successive one-year periods thereafter, unless terminated earlier (i) by EchoStar at any time upon at least 30 days’ prior written notice, (ii) by us at the end of any renewal term, upon at least 180 days’ prior notice; or (iii) by us upon written notice to EchoStar, following certain changes in control.
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
Satellite Capacity Agreements. We entered into satellite capacity agreements pursuant to which we lease satellite capacity on satellites owned or leased by EchoStar. The fees for the services to be provided under the satellite capacity agreements are based on spot market prices for similar satellite capacity and depend, among other things, upon the orbital location of the satellite and the frequency on which the satellite provides services. Generally, each satellite capacity agreement will terminate upon the earlier of: (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date that the transponder on which service is being provided under the agreement fails; or (iv) January 1, 2010. We expect to enter into agreements pursuant to which we will continue to lease satellite capacity on certain satellites owned or leased by EchoStar after January 1, 2010.
Nimiq 5 Lease Agreement. During March 2008, EchoStar entered into a fifteen-year satellite service agreement with Bell TV, to receive service on 16 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location. The Nimiq 5 satellite is expected to be launched in the second half of 2009. Bell TV currently has the right to receive service on the entire communications capacity of the Nimiq 5 satellite pursuant to an agreement with Telesat Canada. During March 2008, EchoStar also entered into a transponder service agreement (“Nimiq 5 Transponder Agreement”) with us, pursuant to which we will receive service from EchoStar on all of the DBS transponders covered by EchoStar’s satellite service agreement with Bell TV. We have guaranteed certain obligations of EchoStar under the Nimiq 5 Transponder Agreement. See discussions under “Guarantees” in Note 10.
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
QuetzSat-1 Lease Agreement. During November 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite expected to be placed in service at the 77 degree orbital location. During November 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.
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
Satellite Procurement Agreement. We entered into a satellite procurement agreement pursuant to which we have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network. The satellite procurement agreement has a two year term expiring on January 1, 2010. The fees for the services to be provided under the satellite procurement agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. We may terminate the satellite procurement agreement for any reason upon sixty days prior written notice. We and EchoStar have agreed that following January 1, 2010 we will continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network for a one-year period and for successive one-year periods thereafter; however, we may terminate these services upon sixty days prior written notice.
“Cost of sales — subscriber promotion subsidies — EchoStar”
Receiver Agreement. EchoStar is currently our sole supplier of set-top box receivers. The table below indicates the dollar value of set-top boxes and other equipment that we purchased from EchoStar as well as the amount of such purchases that are included in “Cost of sales – subscriber promotion subsidies – EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining amount is included in “Inventories, net” and “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Set-top boxes and other equipment purchased from EchoStar	$204,284	$301,039	$524,603	$672,733

Set-top boxes and other equipment purchased from EchoStar included in “Cost of sales — subscriber promotion subsidies — EchoStar”	$71,786	$32,284	$95,922	$63,071

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
Inverness Lease Agreement. The lease for certain space at 90 Inverness Circle East in Englewood, Colorado, is for a period of two years ending on January 1, 2010. In August 2009, we and EchoStar agreed to extend this agreement through January 1, 2011.
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
Services Agreement. We entered into a services agreement pursuant to which we have the right, but not the obligation, to receive logistics, procurement and quality assurance services from EchoStar. The fees for the services provided under this services agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. This agreement has a term of two years ending on January 1, 2010. We may terminate the services agreement with respect to a particular service for any reason upon sixty days prior written notice. We and EchoStar have agreed that following January 1, 2010 we will continue to have the right, but not the obligation, to receive from EchoStar the services previously provided under the services agreement for a one-year period and for successive one-year periods thereafter; however, we may terminate these services upon sixty days prior written notice.

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
Tivo. Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. We have determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. We and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement. We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 and this Quarterly Report on Form 10-Q, under the caption “Item 1A. Risk Factors.”
EXECUTIVE SUMMARY
Overview
DISH Network added approximately 26,000 net new subscribers during the three months ended June 30, 2009, our first quarterly net increase in five quarters. For the six months ended June 30, 2009, our total subscriber base fell by approximately 68,000. Positive factors contributing to our second quarter performance were the digital transition on June 12th, the completion of our security access device replacement program and new sales and marketing initiatives. Negative factors impacting our subscriber growth include economic conditions and the termination of our distribution agreement with AT&T. We continue to focus on addressing operational issues specific to DISH Network which we believe will contribute to long-term subscriber growth.
The current overall economic environment has negatively impacted many industries including ours. In addition, the overall growth rate in the pay-TV industry has slowed in recent years as the penetration of pay-TV households approaches 90%. Within this maturing industry, competition has intensified with the rapid growth of fiber-based pay-TV services offered by telecommunications companies. Furthermore, new internet protocol television (“IPTV”) products/services have begun to impact the pay-TV industry and such products/services will become more viable competition over time as their quality improves. In spite of these factors that have impacted the entire pay-TV industry, certain of our competitors have been able to achieve relatively strong subscriber growth in the current environment.
While economic factors have impacted the entire pay-TV industry, our relative performance has been mostly driven by issues specific to DISH Network. In recent years, DISH Network’s position as the low cost provider in the pay-TV industry has been eroded by increasingly aggressive promotional pricing used by our competitors to attract new subscribers and similarly aggressive promotions and tactics used to retain existing subscribers. Some competitors have been especially aggressive and effective in marketing their service. Furthermore, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH Network. We have not always met our own standards for performing high quality installations, effectively resolving customer issues when they arise, answering customer calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third party retailers and installers to provide high quality service.
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008. This distribution relationship ended January 31, 2009. Consequently, beginning with the second quarter 2009, AT&T no longer contributes to our gross subscriber additions. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be further impacted, our subscriber churn may increase, and our results of operations may be adversely affected. In addition, approximately one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may still churn at higher than historical rates following termination of the AT&T distribution relationship.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
We have been investing more in advanced technology equipment as part of our subscriber acquisition and retention efforts. Recent initiatives to transmit certain programming only in MPEG-4 and to activate most new subscribers only with MPEG-4 receivers have accelerated our deployment of MPEG-4 receivers. To meet current demand, we have increased the rate at which we upgrade existing subscribers to HD and digital video recorders, or DVR, receivers. While these efforts may increase our subscriber acquisition and retention costs, we believe that they will help reduce subscriber churn and costs over the long run.
We have also been changing equipment to migrate certain subscribers to free up transponder capacity in support of HD and other initiatives. We expect to continue these initiatives through 2009. We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.
To combat signal theft and improve the security of our broadcast system, we recently completed the replacement of our security access devices to re-secure our system. We expect additional future replacements of these devices to be necessary to keep our system secure. To combat other forms of fraud, we have taken a wide range of actions including terminating retailers that we believe were in violation of DISH Network’s business rules. While these initiatives may inconvenience our subscribers and disrupt our distribution channels in the short-term, we believe that the long-term benefits will outweigh the costs.
To address our operational inefficiency, we continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service businesses. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. The adoption of these measures has contributed to higher expenses and lower margins. While we believe that the increased costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.
Programming costs represent a large percentage of our “Subscriber-related expenses.” As a result, our margins may face further downward pressure from price escalations in current contracts and the renewal of long-term programming contracts on less favorable pricing terms.
Over the long run, we plan to use Slingbox “placeshifting” technology and other technologies to maintain and enhance our competitiveness. We may also partner with or acquire companies whose lines of business are complementary to ours should attractive opportunities arise.
Liquidity Drivers
Like many companies, we make general investments in property such as satellites, information technology and facilities that support our overall business. As a subscriber-based company, however, we also make customer-specific investments to acquire new subscribers and retain existing subscribers. While the general investments may be deferred without impacting the business in the short-term, the customer-specific investments are less discretionary. Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment. Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive.
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
Future Liquidity
The most material trends that we experienced in 2008, being the net loss of subscribers and the reduction in subscriber-related margins, have continued during the first half of 2009. We lost 102,000 net subscribers in 2008 and an additional 68,000 net subscribers during the first half of 2009. Our AT&T agreement expired on January 31, 2009. Consequently, beginning with the second quarter 2009, AT&T no longer contributes to our gross subscriber additions. In addition, although our subscribers increased during the second quarter, we continue to be impacted by operational issues specific to DISH Network, as previously discussed. Our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” grew from 51.4% to 52.2% in 2008 and reached 53.7% during the six months ended June 30, 2009. Our “Subscriber-related expenses” continued to be negatively impacted by initiatives to retain subscribers, migrate certain subscribers to free up transponder capacity, and improve customer service. Uncertainties about these trends may impact our cash flow and results of operations but, as discussed above, are unlikely to impact current operations.
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant. Additionally, the supplemental damage award of $103 million does not include damages for the period after April 2008 or sanctions for contempt. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages and contempt sanctions. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.
If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim in a new action that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate our then-current DVR functionality in some or all set-top boxes in the field. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material. We could also have to pay substantial additional damages.
Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. We have determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. We and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement. We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
The Spin-off
On January 1, 2008, we completed the separation of the assets and businesses we historically owned and operated into two companies (the “Spin-off”):
•	DISH Network Corporation – which retained its DISH Network® subscription television business, and
•	EchoStar Corporation (“EchoStar”) – which sells equipment, including set-top boxes and related components, to DISH Network and international customers, and provides digital broadcast operations and satellite services to DISH Network and other customers.
DISH Network and EchoStar now operate as separate publicly traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer. In connection with the Spin-off, DISH Network entered into certain agreements with EchoStar to define responsibility for obligations relating to, among other things, set-top box sales, transition services, taxes, employees and intellectual property, which impact several of our key operating metrics. The fees we pay to EchoStar to access assets or receive certain services following the Spin-off, after taking into account the cost savings realized from the Spin-off, have not had a significant impact on our operations. Subsequent to the Spin-off, we have entered into certain other agreements with EchoStar and may enter into additional agreements with EchoStar in the future.
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
Equipment sales, transitional services and other revenue – EchoStar. “Equipment sales, transitional services and other revenue – EchoStar” includes revenue related to equipment sales, and transitional services and other agreements with EchoStar associated with the Spin-off.
Subscriber-related expenses. “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses.
Satellite and transmission expenses – EchoStar. “Satellite and transmission expenses – EchoStar” includes the cost of digital broadcast operations provided to us by EchoStar, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control and other professional services. In addition, this category includes the cost of leasing satellite and transponder capacity on satellites from EchoStar.
Satellite and transmission expenses – other. “Satellite and transmission expenses – other” includes executory costs associated with capital leases and costs associated with transponder leases and other related services.
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
Other, net. The main components of “Other, net” are unrealized gains and losses from changes in fair value of non-marketable strategic investments accounted for at fair value, equity in earnings and losses of our affiliates, gains and losses realized on the sale of investments, and impairment of marketable and non-marketable investment securities.
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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008.

	For the Three Months
	Ended June 30,		Variance
	2009	2008	Amount	%
Statements of Operations Data	(In thousands)
Revenue:
Subscriber-related revenue	$2,878,115	$2,875,580	$2,535	0.1
Equipment sales and other revenue	19,137	28,785	(9,648)	(33.5)
Equipment sales, transitional services and other revenue — EchoStar	6,449	10,625	(4,176)	(39.3)

Total revenue	2,903,701	2,914,990	(11,289)	(0.4)

Costs and Expenses:
Subscriber-related expenses	1,532,076	1,423,997	108,079	7.6
% of Subscriber-related revenue	53.2%	49.5%
Satellite and transmission expenses — EchoStar	87,198	77,697	9,501	12.2
% of Subscriber-related revenue	3.0%	2.7%
Satellite and transmission expenses — Other	8,718	7,575	1,143	15.1
% of Subscriber-related revenue	0.3%	0.3%
Equipment, transitional services and other cost of sales	27,094	30,359	(3,265)	(10.8)
Subscriber acquisition costs	388,272	371,416	16,856	4.5
General and administrative expenses	155,879	134,991	20,888	15.5
% of Total revenue	5.4%	4.6%
Tivo litigation expense	196,405	—	196,405	NM
Depreciation and amortization	245,300	248,247	(2,947)	(1.2)

Total costs and expenses	2,640,942	2,294,282	346,660	15.1

Operating income (loss)	262,759	620,708	(357,949)	(57.7)

Other Income (Expense):
Interest income	11,262	13,372	(2,110)	(15.8)
Interest expense, net of amounts capitalized	(91,132)	(93,231)	2,099	2.3
Other, net	(44,334)	(11,500)	(32,834)	NM

Total other income (expense)	(124,204)	(91,359)	(32,845)	(36.0)

Income (loss) before income taxes	138,555	529,349	(390,794)	(73.8)
Income tax (provision) benefit, net	(75,135)	(193,464)	118,329	61.2
Effective tax rate	54.2%	36.5%

Net income (loss)	$63,420	$335,885	$(272,465)	(81.1)

Other Data:
DISH Network subscribers, as of period end (in millions)	13.610	13.790	(0.180)	(1.3)
DISH Network subscriber additions, gross (in millions)	0.731	0.752	(0.021)	(2.8)
DISH Network subscriber additions, net (in millions)	0.026	(0.025)	0.051	NM
Average monthly subscriber churn rate	1.73%	1.87%	(0.14%)	(7.5)
Average monthly revenue per subscriber (“ARPU”)	$70.73	$69.38	$1.35	1.9
Average subscriber acquisition cost per subscriber (“SAC”)	$708	$699	$9	1.3
EBITDA	$463,725	$857,455	$(393,730)	(45.9)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Overview. Revenue totaled $2.904 billion for the three months ended June 30, 2009, a decrease of $11 million or 0.4% compared to the same period in 2008. Net income totaled $63 million, a decrease of $272 million or 81.1%.
DISH Network added approximately 26,000 net new subscribers during the three months ended June 30, 2009, our first quarterly net increase in five quarters. For the six months ended June 30, 2009, our total subscriber base fell by approximately 68,000. Positive factors contributing to our second quarter performance were the digital transition on June 12th, the completion of our security access device replacement program and new sales and marketing initiatives. Negative factors impacting our subscriber growth include economic conditions and the termination of our distribution agreement with AT&T. We continue to focus on addressing operational issues specific to DISH Network which we believe will contribute to long-term subscriber growth. “Subscriber-related expenses” have continued to increase, negatively impacting our subscriber-related margins. Our “Subscriber-related expenses” continued to be negatively impacted by initiatives to retain subscribers, migrate certain subscribers to free up transponder capacity, and improve customer service.
DISH Network subscribers. As of June 30, 2009, we had approximately 13.610 million DISH Network subscribers compared to approximately 13.790 million subscribers at June 30, 2008, a decrease of 1.3%. DISH Network added approximately 731,000 gross new subscribers for the three months ended June 30, 2009, compared to approximately 752,000 gross new subscribers during the same period in 2008.
DISH Network added approximately 26,000 net new subscribers during the three months ended June 30, 2009, compared to a loss of approximately 25,000 net new subscribers during the same period in 2008. We believe this increase primarily resulted from the factors discussed in the “Overview” above. Our percentage monthly subscriber churn for the three months ended June 30, 2009 was 1.73%, compared to 1.87% for the same period in 2008. Given the increasingly competitive nature of our industry and the current weaker economic conditions, especially the downturn in the financial and consumer markets, we may not be able to significantly reduce churn without increasing our spending on customer retention incentives, which would have a negative effect on our results of operations and free cash flow.
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
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008. This distribution relationship ended January 31, 2009. Consequently, beginning with the second quarter 2009, AT&T no longer contributes to our gross subscriber additions. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be further impacted, our subscriber churn may increase, and our results of operations may be adversely affected. In addition, approximately one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may still churn at higher than historical rates following termination of the AT&T distribution relationship.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $2.878 billion for the three months ended June 30, 2009, an increase of $3 million or 0.1% compared to the same period in 2008. This increase was primarily related to the increase in “ARPU” discussed below.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
ARPU. Monthly average revenue per subscriber was $70.73 during the three months ended June 30, 2009 versus $69.38 during the same period in 2008. ARPU is driven by a number of factors including, among other things, price increases and penetration rates of our programming and hardware offerings. The $1.35 or 1.9% increase in ARPU was primarily attributable to price increases in February 2009 and 2008 on some of our most popular programming packages and changes in the sales mix toward HD programming packages and advanced hardware offerings. As a result of our current promotions, which provide an incentive for subscribers to select HD programming packages and advanced hardware offerings, we continue to see increased penetration in our HD programming and hardware related fees, which include fees earned from our DishHOME Protection Plan, fees for DVRs and rental fees. These increases were partially offset by an increase in the amount of discounted programming and a decrease in premium movie revenue.
Subscriber-related expenses. “Subscriber-related expenses” totaled $1.532 billion during the three months ended June 30, 2009, an increase of $108 million or 7.6% compared to the same period 2008. The increase in “Subscriber-related expenses” was primarily attributable to higher costs for: (i) programming content, (ii) call center operations, and (iii) customer retention. The increase in programming content costs was primarily related to annual price escalation clauses in certain of our programming contracts and the renewal of certain contracts at higher rates. The increases related to call center operations were driven in part by our investments in staffing, training, information systems, and other initiatives. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to better scale our business over the long run. We cannot, however, be certain that our increased spending will ultimately yield these benefits. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. The increase in customer retention expense was primarily driven by more upgrades of existing customers to HD and DVR receivers and the equipment replacement to migrate certain subscribers to free up transponder capacity to support HD programming and other initiatives. We expect to continue these initiatives through 2009. We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes. “Subscriber-related expenses” represented 53.2% and 49.5% of “Subscriber-related revenue” during the three months ended June 30, 2009 and 2008, respectively. The increase in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related expenses” discussed above, partially offset by an increase in ARPU.
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
Satellite and transmission expenses — EchoStar. “Satellite and transmission expenses – EchoStar” totaled $87 million during the three months ended June 30, 2009, an increase of $10 million or 12.2% compared to the same period during 2008. This change was primarily attributable to an increase in uplink services provided by EchoStar related to the launch of Ciel II which commenced commercial operations in February 2009 and continued expansion of our HD local markets, partially offset by a slight decrease in the transponder capacity leased from EchoStar.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $388 million for the three months ended June 30, 2009, an increase of $17 million or 4.5% compared to the same period in 2008. This increase was primarily attributable to higher SAC discussed below, partially offset by the decrease in gross new subscribers discussed previously.
SAC. SAC was $708 during the three months ended June 30, 2009 compared to $699 during the same period in 2008, an increase of $9, or 1.3%. This increase was primarily attributable to additional advertising costs per activation, partially offset by a shift in the mix of sales from independent retailers to direct sales, which resulted in lower incentives paid. The increase in deployment of more advanced set-top boxes, such as HD receivers and HD DVRs, was in large part offset by lower hardware costs for the same or similar receiver model.
During the three months ended June 30, 2009 and 2008, the amount of equipment capitalized under our lease program for new subscribers totaled $130 million and $155 million, respectively. This decrease in capital expenditures under

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
our lease program for new subscribers resulted primarily from lower cost per receiver and lower gross subscriber additions.
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
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the three months ended June 30, 2009 and 2008, these amounts totaled $25 million and $31 million, respectively.
Several years ago, we began deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology. These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites. A majority of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation. We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK in order to realize the bandwidth benefits sooner. In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs. All new receivers that we purchase from EchoStar now have MPEG-4 technology. Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology. This limits our ability to redeploy MPEG-2 receivers and, to the extent that our new promotion in certain markets is successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our SAC.
Our “Subscriber acquisition costs” and “SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies. See further discussion under “Liquidity and Capital
Resources – Subscriber Acquisition and Retention Costs.”
General and administrative expenses. “General and administrative expenses” totaled $156 million during the three months ended June 30, 2009, an increase of $21 million or 15.5% compared to the same period in 2008. This increase was primarily attributable to an increase in personnel costs and professional fees to support the DISH Network and an expense associated with the resolution of a dispute with the attorneys general from 46 states. “General and administrative expenses” represented 5.4% and 4.6% of “Total revenue” during the three months ended June 30, 2009 and 2008, respectively. The increase in the ratio of the expenses to “Total revenue” was primarily attributable to the changes in expenses discussed above.
Tivo litigation expense. We recorded $196 million of “Tivo litigation expense” during the three months ended June 30, 2009 to reflect the $103 million of supplemental damages awarded by the District Court, and for interest and supplemental damages for the period from April 2008 through June 2009. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further discussion.
Interest income. “Interest income” totaled $11 million during the three months ended June 30, 2009, a decrease of $2 million or 15.8% compared to the same period in 2008. This decrease principally resulted from lower percentage returns earned on our cash and marketable investment securities and lower cash and marketable investment securities balances during the second quarter of 2009.
Other, net. “Other, net” expense totaled $44 million during the three months ended June 30, 2009, an increase of $33 million compared to the same period in 2008. This change primarily resulted from an increase of $23 million in impairments on our other investment securities during 2009 and a loss on the exchange of marketable investment securities of $7 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Earnings before interest, taxes, depreciation and amortization. EBITDA was $464 million during the three months ended June 30, 2009, a decrease of $394 million or 45.9% compared to the same period in 2008. EBITDA for the three months ended June 30, 2009 was negatively impacted by the $196 million “Tivo litigation expense.” The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2009	2008
	(In thousands)
EBITDA	$463,725	$857,455
Less:
Interest expense, net	79,870	79,859
Income tax provision (benefit), net	75,135	193,464
Depreciation and amortization	245,300	248,247

Net income (loss)	$63,420	$335,885

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
Income tax (provision) benefit, net. Our income tax provision was $75 million during the three months ended June 30, 2009, a decrease of $118 million compared to the same period in 2008. The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate as a result of the establishment of valuation allowances against certain deferred tax assets that are capital in nature.
Net income (loss). Net income was $63 million during the three months ended June 30, 2009, a decrease of $272 million compared to $336 million for the same period in 2008. The decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008.

	For the Six Months
	Ended June 30,		Variance
	2009	2008	Amount	%
Statements of Operations Data		(In thousands)
Revenue:
Subscriber-related revenue	$5,743,054	$5,686,006	$57,048	1.0
Equipment sales and other revenue	51,483	53,837	(2,354)	(4.4)
Equipment sales, transitional services and other revenue — EchoStar	14,485	19,541	(5,056)	(25.9)

Total revenue	5,809,022	5,759,384	49,638	0.9

Costs and Expenses:
Subscriber-related expenses	3,082,154	2,868,638	213,516	7.4
% of Subscriber-related revenue	53.7%	50.5%
Satellite and transmission expenses — EchoStar	167,955	155,950	12,005	7.7
% of Subscriber-related revenue	2.9%	2.7%
Satellite and transmission expenses — Other	15,739	15,239	500	3.3
% of Subscriber-related revenue	0.3%	0.3%
Equipment, transitional services and other cost of sales	67,593	62,173	5,420	8.7
Subscriber acquisition costs	680,475	746,372	(65,897)	(8.8)
General and administrative expenses	292,786	264,522	28,264	10.7
% of Total revenue	5.0%	4.6%
Tivo litigation expense	196,405	—	196,405	NM
Depreciation and amortization	468,593	520,614	(52,021)	(10.0)

Total costs and expenses	4,971,700	4,633,508	338,192	7.3

Operating income (loss)	837,322	1,125,876	(288,554)	(25.6)

Other Income (Expense):
Interest income	16,046	27,473	(11,427)	(41.6)
Interest expense, net of amounts capitalized	(175,069)	(183,043)	7,974	4.4
Other, net	(40,157)	(18,528)	(21,629)	(116.7)

Total other income (expense)	(199,180)	(174,098)	(25,082)	(14.4)

Income (loss) before income taxes	638,142	951,778	(313,636)	(33.0)
Income tax (provision) benefit, net	(262,038)	(357,310)	95,272	26.7
Effective tax rate	41.1%	37.5%

Net income (loss)	$376,104	$594,468	$(218,364)	(36.7)

Other Data:
DISH Network subscribers, as of period end (in millions)	13.610	13.790	(0.180)	(1.3)
DISH Network subscriber additions, gross (in millions)	1.384	1.483	(0.099)	(6.7)
DISH Network subscriber additions, net (in millions)	(0.068)	0.010	(0.078)	NM
Average monthly subscriber churn rate	1.78%	1.78%	0.00%	—
Average monthly revenue per subscriber (“ARPU”)	$70.38	$68.66	$1.72	2.5
Average subscriber acquisition cost per subscriber (“SAC”)	$685	$704	$(19)	(2.7)
EBITDA	$1,265,758	$1,627,962	$(362,204)	(22.2)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Continued
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $5.743 billion for the six months ended June 30, 2009, an increase of $57 million or 1.0% compared to the same period in 2008. This increase was primarily related to the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $70.38 during the six months ended June 30, 2009 versus $68.66 during the same period in 2008. The $1.72 or 2.5% increase in ARPU was primarily attributable to price increases in February 2009 and 2008 on some of our most popular programming packages and changes in the sales mix toward HD programming packages and advanced hardware offerings. As a result of our current promotions, which provide an incentive for subscribers to select HD programming packages and advanced hardware offerings, we continue to see increased penetration in our HD programming and hardware related fees, which include fees earned from our DishHOME Protection Plan, fees for DVRs and rental fees. These increases were partially offset by an increase in the amount of discounted programming, a decrease in pay-per-view buys and a decrease in premium movie revenue.
Subscriber-related expenses. “Subscriber-related expenses” totaled $3.082 billion during the six months ended June 30, 2009, an increase of $214 million or 7.4% compared to the same period 2008. The increase in “Subscriber-related expenses” was primarily attributable to higher costs for: (i) programming content partially offset by a non-recurring programming expense adjustment of approximately $27 million, (ii) call center operations, and (iii) customer retention. The increase in programming content costs was primarily related to annual price escalation clauses in certain of our programming contracts and the renewal of certain contracts at higher rates. The increases related to call center operations were driven in part by our investments in staffing, training, information systems, and other initiatives. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to better scale our business over the long run. We cannot, however, be certain that our increased spending will ultimately yield these benefits. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. The increase in customer retention expense was primarily driven by more upgrades of existing customers to HD and DVR receivers and the equipment replacement to migrate certain subscribers to free up transponder capacity to support HD programming and other initiatives. We expect to continue these initiatives through 2009. We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes. “Subscriber-related expenses” represented 53.7% and 50.5% of “Subscriber-related revenue” during the six months ended June 30, 2009 and 2008, respectively. The increase in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related expenses” discussed above, partially offset by an increase in ARPU.
Satellite and transmission expenses — EchoStar. “Satellite and transmission expenses — EchoStar” totaled $168 million during the six months ended June 30, 2009, an increase of $12 million or 7.7% compared to the same period during 2008. This change was primarily attributable to an increase in uplink services provided by EchoStar related to the launch of Ciel II which commenced commercial operations in February 2009 and continued expansion of our HD local markets, partially offset by a decrease in the transponder capacity leased from EchoStar.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $680 million for the six months ended June 30, 2009, a decrease of $66 million or 8.8% compared to the same period in 2008. This decrease was primarily attributable to the decline in gross new subscribers and the decrease in SAC discussed below.
SAC. SAC was $685 during the six months ended June 30, 2009 compared to $704 during the same period in 2008, a decrease of $19, or 2.7%. This decrease was primarily attributable to a shift in the mix of sales from independent retailers to direct sales, which resulted in lower incentives paid, partially offset by additional advertising costs per activation during the period. The increase in deployment of more advanced set-top boxes, such as HD receivers and HD DVRs, was in large part offset by lower hardware costs for the same or similar receiver model.
During the six months ended June 30, 2009 and 2008, the amount of equipment capitalized under our lease program for new subscribers totaled $268 million and $298 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower gross subscriber additions.
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Continued
than being redeployed through our lease program. During the six months ended June 30, 2009 and 2008, these amounts totaled $63 million and $62 million, respectively.
General and administrative expenses. “General and administrative expenses” totaled $293 million during the six months ended June 30, 2009, an increase of $28 million or 10.7% compared to the same period in 2008. This increase was primarily attributable to an increase in personnel costs and professional fees to support the DISH Network and an expense associated with the resolution of a dispute with the attorneys general from 46 states. “General and administrative expenses” represented 5.0% and 4.6% of “Total revenue” during the six months ended June 30, 2009 and 2008, respectively. The increase in the ratio of the expenses to “Total revenue” was primarily attributable to the changes in expenses discussed above.
Tivo litigation expense. We recorded $196 million of “Tivo litigation expense” during the six months ended June 30, 2009 to reflect the $103 million of supplemental damages awarded by the District Court, and for interest and supplemental damages for the period from April 2008 through June 2009. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further discussion.
Depreciation and amortization. “Depreciation and amortization” expense totaled $469 million during the six months ended June 30, 2009, a $52 million or 10.0% decrease compared to the same period in 2008. The decrease in “Depreciation and amortization” expense was primarily due to the decline in depreciation expense related to set-top boxes used in our lease programs and the abandonment of a software development project designed to support our IT systems during the six months ended June 30, 2008. The decrease in expense related to set-top boxes resulted from an increase in the number of fully-depreciated set-top boxes still in service and in the capitalization of new advanced equipment which has a longer estimated useful life.
Interest income. “Interest income” totaled $16 million during the six months ended June 30, 2009, a decrease of $11 million compared to the same period in 2008. This decrease principally resulted from lower cash and marketable investment securities balances and lower percentage returns earned on our cash and marketable investment securities during the six months ended June 30, 2009.
Interest expense, net of amounts capitalized. “Interest expense” totaled $175 million during the six months ended June 30, 2009, a decrease of $8 million or 4.4% compared to the same period in 2008. This decrease primarily resulted from the reduction in interest expense associated with 2008 debt redemptions, partially offset by an increase in interest expense related to the Ciel II capital lease.
Other, net. “Other, net” expense totaled $40 million during the six months ended June 30, 2009, an increase of $22 million compared to the same period in 2008. This change primarily resulted from an increase of $23 million in impairments on our other investment securities during 2009 and a loss on the exchange of a marketable investment of $7 million, partially offset by a decrease in unrealized losses on other investment securities of $5 million during 2009.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.266 billion during the six months ended June 30, 2009, a decrease of $362 million or 22.2% compared to the same period in 2008. EBITDA for the six months ended June 30, 2009 was negatively impacted by the $196 million “Tivo litigation expense.” The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months
	Ended June 30,
	2009	2008
	(In thousands)
EBITDA	$1,265,758	$1,627,962
Less:
Interest expense, net	159,023	155,570
Income tax provision (benefit), net	262,038	357,310
Depreciation and amortization	468,593	520,614

Net income (loss)	$376,104	$594,468

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Continued
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
Income tax (provision) benefit, net. Our income tax provision was $262 million during the six months ended June 30, 2009, a decrease of $95 million compared to the same period in 2008. The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate as a result of the establishment of valuation allowances against certain deferred tax assets that are capital in nature.
Net income (loss). Net income was $376 million during the six months ended June 30, 2009, a decrease of $218 million compared to $594 million for the same period in 2008. The decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Continued
LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents and Marketable Investment Securities
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities. As of June 30, 2009, our cash, cash equivalents and current marketable investment securities totaled $1.321 billion compared to $559 million as of December 31, 2008, an increase of $762 million. This increase in cash, cash equivalents and current marketable investment securities was primarily related to an increase in cash generated from operations, partially offset by capital expenditures, the repurchase of our common stock and the repayment of debt.
We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”). VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. Our VRDN portfolio is comprised of many municipalities and financial institutions that serve as the pledged liquidity source. While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated on a same day or on a five business day settlement basis. As of June 30, 2009 and December 31, 2008, we held VRDNs with fair values of $838 million and $240 million, respectively.
The following discussion highlights our cash flow activities during the six months ended June 30, 2009.
Cash Flow
Cash flows from operating activities
For the six months ended June 30, 2009, we reported net cash flows from operating activities of $1.246 billion. This amount primarily includes net income adjusted for “Depreciation and amortization” and “Realized and unrealized losses (gains) on investments” of $884 million. In addition, our operating cash flow was positively impacted by timing differences between book expense and cash payments related to the Tivo litigation charge of $196 million and other changes in working capital.
Cash flows from investing activities
For the six months ended June 30, 2009, we reported net cash outflows from investing activities of $1.203 billion primarily related to net purchases of marketable investment securities of $673 million, capital expenditures totaling $467 million and increases in restricted cash and marketable investment securities of $62 million. The capital expenditures included $403 million associated with our subscriber acquisition and retention lease programs, $47 million of non-discretionary spending for satellite capital expenditures and $17 million of other corporate capital expenditures. The change in restricted cash and marketable investment securities primarily related to our litigation with Tivo.
Cash flows from financing activities
For the six months ended June 30, 2009, we reported net cash outflows from financing activities of $29 million primarily resulting from common stock repurchases of $19 million and debt repayments of $12 million.
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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Continued
GAAP. Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure “Net cash flows from operating activities.”
During the six months ended June 30, 2009 and 2008, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.
The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months
	Ended June 30,
	2009	2008
	(In thousands)
Free cash flow	$779,110	$813,547
Add back:
Purchases of property and equipment	466,733	528,342

Net cash flows from operating activities	$1,245,843	$1,341,889

Subscriber Churn
Our subscriber churn rate for the six months ended June 30, 2009 and 2008 was 1.78%. We are continuing to focus on operational issues specific to DISH Network.
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008. This distribution relationship ended January 31, 2009. Consequently, beginning with the second quarter 2009, AT&T no longer contributes to our gross subscriber additions. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be further impacted, our subscriber churn may increase, and our results of operations may be adversely affected. In addition, approximately one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may still churn at higher than historical rates following termination of the AT&T distribution relationship.
Subscriber Acquisition and Retention Costs
We incur significant up-front costs to acquire subscribers, including advertising, retailer incentives, equipment, installation, and new customer promotions. While we attempt to recoup these up-front costs over the lives of their subscription, there can be no assurance that we will. We deploy business rules such as credit requirements and commitments to receive service for a minimum term, and we strive to provide outstanding customer service, to increase the likelihood of customers keeping their DISH Network service over longer periods of time. Our subscriber acquisition costs may vary significantly from period to period.
We incur significant costs to retain our existing customers, mostly by upgrading their equipment to HD and DVR receivers. As with our subscriber acquisition costs, our retention spending includes the cost of equipment and installation. We also offer free programming and/or promotional pricing for limited periods for existing customers

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Continued
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
Security Systems
Increases in theft of our signal, or our competitors’ signals, could in addition to reducing new subscriber activations, also cause subscriber churn to increase. We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content (“Security Access Devices”). Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult. It has been our prior experience that security measures may be only effective for short periods of time or not at all and that we remain susceptible to additional signal theft. During the second quarter of 2009, we completed the replacement of our Security Access Devices and expect additional future replacements of these devices to be necessary to keep our system secure. We cannot assure you that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our Security Access Device replacement plan is not effective.
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
Stock Repurchases
Our board of directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock. During the six months ended June 30, 2009, we repurchased 1.9 million shares of our common stock for $19 million. As of June 30, 2009, we may repurchase up to $981 million under this plan.
Obligations and Future Capital Requirements
We expect to fund our future working capital, capital expenditure and debt service requirements from cash generated from operations, existing cash and marketable investment securities balances, and cash generated through new additional capital. The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs. The majority of our capital expenditures for 2009 are driven by the costs associated with subscriber premises equipment, included in our firm purchase obligations, as well as capital expenditures for our satellite-related obligations. These expenditures are necessary to operate and maintain DISH Network. Consequently, we consider them to be non-discretionary. The amount of capital required will also depend on the levels of investment

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Continued
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
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant. Additionally, the supplemental damage award of $103 million does not include damages for the period after April 2008 or sanctions for contempt. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages and contempt sanctions. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.
If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim in a new action that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate our then-current DVR functionality in some or all set-top boxes in the field. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material. We could also have to pay substantial additional damages.
Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. We have determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. We and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement. We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
We have not yet procured a contract for the launch of our EchoStar XV satellite. While the cost of this launch will depend upon the terms and conditions of the contract, we estimate that the cost could range from approximately $90 million to $120 million. We anticipate incurring this cost between the current period and the expected launch of the satellite in late 2010.
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
We paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009. In order to commercialize these licenses and satisfy FCC build-out requirements, we may be required to make significant additional investments or partner with others. Depending on the nature and scope of such commercialization and build-out, our investment could vary significantly. Part or all of our licenses may be terminated for failure to satisfy FCC build-out requirements. We currently plan to perform a market test to evaluate different technologies and consumer acceptance during 2010.
Recent developments in the financial markets have made it more difficult for issuers of high yield indebtedness, such as us, to access capital markets at acceptable terms. These developments may have a significant effect on our cost of financing and our liquidity position.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Continued
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
Off-Balance Sheet Arrangements
Other than the “Guarantees” disclosed in Note 10 to our Condensed Consolidated Financial Statements, we generally do not engage in off-balance sheet financing activities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
Our investments and debt are exposed to market risks, discussed below.
Cash, Cash Equivalents and Marketable Investment Securities. As of June 30, 2009, our restricted and unrestricted cash, cash equivalents and current and noncurrent marketable investment securities had a fair value of $1.558 billion. Of that amount, a total of $1.378 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. As of June 30, 2009, all of the $1.378 billion was invested in fixed or variable rate instruments. The value of these investments can be impacted by interest rate fluctuations, but while an increase in interest rates would ordinarily adversely impact the fair value of fixed rate investments, we normally hold these investments to maturity. Further, the value could be lowered by credit losses should economic conditions worsen.
Auction Rate and Mortgage Backed Securities. As of June 30, 2009, we held investments in auction rate securities (“ARS”) and mortgage backed securities (“MBS”) of $92 million, which are reported at fair value. Recent events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments. As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature. A hypothetical 10% adverse change in the price of these investments would result in an approximate $9 million decrease in the fair value of these investments.
Strategic Marketable Investment Securities. In general, our marketable investment securities portfolio includes debt and equity of public companies we hold for strategic and financial purposes. As of June 30, 2009, we held strategic and financial debt and equity investments of public companies with a fair value of $140 million. These investments, which are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $14 million decrease in the fair value of these investments.
Other Investment Securities. We are exposed to risk as it relates to changes in the market value of our other investments which totaled $3 million as of June 30, 2009. We invest in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair value due to volatility of the stock market and the industry in which the companies operate. A hypothetical 10% adverse change in the price of these equity instruments would result in an approximate less than $1 million decrease in the value of these investments.
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
Interest Rate Risk. Our cash, cash equivalents and marketable investment securities had an average annual return for the six months ended June 30, 2009 of 1.8%. A decrease in interest rates does have the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2009 would result in a decrease of approximately $2 million in annual interest income.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued
Fixed Rate Debt, Mortgages and Other Notes Payable. At June 30, 2009, we had fixed-rate debt, mortgages and other notes payable of $4.819 billion on our Condensed Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $4.565 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt, and an analysis based on certain assumptions discussed below for our private debt. In completing our analysis for our private debt, we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding credit spreads, volatility, and the impact of these factors on the value of the notes. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $157 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of June 30, 2009, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $33 million.
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
In connection with the Spin-off, we entered into a separation agreement with EchoStar, which provides among other things for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business including certain designated liabilities for acts or omissions prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and we will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as our acts or omissions following the Spin-off.
Acacia
During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702, which relate to certain systems and methods for transmission of digital data. In March 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate to invalidity based on the Court’s claim constructions in order to proceed immediately to the Federal Circuit on appeal. The Court, however, has permitted us to file additional invalidity motions, which we have done. The Court has not yet ruled on those motions.
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
Broadcast Innovation, L.L.C.
During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, EchoStar, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
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
ESPN
On January 30, 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C., and International Family Entertainment (collectively “ESPN”) for breach of contract in New York State Supreme Court. Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon, and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements. We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the affiliation agreements. On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed and will have to be determined at a later date. We will appeal the partial grant of ESPN’s motion. Since the partial grant of ESPN’s motion, they have amended their counterclaim to seek an additional $20 million under the applicable affiliation agreements. We intend to vigorously prosecute and defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Finisar Corporation
Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).
During 2006, we and EchoStar, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. Our case is stayed until the DirecTV action is resolved.
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
Global Communications
During April 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us and EchoStar in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent), which relates to satellite reception. In October 2007, the

PART II — OTHER INFORMATION — Continued
United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue.
During June 2009, Global filed a patent infringement action against us and EchoStar in the United States District Court for the Northern District of Florida. The suit alleges infringement of United States Patent No. 7,542,717 (the ‘717 patent), which relates to satellite reception.
We intend to vigorously defend these cases. In the event that a Court ultimately determines that we infringe the ‘702 patent and/or the ‘717 patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Guardian Media
During December 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against us, EchoStar, EchoStar Technologies L.L.C., DirecTV and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 and 4,930,160. Both patents are expired and relate to certain parental lock features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Katz Communications
During June 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against us in the United States District Court for the Northern District of California. The suit alleges infringement of 19 patents owned by Katz. The patents relate to interactive voice response, or IVR, technology.
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
Multimedia Patent Trust
On February 13, 2009, Multimedia Patent Trust (“MPT”) filed suit against us, EchoStar, DirecTV and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226, 5,227,878, 5,136,377, 5,500,678 and 5,563,593, which relate to video encoding, decoding and compression technology. MPT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.
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
NorthPoint Technology
On July 2, 2009, NorthPoint Technology, Ltd (“Northpoint”) filed suit against us, EchoStar, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No.

PART II — OTHER INFORMATION — Continued
6,208,636 (“the ‘636 patent”). The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.
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
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The state court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The state court agreed, and denied our motion for summary judgment as a result. In April 2008, the state court granted plaintiff’s class certification motion and in January 2009, the state court entered an order excluding certain evidence that we can present at trial based on the prior discovery issues. The state court also denied plaintiffs’ request to dismiss our counterclaims. The final impact of the court’s evidentiary ruling cannot be fully assessed at this time. In May 2009, plaintiffs filed a motion for default judgment based on new allegations of discovery misconduct. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the lawsuit or determine the extent of any potential liability or damages.
Technology Development Licensing
On January 22, 2009, Technology Development and Licensing LLC (“TechDev”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35, 952, which relates to certain favorite channel features. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.
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
Tivo Inc.
During January 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we previously recorded a total reserve of $132 million on our Condensed Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages through September 2006 and pre-judgment interest awarded by the Texas court, together with the estimated cost of potential further software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to entry of the judgment. In its January 2008 decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” and upheld the award of damages from the District Court. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million reserve was released from an escrow account to Tivo.

We also developed and deployed “next-generation” DVR software. This improved software was automatically downloaded to our current customers’ DVRs, and is fully operational (our “original alternative technology”). The download was completed as of April 2007. We received written legal opinions from outside counsel that concluded our original alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo filed a motion for contempt alleging that we are in violation of the Court’s injunction. We opposed this motion on the grounds that the injunction did not apply to DVRs that have received our original alternative technology, that our original alternative technology does not infringe Tivo’s patent, and that we were in compliance with the injunction.
On June 2, 2009, the District Court granted Tivo’s contempt motion, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo’s patent, that the original alternative technology still infringed the software claims, and that even if the original alternative technology was “non-infringing,” the original injunction by its terms required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field. The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 to April 2008, based on an assumed $1.25 per subscriber per month royalty rate. We posted a bond to secure that award pending appeal of the contempt order. In accordance with SFAS 5, during the three months ended June 30, 2009, we increased the total reserve on our Condensed Statement of Operations and Comprehensive Income (Loss) by $196 million to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement for the period from April 2008 through June 2009 plus interest.
On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court’s contempt order pending resolution of our appeal. In so doing, the Federal Circuit found, at a minimum, that we had a substantial case on the merits. The Federal Circuit set an expedited briefing schedule for the appeal with oral argument possible as early as November 2009.
The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions, but has ordered that enforcement of any sanctions award will be stayed pending our appeal of the contempt order. Tivo is seeking up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges we made from subscribers using DVRs. We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction. We also challenged Tivo’s calculation of profits.
On August 3, 2009, the Patent and Trademark Office (the “PTO”) issued an initial office action rejecting the software claims of the ‘389 patent as being invalid in light of two prior patents. These are the same software claims that we were found to have infringed and which underlie the contempt ruling now pending on appeal. We believe that the PTO’s conclusions are relevant to the issues on appeal as well as the pending sanctions proceedings in the District Court. The PTO’s conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo’s patent.
In light of the District Court’s finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the ‘389 patent, we are also developing and testing potential new alternative technology in an engineering environment.
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant. Additionally, the supplemental damage award of $103 million does not include damages for the period after April 2008 or sanctions for contempt. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages and contempt sanctions. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.

PART II — OTHER INFORMATION — Continued
If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim in a new action that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate our then-current DVR functionality in some or all set-top boxes in the field. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material. We could also have to pay substantial additional damages.
Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. We have determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. We and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement. We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
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

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for 2008.
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be subject to substantial liability and would be prohibited from offering DVR functionality that would result in a significant loss of subscribers and place us at a significant disadvantage to our competitors.
In June 2009, the U.S. District Court granted Tivo’s motion for contempt finding that our next-generation DVRs continue to infringe Tivo’s intellectual property and awarded Tivo an additional $103 million dollars in supplemental damages.
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant. Additionally, the supplemental damage award of $103 million does not include damages for the period after April 2008 or sanctions for contempt. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages and contempt sanctions. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.

PART II — OTHER INFORMATION — Continued
If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim in a new action that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate our then-current DVR functionality in some or all set-top boxes in the field. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material. We could also have to pay substantial additional damages.
Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. We have determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. We and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement. We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our Class A common stock from April 1, 2009 through June 30, 2009.

			Total Number of	Maximum Approximate
	Total		Shares Purchased as	Dollar Value of Shares
	Number of	Average	Part of Publicly	that May Yet be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (a)
				(In thousands)
April 1 - April 30, 2009	—	$—	—	$980,580
May 1 - May 31, 2009	—	$—	—	$980,580
June 1 - June 30, 2009	—	$—	—	$980,580

Total	—	$—	—	$980,580

(a)	Our board of directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock. In November 2008, our board of directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are authorized to repurchase up to $1.0 billion of our outstanding shares through and including December 31, 2009, subject to a limitation to purchase no more than 20% of our outstanding common stock. As of June 30, 2009, we may repurchase up to $981 million under this plan. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

PART II — OTHER INFORMATION — Continued

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following matters were voted upon at the annual meeting of our shareholders held on May 11, 2009:
a.	The election of James DeFranco, Cantey Ergen, Charles W. Ergen, Steven R. Goodbarn, Gary S. Howard, David K. Moskowitz, Tom A. Ortolf, and Carl E. Vogel as directors to serve until the 2010 annual meeting of shareholders;
b.	Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009;
c.	The approval of the 2009 Stock Incentive Plan; and
d.	The approval of amendments to existing equity plans to allow for stock award exchange programs.
All matters voted on at the annual meeting were approved. The voting results were as follows:

	Votes
		Against/		Broker
	For	Withheld	Abstain	Non-Votes
Election as directors:
James DeFranco	2,482,788,332	88,638,741	—	—
Cantey Ergen	2,482,745,876	88,681,197	—	—
Charles W. Ergen	2,490,579,989	80,847,084	—	—
Steven R. Goodbarn	2,550,954,092	20,472,981	—	—
Gary S. Howard	2,551,098,456	20,328,617	—	—
David K. Moskowitz	2,487,521,563	83,905,510	—	—
Tom A. Ortolf	2,551,107,749	20,319,324	—	—
Carl E. Vogel	2,487,426,466	84,000,607	—	—

Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009	2,570,445,601	919,818	61,654	—

Approval of the 2009 Stock Incentive Plan	2,423,930,411	130,850,067	39,761	16,606,834

Approval of amendments to existing equity plans to allow for stock award exchange programs	2,423,633,752	131,148,580	37,907	16,606,834

Item 5.	OTHER INFORMATION
Transition Services Agreement. We entered into a transition services agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to receive the following services from us: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit, legal, accounting and tax, and other support services. The fees for the services provided under the transition services agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. The transition services agreement has a term of two years ending on January 1, 2010. EchoStar may terminate the transition services agreement with respect to a particular service for any reason upon thirty days prior written notice. We and EchoStar have agreed that following January 1, 2010 EchoStar will continue to have the right, but not the obligation, to receive from us certain of the services previously provided under the transition services agreement for a one-year period and for successive one-year periods thereafter; however, EchoStar may terminate these services upon sixty days prior written notice.
Satellite Procurement Agreement. We entered into a satellite procurement agreement pursuant to which we have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network. The satellite procurement agreement has a two year term expiring on January 1, 2010. The fees for the services to be provided under the satellite procurement agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. We may terminate the satellite procurement agreement for any reason upon sixty days prior written notice. We and EchoStar have agreed that following January 1, 2010 we will continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network for a one-year period and for successive one-year periods thereafter; however, we may terminate these services upon sixty days prior written notice.
Services Agreement. We entered into a services agreement pursuant to which we have the right, but not the obligation, to receive logistics, procurement and quality assurance services from EchoStar. The fees for the services provided under this services agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. This agreement has a term of two years ending on January 1, 2010. We may terminate the services agreement with respect to a particular service for any reason upon sixty days prior written notice. We and EchoStar have agreed that following January 1, 2010 we will continue to have the right, but not the obligation, to receive from EchoStar the services previously provided under the services agreement for a one-year period and for successive one-year periods thereafter; however, we may terminate these services upon sixty days prior written notice.
Tivo. Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. We have determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. We and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement. We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

PART II — OTHER INFORMATION — Continued

Item 6.	EXHIBITS
(a)	Exhibits.

10.1*	DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference to the Definitive Proxy Statement on Form 14A filed on March 31, 2009, Commission File No. 000-26176).

10.2*	Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference to the Definitive Proxy Statement on Form 14A filed on March 31, 2009, Commission File No. 000-26176).

10.3*	Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference to the Definitive Proxy Statement on Form 14A filed on March 31, 2009, Commission File No. 000-26176).

10.4*	Amended and Restated DISH Network Corporation 1995 Stock Incentive Plan (incorporated by reference to the Definitive Proxy Statement on Form 14A filed on March 31, 2009, Commission File No. 000-26176).

31.1☐	Section 302 Certification by Chairman and Chief Executive Officer.

31.2☐	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1☐	Section 906 Certification by Chairman and Chief Executive Officer.

32.2☐	Section 906 Certification by Executive Vice President and Chief Financial Officer.

101**	The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2009, filed on August 10, 2009, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

☐	Filed herewith.

*	Incorporated by reference.

**	In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

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

Date: August 10, 2009