Form 10-K
period 2009-12-31
DISH Network CORP
filed 2010-03-01
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission file number: 0-26176
DISH Network Corporation
(Exact name of registrant as specified in its charter)

Nevada	88-0336997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 723-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common stock, $0.01 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of Class A common stock held by non-affiliates of the Registrant was $3.3 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on that date.
As of February 12, 2010, the Registrant’s outstanding common stock consisted of 208,159,668 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated into this Form 10-K by reference:
Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2010 Annual Meeting of Shareholders are incorporated by reference in Part III.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. For further discussion see Item 1A. Risk Factors. The risks and uncertainties include, but are not limited to, the following:
•	Weak economic conditions, including higher unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

•	If we do not improve our operational performance and maintain customer satisfaction, our gross subscriber additions may decrease and our subscriber churn may increase.

•	If DISH Network gross subscriber additions decrease, or if subscriber churn, subscriber acquisition or retention costs increase, our financial performance will be further adversely affected.

•	If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be subject to substantial liability and would be prohibited from offering DVR functionality that would result in a significant loss of subscribers and place us at a significant disadvantage to our competitors.

•	We face intense and increasing competition from satellite television providers, cable television providers and telecommunications companies.

•	Emerging digital media competition including companies that provide/facilitate the delivery of video content via the Internet could materially adversely affect us.

•	We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our subscriber additions may decline or we may suffer subscriber losses and subscriber churn may increase.

•	We may be required to make substantial additional investments to maintain competitive high definition, or HD, programming offerings.

•	Technology in our industry changes rapidly and could cause our services and products to become obsolete.

•	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

•	A portion of our investment portfolio is invested in securities that have experienced limited or no liquidity and may not be immediately accessible to support our financing needs.

•	AT&T’s termination of its distribution agreement with us may increase churn.

•	As technology changes, and to remain competitive, we may have to upgrade or replace subscriber equipment and make substantial investments in our infrastructure.

•	We rely on EchoStar Corporation, or EchoStar, to design and develop all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services for us. Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

•	We rely on one or a limited number of vendors, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

•	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

i

•	We depend on third parties to solicit orders for DISH Network services that represent a significant percentage of our total gross subscriber acquisitions.

•	Our competitors may be able to leverage their relationships with programmers so that they are able to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.

•	We depend on the Cable Act for access to programming from cable-affiliate programmers at cost-effective rates.

•	We face increasing competition from other distributors of foreign language programming that may limit our ability to maintain our foreign language programming subscriber base.

•	Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consents from local network stations.

•	We are subject to significant regulatory oversight and changes in applicable regulatory requirements could adversely affect our business.

•	We have made a substantial investment in certain 700 MHz wireless licenses and will be required to make significant additional investments or partner with others to commercialize these licenses and recoup our investment.

•	We have substantial debt outstanding and may incur additional debt.

•	We have limited owned and leased satellite capacity and satellite failures could adversely affect our business.

•	Our owned and leased satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.

•	Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

•	Our owned and leased satellites have minimum design lives ranging from 12 to 15 years, but could fail or suffer reduced capacity before then.

•	We currently have no commercial insurance coverage on the satellites we own and could face significant impairment charges if one of our satellites fails.

•	We may have potential conflicts of interest with EchoStar due to our common ownership and management.

•	We rely on key personnel and the loss of their services may negatively affect our businesses.

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

•	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

•	Our business depends on Federal Communications Commission, or FCC, licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

•	We are subject to digital HD “carry-one-carry-all” requirements that cause capacity constraints.

•	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our capital structure.

•	We are controlled by one principal stockholder who is also our Chairman, President and Chief Executive Officer.

ii

•	There can be no assurance that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission, or SEC.
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

iii

PART I
Item 1. BUSINESS
OVERVIEW
DISH Network Corporation is the nation’s third largest pay-TV provider, with approximately 14.100 million customers across the United States as of December 31, 2009. We were organized in 1995 as a corporation under the laws of the State of Nevada and started offering DISH Network subscription television services in March 1996.
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
•	High-Quality Products. We offer a wide selection of local and national programming, featuring more national and local HD channels than most pay-TV providers. We have been a technology leader in our industry, introducing award-winning DVRs, dual tuner receivers, 1080p video on demand, and external hard drives. To maintain and enhance our competitiveness over the long term, we plan to promote a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as, “TV Everywhere.” Our TV Everywhere™ service utilizes, among other things, Slingbox “placeshifting” technology.

•	Outstanding Customer Service. We strive to provide outstanding customer service by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they arise.

•	Great Value. We have historically been viewed as the low-cost provider in the pay-TV industry because we offer the lowest everyday prices available to consumers after introductory promotions expire.
Products and Services
Programming. We provide programming which includes more than 280 basic video channels, 60 Sirius Satellite Radio music channels, 30 premium movie channels, 35 regional and specialty sports channels, 2,500 local channels, 220 Latino and international channels, and 50 channels of pay-per-view content. Although we distribute over 2,500 local channels, a subscriber typically may only receive the local channels available in the subscriber’s home market. As of December 31, 2009, we provided local channel coverage in standard definition to markets covering about 97% of U.S. TV households. In addition, we provided HD local channels to markets representing approximately 93% of U.S. TV households.

Receiver Systems. Our subscribers receive programming via in-home equipment that includes a small satellite dish, digital set-top receivers, and remote controls. Some of our advanced receiver models feature DVRs, HD capability, and dual-tuners which allow independent viewing on two separate televisions. Our newest receiver models are Internet-protocol compatible which allows consumers to view movies and other content on their televisions via the Internet and a broadband connection. We rely on EchoStar to design and manufacture all of our new receivers and certain related components. See “Item 1A – Risk Factors.”
Content Delivery
Digital Broadcast Operations Centers. The principal digital broadcast operations centers we use are EchoStar’s facilities located in Cheyenne, Wyoming and Gilbert, Arizona. We also use eight regional digital broadcast operations centers owned and operated by EchoStar that allow us to maximize the use of the spot beam capabilities of certain owned and leased satellites. Programming content is delivered to these centers by fiber or satellite and processed, compressed, encrypted and then uplinked to satellites for delivery to consumers.
In connection with the Spin-off, we entered into a broadcast agreement pursuant to which EchoStar provides us broadcast services, including teleport services such as transmission and downlinking, channel origination, and channel management services. The term of this agreement expires on January 1, 2011. However, we have the right, but not the obligation, to extend the broadcast agreement for one additional year. We may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to EchoStar. If we terminate teleport services for a reason other than EchoStar’s breach, we are obligated to pay EchoStar the aggregate amount of the remainder of the expected cost of providing the teleport services.
Satellites. Our DISH Network programming is currently delivered to customers using satellites that operate in the “Ku” band portion of the microwave radio spectrum. The Ku-band is divided into two spectrum segments. The portion of the Ku-band that allows the use of higher power satellites — 12.2 to 12.7 GHz over the United States — is known as the Broadcast Satellite Service (“BSS”) band, which is also referred to as the Direct Broadcast Satellite (“DBS”) band. The portion of the Ku-band that utilizes lower power satellites — 11.7 to 12.2 GHz over the United States — is known as the Fixed Satellite Service (“FSS”) band.
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
We own or lease capacity on 11 satellites in geostationary orbit approximately 22,300 miles above the equator. For further information concerning these satellites and satellite anomalies, please see the table and discussion under “Satellites” below.
Conditional Access System. Our conditional access system secures our programming content using encryption so that only paying customers can access our programming. We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content (“Security Access Devices”).
Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult. It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft. During the second quarter of 2009, we completed the replacement of our Security Access Devices that re-secured our system. However, we expect additional future replacements of these devices will be necessary to keep our system secure. We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

Distribution Channels
While we offer receiver systems and programming through direct sales channels, a majority of our new subscriber acquisitions are generated through independent third parties such as small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies. In general, we pay these independent third parties a mix of upfront and monthly incentives for these sales. In addition, we partner with telecommunications companies to bundle DISH Network programming with broadband and voice services on a single bill.
Competition
As of December 31, 2009, our 14.100 million subscribers represent approximately 15% of pay-TV subscribers in the United States. We face substantial competition from established pay-TV providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet, among other things, to computers, televisions, and mobile devices.
Established TV Providers
•	Other Direct Broadcast Satellite Operators. We compete directly with the DirecTV Group, Inc., or DirecTV, the largest satellite TV provider in the U.S. which had over 18.5 million subscribers at the end of 2009, representing approximately 19% of pay-TV subscribers.

•	Cable Television Companies. We encounter substantial competition in the pay-TV industry from numerous cable television companies that operate via franchise licenses across the U.S. According to the National Cable & Telecommunications Association’s 2008 Industry Overview, 96% of the 129 million U.S. housing units are passed by cable. Approximately 100 million households subscribe to a pay-TV service and approximately 62% of pay-TV subscribers receive their programming from a cable operator. Cable companies are typically able to bundle their video services with broadband and voice services and many have significant investments in companies that provide programming content.

•	Telecommunications Companies. Large telecommunications companies have been upgrading older copper wire lines with fiber optic lines in their larger markets. These fiber optic lines provide high capacity bandwidth, enabling telecommunications companies to offer increased HD video content that can be bundled with their broadband and voice services. In particular, AT&T and Verizon have built and are continuing to build fiber-optic based networks to provide video services in substantial portions of their service areas.

•	Over-the-Air Broadcasters. In most areas of the United States, consumers can receive over-the-air terrestrial video broadcasts typically ranging from four to fifteen channels, depending on the size of the market. These broadcasters provide local, network and syndicated programming free of charge. The transition from analog to digital delivery has allowed broadcasters to provide improved signal quality, offer additional channels including content broadcast in HD, and explore new business opportunities such as mobile video, mentioned below.
New and Emerging Technologies
•	Internet Delivered Video. We expect to face increasing competition from content providers who distribute video directly to consumers over the Internet. Programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved. Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to this emerging digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.

•	Wireless Mobile Video. We also expect to face increasing competition from wireless telecommunications providers who offer mobile video offerings. We expect mobile video offerings will likely become more prevalent in the marketplace as wireless telecommunications providers implement the fourth generation of wireless communications.

Acquisition of New Subscribers
We incur significant upfront costs to acquire subscribers, including advertising, retailer incentives, equipment and installation. In addition, customer promotions to acquire new subscribers result in less revenue to us over the promotional period. While we attempt to recoup these upfront costs over the lives of their subscription, there can be no assurance that we will. We deploy business rules such as credit requirements and contractual commitments, and we strive to provide outstanding customer service, to increase the likelihood of customers keeping their DISH Network service over longer periods of time. Our subscriber acquisition costs may vary significantly from period to period.
Advertising. We use print, radio, television and Internet media, on a local and national basis to motivate potential subscribers to call DISH Network, visit our website or contact independent third party retailers.
Retailer Incentives. We pay retailers an upfront incentive for each new subscriber they bring to DISH Network and, for certain retailers, we pay small monthly incentives for up to 60 months provided, among other things, the customer continuously subscribes to qualified programming.
Equipment. We incur significant upfront costs to provide our new subscribers with in-home equipment, including advanced HD and DVR receivers, which most of our new subscribers lease from us. While we seek to recoup such upfront equipment costs mostly through monthly fees, there can be no assurance that we will be successful in achieving that objective. In addition, upon deactivation of a subscriber we may refurbish and redeploy their equipment which lowers future upfront costs. However, our ability to capitalize on these cost savings may be limited as technological advances and consumer demand for new features may render the returned equipment obsolete.
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
Customer Retention
We incur significant costs to retain our existing customers, mostly by upgrading their equipment to HD and DVR receivers. As with our subscriber acquisition costs, our retention spending includes the cost of equipment and installation. In certain circumstances, we also offer free programming and/or promotional pricing for limited periods for existing customers in exchange for a contractual commitment. A component of our retention efforts includes the installation of equipment for customers who move. Our subscriber retention costs may vary significantly from period to period.
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
Installation and Other In-Home Service Operations. High-quality installations, upgrades, and in-home repairs are critical to providing good customer service. Such in-home service is performed by both DISH Network employees and a network of independent contractors and includes, among other things, priority technical support, replacement equipment, cabling and power surge repairs for a monthly fee (“Service Plan”).

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
In 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009. To commercialize these licenses and satisfy FCC build-out requirements, we will be required to make significant additional investments or partner with others. Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly. Part or all of our licenses may be terminated for failure to satisfy FCC build-out requirements. We are currently performing a market test to evaluate different technologies and consumer acceptance.
SATELLITES
Most of our programming is currently delivered using DBS satellites. We continue to explore opportunities to expand our available satellite capacity through the use of other available spectrum. Increasing our available spectrum is particularly important as more bandwidth intensive HD programming is produced and to address new video and data applications consumers may desire in the future. We utilize satellites in geostationary orbit approximately 22,300 miles above the equator detailed in the table below.

			Original
		Degree	Useful
	Launch	Orbital	Life	Lease Term
Satellites	Date	Location	(Years)	(Years)
Owned:
EchoStar I (1)	December 1995	77	12
EchoStar VII	February 2002	119	12
EchoStar X	February 2006	110	12
EchoStar XI	July 2008	110	12

Leased from EchoStar:
EchoStar III (1)	October 1997	61.5	12
EchoStar VI (1)	July 2000	72.7	12
EchoStar VIII (1)(2)	August 2002	77	12
EchoStar XII (1)	July 2003	61.5	10
Nimiq 5 (2)	September 2009	72.7	10	10

Leased from Other Third Party:
Anik F3 (3)	April 2007	118.7	15	15
Ciel II (3)	December 2008	129	10	10

Under Construction:
Owned:
EchoStar XIV	Early 2010	119	15
EchoStar XV	Mid-2010	61.5	15
Leased from EchoStar:
QuetzSat-1	2011	77	10	10
EchoStar XVI	2012	61.5	10	10

(1)	Discussed under “Leased from/to EchoStar” below.

(2)	We lease a portion of the capacity on these satellites.

(3)	These satellites are accounted for as capital leases.

Satellite Capacity Leased from/to EchoStar
In connection with the Spin-off and subsequent to the Spin-off, we entered into certain satellite capacity agreements pursuant to which we lease certain satellite capacity on certain satellites owned or leased by EchoStar. In December 2009, we entered into a satellite capacity agreement pursuant to which EchoStar leases satellite capacity on a certain satellite owned by us. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the frequency on which the applicable satellite provides services. The term of each of the leases is set forth below:
EchoStar III, VI, VIII, and XII. We lease certain satellite capacity from EchoStar on EchoStar III, VI, VIII, and XII. The leases generally terminate upon the earlier of: (i) the end of the life or the replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed in service, and the exercise of certain renewal options. We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised.
EchoStar I. EchoStar leases certain satellite capacity from us on EchoStar I. The lease generally terminates upon the earlier of: (i) the end of the life or the replacement of the satellite (unless EchoStar determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed in service, and the exercise of certain renewal options. EchoStar generally has the option to renew this lease on a year-to-year basis through the end of the satellite’s life. There can be no assurance that any options to renew this agreement will be exercised.

Nimiq 5. During September 2009, we entered into a ten-year satellite service agreement with EchoStar for capacity on the Nimiq 5 satellite. Pursuant to this agreement, we will receive service from EchoStar on all 32 of the DBS transponders covered by the transponder contract with Telesat Canada (“Telesat”). We began receiving service on 16 of these DBS transponders upon service commencement of the satellite and will receive service on the remaining 16 DBS transponders over a phase-in period that will be completed in 2012.
Satellite Capacity Leased from Other Third Parties
•	Anik F3. Anik F3, an FSS satellite, is equipped with 32 Ku-band transponders, 24 C-band transponders and a small Ka-band payload. We have leased 100% of the Ku-band capacity on Anik F3 for a period of 15 years.

•	Ciel II. Ciel II, a Canadian DBS satellite, has both spot beam capabilities and the ability to provide service to the entire continental United States (“CONUS”). We have leased 100% of the capacity on Ciel II for a period of ten years.
Satellites under Construction
As of December 31, 2009, we had entered into the following contracts to construct new satellites which are contractually scheduled to be completed within the next year.
•	EchoStar XIV. During 2007, we entered into a contract for the construction of EchoStar XIV, a DBS satellite, which was shipped from the manufacturer to the launch site and is scheduled for launch in early 2010. This satellite has been designed with a combination of full CONUS and spot beam capacity and could be used at multiple orbital locations. EchoStar XIV will enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow DISH Network to offer other value-added services.

•	EchoStar XV. During 2008, we entered into a contract for the construction of EchoStar XV, a DBS satellite, which is expected to be completed in mid-2010. This satellite will provide CONUS service and enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow us to offer other value-added services.
In addition, we have agreed to lease capacity on two satellites from EchoStar that are currently under construction.
•	QuetzSat-1. During 2008, we entered into a ten-year transponder service agreement with EchoStar to lease 24 DBS transponders on QuetzSat-1, a Mexican DBS satellite being constructed by SES Latin America S.A. (“SES”). QuetzSat-1 is expected to be completed during 2011 and operate at the 77 degree orbital location. Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. Upon a launch failure, in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite. QuetzSat-1 will enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow us to offer other value-added services.

•	EchoStar XVI. During 2009, we entered into a ten-year transponder service agreement with EchoStar to lease capacity on EchoStar XVI, a DBS satellite, which is expected to be completed during 2012. EchoStar XVI will replace the satellites currently at the 61.5 degree orbital location and will allow us to offer other value-added services. We will lease certain satellite capacity from EchoStar on EchoStar XVI after its service commencement date and this lease generally terminates upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date. Upon expiration of the initial term, we have the option to renew on a year-to-year basis through the end-of-life of the satellite. There can be no assurance that any options to renew this agreement will be exercised.
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
Prior to 2009, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their remaining life and commercial operation. There can be no assurance that future anomalies will not further impact the remaining life and commercial operation of any of these satellites. See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment and Note 7 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We do not anticipate carrying insurance for any of the in-orbit satellites that we own, and we will bear the risk associated with any in-orbit satellite failures. Recent developments with respect to our satellites are discussed below.
Owned Satellites
EchoStar V. EchoStar V was originally designed with a minimum 12-year design life. Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as disclosed in previous SEC filings. During 2005, as a result of this increased fuel consumption, we reduced the remaining estimated useful life of the satellite and as of October 2008, the satellite was fully depreciated. In late July 2009, it was determined that the satellite had less fuel remaining than previously estimated, therefore the satellite was removed from the 148 degree orbital location and retired from commercial service on August 3, 2009. This retirement did not have a material impact on the DISH Network service.
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
Leased Satellites
EchoStar III. EchoStar III was originally designed to operate a maximum of 32 DBS transponders in CONUS mode at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 traveling wave tube amplifiers (“TWTAs”) to provide redundancy. As a result of TWTA failures in previous years and an additional pair of TWTA failures during August 2009, only 14 transponders are currently available for use. Due to redundancy switching limitations and specific channel authorizations, we are currently operating on 13 of our FCC authorized frequencies at the 61.5 degree orbital location. While the failures have not impacted commercial operation of the satellite, it is likely that additional TWTA failures will occur from time to time in the future and such failures could impact commercial operation of the satellite.
EchoStar XII. Prior to 2009, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays. During March and May 2009, EchoStar XII experienced more of these anomalies, which further reduced the electrical power available to operate EchoStar XII. We currently operate EchoStar XII in CONUS/spot beam hybrid mode. If we continue to operate the satellite in this mode, as a result of this loss of electrical power, we would be unable to use the full complement of its available transponders for the remaining useful life of the satellite. However, since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.

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
GOVERNMENT REGULATIONS
We are subject to comprehensive regulation by the FCC for our domestic operations. We are also regulated by other federal agencies, state and local authorities, the International Telecommunication Union (“ITU”) and certain foreign governments. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in suspension or revocation of our licenses or authorizations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.
The following summary of regulatory developments and legislation in the United States is not intended to describe all present and proposed government regulation and legislation affecting the satellite and video programming distribution industries. Government regulations that are currently the subject of judicial or administrative proceedings, legislative hearings or administrative proposals could change our industry to varying degrees. We cannot predict either the outcome of these proceedings or any potential impact they might have on the industry or on our operations.
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
We currently do not have any satellites positioned at the 148 degree orbital location as a result of the retirement of EchoStar V. While we have requested a waiver from the FCC for the continued use of this orbital location, there can be no assurance that the FCC will determine that our proposed future use of this orbital location complies fully with all licensing requirements.
In addition, we currently lease or have entered into agreements to lease capacity on satellites using the following spectrum at the following orbital locations:
•	500 MHz of Ku-band FSS spectrum that is divided into 32 frequency channels (each of which is capable of transmitting between five and eight standard definition digital video channels) at the 118.7 degree orbital location, which is a Canadian FSS slot that is capable of providing service to the United States, Alaska and Hawaii;

•	32 DBS frequencies at the 129 degree orbital location, which is a Canadian DBS slot that is capable of providing service to most of the United States;

•	32 DBS frequencies at the 61.5 degree orbital location, capable of providing service to most of the United States;

•	24 DBS frequencies at the 77 degree orbital location, which is a Mexican DBS slot that is capable of providing service to most of the United States and Mexico; and

•	32 DBS frequencies at the 72.7 degree orbital location, which is a Canadian DBS slot that is capable of providing service to the United States. We began receiving service on 16 of these DBS transponders upon service commencement of the satellite and will receive service on the remaining 16 DBS transponders over a phase-in period that will be completed in 2012.
We also have occasional-use month-to-month FSS capacity available from EchoStar on satellites located at the 85, 105 and 121 degree orbital location.
700 MHz Spectrum. In 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009. To commercialize these licenses and satisfy FCC build-out requirements, we will be required to make significant additional investments or partner with others. Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly. Part or all of our licenses may be terminated for failure to satisfy FCC build-out requirements. We are currently performing a market test to evaluate different technologies and consumer acceptance.
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
4.5 Degree Spacing Tweener Satellites. The FCC has proposed to allow so-called “tweener” DBS operations – DBS satellites operating from orbital locations 4.5 degrees (half of the usual nine degrees) away from other DBS satellites. The FCC has already granted authorizations to Spectrum Five and EchoStar for tweener satellites at the 114.5 and 86.5 degree orbital locations, respectively. Certain tweener operations, as proposed, could cause harmful interference into our service and constrain our future operations. The FCC has not completed its rulemaking on the operating and service rules for tweener satellites.
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
International Satellite Competition and Interference. DirecTV has obtained FCC authority to provide service to the United States from a Canadian DBS orbital slot, and EchoStar has obtained authority to provide service to the United States from both a Mexican and a Canadian DBS orbital slot. Further, we have also received authority to do the same from a Canadian DBS orbital slot at 129 degrees and a Canadian FSS orbital slot at 118.7 degrees. The possibility that the FCC will allow service to the U.S. from additional foreign slots may permit additional competition against us from other satellite providers. It may also provide a means by which to increase our available satellite capacity in the United States. In addition, a number of administrations, such as Great Britain and the Netherlands, have requested to add orbital locations serving the U.S. close to our licensed slots. Such operations could cause harmful interference to our satellites and constrain our future operations at those slots if such “tweener” operations are approved by the FCC.
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
Digital HD Must Carry Requirement. We are subject to digital HD “carry-one-carry-all” requirements that will cause capacity constraints. To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one-carry-all”). The digital transition required all full-power broadcasters to cease transmission using analog signals and switch over to digital signals by June 12, 2009. The switch to digital provides broadcasters significantly greater capacity to provide high definition and multicast programming. In March 2008, the FCC adopted new digital carriage rules that require DBS providers to phase in carry-one-carry-all obligations with respect to the carriage of full-power broadcasters’ HD signals by February 2013 in HD local markets. The carriage of additional HD signals on our DBS system could cause us to experience significant capacity constraints and limit the number of local markets that we can serve. Certain provisions of the Satellite Home Viewer Extension and Reauthorization Act (“SHVERA”), which permits a satellite carrier to retransmit distant television signals to subscribers for private home viewing and to commercial establishments for a per subscriber fee, were set to expire on December 31, 2009, and are currently pending reauthorization. We are uncertain about how the pending SHVERA reauthorization legislation may affect carry-one-carry-all requirements, if at all.
In addition, the FCC is now considering whether to require DBS providers to carry broadcast stations in both standard definition and high definition starting in 2010, in conjunction with the phased-in HD “carry-one-carry-all” requirements adopted by the FCC. If we were required to carry multiple versions of each broadcast station, we would have to dedicate more of our finite satellite capacity to each broadcast station, which may force us to reduce the number of local markets served and limit our ability to meet competitive needs. We cannot predict the outcome or timing of that proceeding. We are also uncertain about how the pending SHVERA reauthorization legislation may affect this requirement, if at all.
Retransmission Consent. SHVERA generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of the local network station. If we fail to reach retransmission consent agreements with broadcasters, we cannot carry their signals. This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals. While we have been able to reach retransmission consent agreements with most local network stations in markets where we currently offer local channels by satellite, roll-out of local channels in additional cities and in high definition will require that we obtain additional retransmission agreements. We cannot be sure that we will secure these agreements or that we will secure new agreements upon the expiration of our current retransmission consent agreements, some of which are short-term. We are also uncertain about how the pending SHVERA reauthorization legislation may affect these agreements, if at all.
Distant Signals. Due to a court injunction, we are unable to retransmit distant network signals to otherwise eligible customers under the distant signal license of the Copyright Act of 1976, as amended. DirecTV is not subject to that injunction and can use the license, which is currently set to expire on February 28, 2010. This places us at a competitive disadvantage to DirecTV. We are also uncertain about how the pending SHVERA reauthorization legislation may affect our and DirecTV’s ability to retransmit distant network signals, if at all.
Dependence on Cable Act for Program Access. We purchase a large percentage of our programming from cable-affiliated programmers. The provisions of the Cable Act of 1992, as amended, (“Cable Act”) prohibiting exclusive contracting practices with cable affiliated programmers were extended for another five-year period in September 2007. Cable companies have appealed the FCC’s decision and oral argument was held before the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) in September 2009. We cannot predict the outcome or timing of that litigation. Any change in the Cable Act and the FCC’s rules that permit the cable industry or cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on a cost-effective basis. As a result, we may be limited in our ability to obtain access on nondiscriminatory terms to programming from programmers that are affiliated with the cable system operators.
In addition, affiliates of certain cable providers have denied us access to sports programming they feed to their cable systems terrestrially, rather than by satellite. The FCC recently held that new denials of such service are unfair if they have the purpose or effect of significantly hindering us from providing programming to consumers. However, we cannot be sure that we can make that showing, prevail in a complaint related to such programming, and gain access to it. Our continuing failure to access such programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.
MDU Exclusivity. The FCC has found that cable companies should not be permitted to have exclusive relationships with multiple dwelling units (e.g., apartment buildings). In May 2009, the D.C. Circuit upheld the FCC’s decision. The FCC has now asked whether DBS and Private Cable Operators (“PCOs”) should be prohibited from having similar relationships with multiple dwelling units. If the cable exclusivity ban were to be extended to DBS providers, our ability to serve these types of buildings and communities would be adversely affected. We cannot predict the timing or outcome of the FCC’s consideration of this proposal.
Net Neutrality and the National Broadband Plan. The FCC has initiated a proceeding where it has proposed certain rules to safeguard the open nature of the Internet, including requirements of nondiscrimination and transparency with respect to network management practices. The FCC is also currently developing a national broadband plan to expand availability of broadband and encourage adoption of that service. We cannot be sure whether these initiatives will result in burdens on us such as the need to use our satellite capacity to comply with any additional mandates, or contribution obligations.
Comcast/NBC Universal Transaction. Comcast and General Electric have agreed to join their programming properties, including NBC, Bravo and many others, in a venture to be controlled by Comcast. The transaction will require FCC and other governmental approvals before it can be completed. This transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to the programming networks on nondiscriminatory and fair terms, or at all. We cannot predict when or if the transaction will receive the requisite regulatory approvals or if it will be appropriately conditioned to mitigate potential public interest harms.
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
Broadband Service Regulation
The American Recovery and Reinvestment Act of 2009 (“ARRA”) has allocated $7.2 billion to expand access to broadband services. Of this amount, $2.5 billion is administered by the Rural Utilities Service (“RUS”) for deployment of broadband projects in rural, unserved and underserved communities across the United States and $4.7 billion has been allocated to the National Telecommunications and Information Administration (“NTIA”) of the United States Department of Commerce to fund broadband initiatives throughout the U.S, including unserved and underserved areas. Our application for broadband stimulus funds in the first round was not granted. The agencies have announced a second round of funding that will total several billion dollars. This will include a set-aside of a minimum of $100 million for satellite projects. We are currently evaluating whether to submit an application for funding and we cannot be sure if any such application will be granted, or that it will be granted on acceptable terms. If our application is granted and we accept the terms of such grant, we may become subject to certain regulations promulgated by the agencies.
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
We may not be aware of all intellectual property rights that our products may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first) and, accordingly, our products may infringe claims contained in pending patent applications of which we are not aware. Further, the process of determining definitively whether a claim of infringement is valid often involves expensive and protracted litigation, even if we are ultimately successful on the merits.
We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our results of operations, could be material. Damages in patent infringement cases may also be trebled in certain circumstances. To the extent that we are required to pay unanticipated royalties to third parties, these increased costs of doing business could negatively affect our liquidity and operating results. We are currently defending multiple patent infringement actions. We cannot be certain the courts will conclude these companies do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement. See “Item 3. Legal Proceedings.”
ENVIRONMENTAL REGULATIONS
We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We attempt to maintain compliance with all such requirements. We do not expect capital or other expenditures for environmental compliance to be material in 2010 or 2011. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.
SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA
For operating segment and principal geographic area data for 2009, 2008 and 2007 see Note 15 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
EMPLOYEES
We had approximately 24,500 employees at December 31, 2009, most of whom are located in the United States. We generally consider relations with our employees to be good.
Approximately 170 employees in four of our field offices have voted to have a union represent them in contract negotiations. While we are not currently a party to any collective bargaining agreements, we are currently negotiating collective bargaining agreements at these offices.

WHERE YOU CAN FIND MORE INFORMATION
We are subject to the informational requirements of the Exchange Act and accordingly file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the Public Reference Room. As an electronic filer, our public filings are also maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.
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
We have adopted a written code of ethics that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our code of ethics is available on our corporate website at http://www.dishnetwork.com. In the event that we make changes in, or provide waivers of, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our website.

EXECUTIVE OFFICERS OF THE REGISTRANT
(furnished in accordance with Item 401 (b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)
The following table sets forth the name, age and position with DISH Network of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position
Charles W. Ergen	57	Chairman, President, Chief Executive Officer and Director
W. Erik Carlson	40	Executive Vice President, Operations
Thomas A. Cullen	50	Executive Vice President, Programming, Sales and Marketing
James DeFranco	57	Executive Vice President and Director
R. Stanton Dodge	42	Executive Vice President, General Counsel and Secretary
Bernard L. Han	45	Executive Vice President and Chief Operating Officer
Michael Kelly	48	Executive Vice President, Commercial and Business Development
Roger J. Lynch	47	Executive Vice President, Advanced Technologies
Robert E. Olson	50	Executive Vice President and Chief Financial Officer
Stephen W. Wood	51	Executive Vice President, Human Resources
Charles W. Ergen. Mr. Ergen has been Chairman of the Board of Directors and Chief Executive Officer of DISH Network since its formation and, during the past five years, has held various executive officer and director positions with DISH Network’s subsidiaries. Mr. Ergen also serves as Chairman of EchoStar. Mr. Ergen was appointed President of DISH Network in February 2008. Mr. Ergen, along with his spouse, Cantey Ergen, and James DeFranco, was a co-founder of DISH Network in 1980.
W. Erik Carlson. Mr. Carlson has served as our Executive Vice President, Operations since February 2008 and is responsible for overseeing our residential and commercial installations, customer billing and equipment retrieval and refurbishment operations. Mr. Carlson previously was Senior Vice President of Retail Services, a position he held since mid-2006. He joined DISH Network in 1995 and has held progressively larger operating roles over the years.
Thomas A. Cullen. Mr. Cullen has served as our Executive Vice President, Programming, Sales and Marketing since April 2009. Mr. Cullen served as our Executive Vice President, Corporate Development from December 2006 until April 2009. Before joining DISH Network, Mr. Cullen served as President of TensorComm, a venture-backed wireless technology company. From August 2003 to April 2005, Mr. Cullen was with Charter Communications Inc. (“Charter”), serving as Senior Vice President, Advanced Services and Business Development from August 2003 until he was promoted to Executive Vice President in August 2004.
James DeFranco. Mr. DeFranco is one of our Executive Vice Presidents and has been one of our vice presidents and a member of the Board of Directors since our formation. During the past five years he has held various executive officer and director positions with our subsidiaries. Mr. DeFranco co-founded DISH Network with Charles W. Ergen and Mr. Ergen’s spouse, Cantey Ergen, in 1980.
R. Stanton Dodge. Mr. Dodge has served as our Executive Vice President, General Counsel and Secretary of DISH Network since June 2007 and is responsible for all legal and government affairs for DISH Network and its subsidiaries. Mr. Dodge also serves as EchoStar’s Executive Vice President, General Counsel and Secretary and is responsible for all legal and government affairs of EchoStar and its subsidiaries pursuant to a management services agreement between DISH Network and EchoStar that was entered into in connection with the Spin-off of EchoStar from DISH Network. Since joining DISH Network in November 1996, he has held various positions of increasing responsibility in DISH Network’s legal department, and assumed responsibility for Human Resources in January 2010.
Bernard L. Han. Mr. Han has served as our Executive Vice President and Chief Operating Officer since April 2009 and is in charge of operations, information technology, accounting and finance functions of DISH Network.

Mr. Han served as Executive Vice President and Chief Financial Officer of DISH Network from September 2006 until April 2009. Mr. Han also serves as EchoStar’s Executive Vice President and Chief Financial Officer pursuant to a management services agreement between DISH Network and EchoStar that was entered into in connection with the Spin-off of EchoStar from DISH Network. From October 2002 to May 2005, Mr. Han served as Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc.
Michael Kelly. Mr. Kelly is currently the Executive Vice President, Commercial and Business Development. Mr. Kelly served as the Executive Vice President of DISH Network Service L.L.C. and Customer Service from February 2004 until December 2005.
Roger J. Lynch. Mr. Lynch has served as our Executive Vice President, Advanced Technologies since November 2009. Mr. Lynch also serves as Executive Vice President, Advanced Technologies at EchoStar. Prior to joining DISH Network, Mr. Lynch served as Chairman and CEO of Video Networks International, Ltd., an IPTV technology company in the United Kingdom from 2002 until 2009.
Robert E. Olson. Mr. Olson has served as our Executive Vice President and Chief Financial Officer since April 2009. Mr. Olson was the Chief Financial Officer of Trane Commercial Systems, the largest operating division of American Standard, from April 2006 to August 2008. From April 2003 to January 2006 Mr. Olson served as the Chief Financial Officer of AT&T’s Consumer Services division and later its Business Services division.
Stephen W. Wood. Mr. Wood has served as our Executive Vice President, Human Resources since May 2006 and is responsible for all human resource functions of DISH Network and its subsidiaries. Prior to joining DISH Network, Mr. Wood served as an Executive Vice President for Gate Gourmet International from 2004 to 2006.
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
Weak economic conditions, including higher unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.
Our ability to grow or maintain our business may be adversely affected by weak economic conditions, including the effect of wavering consumer confidence, high unemployment and other factors that may adversely affect the pay-TV industry. In particular, the weak economic conditions could result in the following:
•	Fewer Gross Subscriber Additions and Increased Churn. We could face fewer gross subscriber additions and increased churn due to, among other things: (i) the weak housing market in the United States combined with lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of retailers, who generate a significant portion of our new subscribers, because many of them are small businesses that are more susceptible to the negative effects of a weak economy. In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to weak economic conditions.

•	Lower Average Monthly Revenue per Subscriber (“ARPU”). Our ARPU could be negatively impacted by more aggressive introductory offers by our competitors. Furthermore, due to lower levels of disposable income, our customers may downgrade to lower cost programming packages and elect not to purchase premium services or pay per view movies.

•	Higher Subscriber Acquisition and Retention Costs. Our profits may be adversely affected by increased subscriber acquisition and retention costs necessary to attract and retain subscribers in a more difficult economic environment.

•	Increased Impairment Charges. We may be more likely to incur impairment charges or losses related to our debt and equity investments due to the weak debt and equity markets. Prolonged weak economic conditions could further reduce the value of certain assets including, among other things, satellites and FCC licenses, and thus increase the possibility of impairment charges related to these investments as well.
If we do not improve our operational performance and maintain customer satisfaction, our gross subscriber additions may decrease and our subscriber churn may increase.
If we are unable to improve our operational performance and maintain customer satisfaction or if we are unable to combat signal theft or other forms of fraud, we may experience a decrease in gross subscriber additions and an increase in churn, which could have a material adverse effect on our business, financial condition and results of operations. To address our operational inefficiencies, we have streamlined our hardware offerings and continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in addressing our operational inefficiencies. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. The adoption of these measures has contributed to higher expenses and lower margins. While we believe that the increased costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.
If DISH Network gross subscriber additions decrease, or if subscriber churn, subscriber acquisition or retention costs increase, our financial performance will be further adversely affected.
We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third party retailers and installers to provide high-quality service.
Most of these factors have affected both gross subscriber additions as well as existing subscriber churn. Our future gross subscriber additions and subscriber churn may continue to be negatively impacted by these factors, which could in turn adversely affect our revenue growth and results of operations.
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
Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. We have determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed with us to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. We and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement. We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

We face intense and increasing competition from satellite television providers, cable television providers and telecommunications companies.
Our business is focused on providing pay-TV services and we have traditionally competed against satellite and cable television providers, some of whom have greater financial, marketing and other resources than we do. Many of these competitors offer video services bundled with broadband, telephony services, HD offerings, interactive services and video on demand services that consumers may find attractive. Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater financial leverage and increase the availability of offerings from providers capable of bundling television, broadband and telephone services in competition with our services.
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
Competition has intensified in recent quarters with the rapid growth of fiber-based pay-TV services offered by telecommunications companies such as Verizon and AT&T. These telecommunications companies are upgrading their older copper wire telephone lines with high-bandwidth fiber optic lines in larger markets. These fiber optic lines provide significantly greater capacity, enabling the telecommunications companies to offer substantial HD programming content as well as bundled services.
In addition, the recent transition from analog to digital delivery has allowed broadcasters to provide improved signal quality, offer additional channels including content broadcast in HD, and explore new business opportunities such as mobile video.
This increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber acquisitions and higher subscriber churn.
Emerging digital media competition including companies that provide/facilitate the delivery of video content via the Internet could materially adversely affect us.
Our business is focused on pay-TV services, and we face emerging competition from providers of digital media including those companies that offer online services distributing movies, television shows and other video programming. Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face for our video services. For example, wireless and other emerging mobile technologies that provide for the distribution and viewing of video programming may offer services and technologies that compete with our pay-TV services. Some of these companies have greater financial, marketing and other resources than we do. In particular, programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved. Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to this emerging digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.
We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our subscriber additions may decline or we may suffer subscriber losses and subscriber churn may increase.
We depend on third parties to provide us with programming services. Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal and cancellation provisions. We may not be able to renew these agreements on favorable terms or at all, and these agreements may be canceled prior to expiration of their original term. If we are unable to renew any of these agreements or the other parties cancel the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming. In addition, the loss of programming could increase our subscriber churn. We also expect programming costs to continue to increase.

We may be unable to pass programming costs on to our customers, which could have a material adverse effect on our business, financial condition and results of operations.
We may be required to make substantial additional investments to maintain competitive HD programming offerings.
We believe that the availability and extent of HD programming has become and will continue to be a significant factor in consumer’s choice among pay-TV providers. Other pay-TV providers may have more successfully marketed and promoted their HD programming packages and may also be better equipped and have greater resources to increase their HD offerings to respond to increasing consumer demand for this content. We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver additional HD programming, and there can be no assurance that we will be able to compete effectively with HD programming offerings from other pay-TV providers. In particular, in recent quarters, our capital expenditures have increased because we have made significant efforts to expand our HD capability and provide more of our subscribers with HD set top boxes.
Technology in our industry changes rapidly and could cause our services and products to become obsolete.
Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services on a timely basis and to reduce costs of our existing products and services. We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner. The success of new product development depends on many factors, including proper identification of customer need, cost, timely completion and introduction, differentiation from offerings of competitors and market acceptance. New technologies could also create new competitors for us. For instance, we may face threats from companies who use the Internet to deliver digital video services as the speed and quality of broadband and wireless services improve.
Technology in the pay-TV industry changes rapidly as new technologies are developed, which could cause our services and products to become obsolete. We and our suppliers may not be able to keep pace with technological developments. If the new technologies on which we intend to focus our research and development investments fail to achieve acceptance in the marketplace, our competitive position could be negatively impacted causing a reduction in our revenues and earnings. We may also be at a competitive disadvantage in developing and introducing complex new products and technologies because of the substantial costs we may incur in making these products or technologies available across our installed base of over 14 million subscribers. For example, our competitors could be the first to obtain proprietary technologies that are perceived by the market as being superior. Further, after we have incurred substantial costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to its introduction. In addition, delays in the delivery of components or other unforeseen problems in our DBS system may occur that could materially and adversely affect our ability to generate revenue, offer new services and remain competitive.
Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees. We rely on EchoStar to design and develop set-top boxes with advanced features and functionality. If EchoStar is unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected.
We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.
The weak financial markets could make it more difficult for non-investment grade borrowers of high yield indebtedness to access capital markets at acceptable terms or at all. We may need to raise additional capital in the future to among other things, continue investing in our business, construct and launch new satellites, and to pursue acquisitions and other strategic transactions.
Furthermore, weak equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders. In addition, weak economic conditions may limit our ability to generate sufficient internal cash to fund these investments, capital expenditures, acquisitions and other strategic transactions. As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.
A portion of our investment portfolio is invested in securities that have experienced limited or no liquidity and may not be immediately accessible to support our financing needs.
A portion of our investment portfolio is invested in auction rate securities, mortgage backed securities, and strategic investments and as a result a portion of our portfolio has restricted liquidity. Liquidity in the markets for these investments has been adversely impacted and these market conditions have adversely affected our liquidity. If the credit ratings of these securities deteriorate or the lack of liquidity in the marketplace becomes prolonged, we may be required to record impairment charges. Moreover, the significant volatility of domestic and global financial markets has greatly affected the volatility and value of our marketable investment securities. To the extent we require access to funds, we may need to sell these securities under unfavorable market conditions, record further impairment charges and fall short of our financing needs.
AT&T’s termination of its distribution agreement with us may increase churn.
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions in prior years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008. This distribution relationship ended January 31, 2009. Consequently, beginning with the second quarter 2009, AT&T no longer contributed to our gross subscriber additions. In addition, nearly one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may continue to churn at higher than historical rates following termination of the AT&T distribution relationship.
As technology changes, and to remain competitive, we may have to upgrade or replace subscriber equipment and make substantial investments in our infrastructure.
Our competitive position depends in part on our ability to offer new subscribers and upgrade existing subscribers with more advanced equipment, such as receivers with DVR and HD technology and by otherwise making additional infrastructure investments, such as those related to our information technology and call centers. Furthermore, the increase in demand for HD programming requires investments in additional satellite capacity. We may not be able to pass on to our subscribers the entire cost of these upgrades and infrastructure investments.
We rely on EchoStar to design and develop all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services for us. Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.
EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations. In addition, EchoStar is a key supplier of other satellite services to us. Because our digital set-top box purchases are made and digital broadcast operations are received pursuant to contracts that generally expire on January 1, 2011, EchoStar will have no obligation to supply digital set-top boxes or digital broadcast operations to us after that date, however, we have the right to renew this agreement for an additional year. Equipment, transponder leasing and digital broadcast operation costs may increase beyond our current expectations. We may be unable to renew agreements for digital set-top boxes or digital broadcast operations with EchoStar on acceptable terms or at all. EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain transponder capacity and digital broadcast operations and other services from third parties, could affect our subscriber acquisition and churn and cause related revenue to decline.
Furthermore, any transition to a new supplier of set-top boxes could result in increased costs, resources and development and customer qualification time which could affect our subscriber acquisition and churn and cause revenue to decline. Any reduction in our supply of set-top boxes could significantly delay our ability to ship set-top boxes to our subscribers and potentially damage our relationships with our subscribers.
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
Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult. It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft. During the second quarter of 2009, we completed the replacement of our Security Access Devices that re-secured our system. However, we expect additional future replacements of these devices will be necessary to keep our system secure. We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.
We are also vulnerable to other forms of fraud. While we are addressing certain fraud through a number of actions, including terminating retailers that we believe were in violation of DISH Network’s business rules, there can be no assurance that we will not continue to experience fraud which could impact our subscriber growth and churn. Weak economic conditions may create greater incentive for signal theft and other forms of fraud, which could lead to higher subscriber churn and reduced revenue.
We depend on third parties to solicit orders for DISH Network services that represent a significant percentage of our total gross subscriber acquisitions.
Most of our retailers are not exclusive to us and may favor our competitors’ products and services over ours based on the relative financial arrangements associated with selling our products and those of our competitors. Furthermore, some of these retailers are significantly smaller than we are and may be more susceptible to weak economic conditions that will make it more difficult for them to operate profitably. Because our retailers receive most of their incentive value at activation and not over an extended period of time, our interests in obtaining and retaining subscribers through good customer service may not always be aligned with our retailers. It may be difficult to better align our interests with our resellers’ because of their capital and liquidity constraints. Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

Our competitors may be able to leverage their relationships with programmers so that they are able to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.
The cost of programming represents a large percentage of our overall costs. Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers. Unlike our larger cable and satellite competitors, we have not made significant investments in programming providers. For example, Comcast and General Electric have agreed to join their programming properties, including NBC, Bravo and many others that are available in the majority of our programming packages, in a venture to be controlled by Comcast. This transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to their programming networks on nondiscriminatory and fair terms, or at all. We cannot predict when or if the transaction will receive the requisite regulatory approvals or if it will be appropriately conditioned to mitigate potential public interest harms.
We depend on the Cable Act for access to programming from cable-affiliate programmers at cost-effective rates.
We purchase a large percentage of our programming from cable-affiliated programmers. The Cable Act’s provisions prohibiting exclusive contracting practices with cable affiliated programmers were extended for another five-year period in September 2007. Cable companies have appealed the FCC’s decision and oral argument was held before the D.C. Circuit in September 2009. We cannot predict the outcome or timing of that litigation. Any change in the Cable Act and the FCC’s rules that permit the cable industry or cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on a cost-effective basis. As a result, we may be limited in our ability to obtain access on nondiscriminatory terms to programming from programmers that are affiliated with the cable system operators. In the case of certain types of programming networks affiliated with Comcast and Liberty, access to the programming is subject to compulsory arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review. We cannot be sure that this procedure will result in favorable terms for us or that the FCC conditions that establish this procedure will not sunset.
In addition, affiliates of certain cable providers have denied us access to sports programming they feed to their cable systems terrestrially, rather than by satellite. The FCC recently held that new denials of such service are unfair if they have the purpose or effect of significantly hindering us from providing programming to consumers. But we cannot be sure that we can prevail in a complaint related to such programming, and gain access to it. Our continuing failure to access such programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.
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
SHVERA generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of the local network station. If we fail to reach retransmission consent agreements with broadcasters, we cannot carry their signals. This could have an adverse effect on our strategy to compete with cable and other satellite companies which provide local signals. While we have been able to reach retransmission consent agreements with most local network stations in markets where we currently offer local channels by satellite, roll-out of local channels in additional cities and in high definition will require that we obtain additional retransmission agreements. We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms upon the expiration of our current retransmission consent agreements, some of which are short-term.
We are subject to significant regulatory oversight and changes in applicable regulatory requirements could adversely affect our business.
DBS operators are subject to significant government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties any of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation that govern Internet network neutrality, this compliance could cause us to incur additional expenses or alter our business model. The manner in which legislation governing Internet network neutrality may be interpreted and enforced cannot be precisely determined which in turn could have an adverse effect on our business, financial condition and results of operations. You should review the regulatory disclosures under the caption “Item 1. Business — Government Regulation — FCC Regulation under the Communication Act” of this Annual Report on Form 10-K.
We have made a substantial investment in certain 700 MHz wireless licenses and will be required to make significant additional investments or partner with others to commercialize these licenses and recoup our investment.
In 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009. To commercialize these licenses and satisfy FCC build-out requirements, we will be required to make significant additional investments or partner with others. Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly. Part or all of our licenses may be terminated for failure to satisfy FCC build-out requirements. We are currently performing a market test to evaluate different technologies and consumer acceptance.
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

We have substantial debt outstanding and may incur additional debt.
As of December 31, 2009, our total debt, including the debt of our subsidiaries, was $6.497 billion. Our debt levels could have significant consequences, including:
•	requiring us to devote a substantial portion of our cash to make interest and principal payments on our debt, thereby reducing the amount of cash available for other purposes. As a result, we would have limited financial and operating flexibility in responding to changing economic and competitive conditions;

•	limiting our ability to raise additional debt because it may be more difficult for us to obtain debt financing on attractive terms; and

•	placing us at a disadvantage compared to our competitors that have less debt.
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
Our owned and leased satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.
A key component of our business strategy is our ability to expand our offering of new programming and services, including increased local and HD programming. In order to accomplish this goal, we need to construct and launch satellites. Satellite construction and launch is subject to significant risks, including construction and launch delays, launch failure and incorrect orbital placement. Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the recent past. The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities. Significant construction or launch delays could materially and adversely affect our ability to generate revenues. If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could have a material adverse effect on our ability to generate revenues and fund future satellite procurement and launch opportunities.
In addition, the occurrence of future launch failures may materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all. Please see further discussion under the caption “We currently have no commercial insurance coverage on the satellites we own and could face significant impairment charges if one of our satellites fails” below.

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
Our owned and leased satellites have minimum design lives ranging from 12 to 15 years, but could fail or suffer reduced capacity before then.
Our ability to earn revenue depends on the usefulness of our satellites, each of which has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion. Generally, the minimum design life of each of our satellites ranges from 12 to 15 years. We can provide no assurance, however, as to the actual useful lives of the satellites. Our operating results could be adversely affected if the useful life of any of our satellites were significantly shorter than 12 years from the launch date.
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
Generally, we do not carry launch or in-orbit insurance on the satellites we use. We currently do not carry in-orbit insurance on any of our satellites and do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures. If one or more of our in-orbit satellites fail, we could be required to record significant impairment charges.
We may have potential conflicts of interest with EchoStar due to our common ownership and management.
Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between EchoStar and us could arise include, but are not limited to, the following:
•	Cross officerships, directorships and stock ownership. We have significant overlap in directors and executive officers with EchoStar, which may lead to conflicting interests. For instance, certain of our executive officers, including Roger J. Lynch, our Executive Vice President, Advanced Technologies, serve as executive officers of EchoStar. Three of our executive officers provide management services to EchoStar pursuant to a management services agreement between EchoStar and us and two executive officers are employees of both us and EchoStar. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. Furthermore, our Board of Directors and executive officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and us. The executive officers and the members of our Board of Directors who overlap with EchoStar have fiduciary duties to EchoStar’s shareholders. For example, there is the potential for a conflict of interest when we or EchoStar look at acquisitions and other corporate opportunities that may be suitable for both companies. In addition, certain of our directors and officers own EchoStar stock and options to purchase EchoStar stock, which they acquired or were granted prior to the Spin-off of EchoStar from us, including Mr. Ergen, who owns approximately 46.3% of the total equity and controls approximately 61.2% of the voting power of EchoStar. Mr. Ergen’s beneficial ownership of EchoStar excludes 16,276,214 shares of its Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family. These trusts beneficially own approximately 32.1% of EchoStar’s total equity securities and possess approximately 31.7% of EchoStar’s total voting power. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for us and EchoStar.

•	Intercompany agreements related to the Spin-off. We have entered into certain agreements with EchoStar pursuant to which we will provide EchoStar with certain management, administrative, accounting, tax, legal and other services, for which EchoStar will pay us our cost plus a fixed margin. In addition, we have entered into a number of intercompany agreements covering matters such as tax sharing and EchoStar’s responsibility for certain liabilities previously undertaken by us for certain of EchoStar’s businesses. We have also entered into certain commercial agreements with EchoStar pursuant to which EchoStar is, among other things, obligated to sell to us at specified prices, set-top boxes and related equipment. The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of us and were not the result of arm’s length negotiations. The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and us under the separation and other intercompany agreements we entered into with EchoStar in connection with the Spin-off of EchoStar may have been different if agreed to by two unaffiliated parties. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us. In addition, conflicts could arise between us and EchoStar in the interpretation or any extension or renegotiation of these existing agreements.

•	Additional intercompany transactions. EchoStar or its affiliates have and will continue to enter into transactions with us or our subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between EchoStar and us and, when appropriate, subject to the approval of the disinterested directors on our board or a committee of disinterested directors, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in arm’s length negotiations.

•	Business Opportunities. We have retained interests in various U.S. and international companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar. We may also compete with EchoStar when we participate in auctions for spectrum or orbital slots for our satellites. In addition, EchoStar may in the future use its satellites, uplink and transmission assets to compete directly against us in the subscription television business.
We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.
We also do not have any agreements with EchoStar that would prevent either company from competing with the other.
We rely on key personnel and the loss of their services may negatively affect our businesses.
We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman, President and Chief Executive Officer and certain other executives. The loss of Mr. Ergen or of certain other key executives could have a material adverse effect on our business, financial condition and results of operations. Although all of our executives have executed agreements limiting their ability to work for or consult with competitors if they leave us, we do not have employment agreements with any of them. Pursuant to a management services agreement with EchoStar entered into at the time of the Spin-off, we have agreed to make certain of our key officers available to provide services to EchoStar. In addition, Roger J. Lynch also serves as Executive Vice President, Advanced Technologies of EchoStar. To the extent Mr. Lynch and such other officers are performing services for EchoStar, this may divert their time and attention away from our business and may therefore adversely affect our business.
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

We may not be aware of all intellectual property rights that our services or the products used in connection with our services may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office issues a patent. Therefore, it is difficult to evaluate the extent to which our services or the products used in connection with our services may infringe claims contained in pending patent applications. Further, it is often not possible to determine definitively whether a claim of infringement is valid.
We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.
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
Our business depends on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
If the FCC were to cancel, revoke, suspend, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses, it could have a material adverse effect on our financial condition, profitability and cash flows. Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of programming and other services available to our subscribers. The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum. In addition, Congress often considers and enacts legislation that could affect us, and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.
We are subject to digital HD “carry-one-carry-all” requirements that cause capacity constraints.
To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one-carry-all”). The digital transition required all full-power broadcasters to cease transmission using analog signals and switch over to digital signals by June 12, 2009. The switch to digital provides broadcasters significantly greater capacity to provide high definition and multicast programming. In March 2008, the FCC adopted new digital carriage rules that require DBS providers to phase in carry-one-carry-all obligations with respect to the carriage of full-power broadcasters’ HD signals by February 2013 in HD local markets. The carriage of additional HD signals on our DBS system could cause us to experience significant capacity constraints and limit the number of local markets that we can serve. We are also uncertain about how the pending SHVERA reauthorization legislation may affect this requirement.

In addition, the FCC is now considering whether to require DBS providers to carry broadcast stations in both standard definition and high definition starting in 2010, in conjunction with the phased-in HD “carry-one-carry-all” requirements adopted by the FCC. If we were required to carry multiple versions of each broadcast station, we would have to dedicate more of our finite satellite capacity to each broadcast station, which may force us to reduce the number of local markets served and limit our ability to meet competitive needs. We cannot predict the outcome or timing of that proceeding. We are also uncertain about how the pending SHVERA reauthorization legislation may affect this requirement.
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
Charles W. Ergen, our Chairman, President and Chief Executive Officer, currently beneficially owns approximately 51.2% of our total equity securities and possesses approximately 83.5% of the total voting power. Mr. Ergen’s beneficial ownership of shares of Class A Common Stock excludes 22,023,267 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family. These trusts beneficially own approximately 10.0% of our total equity securities and possess approximately 8.5% of the total voting power. Through his voting power, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders. As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.
There can be no assurance that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.
We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2009. If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.
We may face other risks described from time to time in periodic and current reports we file with the SEC.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table sets forth certain information concerning our principal properties.

Leased From
Other
	Segment(s)			Third
Description/Use/Location	Using Property	Owned	EchoStar	Party
Corporate headquarters, Englewood, Colorado	DISH Network		X
Customer call center and general offices, Pine Brook, New Jersey	DISH Network			X
Customer call center and general offices, Tulsa, Oklahoma	DISH Network			X
Customer call center, Alvin, Texas	DISH Network			X
Customer call center, Bluefield, West Virginia	DISH Network	X
Customer call center, Christiansburg, Virginia	DISH Network	X
Customer call center, College Point, New York	DISH Network			X
Customer call center, Harlingen, Texas	DISH Network	X
Customer call center, Hilliard, Ohio	DISH Network			X
Customer call center, Littleton, Colorado	DISH Network		X
Customer call center, Phoenix, Arizona	DISH Network			X
Customer call center, Thornton, Colorado	DISH Network	X
Customer call center, warehouse and service center, El Paso, Texas	DISH Network	X
Service center, Englewood, Colorado	DISH Network		X
Service center, Spartanburg, South Carolina	DISH Network			X
Warehouse and distribution center, Denver, Colorado	DISH Network			X
Warehouse and distribution center, Sacramento, California	DISH Network	X
Warehouse, Denver, Colorado	DISH Network	X
Warehouse, distribution and service center, Atlanta, Georgia	DISH Network			X
In addition to the principal properties listed above, we operate several DISH Network service centers strategically located in regions throughout the United States. Furthermore, we own or lease capacity on 11 satellites which are a major component of our DISH Network DBS System. See further discussion under “Item 1. Business — Satellites” in this Annual Report on Form 10-K.
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
Acacia
During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702, which relate to certain systems and methods for transmission of digital data. On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice. The plaintiffs have appealed.
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
During 2004, the judge issued an order finding the ‘066 patent invalid. Also in 2004, the District Court found the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit overturned the ‘094 patent finding of invalidity and remanded the Charter case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The Federal Circuit Court has stayed the Charter case pending reexamination, and our case has been stayed pending resolution of the Charter case.
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
Channel Bundling Class Action
During 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California. The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company. The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis. On October 16, 2009, the District Court granted defendants’ motion to dismiss with prejudice. The plaintiffs have appealed. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Enron Commercial Paper Investment
During 2001, we received approximately $40 million from the sale of Enron commercial paper to a third party broker. That commercial paper was ultimately purchased by Enron. During 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York against approximately 100 defendants, including us, who invested in Enron’s commercial paper. On April 7, 2009, we settled the litigation for an immaterial amount.
ESPN
During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C., and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court. Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon, and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements. We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements. On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed and will have to be determined at a later date. We will appeal the partial grant of ESPN’s motion. Since the partial grant of ESPN’s motion, ESPN has sought an additional $30 million under the applicable affiliation agreements. We intend to vigorously prosecute and defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Finisar Corporation
Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).
During 2006, we and EchoStar, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. During January 2010, the Federal Circuit affirmed the District Court’s grant of summary judgment to DirecTV, and dismissed the action with prejudice. We are evaluating the impact of the Federal Circuit’s decision.
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
During June 2009, Global filed a patent infringement action against us and EchoStar in the United States District Court for the Northern District of Florida. The suit alleges infringement of United States Patent No. 7,542,717 (the ‘717 patent), which relates to satellite reception. In December 2009, we and EchoStar settled the Texas and Florida actions with Global on terms and conditions that did not have a material impact on our results of operations.
Guardian Media
During 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against us, EchoStar, EchoStar Technologies L.L.C., DirecTV and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 and 4,930,160. Both patents are expired and relate to certain parental lock features. On September 9, 2009, Guardian voluntarily dismissed the case against us with prejudice.
Katz Communications
During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against us in the United States District Court for the Northern District of California. The suit alleges infringement of 19 patents owned by Katz. The patents relate to interactive voice response, or IVR, technology.
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
Multimedia Patent Trust
On February 13, 2009, Multimedia Patent Trust (“MPT”) filed suit against us, EchoStar, DirecTV and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226, 5,227,878, 5,136,377, 5,500,678 and 5,563,593, which relate to video encoding, decoding and compression technology. MPT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. In December 2009, we and EchoStar reached a settlement with MPT that did not have a material impact on our results of operations.
NorthPoint Technology
On July 2, 2009, NorthPoint Technology, Ltd. filed suit against us, EchoStar, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent). The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.
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
Personalized Media Communications
During 2008, Personalized Media Communications, Inc. filed suit against us, EchoStar and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.
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

Technology Development Licensing
On January 22, 2009, Technology Development and Licensing LLC filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35, 952, which relates to certain favorite channel features. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.
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
Tivo Inc.
During January 2008, the United States Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. As of September 2008, we had recorded a total reserve of $132 million on our Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages through September 2006 and pre-judgment interest awarded by the Texas court, together with the estimated cost of potential further software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to entry of the judgment. In its January 2008 decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” and upheld the award of damages from the District Court. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million reserve was released from an escrow account to Tivo.
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
In June 2009, the United States District Court granted Tivo’s motion for contempt, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo’s patent, that the original alternative technology still infringed the software claims, and that even if the original alternative technology was “non-infringing,” the original injunction by its terms required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field. The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 through April 2008, based on an assumed $1.25 per subscriber per month royalty rate. We posted a bond to secure that award pending appeal of the contempt order.
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
On September 4, 2009, the District Court partially granted Tivo’s motion for contempt sanctions. In partially granting Tivo’s motion for contempt sanctions, the District Court awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million (the enforcement of the award has been stayed by the District Court pending DISH Network’s appeal of the underlying June 2009 contempt order). The District Court also awarded Tivo its attorneys’ fees incurred during the contempt proceedings. On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys’ fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million. During the year ended December 31, 2009, we increased our total reserve by $361 million to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement (including contempt sanctions for the period from April 2008 through June 2009) for the period from April 2008 through December 2009 plus interest. Our total reserve at December 31, 2009 was $394 million and is included in “Tivo litigation accrual” on our Consolidated Balance Sheets.
In light of the District Court’s finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the ‘389 patent, we are also developing and testing potential new alternative technology in an engineering environment. As part of EchoStar’s development process, EchoStar downloaded several of our design-around options to less than 1,000 subscribers for “beta” testing.
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
Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. We have determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. We and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement. We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
Voom
On May 28, 2008, Voom HD Holdings (“Voom”) filed a complaint against us in New York Supreme Court. The suit alleges breach of contract arising from our termination of the affiliation agreement we had with Voom for the carriage of certain Voom HD channels on the DISH Network satellite television service. In January 2008, Voom sought a preliminary injunction to prevent us from terminating the agreement. The Court denied Voom’s motion, finding, among other things, that Voom was not likely to prevail on the merits of its case. Voom is claiming over $2.5 billion in damages. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
Market Information. Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “DISH.” The high and low closing sale prices of our Class A common stock during 2009 and 2008 on the Nasdaq Global Select Market (as reported by Nasdaq) are set forth below. The sales prices of our Class A common stock reported below are not adjusted to reflect the dividend paid on December 2, 2009, discussed below.

2009	High	Low
First Quarter	$13.91	$9.07
Second Quarter	17.92	11.54
Third Quarter	19.30	14.50
Fourth Quarter	22.15	17.28

2008	High	Low
First Quarter	$33.48	$26.64
Second Quarter	35.66	29.09
Third Quarter	31.57	19.97
Fourth Quarter	20.69	8.37

As of February 12, 2010, there were approximately 10,983 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of February 12, 2010, 216,411,941 of the 238,435,208 outstanding shares of our Class B common stock were held by Charles W. Ergen, our Chairman, President and Chief Executive Officer and the remaining 22,023,267 were held in trusts established by Mr. Ergen for the benefit of his family. There is currently no trading market for our Class B common stock.
Dividend. On December 2, 2009, we paid a cash dividend of $2.00 per share, or approximately $894 million, on our outstanding Class A and Class B common stock to shareholders of record at the close of business on November 20, 2009.
We currently do not intend to declare additional dividends on our common stock. Payment of any future dividends will depend upon our earnings and capital requirements, restrictions in our debt facilities, and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support future growth and expansion although we expect to repurchases shares of our common stock from time to time. See further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Annual Report on Form 10-K.
Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2009 through December 31, 2009.

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs (1)
	(In thousands, except share data)
October 1, 2009 – October 31, 2009	—	$—	—	$980,580
November 1, 2009 – November 2, 2009	—	$—	—	$980,580
November 3, 2009 – November 30, 2009	—	$—	—	$1,000,000
December 1, 2009 – December 31, 2009	—	$—	—	$1,000,000

Total	—	$—	—	$1,000,000

(1)	Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock. On November 3, 2009, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares through and including December 31, 2010. This authorization is not subject to a limitation to purchase no more than 20% of our outstanding common stock. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6. SELECTED FINANCIAL DATA
The selected consolidated financial data as of and for each of the five years ended December 31, 2009 have been derived from, and are qualified by reference to our Consolidated Financial Statements. Certain prior year amounts have been reclassified to conform to the current year presentation. See further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Explanation of Key Metrics and Other Items” in this Annual Report on Form 10-K. This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2009, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	As of December 31,
Balance Sheet Data	2009	2008	2007	2006	2005
	(In thousands)
Cash, cash equivalents and current marketable investment securities	$2,139,336	$559,132	$2,788,196	$3,032,570	$1,181,361
Total assets	8,295,343	6,460,047	10,086,529	9,768,696	7,410,210
Long-term debt and capital lease obligations (including current portion)	6,496,564	5,007,756	6,125,704	6,967,321	5,935,301
Total stockholders’ equity (deficit)	(2,091,688)	(1,949,106)	639,989	(219,383)	(866,624)

	For the Years Ended December 31,
Statements of Operations Data	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Total revenue	$11,664,151	$11,617,187	$11,090,375	$9,818,486	$8,447,175
Total costs and expenses	10,277,221	9,561,007	9,516,971	8,601,115	7,279,927

Operating income (loss)	$1,386,930	$2,056,180	$1,573,404	$1,217,371	$1,167,248

Net income (loss) attributable to DISH Network common shareholders	$635,545	$902,947	$756,054	$608,272	$1,514,540	(1)

Basic net income (loss) attributable to DISH Network common shareholders	$635,545	$902,947	$756,054	$608,272	$1,514,540
Diluted net income (loss) attributable to DISH Network common shareholders	$635,935	$909,585	$765,571	$618,106	$1,560,688	(1)
Basic weighted-average common shares outstanding	446,874	448,786	447,302	444,743	452,118
Diluted weighted-average common shares outstanding	448,596	460,226	456,834	452,685	484,131
Basic net income (loss) per share attributable to DISH Network common shareholders	$1.42	$2.01	$1.69	$1.37	$3.35
Diluted net income (loss) per share attributable to DISH Network common shareholders	$1.42	$1.98	$1.68	$1.37	$3.22
Cash dividend per common share	$2.00	$—	$—	$—	$—

	For the Years Ended December 31,
Other Data	2009	2008	2007	2006	2005
DISH Network subscribers, as of period end (in millions)	14.100	13.678	13.780	13.105	12.040
DISH Network subscriber additions, gross (in millions)	3.118	2.966	3.434	3.516	3.397
DISH Network subscriber additions, net (in millions)	0.422	(0.102)	0.675	1.065	1.135
Average monthly subscriber churn rate	1.64%	1.86%	1.70%	1.64%	1.65%
Average monthly revenue per subscriber (“ARPU”)	$70.04	$69.27	$65.83	$62.78	$58.34
Average subscriber acquisition cost per subscriber (“SAC”)	$697	$720	$656	$686	$693
Net cash flows from (in thousands):
Operating activities	$2,194,543	$2,188,344	$2,616,720	$2,279,242	$1,774,074
Investing activities	$(2,605,556)	$(1,597,471)	$(2,470,832)	$(2,148,968)	$(1,478,762)
Financing activities	$418,283	$(1,411,841)	$(976,016)	$1,022,147	$(402,623)

(1)	Net income in 2005 includes $915 million related to the reversal of our recorded valuation allowance for those net deferred tax assets that we believe are more likely than not to be realized in the future.

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
EXECUTIVE SUMMARY
Overview
DISH Network added approximately 422,000 net new subscribers during the year ended December 31, 2009 as a result of higher gross subscriber additions and reduced churn. Our increased gross subscriber additions were primarily a result of our sales and marketing promotions during the last half of 2009. Churn was positively impacted by, among other things, the completion of our security access device replacement program, an increase in our new subscriber commitment period and initiatives to retain subscribers. Historically, we have experienced slightly higher churn in the months following the expiration of commitments for new subscribers. In February 2008, we extended the required new subscriber commitment from 18 to 24 months. During the last half of 2009, due to the change in promotional mix, we had fewer expiring new subscriber commitments. We continue to focus on addressing operational inefficiencies specific to DISH Network which we believe will contribute to long-term subscriber growth. ARPU has been negatively impacted by promotional discounts on programming offered to new subscribers and our initiatives to retain subscribers, both of which negatively impacted our subscriber-related margins. “Subscriber-related expenses” continued to be negatively impacted by increased programming costs and initiatives to retain subscribers, migrate certain subscribers to make more efficient use of transponder capacity, and improve customer service.
The current overall economic environment has negatively impacted many industries including ours. In addition, the overall growth rate in the pay-TV industry has slowed in recent years. Within this maturing industry, competition has intensified with the rapid growth of fiber-based pay-TV services offered by telecommunications companies. Furthermore, programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved. Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to this emerging digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.
While economic factors have impacted the entire pay-TV industry, our relative performance has been mostly driven by issues specific to DISH Network. In recent years, DISH Network’s position as the low cost provider in the pay-TV industry has been eroded by increasingly aggressive promotional pricing used by our competitors to attract new subscribers and similarly aggressive promotions and tactics used to retain existing subscribers. Some competitors have been especially aggressive and effective in marketing their service. Furthermore, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH Network. We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third party retailers and installers to provide high-quality service.
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions in prior years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008. This distribution relationship ended January 31, 2009. Consequently, beginning with the second quarter 2009, AT&T no longer contributed to our gross subscriber additions. In addition, nearly one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may continue to churn at higher than historical rates following termination of the AT&T distribution relationship.
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
We have also been changing equipment to migrate certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives. We expect to continue these initiatives through 2010. We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.
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
To address our operational inefficiencies, we have streamlined our hardware offerings and continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. The adoption of these measures has contributed to higher expenses and lower margins. While we believe that the increased costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.
Programming costs represent a large percentage of our “Subscriber-related expenses.” As a result, our margins may face further downward pressure from price increases and the renewal of long-term programming contracts on less favorable pricing terms.
To maintain and enhance our competitiveness over the long term, we plan to promote a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as, “TV Everywhere.” TV Everywhere utilizes, among other things, Slingbox “placeshifting” technology.
Liquidity Drivers
Like many companies, we make general investments in property such as satellites, information technology and facilities that support our overall business. As a subscriber-based company, however, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers. While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary. Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment. Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive.
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
Our subscriber-specific investments to acquire new subscribers have a significant impact on our cash flow. While fewer subscribers might translate into lower ongoing cash flow in the long-term, cash flow is actually aided in the short-term by the reduction in subscriber-specific investment spending. As a result, a slow down in our business due to external or internal factors does not introduce the same level of short-term liquidity risk as it might in other industries.
Availability of Credit and Effect on Liquidity
While the ability to raise capital has generally existed for DISH Network despite the weak economic conditions, the cost of such capital has not been as attractive as in prior periods. Because of the cash flow of our company and the absence of any material debt payments over the next year, the higher cost of capital will not impact our current operational plans. However, we might be less likely to pursue initiatives which could increase shareholder value over the long run, such as making strategic investments, prepaying debt, or buying back our own stock. Alternatively, if we decided to pursue such initiatives, the cost of doing so would be greater. Currently, we have no existing lines of credit, nor have we historically.
Future Liquidity
Our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” grew from 51.4% to 52.2% in 2008 and reached 55.1% during 2009. Our “Subscriber-related expenses” continued to be negatively impacted by increased programming costs and initiatives to retain subscribers, migrate certain subscribers to make more efficient use of transponder capacity, and improve customer service. In addition, our “Subscriber-related revenue” was negatively impacted by our increase in the use of promotional discounts on programming offered to new subscribers and retention initiatives offered to existing subscribers. Uncertainties about these trends may impact our cash flow and results of operations. In addition, although our subscriber base has recently increased, we continue to be impacted by operational issues specific to DISH Network, as previously discussed.
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
Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. We have determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. We and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement. We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
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
EXPLANATION OF KEY METRICS AND OTHER ITEMS
Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, pay-per-view, Latino and international subscription television services, equipment rental fees and other hardware related fees, including fees for DVRs and additional outlet fees from subscribers with multiple receivers, advertising services, fees earned from our in-home service operations, equipment upgrade fees, HD programming and other subscriber revenue. Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.
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
Satellite and transmission expenses — EchoStar. “Satellite and transmission expenses — EchoStar” includes the cost of digital broadcast operations provided to us by EchoStar, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control and other professional services. In addition, this category includes the cost of leasing satellite and transponder capacity on satellites that were distributed to EchoStar, in connection with the Spin-off.
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
Subscriber acquisition costs. In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of our receiver systems to attract new DISH Network subscribers. Our “Subscriber acquisition costs” include the cost of our receiver systems sold to retailers and other distributors of our equipment, the cost of receiver systems sold directly by us to subscribers, net costs related to our promotional incentives, and costs related to installation and acquisition advertising. We exclude the value of equipment capitalized under our lease program for new subscribers from “Subscriber acquisition costs.”
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
Other, net. The main components of “Other, net” are gains and losses realized on the sale of investments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of non-marketable strategic investments accounted for at fair value and equity in earnings and losses of our affiliates.
Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income (loss) attributable to DISH Network common shareholders” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Taxes” and “Depreciation and amortization.” This “non-GAAP measure” is reconciled to “Net income (loss) attributable to DISH Network common shareholders” in our discussion of “Results of Operations” below.
DISH Network subscribers. We include customers obtained through direct sales, third-party retailers and other distribution relationships in our DISH Network subscriber count. We also provide DISH Network service to hotels, motels and other commercial accounts. For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our America’s Top 120 programming package (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.
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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2009	2008	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$11,538,729	$11,455,575	$83,154	0.7
Equipment sales and other revenue	97,863	124,261	(26,398)	(21.2)
Equipment sales, transitional services and other revenue — EchoStar	27,559	37,351	(9,792)	(26.2)

Total revenue	11,664,151	11,617,187	46,964	0.4

Costs and Expenses:
Subscriber-related expenses	6,359,329	5,977,355	381,974	6.4
% of Subscriber-related revenue	55.1%	52.2%
Satellite and transmission expenses — EchoStar	319,752	305,322	14,430	4.7
% of Subscriber-related revenue	2.8%	2.7%
Satellite and transmission expenses — Other	33,672	32,407	1,265	3.9
% of Subscriber-related revenue	0.3%	0.3%
Equipment, transitional services and other cost of sales	121,238	169,917	(48,679)	(28.6)
Subscriber acquisition costs	1,539,562	1,531,741	7,821	0.5
General and administrative expenses	602,611	544,035	58,576	10.8
% of Total revenue	5.2%	4.7%
Tivo litigation expense	361,024	—	361,024	NM
Depreciation and amortization	940,033	1,000,230	(60,197)	(6.0)

Total costs and expenses	10,277,221	9,561,007	716,214	7.5

Operating income (loss)	1,386,930	2,056,180	(669,250)	(32.5)

Other Income (Expense):
Interest income	30,034	51,217	(21,183)	(41.4)
Interest expense, net of amounts capitalized	(388,425)	(369,878)	(18,547)	(5.0)
Other, net	(15,707)	(168,713)	153,006	90.7

Total other income (expense)	(374,098)	(487,374)	113,276	23.2

Income (loss) before income taxes	1,012,832	1,568,806	(555,974)	(35.4)
Income tax (provision) benefit, net	(377,429)	(665,859)	288,430	43.3
Effective tax rate	37.3%	42.4%

Net income (loss)	635,403	902,947	(267,544)	(29.6)
Less: Net income (loss) attributable to noncontrolling interest	(142)	—	(142)	NM

Net income (loss) attributable to DISH Network common shareholders	$635,545	$902,947	$(267,402)	(29.6)

Other Data:
DISH Network subscribers, as of period end (in millions)	14.100	13.678	0.422	3.1
DISH Network subscriber additions, gross (in millions)	3.118	2.966	0.152	5.1
DISH Network subscriber additions, net (in millions)	0.422	(0.102)	0.524	NM
Average monthly subscriber churn rate	1.64%	1.86%	(0.22)%	(11.8)
Average monthly revenue per subscriber (“ARPU”)	$70.04	$69.27	$0.77	1.1
Average subscriber acquisition cost per subscriber (“SAC”)	$697	$720	$(23)	(3.2)
EBITDA	$2,311,398	$2,887,697	$(576,299)	(20.0)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Overview. Revenue totaled $11.664 billion for the year ended December 31, 2009, an increase of $47 million or 0.4% compared to the same period in 2008. “Net income (loss) attributable to DISH Network common shareholders” totaled $636 million, a decrease of $267 million or 29.6%.
DISH Network added approximately 422,000 net new subscribers during the year ended December 31, 2009 as a result of higher gross subscriber additions and reduced churn. Our increased gross subscriber additions were primarily a result of our sales and marketing promotions during the last half of 2009. Churn was positively impacted by, among other things, the completion of our security access device replacement program, an increase in our new subscriber commitment period and initiatives to retain subscribers. Historically, we have experienced slightly higher churn in the months following the expiration of commitments for new subscribers. In February 2008, we extended the required new subscriber commitment from 18 to 24 months. During the last half of 2009, due to the change in promotional mix, we had fewer expiring new subscriber commitments. We continue to focus on addressing operational inefficiencies specific to DISH Network which we believe will contribute to long-term subscriber growth. ARPU has been negatively impacted by promotional discounts on programming offered to new subscribers and our initiatives to retain subscribers, both of which negatively impacted our subscriber-related margins. “Subscriber-related expenses” continued to be negatively impacted by increased programming costs and initiatives to retain subscribers, migrate certain subscribers to make more efficient use of transponder capacity, and improve customer service.
DISH Network subscribers. As of December 31, 2009, we had approximately 14.100 million DISH Network subscribers compared to approximately 13.678 million subscribers at December 31, 2008, an increase of 3.1%. DISH Network added approximately 3.118 million gross new subscribers for the year ended December 31, 2009, compared to approximately 2.966 million during the same period in 2008, an increase of 5.1%.
DISH Network added approximately 422,000 net new subscribers during the year ended December 31, 2009, compared to a loss of approximately 102,000 net new subscribers during the same period in 2008. Our average monthly subscriber churn rate for the year ended December 31, 2009 was 1.64%, compared to 1.86% for the same period in 2008. We believe this increase in net new subscribers and the decrease in churn primarily resulted from the factors discussed in the “Overview” above. Although churn declined during the year, given the increasingly competitive nature of our industry and the current economic conditions, we may not be able to maintain or continue to reduce churn without increasing our spending on customer retention incentives, which would have a negative effect on our results of operations and free cash flow.
We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third party retailers and installers to provide high-quality service. Most of these factors have affected both gross new subscriber additions as well as existing subscriber churn. Our future gross subscriber additions and subscriber churn may continue to be negatively impacted by these factors, which could in turn adversely affect our revenue growth.
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions in prior years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008. This distribution relationship ended January 31, 2009. Consequently, beginning with the second quarter 2009, AT&T no longer contributed to our gross subscriber additions. In addition, nearly one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may continue to churn at higher than historical rates following termination of the AT&T distribution relationship.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $11.539 billion for the year ended December 31, 2009, an increase of $83 million or 0.7% compared to the same period in 2008. This change was primarily related to the increase in “ARPU” discussed below, partially offset by the decline in our subscriber base from second quarter 2008 through first quarter 2009.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
ARPU. “Average monthly revenue per subscriber” was $70.04 during the year ended December 31, 2009 versus $69.27 during the same period in 2008. The $0.77 or 1.1% increase in ARPU was primarily attributable to price increases in February 2009 and 2008 on some of our most popular programming packages and changes in the sales mix toward HD programming packages and advanced hardware offerings. As a result of our current promotions, which provide an incentive for advanced hardware offerings, we continue to see increased hardware related fees, which include fees earned from our in-home service operations, rental fees and fees for DVRs. These increases were partially offset by increases in the amount of promotional discounts on programming offered to our new subscribers and retention initiatives offered to existing subscribers, and by decreases in premium movie revenue and pay-per-view buys.
Equipment sales and other revenue. “Equipment sales and other revenue” totaled $98 million during the year ended December 31, 2009, a decrease of $26 million or 21.2% compared to the same period during 2008. The decrease in “Equipment sales and other revenue” primarily resulted from a decrease in sales of non-subsidized DBS accessories.
Subscriber-related expenses. “Subscriber-related expenses” totaled $6.359 billion during the year ended December 31, 2009, an increase of $382 million or 6.4% compared to the same period 2008. The increase in “Subscriber-related expenses” was primarily attributable to higher costs for programming content and call center operations. The increase in programming content costs was primarily related to price increases in certain of our programming contracts and the renewal of certain contracts at higher rates. The increases related to call center operations were driven in part by our investments in staffing, training, information systems, and other initiatives. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to better scale our business over the long run. We cannot, however, be certain that our increased spending will ultimately yield these benefits. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. “Subscriber-related expenses” represented 55.1% and 52.2% of “Subscriber-related revenue” during the years ended December 31, 2009 and 2008, respectively.
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
Satellite and transmission expenses — EchoStar. “Satellite and transmission expenses — EchoStar” totaled $320 million during the year ended December 31, 2009, an increase of $14 million or 4.7% compared to 2008. The increase in “Satellite and transmission expenses — EchoStar” is primarily related to higher uplink center costs, partially offset by fewer transponders leased during the year ended December 31, 2009 compared to the same period in 2008. The higher uplink center costs were primarily associated with an increase in the charges from EchoStar related to infrastructure costs for new ground equipment to support our new satellites and the routine replacement of existing uplink equipment. The decline in transponder lease expense primarily relates to a reduction in the number of transponders leased as a result of the launch of an owned satellite. This decrease was partially offset by the increase in expense related to the Nimiq 5 satellite, which was placed in service in October 2009. “Satellite and transmission expenses — EchoStar” as a percentage of “Subscriber-related revenue” increased to 2.8% in 2009 from 2.7% in 2008.
During September 2009, we entered into a ten-year satellite service agreement with EchoStar for capacity on the Nimiq 5 satellite. Pursuant to this agreement, we will receive service from EchoStar on all 32 of the DBS transponders covered by our transponder contract with Telesat. We began receiving service on 16 of these DBS transponders upon service commencement of the satellite on October 10, 2009 and will receive service on the remaining 16 DBS transponders over a phase-in period that will be completed in 2012. We expect “Satellite and transmission expenses — EchoStar” to continue to increase in 2010 as a result of our Nimiq 5 agreement and our other new satellites to be placed in service.
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” totaled $121 million during the year ended December 31, 2009, a decrease of $49 million or 28.6% compared to the same period in 2008. This decrease in “Equipment, transitional services and other cost of sales” primarily resulted

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
from lower non-subsidized sales of DBS accessories, a decline in charges for slow moving and obsolete inventory and a decrease in services provided to EchoStar under our transitional services agreement with EchoStar.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $1.540 billion for the year ended December 31, 2009, an increase of $8 million or 0.5% compared to the same period in 2008. This increase was primarily attributable to the increase in gross new subscribers discussed previously, partially offset by lower SAC discussed below.
SAC. SAC was $697 during the year ended December 31, 2009 compared to $720 during the same period in 2008, a decrease of $23, or 3.2%. This decrease was primarily attributable to a change in sales channel mix and a decrease in hardware costs per activation, partially offset by an increase in advertising costs. The decrease in hardware cost per activation was driven by a reduction in manufacturing costs for new receivers and due to more cost-effective deployment of set-top boxes, requiring less equipment per subscriber. These decreases in hardware costs were partially offset by an increase in deployment of more advanced set-top boxes, such as HD receivers and HD DVRs.
During the years ended December 31, 2009 and 2008, the amount of equipment capitalized under our lease program for new subscribers totaled $634 million and $604 million, respectively. This increase in capital expenditures under our lease program for new subscribers resulted primarily from the increase in gross new subscribers.
Capital expenditures resulting from our equipment lease program for new subscribers were partially mitigated by the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial. To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new lease program. During the years ended December 31, 2009 and 2008, these amounts totaled $94 million and $128 million, respectively.
Several years ago, we began deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology. These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites. A majority of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation. We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK to realize the bandwidth benefits sooner. In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs. All new receivers that we purchase from EchoStar now have MPEG-4 technology. Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology. This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our SAC.
Our “Subscriber acquisition costs” and “SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies. See further discussion under “Liquidity and Capital Resources — Subscriber Acquisition and Retention Costs.”
General and administrative expenses. “General and administrative expenses” totaled $603 million during the year ended December 31, 2009, an increase of $59 million or 10.8% compared to the same period in 2008. This increase was primarily attributable to additional costs to support the DISH Network television service including personnel costs and professional fees. “General and administrative expenses” represented 5.2% and 4.7% of “Total revenue” during the years ended December 31, 2009 and 2008, respectively. The increase in the ratio of the expenses to “Total revenue” was primarily attributable to the increase in expenses discussed above.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Tivo litigation expense. We recorded $361 million of “Tivo litigation expense” during the year ended December 31, 2009 for supplemental damages, contempt sanctions and interest. See Note 14 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.
Depreciation and amortization. “Depreciation and amortization” expense totaled $940 million during the year ended December 31, 2009, a $60 million or 6.0% decrease compared to the same period in 2008. The decrease in “Depreciation and amortization” expense was primarily due to the declines in depreciation expense related to set-top boxes used in our lease programs and the abandonment of a software development project during 2008 that was designed to support our IT systems. The decrease related to set-top-boxes was primarily attributable to capitalization of a higher mix of new advanced equipment in 2009 compared to the same period in 2008, which has a longer estimated useful life. In addition, the satellite depreciation expense declined due to the retirements of certain satellites from commercial service, almost entirely offset by depreciation expense associated with satellites placed in service in 2008.
Interest income. “Interest income” totaled $30 million during the year ended December 31, 2009, a decrease of $21 million or 41.4% compared to the same period in 2008. This decrease principally resulted from lower percentage returns earned on our cash and marketable investment securities, partially offset by higher average cash and marketable investment securities balances during the year ended December 31, 2009.
Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $388 million during the year ended December 31, 2009, an increase of $19 million or 5.0% compared to the same period in 2008. This change primarily resulted from an increase in interest expense related to the issuance of debt during 2009 and 2008 and the Ciel II capital lease, partially offset by a decrease in interest expense associated with 2008 debt redemptions.
Other, net. “Other, net” expense totaled $16 million during the year ended December 31, 2009 compared to $169 million in 2008, a decrease of $153 million. This decrease primarily resulted from $178 million less in impairment charges on marketable and other investment securities, partially offset by $33 million less in net gains on the sale and exchanges of investments in 2009 compared to 2008.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.311 billion during the year ended December 31, 2009, a decrease of $576 million or 20.0% compared to the same period in 2008. EBITDA for the year ended December 31, 2009 was negatively impacted by the $361 million “Tivo litigation expense.” The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2009	2008
	(In thousands)
EBITDA	$2,311,398	$2,887,697
Less:
Interest expense, net	358,391	318,661
Income tax provision (benefit), net	377,429	665,859
Depreciation and amortization	940,033	1,000,230

Net income (loss) attributable to DISH Network common shareholders	$635,545	$902,947

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
Income tax (provision) benefit, net. Our income tax provision was $377 million during the year ended December 31, 2009, a decrease of $288 million compared to the same period in 2008. The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes” and a decrease in our effective tax rate.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
During the year ended December 31, 2008, our effective tax rate was negatively impacted by the establishment of an $80 million valuation allowance against deferred tax assets, which are capital in nature.
Net income (loss) attributable to DISH Network common shareholders. “Net income (loss) attributable to DISH Network common shareholders” was $636 million during the year ended December 31, 2009, a decrease of $267 million compared to $903 million for the same period in 2008. The decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2008	2007	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$11,455,575	$10,690,976	$764,599	7.2
Equipment sales and other revenue	124,261	399,399	(275,138)	(68.9)
Equipment sales, transitional services and other revenue — EchoStar	37,351	—	37,351	NM

Total revenue	11,617,187	11,090,375	526,812	4.8

Costs and Expenses:
Subscriber-related expenses	5,977,355	5,496,579	480,776	8.7
% of Subscriber-related revenue	52.2%	51.4%
Satellite and transmission expenses — EchoStar	305,322	—	305,322	NM
% of Subscriber-related revenue	2.7%	0.0%
Satellite and transmission expenses — Other	32,407	180,687	(148,280)	(82.1)
% of Subscriber-related revenue	0.3%	1.7%
Equipment, transitional services and other cost of sales	169,917	281,722	(111,805)	(39.7)
Subscriber acquisition costs	1,531,741	1,570,415	(38,674)	(2.5)
General and administrative expenses	544,035	624,251	(80,216)	(12.8)
% of Total revenue	4.7%	5.6%
Tivo litigation expense	—	33,907	(33,907)	(100.0)
Depreciation and amortization	1,000,230	1,329,410	(329,180)	(24.8)

Total costs and expenses	9,561,007	9,516,971	44,036	0.5

Operating income (loss)	2,056,180	1,573,404	482,776	30.7

Other Income (Expense):
Interest income	51,217	137,872	(86,655)	(62.9)
Interest expense, net of amounts capitalized	(369,878)	(405,319)	35,441	8.7
Other, net	(168,713)	(55,804)	(112,909)	NM

Total other income (expense)	(487,374)	(323,251)	(164,123)	(50.8)

Income (loss) before income taxes	1,568,806	1,250,153	318,653	25.5
Income tax (provision) benefit, net	(665,859)	(494,099)	(171,760)	(34.8)
Effective tax rate	42.4%	39.5%

Net income (loss)	902,947	756,054	146,893	19.4
Less: Net income (loss) attributable to noncontrolling interest	—	—	—

Net income (loss) attributable to DISH Network common shareholders	$902,947	$756,054	$146,893	19.4

Other Data:
DISH Network subscribers, as of period end (in millions)	13.678	13.780	(0.102)	(0.7)
DISH Network subscriber additions, gross (in millions)	2.966	3.434	(0.468)	(13.6)
DISH Network subscriber additions, net (in millions)	(0.102)	0.675	(0.777)	(115.1)
Average monthly subscriber churn rate	1.86%	1.70%	0.16%	9.4
Average monthly revenue per subscriber (“ARPU”)	$69.27	$65.83	$3.44	5.2
Average subscriber acquisition cost per subscriber (“SAC”)	$720	$656	$64	9.8
EBITDA	$2,887,697	$2,847,010	$40,687	1.4

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
We believe our gross and net subscriber additions as well as our subscriber churn were negatively impacted by weak economic conditions, aggressive promotional and retention offerings by our competition, our relative discipline in our own promotional and retention activities including the amount of discounted programming or equipment we have offered, the heavy marketing of HD service by our competition, the growth of fiber-based and Internet-based pay TV providers, signal theft and other forms of fraud, and operational inefficiencies at DISH Network. Most of these factors have affected both gross new subscriber additions as well as existing subscriber churn.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $11.456 billion for the year ended December 31, 2008, an increase of $765 million or 7.2% compared to 2007. This increase was primarily related to the increase in “ARPU” discussed below and a higher average subscriber base in 2008 compared to 2007.
ARPU. Average monthly revenue per subscriber was $69.27 during the year ended December 31, 2008 versus $65.83 during the same period in 2007. The $3.44 or 5.2% increase in ARPU was primarily attributable to (i) price increases in February 2008 and 2007 on some of our most popular programming packages, (ii) an increase in hardware related fees, including rental fees and fees for DVRs, (iii) increased penetration of HD programming driven in part by the availability of HD local channels, (iv) an increase in fees earned from our in-home service operations, and (v) increased advertising revenue. This increase was partially offset by a decrease in revenue from our original agreement with AT&T.
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
Subscriber-related expenses. “Subscriber-related expenses” totaled $5.977 billion during the year ended December 31, 2008, an increase of $481 million or 8.7% compared to the same period in 2007. The increase in “Subscriber-related expenses” was primarily attributable to higher costs for: (i) programming content, (ii) customer retention, (iii) call center operations, (iv) in-home service operations, (v) the refurbishment and repair of receiver systems used in our equipment lease programs, partially offset by a decrease in costs associated with our original agreement with AT&T. The increase in customer retention expense was primarily driven by more upgrading of existing customers to HD and DVR receivers and the changing of equipment for certain subscribers to make more efficient use of satellite bandwidth in support of HD and other initiatives. We believe that the benefit from the increase in available satellite bandwidth outweighs the short-term cost of these equipment changes. The increases related to call center and in-home service operations were driven in part by our investments in staffing, training, information systems, and other initiatives. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to better scale our business over the long run. We cannot, however, be certain that our increased spending will ultimately yield these benefits. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. “Subscriber-related expenses” represented 52.2% and 51.4% of

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -Continued
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
Satellite and transmission expenses — other. “Satellite and transmission expenses — other” totaled $32 million during the year ended December 31, 2008, a decrease of $148 million or 82.1% compared to the same period in 2007. As previously discussed, prior to the Spin-off, “Satellite and transmission expenses — other” included costs associated with the operation of our digital broadcast centers, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, satellite and transponder leases, and other related services. Following the Spin-off, these digital broadcast operation services have been provided to us by EchoStar and are included in “Satellite and transmission expenses — EchoStar.”
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
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new lease program. During the years ended December 31, 2008 and 2007, these amounts totaled $128 million and $87 million, respectively.
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
Tivo litigation expense. The 2007 “Litigation expense” of $34 million related to the Tivo litigation and represents the estimated cost of any software infringement prior to the implementation of the alternative technology, plus interest subsequent to the jury verdict.
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
Interest income. “Interest income” totaled $51 million during the year ended December 31, 2008, a decrease of $87 million or 62.9% compared to the same period in 2007. This decrease principally resulted from lower average carrying balances, as well as rate of return, of our cash and marketable investment securities during 2008 compared to the same period in 2007.
Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $370 million during the year ended December 31, 2008, a decrease of $35 million or 8.7% compared to the same period in 2007. This decrease primarily resulted from the reduction in interest expense associated with 2007 and 2008 debt redemptions and the contribution of satellite capital leases to EchoStar in connection with the Spin-off, partially offset by an increase in interest expense related to the issuance of debt during 2008.
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

	For the Years Ended
	December 31,
	2008	2007
	(In thousands)
EBITDA	$2,887,697	$2,847,010
Less:
Interest expense, net	318,661	267,447
Income tax provision (benefit), net	665,859	494,099
Depreciation and amortization	1,000,230	1,329,410

Net income (loss) attributable to DISH Network common shareholders	$902,947	$756,054

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
Net income (loss) attributable to DISH Network common shareholders. Net income attributable to DISH Network common shareholders was $903 million during the year ended December 31, 2008, an increase of $147 million compared to $756 million for the same period in 2007. The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents and Current Marketable Investment Securities
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities. As of December 31, 2009, our cash, cash equivalents and current marketable investment securities totaled $2.139 billion compared to $559 million as of December 31, 2008, an increase of $1.580 billion. This increase in cash, cash equivalents and current marketable investment securities was primarily related to cash generated from operations of $2.195 billion and the net proceeds of $1.377 billion related to our 7 3/8% Senior Notes due 2019 issued in 2009, partially offset by capital expenditures of $1.037 billion and the $894 million dividend paid on our Class A and Class B common stock.
We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”). VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source. While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated on a same day or on a five business day settlement basis. As of December 31, 2009 and 2008, we held VRDNs with fair values of $1.054 billion and $240 million, respectively.
The following discussion highlights our cash flow activities during the years ended December 31, 2009, 2008 and 2007.
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
During the years ended December 31, 2009, 2008 and 2007, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Free cash flow	$1,157,353	$1,058,454	$1,172,198
Add back:
Purchases of property and equipment	1,037,190	1,129,890	1,444,522

Net cash flows from operating activities	$2,194,543	$2,188,344	$2,616,720

The increase in free cash flow from 2008 to 2009 of $99 million resulted from an increase in “Net cash flows from operating activities” of $6 million or 0.3% and a decrease in “Purchases of property and equipment” of $93 million or 8.2%. The increase in “Net cash flows from operating activities” was primarily attributable to an $877 million increase in cash resulting from changes in operating assets and liabilities, partially offset by a $871 million decrease in net income, adjusted to exclude non-cash changes in “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments,” and “Deferred income tax expense (benefit).” The increase in cash resulting from changes in operating assets and liabilities primarily relates to timing differences between book expense and cash payments, including a $361 million increase in the Tivo litigation accrual and a $386 million increase in cash flow related to working capital changes and other long-term operating assets. The decrease in “Purchases of property and equipment” in 2009 was primarily attributable to a decline in expenditures for satellite construction, and equipment under our lease program for existing subscribers, partially offset by increased spending for equipment under our lease program for new subscribers.
The decline in free cash flow from 2007 to 2008 of $114 million resulted from a decrease in “Net cash flows from operating activities” of $429 million, or 16.4%, partially offset by a decrease in “Purchases of property and equipment” of $315 million, or 21.8%. The decrease in “Net cash flows from operating activities” was primarily attributable to a $351 million decrease in cash resulting from changes in operating assets and liabilities and a $59 million decrease in net income, adjusted to exclude non-cash changes in “Depreciation and amortization” expense and “Realized and unrealized losses (gains) on investments.” The decrease in cash resulting from changes in operating assets and liabilities primarily relates to increases in cash outflows of $619 million resulting from changes in accounts payable, accounts receivable, income tax receivable, deferred revenue and inventories, partially offset by a $277 million increase in net amounts payable to EchoStar. The decrease in “Purchases of property and equipment” in 2008 was primarily attributable to a decline in expenditures for satellite construction, corporate capital expenditures, and equipment under our lease program for new subscribers, partially offset by increased spending for equipment under our lease program for existing subscribers.
Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base and to expand our infrastructure. For the years ended December 31, 2009, 2008 and 2007, we reported net cash flows from operating activities of $2.195 billion, $2.188 billion, and $2.617 billion, respectively. See discussion of changes in net cash flows from operating activities included in “Free cash flow” above.
Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, strategic investments and cash used to grow our subscriber base and expand our infrastructure. For the years ended December 31, 2009, 2008 and 2007, we reported net cash outflows from investing activities of $2.606 billion, $1.597 billion and $2.471 billion, respectively. During the years ended December 31, 2009, 2008 and 2007, capital expenditures for new and existing customer equipment totaled $876 million, $920 million and $928 million, respectively.
The increase in net cash outflows from investing activities from 2008 to 2009 of $1.008 billion primarily resulted from a net increase in purchases of marketable investment securities, a decrease in proceeds from the sale of investments and an increase in cash used for the purchases of strategic investments. The overall net increases were partially offset by cash used for purchases of FCC licenses during 2008 and a decrease in cash used for purchases of property and equipment during 2009 compared to 2008.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
The decrease in net cash outflows from investing activities from 2007 to 2008 of $873 million primarily resulted from a net decrease in purchases of marketable investment securities, a decrease in cash used for purchases of property and equipment, a decrease in cash used for the purchases of strategic investments, including Sling Media, and an increase in proceeds from the sale of investments. The overall net decreases were partially offset by an increase in cash used for purchases of FCC licenses during 2008 compared to 2007.
Cash flows from financing activities. Our financing activities generally include net proceeds related to the issuance of long-term debt, cash used for the repurchase, redemption or payment of long-term-debt and capital lease obligations, dividends paid on our Class A and Class B common stock and repurchases of our Class A common stock. For the year ended December 31, 2009, we reported net cash inflows from financing activities of $418 million. For the years ended December 31, 2008 and 2007, we reported net cash outflows from financing activities of $1.412 billion and $976 million, respectively.
The increase in net cash inflows from 2008 to 2009 primarily resulted from a decrease in the repayment of long-term debt and capital lease obligations, an increase in the net proceeds related to the issuance of long-term debt and a decline in stock repurchases. This increase in net cash inflows was partially offset by the dividend payment of $894 million during 2009. In addition, the 2008 cash outflows were negatively impacted by the distribution to EchoStar related to the Spin-off.
The increase in net cash outflows from 2007 to 2008 includes an increase in cash outflows for debt redemptions, distributions related to the Spin-off and stock repurchases. This increase in net cash outflows was partially offset by an increase in cash inflows related to issuance of new debt during 2008.
Other Liquidity Items
700 MHz Spectrum
In 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009. To commercialize these licenses and satisfy FCC build-out requirements, we will be required to make significant additional investments or partner with others. Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly. Part or all of our licenses may be terminated for failure to satisfy FCC build-out requirements. We are currently performing a market test to evaluate different technologies and consumer acceptance.
Subscriber Churn
DISH Network added approximately 422,000 net new subscribers for the year ended December 31, 2009, compared to losing approximately 102,000 net subscribers during the same period in 2008. This increase primarily resulted from an increase in gross new subscribers and a decrease in our subscriber churn rate to 1.64% compared to 1.86% for the same period in 2008. See “Results of Operations” above for further discussion.
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions in prior years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008. This distribution relationship ended January 31, 2009. Consequently, beginning with the second quarter 2009, AT&T no longer contributed to our gross subscriber additions. In addition, nearly one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may continue to churn at higher than historical rates following termination of the AT&T distribution relationship.
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
Security Systems
Increases in theft of our signal, or our competitors’ signals, could in addition to reducing new subscriber activations, also cause subscriber churn to increase. We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content (“Security Access Devices”). Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult. It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft. During the second quarter of 2009, we completed the replacement of our Security Access Devices that re-secured our system. However, we expect additional future replacements of these devices will be necessary to keep our system secure. We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.
Stock Repurchases
Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock. During the year ended December 31, 2009, we repurchased 1.9 million shares of our common stock for $19 million. On November 3, 2009, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares through and including December 31, 2010.
Subscriber Acquisition and Retention Costs
We incur significant upfront costs to acquire subscribers, including advertising, retailer incentives, equipment, installation, and new customer promotions. While we attempt to recoup these upfront costs over the lives of their subscription, there can be no assurance that we will. We deploy business rules such as credit requirements and commitments to receive service for a minimum term, and we strive to provide outstanding customer service, to increase the likelihood of customers keeping their DISH Network service over longer periods of time. Our subscriber acquisition costs may vary significantly from period to period.
We incur significant costs to retain our existing customers, mostly by upgrading their equipment to HD and DVR receivers. As with our subscriber acquisition costs, our retention spending includes the cost of equipment and installation. In certain circumstances, we also offer free programming and/or promotional pricing for limited periods for existing customers in exchange for a contractual commitment. A component of our retention efforts includes the installation of equipment for customers who move. Our subscriber retention costs may vary significantly from period to period.
Other
We are also vulnerable to fraud, particularly in the acquisition of new subscribers. While we are addressing the impact of subscriber fraud through a number of actions, including eliminating certain payment options for subscribers, there can be no assurance that we will not continue to experience fraud which could impact our subscriber growth and churn. The weak economic conditions may create greater incentive for signal theft and subscriber fraud, which could lead to higher subscriber churn and reduced revenue.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Obligations and Future Capital Requirements
Contractual Obligations and Off-Balance Sheet Arrangements
As of December 31, 2009, future maturities of our debt and contractual obligations are summarized as follows:

	Payments due by period
	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)
Long-term debt obligations	$6,192,107	$4,143	$1,004,375	$4,622	$504,183	$1,003,732	$3,671,052
Capital lease obligations	304,457	22,375	21,043	20,569	22,630	25,943	191,897
Interest expense on long-term debt and capital lease obligations	2,892,646	471,415	465,280	399,589	397,485	360,202	798,675
Satellite-related obligations	1,901,944	275,418	207,882	219,022	173,805	153,788	872,029
Operating lease obligations	135,510	54,562	31,386	24,975	13,567	5,049	5,971
Purchase obligations	1,395,012	1,331,031	22,460	18,750	18,941	3,830	—

Total	$12,821,676	$2,158,944	$1,752,426	$687,527	$1,130,611	$1,552,544	$5,539,624

The table above does not include $240 million of liabilities associated with unrecognized tax benefits which were accrued, as discussed in Note 10 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, and are included on our Consolidated Balance Sheets as of December 31, 2009. We do not expect any portion of this amount to be paid or settled within the next twelve months.
In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.
We have semi-annual cash interest requirements for our outstanding long-term debt securities, which are included in the table above. See Note 9 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for details.
Other than the “Guarantees” disclosed in Note 14 to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K., we generally do not engage in off-balance sheet financing activities.
Satellite-Related Obligations
Satellites Under Construction. As of December 31, 2009, we had entered into the following contracts to construct new satellites which are contractually scheduled to be completed within the next year. Future commitments related to these satellites are included in the table above under “Satellite-related obligations” except where noted below.
•	EchoStar XIV. During 2007, we entered into a contract for the construction of EchoStar XIV, a DBS satellite, which was shipped from the manufacturer to the launch site and is scheduled for launch in early 2010.

•	EchoStar XV. During 2008, we entered into a contract for the construction of EchoStar XV, a DBS satellite, which is expected to be completed in mid-2010.
In addition, we have agreed to lease capacity on two satellites from EchoStar that are currently under construction. Future commitments related to these satellites are included in the table above under “Satellite-related obligations.”
•	QuetzSat-1. During 2008, we entered into a ten-year transponder service agreement with EchoStar to lease capacity on QuetzSat-1, a DBS satellite, which is expected to be completed during 2011.

•	EchoStar XVI. During December 2009, we entered into a ten-year transponder service agreement with EchoStar to lease capacity on EchoStar XVI, a DBS satellite, which is expected to be completed during 2012.

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
Purchase Obligations
Our 2010 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, satellite and transponder leases, engineering and for products and services related to the operation of our DISH Network. Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.
Programming Contracts
In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are fully contingent on the number of subscribers to whom we provide the respective content. These programming commitments are not included in the “Contractual obligations and off-balance sheet arrangements” table above. The terms of our contracts typically range from one to ten years with annual rate increases. Our programming expenses will continue to increase to the extent we are successful growing in our subscriber base. In addition, our margins may face further downward pressure from price increases and the renewal of long term programming contracts on less favorable pricing terms.
Future Capital Requirements
We expect to fund our future working capital, capital expenditure and debt service requirements from cash generated from operations, existing cash and marketable investment securities balances, and cash generated through new additional capital. The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs. The majority of our capital expenditures for 2010 are driven by the costs associated with subscriber premises equipment, included in our firm purchase obligations, as well as capital expenditures for our satellite-related obligations. These expenditures are necessary to operate and maintain the DISH Network television service. Consequently, we consider them to be non-discretionary. The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives, including our plans to expand our national and local HD offerings and other strategic opportunities that may arise from time to time. Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time, and could increase materially as a result of increased competition, significant satellite failures, or continued weak economic conditions. These factors could require that we raise additional capital in the future.
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
Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. We have determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. We and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement. We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
From time to time we evaluate opportunities for strategic investments or acquisitions that may complement our current services and products, enhance our technical capabilities, improve or sustain our competitive position, or otherwise offer growth opportunities. We may make investments in or partner with others to expand our business into mobile and portable video, IPTV, data and voice services. Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations.
In 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009. To commercialize these licenses and satisfy FCC build-out requirements, we will be required to make significant additional investments or partner with others. Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly. Part or all of our licenses may be terminated for failure to satisfy FCC build-out requirements. We are currently performing a market test to evaluate different technologies and consumer acceptance.
Recent developments in the financial markets have made it more difficult for issuers of high-yield indebtedness, such as us, to access capital markets at acceptable terms. These developments may have a significant effect on our cost of financing and our liquidity position.
A portion of our investment portfolio is invested in auction rate securities, mortgage backed securities, and strategic investments and as a result a portion of our portfolio has restricted liquidity. Liquidity in the markets for these investments has been impacted in the past year and these market conditions have adversely affected our liquidity. In addition, certain of these securities have defaulted or have been materially downgraded, causing us to record impairment charges. If the credit ratings of these securities further deteriorate or the lack of liquidity in the marketplace becomes prolonged, we may be required to record further impairment charges. Moreover, the current significant volatility of domestic and global financial markets has greatly affected the volatility and value of our marketable investment securities. To the extent we require access to funds, we may need to sell these securities under unfavorable market conditions, record further impairment charges and fall short of our financing needs.

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
According to Moody’s, a Ba3 rating indicates that the obligations are judged to have speculative elements and are subject to substantial credit risk. According to S&P, a BB- rating indicates the issuer is less vulnerable to nonpayment of interest and principal obligations than other speculative issues. However, the issuer faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation.
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
•	Capitalized satellite receivers. Since we retain ownership of certain equipment provided pursuant to our subscriber equipment lease programs, we capitalize and depreciate equipment costs that would otherwise be expensed at the time of sale. Such capitalized costs are depreciated over the estimated useful life of the equipment, which is based on, among other things, management’s judgment of the risk of technological obsolescence. Because of the inherent difficulty of making this estimate, the estimated useful life of capitalized equipment may change based on, among other things, historical experience and changes in technology as well as our response to competitive conditions. Changes in estimated useful life may impact “Depreciation and amortization” on our Consolidated Statements of Operations and Comprehensive Income (Loss). For example, if we decreased the estimated useful life of our capitalized subscriber equipment by one year, annual depreciation expense would increase by approximately $107 million.

•	Accounting for investments in private and publicly-traded securities. We hold debt and equity interests in companies, some of which are publicly traded and have highly volatile prices. We record an investment impairment charge in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when we believe an investment has experienced a decline in value that is judged to be other-than-temporary. We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Fair value of financial instruments. Fair value estimates of our financial instruments are made at a point in time, based on relevant market data as well as the best information available about the financial instrument. Weak economic conditions have resulted in inactive markets for certain of our financial instruments, including Mortgage-Backed Securities (“MBS”) and Auction Rate Securities (“ARS”). For certain of these instruments, there is no or limited observable market data. Fair value estimates for financial instruments for which no or limited observable market data is available are based on judgments regarding current economic conditions, liquidity discounts, currency, credit and interest rate risks, loss experience and other factors. These estimates involve significant uncertainties and judgments and may be a less precise measurement of fair value as compared to financial instruments where observable market data is available. We make certain assumptions related to expected maturity date, credit and interest rate risk based upon market conditions and prior experience. As a result, such calculated fair value estimates may

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
•	not be realizable in a current sale or immediate settlement of the instrument. In addition, changes in the underlying assumptions used in the fair value measurement technique, including liquidity risks, and estimate of future cash flows, could significantly affect these fair value estimates, which could have a material adverse impact on our financial position and results of operations. For example, as of December 31, 2009, we held $113 million of securities that lack observable market quotes, and a 10% decrease in our estimated fair value of these securities would result in a decrease of the reported amount by approximately $11 million.

•	Valuation of long-lived assets. We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. We evaluate our satellite fleet for recoverability as one asset group. See Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. The carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying value. In that event, a loss will be recorded in a new line item entitled “Impairments of indefinite-lived and long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying value exceeds the fair value of the long-lived asset or asset group. Fair value is determined primarily using the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced for estimated selling costs. Among other reasons, changes in estimates of future cash flows could result in a write-down of the asset in a future period.

•	Valuation of intangible assets with indefinite lives. We evaluate the carrying value of intangible assets with indefinite lives annually, and also when events and circumstances warrant. We use estimates of fair value to determine the amount of impairment, if any, of recorded intangible assets with indefinite lives. Fair value is determined primarily using the estimated future cash flows, discounted at a rate commensurate with the risk involved. While our impairment tests in 2009 indicated the fair value of our intangible assets were significantly above their carrying amounts, significant changes in our estimates of future cash flows could result in a write-down of intangible assets with indefinite lives in a future period, which will be recorded in a new line item entitled “Impairments of indefinite-lived and long-lived assets,” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and could be material to our consolidated results of operations and financial position. A 10% decrease in the estimated future cash flows or a 10% increase in the discount rate used in estimating the fair value of these assets (while all other assumptions remain unchanged) would not result in these assets being impaired.

•	Income taxes. Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. Determining necessary valuation allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. We periodically evaluate our need for a valuation allowance based on both historical evidence, including trends, and future expectations in each reporting period. Any such valuation allowance is recorded in either “Income tax (provision) benefit, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss) or “Accumulated other comprehensive income (loss) within “Stockholders’ equity (deficit)” on our Consolidated Balance Sheets. Future performance could have a significant effect on the realization of tax benefits, or reversals of valuation allowances, as reported in our consolidated results of operations.

•	Uncertainty in tax positions. Management evaluates the recognition and measurement of uncertain tax positions based on applicable tax law, regulations, case law, administrative rulings and pronouncements and the facts and circumstances surrounding the tax position. Changes in our estimates related to the recognition and measurement of the amount recorded for uncertain tax positions could result in significant changes in our “Income tax provision (benefit), net,” which could be material to our consolidated results of operations.

•	Contingent liabilities. A significant amount of management judgment is required in determining when, or if, an accrual should be recorded for a contingency and the amount of such accrual. Estimates generally are developed in consultation with outside counsel and are based on an analysis of potential outcomes. Due to the

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period to “General and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) that would be material to our consolidated results of operations and financial position.
New Accounting Pronouncements
Revenue Recognition — Multiple-Deliverable Arrangements
In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-13 (“ASU 2009-13”), Revenue Recognition — Multiple-Deliverable Revenue Arrangements. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. We are currently evaluating the impact, if any, ASU 2009-13 will have on our consolidated financial statements, when adopted, as required, on January 1, 2011.
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
Cash, Cash Equivalents and Current Marketable Investment Securities
As of December 31, 2009, our cash, cash equivalents and current marketable investment securities had a fair value of $2.139 billion. Of that amount, a total of $1.975 billion was invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.
Interest Rate Risk
A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio. Based on our December 31, 2009 current non-strategic investment portfolio of $1.975 billion, a hypothetical 10% increase in average interest rates would result in a decrease of approximately $33

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued
million in fair value of this portfolio. We normally hold these investments to maturity; however, the hypothetical loss in fair value would be realized if we sold the investments prior to maturity.
Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2009 of 0.8%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2009 would result in a decrease of approximately $1 million in annual interest income.
Strategic Marketable Investment Securities
As of December 31, 2009, we held strategic and financial debt and equity investments of public companies with a fair value of $164 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $16 million in the fair value of these investments.
Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities
Restricted Cash and Marketable Investment Securities
As of December 31, 2009, we had $141 million of restricted cash and marketable investment securities invested in: (a) cash; (b) debt instruments of the United States Government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above. Based on our December 31, 2009 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.
Noncurrent Auction Rate and Mortgage Backed Securities
As of December 31, 2009, we held investments in auction rate securities (“ARS”) and mortgage backed securities (“MBS”) of $121 million, which are reported at fair value. Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments. As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature, and therefore interest rate risk associated with these securities is mitigated. A hypothetical 10% adverse change in the price of these investments would result in a decrease of approximately $12 million in the fair value of these investments.
Other Investment Securities
As of December 31, 2009, we had $50 million of nonpublic debt and equity instruments that we hold for strategic business purposes. We account for these investments under the cost, equity and fair value methods of accounting.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued
Fixed Rate Debt, Mortgages and Other Notes Payable
As of December 31, 2009, we had fixed-rate debt, mortgages and other notes payable of $6.192 billion on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $6.407 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $192 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of December 31, 2009, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $44 million.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
The information required by this Item with respect to the identity and business experience of our directors will be set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption “Election of Directors,” which information is hereby incorporated herein by reference.
The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 16 of this report under the caption “Executive Officers of the Registrant.”
Item 11. EXECUTIVE COMPENSATION
The information required by this Item will be set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which information is hereby incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services,” which information is hereby incorporated herein by reference.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(2)	Financial Statement Schedules

None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

3.1(a)*	Amended and Restated Articles of Incorporation of DISH Network (incorporated by reference to Exhibit 3.1(a) on the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2003, Commission File No. 0-26176) as amended by the Certificate of Amendment to the Articles of Incorporation of DISH Network (incorporated by reference to Annex 1 on the Definitive Information Statement on Schedule 14C filed on December 31, 2007, Commission File No. 0-26176).

3.1(b)*	Amended and Restated Bylaws of DISH Network (incorporated by reference to Exhibit 3.1(b) on the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2007, Commission File No. 0-26176).

3.2(a)*	Articles of Incorporation of DDBS (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of DDBS, Registration No. 333-31929).

3.2(b)*	Bylaws of DDBS (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of DDBS, Registration No. 333-31929).

4.1*	Registration Rights Agreement by and between DISH Network and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of DISH Network, Registration No. 33-91276).

4.2*	Indenture, relating to DDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2003, Commission File No. 0-26176).

4.3*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2003, Commission File No. 0-26176).

4.4*	Indenture, relating to the 6 5/8% Senior Notes Due 2014, dated as of October 1, 2004 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network filed October 1, 2004, Commission File No. 0-26176).

4.5*	Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network filed February 3, 2006, Commission File No. 0-26176).

4.6*	Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network filed October 18, 2006, Commission File No. 0-26176).

4.7*	Indenture, relating to the 7 3/4% Senior Notes Due 2015, dated as of May 27, 2008 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network filed May 28, 2008, Commission File No. 0-26176).

4.8*	Indenture, relating to the 7 7/8% Senior Notes Due 2019, dated as of August 17, 2009 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network filed August 18, 2009, Commission File No. 0-26176).

10.1*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DISH Network’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.2*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2003, Commission File No. 0-26176).

10.3*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.4*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and DISH Network (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.5*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.6*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.7*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.8*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DISH Network (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.9*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DISH Network (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.10*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.11*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DISH Network (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.12*	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DISH Network (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2004, Commission File No. 0-26176).

10.13*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2004, Commission File No. 0-26176).

10.14*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2004, Commission File No. 0-26176).

10.15*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2004, Commission File No. 0-26176).

10.16*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2004, Commission File No. 0-26176).

10.17*	Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2005, Commission File No. 0-26176).**

10.18*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.19*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.20*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No. 0-26176).**

10.21*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No. 0-26176).**

10.22*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No. 0-26176).**

10.23*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No. 0-26176).**

10.24*	Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No. 0-26176).**

10.25*	Nonemployee Director Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No. 0-26176).**

10.26*	Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No. 0-26176).**

10.27*	Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No. 0-26176).**

10.28*	Separation Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 2.1 to the Form 10 (File No. 001-33807) of EchoStar).

10.29*	Tax Sharing Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.2 to the Form 10 (File No. 001-33807) of EchoStar).

10.30*	Employee Matters Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.3 to the Form 10 (File No. 001-33807) of EchoStar).

10.31*	Intellectual Property Matters Agreement between EchoStar, EchoStar Acquisition L.L.C., Echosphere L.L.C., DDBS, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network (incorporated by reference from Exhibit 10.4 to the Form 10 (File No. 001-33807) of EchoStar).

10.32*	Management Services Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.5 to the Form 10 (File No. 001-33807) of EchoStar).

10.33*	Form of Satellite Capacity Agreement between EchoStar Holding Corporation and EchoStar Satellite L.L.C. (incorporated by reference from Exhibit 10.28 to the Amendment No. 2 to Form 10 of EchoStar Corporation filed on December 26, 2007, Commission File No. 001-33807).

10.34*	Amendment No. 1 to Receiver Agreement dated December 31, 2007 between EchoSphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2008, Commission File No. 0-26176).

10.35*	Amendment No. 1 to Broadcast Agreement dated December 31, 2007 between EchoStar and EchoStar Satellite L.L.C. (incorporated by reference to Exhibit 99.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2008, Commission File No. 0-26176).

10.36*	Description of the 2008 Long-Term Incentive Plan dated December 22, 2008 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2008, Commission File No. 0-26176).

10.37*	DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference to the Definitive Proxy Statement on Form 14A filed on March 31, 2009, Commission File No. 000-26176).

10.38*	Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference to the Definitive Proxy Statement on Form 14A filed on March 31, 2009, Commission File No. 000-26176).

10.39*	Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference to the Definitive Proxy Statement on Form 14A filed on March 31, 2009, Commission File No. 000-26176).

10.40*	Amended and Restated DISH Network Corporation 1995 Stock Incentive Plan (incorporated by reference to the Definitive Proxy Statement on Form 14A filed on March 31, 2009, Commission File No. 000-26176).

10.41*	NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar (incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2009, Commission File No. 001-33807).****

10.42*	NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar and DISH Network L.L.C. (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2009, Commission File No. 001-33807).****

10.43*	Professional Services Agreement, dated August 4, 2009, between EchoStar and DISH Network (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2009, Commission File No. 001-33807).****

10.44*	Allocation Agreement, dated August 4, 2009, between EchoStar and DISH Network (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2009, Commission File No. 001-33807).

10.45*	Amendment to Form of Satellite Capacity Agreement (Form A) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.33 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2009, Commission File No. 001-33807).

10.46*	Amendment to Form of Satellite Capacity Agreement (Form B) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.34 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2009, Commission File No. 001-33807).

10.47*	EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference from Exhibit 10.35 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2009, Commission File No. 001-33807).****

10.48*	Assignment of Rights Under Launch Service Contract from EchoStar to DISH Orbital II L.L.C. (incorporated by reference from Exhibit 10.36 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2009, Commission File No. 001-33807).

21	Subsidiaries of DISH Network Corporation.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney authorizing signature of James DeFranco, Cantey M. Ergen, Steven R. Goodbarn, Gary S. Howard, David K. Moskowitz, Tom A. Ortolf and Carl E. Vogel.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101***	The following materials from the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2009, filed on March 1, 2010, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements tagged as blocks of text.

Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

***	In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

****	Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISH NETWORK CORPORATION
By:	/s/ Robert E. Olson
Robert E. Olson
Executive Vice President and Chief Financial Officer

Date: March 1, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen Charles W. Ergen	Chief Executive Officer and Chairman (Principal Executive Officer)	March 1, 2010

/s/ Robert E. Olson Robert E. Olson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2010

* James DeFranco	Director	March 1, 2010

* Cantey M. Ergen	Director	March 1, 2010

* Steven R. Goodbarn	Director	March 1, 2010

* Gary S. Howard	Director	March 1, 2010

* David K. Moskowitz	Director	March 1, 2010

* Tom A. Ortolf	Director	March 1, 2010

* Carl E. Vogel	Director	March 1, 2010

* By:	/s/ R. Stanton Dodge R. Stanton Dodge
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
DISH Network Corporation:
We have audited the accompanying consolidated balance sheets of DISH Network Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited DISH Network Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DISH Network Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on DISH Network Corporation’s internal control over financial reporting based on our audits.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DISH Network Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, DISH Network Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ KPMG LLP
Denver, Colorado
March 1, 2010

DISH NETWORK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$105,844	$98,574
Marketable investment securities (Note 5)	2,033,492	460,558
Trade accounts receivable — other, net of allowance for doubtful accounts of $16,372 and $15,207, respectively	741,524	799,139
Trade accounts receivable — EchoStar, net of allowance for doubtful accounts of zero	38,347	21,570
Inventory	295,950	426,671
Deferred tax assets (Note 10)	139,708	86,331
Prepaid income taxes	35,106	148,747
Other current assets	85,981	56,394

Total current assets	3,475,952	2,097,984

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 5)	141,493	83,606
Property and equipment, net (Note 7)	3,042,262	2,663,289
FCC authorizations	1,391,441	1,391,441
Marketable and other investment securities (Note 5)	170,224	158,296
Other noncurrent assets, net	73,971	65,431

Total noncurrent assets	4,819,391	4,362,063

Total assets	$8,295,343	$6,460,047

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable — other	$146,824	$174,216
Trade accounts payable — EchoStar	373,454	297,629
Deferred revenue and other	815,878	830,529
Accrued programming	985,928	1,020,086
Tivo litigation accrual	393,566	27,542
Other accrued expenses	545,113	591,668
3% Convertible Subordinated Note due 2011 (Note 9)	—	25,000
Current portion of long-term debt and capital lease obligations (Note 9)	26,518	13,333

Total current liabilities	3,287,281	2,980,003

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion (Note 9)	6,470,046	4,969,423
Deferred tax liabilities	312,775	235,551
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	316,929	224,176

Total long-term obligations, net of current portion	7,099,750	5,429,150

Total liabilities	10,387,031	8,409,153

Commitments and Contingencies (Note 14)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 258,852,336 and 257,117,733 shares issued, 208,754,183 and 208,968,052 shares outstanding, respectively	2,589	2,571
Class B common stock, $.01 par value, 800,000,000 shares authorized,
238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,120,211	2,090,527
Accumulated other comprehensive income (loss)	5,614	(107,998)
Accumulated earnings (deficit)	(2,760,589)	(2,492,804)
Treasury stock, at cost	(1,462,380)	(1,443,786)

Total DISH Network stockholders’ equity (deficit)	(2,092,171)	(1,949,106)

Noncontrolling interest	483	—

Total stockholders’ equity (deficit)	(2,091,688)	(1,949,106)

Total liabilities and stockholders’ equity (deficit)	$8,295,343	$6,460,047

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2009	2008	2007
Revenue:
Subscriber-related revenue	$11,538,729	$11,455,575	$10,690,976
Equipment sales and other revenue	97,863	124,261	399,399
Equipment sales — EchoStar	7,457	11,601	—
Transitional services and other revenue — EchoStar	20,102	25,750	—

Total revenue	11,664,151	11,617,187	11,090,375

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 7)	6,359,329	5,977,355	5,496,579
Satellite and transmission expenses (exclusive of depreciation shown below — Note 7):
EchoStar	319,752	305,322	—
Other	33,672	32,407	180,687
Equipment, transitional services and other cost of sales	121,238	169,917	281,722
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies — EchoStar (exclusive of depreciation shown below — Note 7)	188,793	167,508	123,730
Other subscriber promotion subsidies	1,071,655	1,124,103	1,219,943
Subscriber acquisition advertising	279,114	240,130	226,742

Total subscriber acquisition costs	1,539,562	1,531,741	1,570,415
General and administrative expenses — EchoStar	45,356	53,373	—
General and administrative expenses	557,255	490,662	624,251
Tivo litigation expense (Note 14)	361,024	—	33,907
Depreciation and amortization (Note 7)	940,033	1,000,230	1,329,410

Total costs and expenses	10,277,221	9,561,007	9,516,971

Operating income (loss)	1,386,930	2,056,180	1,573,404

Other Income (Expense):
Interest income	30,034	51,217	137,872
Interest expense, net of amounts capitalized	(388,425)	(369,878)	(405,319)
Other, net	(15,707)	(168,713)	(55,804)

Total other income (expense)	(374,098)	(487,374)	(323,251)

Income (loss) before income taxes	1,012,832	1,568,806	1,250,153
Income tax (provision) benefit, net (Note 10)	(377,429)	(665,859)	(494,099)
Net income (loss)	635,403	902,947	756,054
Less: Net income (loss) attributable to noncontrolling interest	(142)	—	—

Net income (loss) attributable to DISH Network common shareholders	$635,545	$902,947	$756,054

Comprehensive Income (Loss):
Net income (loss)	$635,403	$902,947	$756,054
Foreign currency translation adjustments	(106)	(3,278)	8,793
Unrealized holding gains (losses) on available-for-sale securities	133,635	(291,664)	(12,655)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(20,045)	189,513	(4,944)
Deferred income tax (expense) benefit	128	(10,017)	5,630

Comprehensive income (loss)	749,015	787,501	752,878
Less: Comprehensive income (loss) attributable to noncontrolling interest	(142)	—	—

Comprehensive income (loss) attributable to DISH Network common shareholders	$749,157	$787,501	$752,878

Weighted-average common shares outstanding — Class A and B common stock:
Basic	446,874	448,786	447,302

Diluted	448,596	460,226	456,834

Earnings per share — Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network common shareholders	$1.42	$2.01	$1.69

Diluted net income (loss) per share attributable to DISH Network common shareholders	$1.42	$1.98	$1.68

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Treasury	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Stock	Interest	Total
Balance, December 31, 2006	$4,909	$1,927,897	$49,874	$(841,010)	$(1,361,053)	$—	$(219,383)

Issuance of Class A common stock:
Exercise of stock options	21	51,790	—	—	—	—	51,811
Employee benefits	5	17,669	—	—	—	—	17,674
Employee Stock Purchase Plan	1	2,877	—	—	—	—	2,878
Stock-based compensation	—	23,016	—	—	—	—	23,016
Income tax (expense) benefit related to stock awards and other	—	10,615	—	—	—	—	10,615
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(11,253)	—	—	—	(11,253)
Foreign currency translation	—	—	2,447	—	—	—	2,447
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	5,630	—	—	—	5,630
Other	—	—	—	500	—	—	500
Net income (loss) attributable to DISH Network common shareholders	—	—	—	756,054	—	—	756,054

Balance, December 31, 2007	$4,936	$2,033,864	$46,698	$(84,456)	$(1,361,053)	$—	$639,989

Issuance of Class A common stock:
Exercise of stock options	12	19,033	—	—	—	—	19,045
Employee benefits	6	19,369	—	—	—	—	19,375
Employee Stock Purchase Plan	1	1,965	—	—	—	—	1,966
Class A common stock repurchases, at cost	—	—	—	—	(82,733)	—	(82,733)
Stock-based compensation	—	15,349	—	—	—	—	15,349
Income tax (expense) benefit related to stock awards and other	—	947	—	—	—	—	947
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(102,151)	—	—	—	(102,151)
Foreign currency translation	—	—	(3,278)	—	—	—	(3,278)
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	(10,017)	—	—	—	(10,017)
Capital distribution to EchoStar in connection with the Spin-off	—	—	(39,250)	(3,311,295)	—	—	(3,350,545)
Net income (loss) attributable to DISH Network common shareholders	—	—	—	902,947	—	—	902,947

Balance, December 31, 2008	$4,955	$2,090,527	$(107,998)	$(2,492,804)	$(1,443,786)	$—	$(1,949,106)

Issuance of Class A common stock:
Exercise of stock options	5	3,189	—	—	—	—	3,194
Employee benefits	11	12,187	—	—	—	—	12,198
Employee Stock Purchase Plan	2	2,222	—	—	—	—	2,224
Class A common stock repurchases, at cost	—	—	—	—	(18,594)	—	(18,594)
Stock-based compensation	—	12,227	—	—	—	—	12,227
Income tax (expense) benefit related to stock awards and other	—	(141)	—	—	—	—	(141)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	113,590	—	—	—	113,590
Foreign currency translation	—	—	(106)	—	—	—	(106)
Deferred income tax (expense) benefit attributable to foreign currency translation	—	—	128	—	—	—	128
Cash dividend on Class A and Class B common stock ($2.00 per share)	—	—	—	(894,150)	—	—	(894,150)
Capital transaction with EchoStar in connection with launch contract, net of tax of $5,280 (see Note 18)	—	—	—	(9,180)	—	—	(9,180)
Acquisition of noncontrolling interest in subsidiary	—	—	—	—	—	625	625
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	(142)	(142)
Net income (loss) attributable to DISH Network common shareholders	—	—	—	635,545	—	—	635,545

Balance, December 31, 2009	$4,973	$2,120,211	$5,614	$(2,760,589)	$(1,462,380)	$483	$(2,091,688)

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$635,403	$902,947	$756,054
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	940,033	1,000,230	1,329,410
Equity in losses (earnings) of affiliates	4,149	1,519	5,866
Realized and unrealized losses (gains) on investments	13,811	169,370	45,620
Non-cash, stock-based compensation	12,227	15,349	23,016
Deferred tax expense (benefit) (Note 10)	4,630	392,318	398,931
Other, net	8,505	7,328	7,529
Change in noncurrent assets	6,507	7,832	2,657
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	31,658	(98,957)	(15,475)
Changes in current assets and current liabilities:
Trade accounts receivable — other	56,536	(138,768)	(25,764)
Allowance for doubtful accounts	1,165	1,188	(987)
Prepaid income taxes	113,641	(148,747)	—
Trade accounts receivable — EchoStar	(16,777)	(20,604)	—
Inventory	51,411	(158,498)	(88,364)
Other current assets	(35,593)	18,403	13,783
Trade accounts payable	(33,420)	(120,739)	32,019
Trade accounts payable — EchoStar	(27,088)	297,629	—
Deferred revenue and other	(14,116)	(27,317)	25,473
Tivo litigation accrual	361,024	—	—
Accrued programming and other accrued expenses	80,837	87,861	106,952

Net cash flows from operating activities	2,194,543	2,188,344	2,616,720

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(6,017,798)	(4,648,931)	(3,653,939)
Sales and maturities of marketable investment securities	4,570,124	4,708,338	3,078,432
Purchases of property and equipment	(1,037,190)	(1,129,890)	(1,444,522)
Change in restricted cash and marketable investment securities	(58,209)	79,638	2,267
FCC authorizations	—	(711,871)	(97,463)
Investment in Sling Media, net of in-process research and development and cash acquired	—	—	(319,928)
Purchase of strategic investments included in noncurrent marketable and other investment securities	(62,142)	—	(71,903)
Proceeds from sale of strategic investment	—	106,200	33,474
Other	(341)	(955)	2,750

Net cash flows from investing activities	(2,605,556)	(1,597,471)	(2,470,832)

Cash Flows From Financing Activities:
Distribution of cash and cash equivalents to EchoStar in connection with the Spin-off	—	(585,147)	—
Proceeds from issuance of long-term debt	1,400,000	750,000	—
Deferred debt issuance costs	(23,090)	(4,972)	—
Repayment of long-term debt and capital lease obligations	(51,301)	(1,510,000)	(1,043,708)
Class A common stock repurchases	(18,594)	(82,733)	—
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	5,418	21,011	54,674
Cash dividend on Class A and Class B common stock	(894,150)	—	—
Excess tax benefits recognized on stock option exercises	—	—	13,018

Net cash flows from financing activities	418,283	(1,411,841)	(976,016)

Net increase (decrease) in cash and cash equivalents	7,270	(820,968)	(830,128)
Cash and cash equivalents, beginning of period	98,574	919,542	1,749,670

Cash and cash equivalents, end of period	$105,844	$98,574	$919,542

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business Activities
Principal Business
DISH Network Corporation is a holding company. Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our”) operate the DISH Network® direct broadcast satellite (“DBS”) subscription television service in the United States which had 14.100 million subscribers as of December 31, 2009. We have deployed substantial resources to develop the “DISH Network DBS System.” The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations.
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

2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used. All significant intercompany accounts and transactions have been eliminated in consolidation. Further, in connection with the preparation of the consolidated financial statements, we have evaluated subsequent events through the issuance of these financial statements on March 1, 2010.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer incentives, programming expenses, subscriber lives and royalty obligations. Illiquid credit markets and general weak economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to the Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature in one place related to a particular topic. The Codification did not have any impact on our consolidated financial position or results of operations. However, it affects the way we reference authoritative accounting literature in our Consolidated Financial Statements. Accordingly, this Annual Report on Form 10-K and all subsequent applicable public filings will reference the Codification as the source of authoritative literature.
Foreign Currency Translation
The functional currency of the majority of our foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. However, for our subsidiaries where the functional currency is the local currency, we translate assets and liabilities into U.S. dollars at the period-end exchange rate and revenues and expenses based on the exchange rates at the time such transactions arise, if known, or at the average rate for the period. The difference is recorded to equity as a component of other comprehensive income (loss). Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in “Other, net” income or expense in our Consolidated Statements of Operations and Comprehensive Income (Loss). Net transaction gains (losses) during 2009, 2008 and 2007 were not significant.
Cash and Cash Equivalents
We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2009 and 2008 may consist of money market funds, government bonds, corporate notes and commercial paper. The cost of these investments approximates their fair value.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
In situations where the fair value of a debt security is below its carrying amount, we consider the decline to be other-than-temporary and record a charge to earnings if any of the following factors apply:
•	We have the intent to sell the security.
•	It is more likely than not that we will be required to sell the security before maturity or recovery.
•	We do not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security.
In general, we use the first in, first out method to determine the cost basis on sales of marketable investment securities.
Accounts Receivable
Management estimates the amount of required allowances for the potential non-collectability of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.
Inventory
Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. We depend on EchoStar for the production of our receivers and many components of our receiver systems. Manufactured inventory includes materials, labor, freight-in, royalties and manufacturing overhead.
Property and Equipment
Property and equipment are stated at cost. The costs of satellites under construction, including certain amounts prepaid under our satellite service agreements, are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any. Depreciation is recorded on a straight-line basis over useful lives ranging from one to forty years. Repair and maintenance costs are charged to expense when incurred. Renewals and improvements that add value or extend the asset’s useful life are capitalized.

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
Other Intangible Assets
We do not amortize indefinite lived intangible assets, but test these assets for impairment annually or whenever indicators of impairments arise. Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets. Our intangible assets with indefinite lives primarily consist of FCC licenses. Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:
▪	FCC spectrum is a non-depleting asset;

▪	Existing DBS licenses are integral to our business and will contribute to cash flows indefinitely;

▪	Replacement satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

▪	Maintenance expenditures to obtain future cash flows are not significant;

▪	DBS licenses are not technologically dependent; and

▪	We intend to use these assets indefinitely.
We combine all our indefinite lived FCC licenses into a single unit of accounting, except for 700 MHz wireless licenses (see Note 8). The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites. Projected revenue and cost amounts include current and projected subscribers. In conducting our annual impairment test in 2009, we determined that the estimated fair value of the FCC licenses, calculated using a discounted cash flow analysis, exceeded their carrying amounts.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
until the investments are sold or otherwise liquidated; at which time, they will be released into our Consolidated Statements of Operations and Comprehensive Income (Loss).
Long-Term Deferred Revenue, Distribution and Carriage Payments
Certain programmers provide us up-front payments. Such amounts are deferred and recognized as reductions to “Subscriber-related expenses” on a straight-line basis over the relevant remaining contract term (up to 10 years). The current and long-term portions of these deferred credits are recorded in the Consolidated Balance Sheets in “Deferred revenue and other” and “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities,” respectively.
Sales Taxes
We account for sales taxes imposed on our goods and services on a net basis in our “Consolidated Statements of Operations and Comprehensive Income (Loss).” Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.
Income Taxes
We establish a provision for income taxes currently payable or receivable and for income tax amounts deferred to future periods. Deferred tax assets and liabilities are recorded for the estimated future tax effects of differences that exist between the book and tax basis of assets and liabilities. Deferred tax assets are offset by valuation allowances when we believe it is more likely than not that such net deferred tax assets will not be realized.
Accounting for Uncertainty in Income Taxes
From time to time, we engage in transactions where the tax consequences may be subject to uncertainty. We record a liability when, in management’s judgment, a tax filing position does not meet the more likely than not threshold. For tax positions that meet the more likely than not threshold, we may record a liability depending on management’s assessment of how the tax position will ultimately be settled. We adjust our estimates periodically for ongoing examinations by and settlements with various taxing authorities, as well as changes in tax laws, regulations and precedent. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively.
Fair Value of Financial Instruments
The carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities is equal to or approximates fair value due to their short-term nature.
Fair values for our publicly traded debt securities are based on quoted market prices. The fair values of our private debt is estimated based on an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions, among other things, regarding credit spreads, and the impact of these factors on the value of the notes. See Note 9 for the fair value of our long-term debt.
Deferred Debt Issuance Costs
Costs of issuing debt are generally deferred and amortized to interest expense ratably over the terms of the respective notes (see Note 9).

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Revenue Recognition
We recognize revenue when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered. Revenue from our subscription television services is recognized when programming is broadcast to subscribers. Payments received from subscribers in advance of the broadcast or service period are recorded as “Deferred revenue and other” in the Consolidated Balance Sheets until earned. For certain of our promotions relating to our receiver systems, subscribers are charged an upfront fee. A portion of this fee may be deferred and recognized over the estimated subscriber life for new subscribers or the estimated remaining life for existing subscribers ranging from three to five years. Revenue from advertising sales is recognized when the related services are performed.
Subscriber fees for equipment rental, additional outlets and fees for receivers with multiple tuners, high definition (“HD”) receivers, digital video recorders (“DVRs”), and HD DVRs and our in-home service operations are recognized as revenue as earned. Revenue from equipment sales and equipment upgrades are recognized upon shipment to customers.
Certain of our existing and new subscriber promotions include programming discounts. Programming revenues are recorded as earned at the discounted monthly rate charged to the subscriber. See “Subscriber Acquisition Costs” below for discussion regarding the accounting for costs under these promotions.
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
Subscriber Acquisition Costs
Subscriber acquisition costs in our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new subscribers through third parties and our direct sales distribution channel. Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):
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
We characterize amounts paid to our independent dealers as consideration for equipment installation services and for equipment buydowns (incentives and rebates) as a reduction of revenue. We expense payments for equipment installation services as “Other subscriber promotion subsidies.” Our payments for equipment buydowns represent a partial or complete return of the dealer’s purchase price and are, therefore, netted against the proceeds received from the dealer. We report the net cost from our various sales promotions through our independent dealer network as a component of “Other subscriber promotion subsidies.” Net proceeds from the sale of subscriber related equipment pursuant to our subscriber acquisition promotions are not recognized as revenue.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Equipment Lease Programs
DISH Network subscribers have the choice of leasing or purchasing the satellite receiver and other equipment necessary to receive our programming. Most of our new subscribers choose to lease equipment and thus we retain title to such equipment. Equipment leased to new and existing subscribers is capitalized and depreciated over their estimated useful lives.
Research and Development Costs
Research and development costs are expensed as incurred. For the years ended December 31, 2009 and 2008, we did not incur any research and development costs. For the year ended December 31, 2007, research and development costs were $79 million. The research and development costs incurred in 2007 related to the set-top box business and acquisition of Sling Media which were distributed to EchoStar in connection with the Spin-off.
New Accounting Pronouncements
Revenue Recognition — Multiple-Deliverable Arrangements
In October 2009, the FASB issued Accounting Standards Update 2009-13 (“ASU 2009-13”), Revenue Recognition — Multiple-Deliverable Revenue Arrangements. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. We are currently evaluating the impact, if any, ASU 2009-13 will have on our consolidated financial statements, when adopted, as required, on January 1, 2011.
3. Basic and Diluted Net Income (Loss) Per Share
We present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to DISH Network common shareholders” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and convertible securities were converted to common stock.

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

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Basic net income (loss) attributable to DISH Network common shareholders	$635,545	$902,947	$756,054
Interest on dilutive subordinated convertible notes, net of related tax effect	390	6,638	9,517

Diluted net income (loss) attributable to DISH Network common shareholders	$635,935	$909,585	$765,571

Weighted-average common shares outstanding — Class A and B common stock:
Basic	446,874	448,786	447,302
Dilutive impact of stock awards outstanding	1,320	2,659	2,267
Dilutive impact of subordinated notes convertible into common shares	402	8,781	7,265

Diluted	448,596	460,226	456,834

Earnings per share — Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network common shareholders	$1.42	$2.01	$1.69

Diluted net income (loss) per share attributable to DISH Network common shareholders	$1.42	$1.98	$1.68

Shares of Class A common stock issuable upon conversion of:
3% Convertible Subordinated Note due 2010 (repaid during third quarter 2008) (1)	—	8,299	6,866
3% Convertible Subordinated Note due 2011 (repaid in October 2009) (2)	482	482	399

(1)	Effective as of close of business on January 15, 2008, the conversion price was adjusted to $60.25 per share (8,298,755 shares) as a result of the Spin-off.

(2)	Effective as of close of business on January 15, 2008, the conversion price was adjusted to $51.88 per share (481,881 shares) as a result of the Spin-off.
As of December 31, 2009, 2008 and 2007, there were stock awards to purchase 8.9 million, 4.9 million and 1.3 million shares, respectively, of Class A common stock outstanding not included in the weighted-average common shares outstanding above as their effect is antidilutive.
Vesting of options and rights to acquire shares of our Class A common stock (“Restricted performance units”) granted pursuant to our performance based stock incentive plans is contingent upon meeting certain goals which are not yet probable of being achieved. As a consequence, the following are also not included in the diluted EPS calculation.

	For the Years Ended December 31,
	2009	2008	2007
		(In thousands)
Performance-based options	9,363	10,253	10,112
Restricted performance units and other	1,096	1,156	1,140

Total	10,459	11,409	11,252

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
4. Statements of Cash Flow Data
The following presents our supplemental cash flow statement disclosure.

	For the Years Ended December 31,
	2009	2008	2007
		(In thousands)
Cash paid for interest	$357,990	$385,936	$405,915
Capitalized interest	19,685	16,880	18,088
Cash received for interest	19,489	44,843	97,575
Cash paid for income taxes	348,931	430,408	87,994
Employee benefits paid in Class A common stock	12,198	19,375	17,674
Vendor financing	—	24,469	—
Launch contract purchased from EchoStar (Note 18)	102,913	—	—
Satellites and other assets financed under capital lease obligations	140,109	—	198,219
Net assets contributed in connection with the Spin-off, excluding cash and cash equivalents	—	2,765,398	—
5. Marketable Investment Securities, Restricted Cash and Other Investment Securities
Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of December 31,
	2009	2008
	(In thousands)
Marketable investment securities:
Current marketable investment securities — VRDNs	$1,053,826	$239,611
Current marketable investment securities — strategic	163,997	13,561
Current marketable investment securities — other	815,669	207,386

Total current marketable investment securities	2,033,492	460,558
Restricted marketable investment securities (1)	21,360	22,407
Noncurrent marketable investment securities — ARS and MBS (2)	120,650	113,394

Total marketable investment securities	2,175,502	596,359

Restricted cash and cash equivalents (1)	120,133	61,199

Other investment securities:
Other investment securities — cost method	49,574	15,794
Other investment securities — equity method	—	26,785
Other investment securities — fair value method	—	2,323

Total other investment securities (2)	49,574	44,902

Total marketable investment securities, restricted cash and other investment securities	$2,345,209	$702,460

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Consolidated Balance Sheets.

(2)	Noncurrent marketable investment securities — auction rate securities (“ARS”), mortgage backed securities (“MBS”) and other investment securities are included in “Marketable and other investment securities” on our Consolidated Balance Sheets.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Marketable Investment Securities
Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale (see Note 2).
Current Marketable Investment Securities — VRDNs
Variable rate demand notes (“VRDNs”) are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source. While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated on a same day or on a five business day settlement basis.
Current Marketable Investment Securities — Strategic
Our current strategic marketable investment securities include strategic and financial investments of public companies that are highly speculative and have experienced and continue to experience volatility. As of December 31, 2009, a significant portion of our strategic investment portfolio consisted of securities of a few issuers and the value of that portfolio depends on those issuers.
We account for certain debt securities acquired at a discount under the cost recovery method, partial accrual or full accrual methods based on management’s quarterly evaluation of these securities. These debt securities were purchased at a discount due to their credit quality. As a result, the yield that may be accreted (accretable yield) is limited to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (including the effects of prepayments) expected to be collected over our initial investment. The face value of these securities as of December 31, 2009 and 2008 was $137 million and $9 million, respectively. The carrying value, which is equal to fair value, of these securities as of December 31, 2009 and 2008 was $80 million and $2 million, respectively. The total discount on these securities was $91 million as of December 31, 2009 with $12 million classified as accretable yield and the remaining $79 million classified as non-accretable yield. As of December 31, 2008, the entire discount of $6 million was classified as non-accretable yield.
Current Marketable Investment Securities — other
Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.
Restricted Cash and Marketable Investment Securities
As of December 31, 2009 and 2008, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds. Restricted cash and marketable investment securities as of December 31, 2009 included $62 million related to our litigation with Tivo.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
risk underlying the security and overall capital market liquidity. These securities were also compared, when possible, to other observable market data for financial instruments with similar characteristics.
Other Investment Securities
We have several strategic investments in certain equity securities that are included in noncurrent “Marketable and other investment securities” on our Consolidated Balance Sheets accounted for using the cost, equity or fair value methods of accounting.
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
Unrealized Gains (Losses) on Marketable Investment Securities
As of December 31, 2009 and 2008, we had accumulated net unrealized losses of $3 million and $116 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” A full valuation allowance has been established against the deferred tax assets associated with these unrealized capital losses. The components of our available-for-sale investments are detailed in the table below.

	As of December 31,
	2009				2008
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
				(In thousands)
Debt securities:
VRDNs	$1,053,826	$1	$(3)	$(2)	$239,611	$—	$—	$—
ARS and MBS	120,650	1,114	(69,167)	(68,053)	113,394	—	(103,943)	(103,943)
Other (including restricted)	917,069	39,490	(1,645)	37,845	231,863	—	(12,442)	(12,442)
Equity securities:
Other	83,957	27,415	—	27,415	11,491	—	—	—

Total marketable investment securities	$2,175,502	$68,020	$(70,815)	$(2,795)	$596,359	$—	$(116,385)	$(116,385)

As of December 31, 2009, restricted and non-restricted marketable investment securities include debt securities of $1.806 billion with contractual maturities of one year or less and $286 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Marketable Investment Securities in a Loss Position
The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of December 31, 2009 and 2008, the unrealized losses on our investments in debt securities primarily represent investments in auction rate, mortgage and asset-backed securities. We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time. In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	Primary	As of December 31, 2009
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$348,995	$180,359	$(306)	$7,535	$(45)	$161,101	$(70,464)

Total		$348,995	$180,359	$(306)	$7,535	$(45)	$161,101	$(70,464)

		As of December 31, 2008
		(In thousands)
Debt securities	Temporary market fluctuations	$295,676	$2,070	$(540)	$8,114	$(24)	$285,492	$(115,821)

Total		$295,676	$2,070	$(540)	$8,114	$(24)	$285,492	$(115,821)

Fair Value Measurements
We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. We apply the following hierarchy in determining fair value:
•	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;
•	Level 2, defined as observable inputs including quoted prices for similar assets in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.
Our assets measured at fair value on a recurring basis were as follows:

	Total Fair Value as of December 31, 2009
Assets	Total	Level 1	Level 2	Level 3
		(In thousands)
Marketable investment securities	$2,175,502	$105,988	$1,956,503	$113,011

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Changes in Level 3 instruments are as follows:

	Level 3
		Current and
		Noncurrent
		Marketable	Other
		Investment	Investment
	Total	Securities	Securities
	(In thousands)
Balance as of December 31, 2008	$106,679	$104,356	$2,323
Net realized/unrealized gains (losses) included in earnings	(11,858)	(9,535)	(2,323)
Net realized/unrealized gains (losses) included in other comprehensive income (loss)	37,205	37,205	—
Purchases, issuances and settlements, net	(19,015)	(19,015)	—

Balance as of December 31, 2009	$113,011	$113,011	$—

Gains and Losses on Sales and Changes in Carrying Values of Investments
“Other, net” income and expense included on our Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Years Ended December 31,
	2009	2008	2007
		(In thousands)
Other Income (Expense):

Marketable investment securities — gains (losses) on sales/exchange	$23,042	$2,095	$13,608
Other investment securities — gains (losses) on sales	—	53,473	8,358
Marketable investment securities — other-than-temporary impairments	(1,050)	(191,404)	—
Other investment securities — unrealized gains (losses) on fair value investments and other-than-temporary impairments	(35,803)	(33,534)	(66,733)
Other	(1,896)	657	(11,037)

Total	$(15,707)	$(168,713)	$(55,804)

6. Inventory
Inventory consists of the following:

	As of December 31,
	2009	2008
	(In thousands)
Finished goods — DBS	$199,189	$226,305
Raw materials	60,837	144,028
Work-in-process — used	34,204	53,968
Work-in-process — new	1,720	2,370

Inventory	$295,950	$426,671

At December 31, 2009 our inventory balance was $296 million, a decline of $131 million compared to our balance at December 31, 2008. This decline primarily related to the impact of adding new subscribers as a result of our sales and marketing promotions together with the impact of reduced churn during the last half of 2009.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
7. Property and Equipment
Property and equipment consist of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2009	2008
		(In thousands)
Equipment leased to customers	2-5	$3,295,298	$3,021,149
EchoStar I	12	201,607	201,607
EchoStar V (1)	9	—	203,511
EchoStar VII	12	177,000	177,000
EchoStar X	12	177,192	177,192
EchoStar XI	12	200,198	200,198
Satellites acquired under capital lease agreements (2)	10-15	499,819	223,423
Furniture, fixtures, equipment and other	1-10	454,435	419,758
Buildings and improvements	1-40	66,612	64,872
Land	—	3,948	3,760
Construction in progress	—	453,245	403,778

Total property and equipment		5,529,354	5,096,248
Accumulated depreciation		(2,487,092)	(2,432,959)

Property and equipment, net		$3,042,262	$2,663,289

(1)	EchoStar V was retired from commercial service on August 3, 2009.

(2)	Ciel II was placed in service in February 2009.
Construction in progress consists of the following:

	As of December 31,
	2009	2008
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs	$439,459	$383,040
Software related projects	7,540	12,102
Other	6,246	8,636

Construction in progress	$453,245	$403,778

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2009	2008	2007
		(In thousands)
Equipment leased to customers	$799,169	$827,599	$854,533
Satellites	86,430	89,435	245,349
Furniture, fixtures, equipment and other	46,796	73,447	179,854
Identifiable intangible assets subject to amortization	2,707	5,009	39,893
Buildings and improvements	4,931	4,740	9,781

Total depreciation and amortization	$940,033	$1,000,230	$1,329,410

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.
The cost of our satellites includes capitalized interest of $20 million, $17 million, and $18 million during the years ended December 31, 2009, 2008 and 2007, respectively.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Satellites
We currently utilize 11 satellites in geostationary orbit approximately 22,300 miles above the equator, four of which we own. Each of the owned satellites had an original estimated minimum useful life of at least 12 years. We currently lease capacity on five satellites from EchoStar with terms ranging from two to ten years. We account for these as operating leases. See Note 18 for further discussion of our satellite leases with EchoStar. We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

			Original
		Degree	Useful
	Launch	Orbital	Life	Lease Term
Satellites	Date	Location	(Years)	(Years)
Owned:
EchoStar I (1)	December 1995	77	12
EchoStar VII	February 2002	119	12
EchoStar X	February 2006	110	12
EchoStar XI	July 2008	110	12

Leased from EchoStar:
EchoStar III (1)	October 1997	61.5	12
EchoStar VI (1)	July 2000	72.7	12
EchoStar VIII (1)(2)	August 2002	77	12
EchoStar XII (1)	July 2003	61.5	10
Nimiq 5 (2)	September 2009	72.7	10	10

Leased from Other Third Party:
Anik F3 (3)	April 2007	118.7	15	15
Ciel II (3)	December 2008	129	10	10

Under Construction:
Owned:
EchoStar XIV	Early 2010	119	15
EchoStar XV	Mid-2010	61.5	15
Leased from EchoStar:
QuetzSat-1	2011	77	10	10
EchoStar XVI	2012	61.5	10	10

(1)	See Note 18 for discussion of the lease term for satellites leased from EchoStar.

(2)	We lease a portion of the capacity on these satellites.

(3)	These satellites are accounted for as capital leases.
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
Owned Satellites
EchoStar V. EchoStar V was originally designed with a minimum 12-year design life. Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as disclosed in previous SEC filings. During 2005, as a result of this increased fuel consumption, we reduced the remaining estimated useful life of the satellite and as of October 2008, the satellite was fully depreciated. In late July 2009, it was determined that the satellite had less fuel remaining than previously estimated, therefore the satellite was removed from the 148 degree orbital location and retired from commercial service on August 3, 2009. This retirement did not have a material impact on the DISH Network service.
As a result of the retirement of EchoStar V, we currently do not have any satellites positioned at the 148 degree orbital location. We have requested a waiver from the FCC for the continued use of this orbital location; however, there can be no assurance that the FCC will determine that our proposed future use of this orbital location complies fully with all licensing requirements. If the FCC decides to revoke this license, we may be required to write-off its $68 million carrying value.
Leased Satellites
EchoStar III. EchoStar III was originally designed to operate a maximum of 32 DBS transponders in CONUS mode at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 traveling wave tube amplifiers (“TWTAs”) to provide redundancy. As a result of TWTA failures in previous years and an additional pair of TWTA failures during August 2009, only 14 transponders are currently available for use. Due to redundancy switching limitations and specific channel authorizations, we are currently operating on 13 of our FCC authorized frequencies at the 61.5 degree orbital location. While the failures have not impacted commercial operation of the satellite, it is likely that additional TWTA failures will occur from time to time in the future and such failures could impact commercial operation of the satellite.
EchoStar XII. Prior to 2009, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays. During March and May 2009, EchoStar XII experienced more of these anomalies, which further reduced the electrical power available to operate EchoStar XII. We currently operate EchoStar XII in CONUS/spot beam hybrid mode. If we continue to operate the satellite in this mode, as a result of this loss of electrical power, we would be unable to use the full complement of its available transponders for the remaining useful life of the satellite. However, since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.
Nimiq 5. Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree orbital location during October 2009, where it provides additional high-powered capacity to support expansion of our programming services. See Note 18 for further discussion.
Long-Lived Satellite Assets. We evaluate our satellite fleet for impairment as one asset group and test for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of an individual satellite, based on the redundancy designed within each satellite and considering the asset grouping, these anomalies are not considered to be

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
significant events that would require evaluation for impairment recognition. Unless and until a specific satellite is abandoned or otherwise determined to have no service potential, the net carrying amount related to the satellite would not be written off.
8. 700 MHz Wireless Licenses
In 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009. To commercialize these licenses and satisfy FCC build-out requirements, we will be required to make significant additional investments or partner with others. Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly. Part or all of our licenses may be terminated for failure to satisfy FCC build-out requirements. We are currently performing a market test to evaluate different technologies and consumer acceptance. In conducting our annual impairment test in 2009, we determined that the estimated fair value of the FCC licenses, calculated using the discounted cash flow analysis, exceeded their carrying amount. Based on this assessment, this asset was not impaired as of December 31, 2009.
9. Long-Term Debt
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
The 6 3/8% Senior Notes are:
•	general unsecured senior obligations of DISH DBS Corporation (”DDBS”);
•	ranked equally in right of payment with all of DDBS’ and the guarantors’ existing and future unsecured senior debt; and
•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
7% Senior Notes due 2013
The 7% Senior Notes mature October 1, 2013. Interest accrues at an annual rate of 7% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
7 3/4% Senior Notes due 2015
The 7 3/4% Senior Notes mature May 31, 2015. Interest accrues at an annual rate of 7 3/4% and is payable semi-annually in cash, in arrears on May 31 and November 30 of each year.
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
7 1/8% Senior Notes due 2016
The 7 1/8% Senior Notes mature February 1, 2016. Interest accrues at an annual rate of 7 1/8% and is payable semi-annually in cash, in arrears on February 1 and August 1 of each year.
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
7 7 /8% Senior Notes due 2019
On August 17, 2009, we issued $1.0 billion aggregate principal amount of our ten-year, 7 7/8% Senior Notes due September 1, 2019 at an issue price of 97.467%. Interest accrues at an annual rate of 7 7/8% and is payable semi-annually in cash, in arrears on March 1 and September 1 of each year, commencing on March 1, 2010.
On October 5, 2009, we issued $400 million aggregate principal amount of additional 7 7/8% Senior Notes due 2019 at an issue price of 101.750% plus accrued interest from August 17, 2009. These notes were issued as additional notes under the indenture, dated as of August 17, 2009, pursuant to which we issued the $1.0 billion discussed above. These notes and the notes previously issued under the related indenture will be treated as a single class of debt securities.
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
The 7 7/8% Senior Notes are:
•	general unsecured senior obligations of DDBS
•	ranked equally in right of payment with all of DDBS’ and the guarantors’ existing and future unsecured senior debt; and
•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
6 3/8% Senior Notes due 2011	April 1 and October 1	$63,750,000
7% Senior Notes due 2013	April 1 and October 1	$35,000,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250,000
7 3/4% Senior Notes due 2015	May 31 and November 30	$58,125,000
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875,000
7 7/8% Senior Notes due 2019	March 1 and September 1	$110,250,000
Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.
Fair Value of our Long-Term Debt
The following table summarizes the book and fair values of our debt facilities at December 31, 2009 and 2008:

	As of December 31,
	2009		2008
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
3% Convertible Subordinated Note due 2011	$—	$—	$25,000	$23,768
6 3/8% Senior Notes due 2011	1,000,000	1,028,750	1,000,000	899,000
7% Senior Notes due 2013	500,000	515,000	500,000	419,000
6 5/8% Senior Notes due 2014	1,000,000	1,010,000	1,000,000	840,300
7 3/4% Senior Notes due 2015	750,000	789,375	750,000	600,000
7 1/8% Senior Notes due 2016	1,500,000	1,548,750	1,500,000	1,246,890
7 7/8% Senior Notes due 2019	1,400,000	1,473,500	—	—
Mortgages and other notes payable	42,107	42,107	46,211	46,211

Subtotal	6,192,107	6,407,482	4,821,211	4,075,169
Capital lease obligations (1)	304,457	N/A	186,545	N/A

Total long-term debt (including current portion)	$6,496,564	$6,407,482	$5,007,756	$4,075,169

(1)	Disclosure regarding fair value of capital leases is not required.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Other Long-Term Debt and Capital Lease Obligations
Other long-term debt and capital lease obligations consist of the following:

	As of December 31,
	2009	2008
	(In thousands)
Satellites and other capital lease obligations	$304,457	$186,545
8% note payable for EchoStar VII satellite vendor financing, payable over 13 years from launch	8,773	9,881
6% note payable for EchoStar X satellite vendor financing, payable over 15 years from launch	11,704	12,498
6% note payable for EchoStar XI satellite vendor financing, payable over 15 years from launch	16,748	17,500
Mortgages and other unsecured notes payable due in installments through 2017 with interest rates ranging from approximately 2% to 13%	4,882	6,332

Total	346,564	232,756
Less current portion	(26,518)	(13,333)

Other long-term debt and capital lease obligations, net of current portion	$320,046	$219,423

Capital Lease Obligations
Anik F3. Anik F3, an FSS satellite, was launched and commenced commercial operation during April 2007. This satellite is accounted for as a capital lease and depreciated over the term of the satellite service agreement. We have leased 100% of the Ku-band capacity on Anik F3 for a period of 15 years.
Ciel II. Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation during February 2009. This satellite is accounted for as a capital lease and depreciated over the term of the satellite service agreement. We have leased 100% of the capacity on Ciel II for an initial ten-year term.
As of December 31, 2009 and 2008, we had $500 million and $223 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $66 million and $26 million, respectively. In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $40 million, $15 million and $66 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2009, 2008 and 2007, respectively.
Future minimum lease payments under the capital lease obligation, together with the present value of the net minimum lease payments as of December 31, 2009 are as follows (in thousands):

For the Years Ended December 31,
2010	$81,263
2011	78,353
2012	75,970
2013	75,970
2014	75,970
Thereafter	466,209

Total minimum lease payments	853,735
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(392,544)

Net minimum lease payments	461,191
Less: Amount representing interest	(156,734)

Present value of net minimum lease payments	304,457
Less: Current portion	(22,375)

Long-term portion of capital lease obligations	$282,082

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The summary of future maturities of our outstanding long-term debt as of December 31, 2009 is included in the commitments table in Note 14.
10. Income Taxes and Accounting for Uncertainty in Income Taxes
Income Taxes
Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported on our Consolidated Balance Sheets, as well as probable operating loss, tax credit and other carryforwards. Deferred tax assets are offset by valuation allowances when we believe it is more likely than not that net deferred tax assets will not be realized. We periodically evaluate our need for a valuation allowance. Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.
As of December 31, 2009, we had no net operating loss carryforwards (“NOLs”) for federal income tax purposes, $13 million of NOLs for state income tax purposes, and $4 million of tax benefits related to credit carryforwards. The state NOLs begin to expire in the year 2020 and credit carryforwards will begin to expire in the year 2010.
The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Current (provision) benefit:
Federal	$(335,958)	$(243,451)	$(27,312)
State	(36,762)	(30,090)	(66,844)
Foreign	(79)	—	(1,012)

	(372,799)	(273,541)	(95,168)

Deferred (provision) benefit:
Federal	15,771	(278,336)	(378,514)
State	(373)	(34,401)	(23,902)
Foreign	—	—	(360)
Decrease (increase) in valuation allowance	(20,028)	(79,581)	3,845

	(4,630)	(392,318)	(398,931)

Total benefit (provision)	$(377,429)	$(665,859)	$(494,099)

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The actual tax provisions for 2009, 2008 and 2007 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
	2009	2008	2007
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(2.8)	(2.6)	(4.3)
Foreign taxes and income not U.S. taxable	—	—	(0.2)
Stock option compensation	(0.2)	—	(0.2)
Other	2.7	0.3	(0.1)
Decrease (increase) in valuation allowance	(2.0)	(5.1)	0.3

Total benefit (provision) for income taxes	(37.3)	(42.4)	(39.5)

The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2009 and 2008, are as follows:

	As of December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$29,478	$7,682
Unrealized losses on investments	58,915	112,141
Accrued expenses	169,773	48,912
Stock compensation	9,152	7,869
Deferred revenue	43,328	62,110
State taxes net of federal effect	7,462	9,981
Other	12,588	11,504

Total deferred tax assets	330,696	260,199
Valuation allowance	(97,128)	(124,098)

Deferred tax asset after valuation allowance	233,568	136,101

Deferred tax liabilities:
Depreciation and amortization	(406,635)	(285,321)

Total deferred tax liabilities	(406,635)	(285,321)

Net deferred tax asset (liability)	$(173,067)	$(149,220)

Current portion of net deferred tax asset (liability)	$139,708	$86,331
Noncurrent portion of net deferred tax asset (liability)	(312,775)	(235,551)

Total net deferred tax asset (liability)	$(173,067)	$(149,220)

Accounting for Uncertainty in Income Taxes
In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations. We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 1996 due to the carryover of previously incurred net operating losses. As of December 31, 2009, no taxing authority has proposed any significant adjustments to our tax positions. We have no significant current tax examinations in process.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2009	$233,360
Additions based on tax positions related to the current year	7,952
Additions based on tax positions related to prior years	12,838
Reductions based on tax positions related to prior years	(6,042)
Reductions based on tax positions related to settlements with taxing authorities	(5,899)
Reductions based on tax positions related to the lapse of the statute of limitations	(2,175)

Balance as of December 31, 2009	$240,034

We have $170 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. We do not expect any portion of this amount to be paid or settled within the next twelve months.
Accrued interest and penalties on uncertain tax positions are recorded as a component of “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the year ended December 31, 2009, we recorded $9 million in interest and penalty expense to earnings. Accrued interest and penalties was $16 million at December 31, 2009.
11. Stockholders’ Equity (Deficit)
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
The following table provides information regarding repurchases of our Class A common stock.

	For the Years Ended December 31,
Class A Common Stock Repurchases	2009	2008
	(In thousands)
Total number of shares repurchased	1,948	3,137

Dollar value of shares repurchased	$18,594	$82,733

Remaining dollar value of shares that may be repurchased under the plan	$1,000,000	$999,173

Cash Dividend
On December 2, 2009, we paid a cash dividend of $2.00 per share, or approximately $894 million, on our outstanding Class A and Class B common stock to shareholders of record at the close of business on November 20, 2009.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
12. Employee Benefit Plans
Employee Stock Purchase Plan
During 1997, the Board of Directors and stockholders approved an employee stock purchase plan (the “ESPP”). During 2006, this plan was amended for the purpose of registering an additional 1.0 million shares of Class A common stock, such that we were authorized to issue a total of 1.8 million shares of Class A Common stock. At December 31, 2009, we had 0.7 million remaining Class A common stock available for issuance under this plan. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. During the years ended December 31, 2009, 2008 and 2007, employee purchases of Class A common stock through the ESPP totaled approximately 0.2 million, 0.1 million and 0.1 million shares, respectively.
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
The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2009	2008	2007
	(In thousands)
Matching contributions, net of forfeitures	$6,116	$4,641	$2,444

Discretionary stock contributions, net of forfeitures	$29,004	$12,436	$19,594

13. Stock-Based Compensation
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Consequently, the fair value of the DISH Network stock award and the new EchoStar stock award immediately following the Spin-off was equivalent to the fair value of such stock award immediately prior to the Spin-off.
We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance and non-performance based stock incentives. As of December 31, 2009, we had outstanding under these plans stock options to acquire 21.9 million shares of our Class A common stock and 1.2 million restricted stock units. Stock options granted through December 31, 2009 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives. As of December 31, 2009, we had 79.2 million shares of our Class A common stock available for future grant under our stock incentive plans. The 2009 Stock Incentive Plan, which was approved at the annual meeting of shareholders on May 11, 2009, allows us to grant new stock awards following the expiration of our 1999 Stock Incentive Plan on April 16, 2009.
As of December 31, 2009, the following stock awards were outstanding:

	As of December 31, 2009
	DISH Network Awards		EchoStar Awards
		Restricted		Restricted
	Stock	Stock	Stock	Stock
Stock Awards Outstanding	Options	Units	Options	Units
Held by DISH Network employees	18,094,235	857,719	1,278,344	63,000
Held by EchoStar employees	3,767,456	388,565	N/A	N/A

Total	21,861,691	1,246,284	1,278,344	63,000

We are responsible for fulfilling all stock awards related to DISH Network common stock and EchoStar is responsible for fulfilling all stock awards related to EchoStar common stock, regardless of whether such stock awards are held by our or EchoStar’s employees. Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by DISH Network or EchoStar. Accordingly, stock-based compensation that we expense with respect to EchoStar stock awards is included in “Additional paid-in capital” on our Consolidated Balance Sheets.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Exercise prices for stock options outstanding and exercisable as of December 31, 2009 are as follows:

			Options Outstanding			Options Exercisable
			Number	Weighted-			Weighted-
			Outstanding	Average	Weighted-	Number Exercisable	Average	Weighted-
			as of	Remaining	Average	as of	Remaining	Average
			December 31,	Contractual	Exercise	December 31,	Contractual	Exercise
			2009	Life	Price (1)	2009	Life	Price (1)

$0.07	–	$10.00	113,388	6.40	$2.59	80,688	6.15	$2.32
$10.00	–	$15.00	6,987,805	8.88	$11.09	608,055	7.36	$11.09
$15.00	–	$20.00	1,232,250	9.07	$16.73	23,250	3.79	$15.93
$20.00	–	$25.00	5,978,404	5.56	$23.57	1,900,054	4.86	$23.26
$25.00	–	$30.00	5,312,244	5.71	$26.65	3,931,544	5.12	$26.32
$30.00	–	$35.00	513,900	6.21	$31.77	284,100	5.11	$32.02
$35.00	–	$40.00	770,700	7.10	$36.30	281,400	6.84	$36.25
$40.00	–	$66.00	953,000	0.47	$51.81	953,000	0.47	$51.81

$0.07	–	$66.00	21,861,691	6.71	$21.71	8,062,091	4.74	$27.74

(1)	The weighted-average exercise prices in the above table do not reflect this reduction to the exercise price related to the Offer to Exchange, discussed under “Valuation” below. The majority of the outstanding eligible incentive stock options at December 31, 2009 were exchanged subsequent to year end.
Stock Award Activity
Our stock option activity for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price (2)
Total options outstanding, beginning of period	21,835,687	$22.50	20,938,403	$22.61	22,741,833	$25.67
Granted	3,077,000	15.69	7,998,500	13.67	1,890,870	40.50
Exercised	(356,793)	8.95	(976,187)	19.51	(2,079,909)	24.88
Forfeited and cancelled	(2,694,203)	22.93	(6,125,029)	11.70	(1,614,391)	19.69

Total options outstanding, end of period (1)	21,861,691	21.71	21,835,687	22.50	20,938,403	27.17

Performance based options outstanding, end of period (1) (3)	9,362,500	17.23	10,253,250	17.19	10,111,750	20.28

Exercisable at end of period (1)	8,062,091	27.74	6,606,244	29.16	5,976,459	34.73

(1)	The weighted-average exercise prices in the above table do not reflect this reduction to the exercise price related to the Offer to Exchange, discussed under “Valuation” below. The majority of the outstanding eligible incentive stock options at December 31, 2009 were exchanged subsequent to year end.

(2)	The weighted-average exercise prices for 2007 reflect share prices before the Spin-off.

(3)	These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to performance-based stock incentive plans. Vesting of these stock options is contingent upon meeting certain long-term company goals. See discussion of the 2005 LTIP, 2008 LTIP and other employee performance plans below.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
We realized tax benefits from stock awards exercised during the years ended December 31, 2009, 2008 and 2007 as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Tax benefit from stock awards exercised	$1,116	$2,905	$14,294

Based on the closing market price of our Class A common stock on December 31, 2009, the aggregate intrinsic value of our stock options was as follows:

	As of December 31, 2009
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$74,663	$7,486

Our restricted stock unit activity for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
	Restricted	Average	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value (1)
Total restricted stock units outstanding, beginning of period	1,975,940	$27.44	2,240,284	$28.53	1,378,504	$31.12
Granted	6,666	11.11	88,322	11.09	1,039,580	37.94
Vested	(113,197)	28.47	(280,000)	30.77	(30,000)	31.16
Forfeited and cancelled	(623,125)	30.09	(72,666)	29.33	(147,800)	30.44

Total restricted stock units outstanding, end of period	1,246,284	25.93	1,975,940	27.44	2,240,284	34.33

Restricted performance units outstanding, end of period (2)	1,096,034	25.18	1,155,940	24.96	1,140,284	31.61

(1)	The weighted-average grant date fair values for 2007 reflect share prices before the Spin-off.

(2)	These restricted performance units, which are included in the caption “Total restricted stock units outstanding, end of period,” were issued pursuant to performance-based stock incentive plans. Vesting of these restricted performance units is contingent upon meeting certain long-term company goals. See discussion of the 2005 LTIP, 2008 LTIP and other employee performance plans below.
Long-Term Performance-Based Plans
2005 LTIP. During 2005, we adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”). The 2005 LTIP provides stock options and restricted stock units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the stock awards is subject to a performance condition that a company-specific subscriber goal is achieved by March 31, 2015.
Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable. Given the competitive nature of our business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of the goal was not probable as of December 31, 2009, that assessment could change at any time.
If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the year ended December 31, 2009, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion
	(In thousands)
DISH Network awards held by DISH Network employees	$38,537	$14,052
EchoStar awards held by DISH Network employees	7,823	2,853

Total	$46,360	$16,905

2008 LTIP. During 2008, we adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”). The 2008 LTIP provides stock options and restricted stock units, either alone or in combination, which vest based on company-specific subscriber and financial metrics. Exercise of the stock awards is contingent on achieving these goals by December 31, 2015.
During 2009, we generated cumulative free cash flow in excess of $1.0 billion which resulted in approximately 10% of the 2008 LTIP stock awards vesting. We recorded non-cash, stock-based compensation expense for the year ended December 31, 2009 as indicated in the table below. Additional compensation related to the 2008 LTIP will be recorded based on management’s assessment of the probability of meeting the remaining performance conditions. If the remaining goals are probable of being achieved and stock awards vest, we will recognize the additional non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of this stock incentive plan as follows.

Non-Cash
Stock-Based
Compensation
2008 LTIP	Expense
(In thousands)
Expense recognized during the year ended December 31, 2009	$3,560

Expense expected to be recognized during 2010	$1,486
Contingent expense subsequent to 2010	22,418

Total remaining expense over the term of the plan	$23,904

Other Employee Performance Plans. In addition to the above long-term, performance stock incentive plans, we have other plans that provide stock awards which vest based on certain performance metrics. Exercise of the stock awards is contingent on achieving these goals prior to various dates over the next two years. Contingent compensation of $23 million related to these plans will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.
Given the competitive nature of our business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of the goal was not probable as of December 31, 2009, that assessment could change at any time.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Of the 21.9 million stock options and 1.2 million restricted stock units outstanding under our stock incentive plans as of December 31, 2009, the following awards were outstanding pursuant to our performance based stock incentive plans:

	As of December 31, 2009
		Weighted-
		Average
	Number of	Exercise
	Awards	Price
Performance Based Stock Options
2005 LTIP	3,622,250	$25.02
2008 LTIP	5,540,250	$12.01
Other employee performance plan	200,000	$20.77

Total	9,362,500	$17.23

Restricted Performance Units and Other
2005 LTIP restricted performance units	500,078
2008 LTIP restricted performance units	72,750
Other employee performance plan	523,206

Total	1,096,034

Stock-Based Compensation
Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2009, 2008 and 2007 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2009	2008	2007
		(In thousands)
Subscriber-related	$1,069	$797	$967
Satellite and transmission	—	—	645
General and administrative	11,158	14,552	21,404

Total non-cash, stock-based compensation	$12,227	$15,349	$23,016

As of December 31, 2009, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $24 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 4.5% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Valuation
The fair value of each stock award for the years ended December 31, 2009, 2008 and 2007 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

For the Years Ended December 31,
Stock Options	2009	2008	2007
Risk-free interest rate	1.70% – 3.19%	1.00% – 3.42%	3.51% – 5.19%
Volatility factor	29.72% – 45.97%	19.98% – 39.90%	18.10% – 24.84%
Expected term of options in years	3.0 – 7.25	3.0 – 7.5	2.5 – 10.0
Weighted-average fair value of options granted	$3.86 – $8.29	$3.12 – $8.72	$7.19 – $48.20
On December 2, 2009, we paid a $2.00 cash dividend per share on our outstanding Class A and Class B common stock. We do not intend to pay additional dividends on our common stock and accordingly, the dividend yield percentage used in the Black-Scholes option valuation model is set at zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, we do not believe the existing models provide as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.
As discussed in Note 11, on November 6, 2009, we declared a dividend of $2.00 per share on our outstanding Class A and Class B common stock. The dividend was paid in cash on December 2, 2009 to shareholders of record on November 20, 2009. In light of such dividend, our Executive Compensation Committee, which administers our stock incentive plans, determined to adjust the exercise price of certain stock options issued under the plans by decreasing the exercise price by $2.00 per share; provided, that the exercise price of eligible stock options will not be reduced below $1.00. As a result of this adjustment, a majority of the stock options outstanding as of December 31, 2009 were adjusted subsequent to the year ended December 31, 2009. This adjustment will result in additional incremental non-cash, stock-based compensation expense.
We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.
14. Commitments and Contingencies
Commitments
Future maturities of our long-term debt, capital lease and contractual obligations as of December 31, 2009 are summarized as follows:

	Payments due by period
	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)
Long-term debt obligations	$6,192,107	$4,143	$1,004,375	$4,622	$504,183	$1,003,732	$3,671,052
Capital lease obligations	304,457	22,375	21,043	20,569	22,630	25,943	191,897
Interest expense on long-term
debt and capital lease obligations	2,892,646	471,415	465,280	399,589	397,485	360,202	798,675
Satellite-related obligations	1,901,944	275,418	207,882	219,022	173,805	153,788	872,029
Operating lease obligations	135,510	54,562	31,386	24,975	13,567	5,049	5,971
Purchase obligations	1,395,012	1,331,031	22,460	18,750	18,941	3,830	—

Total	$12,821,676	$2,158,944	$1,752,426	$687,527	$1,130,611	$1,552,544	$5,539,624

The table above does not include $240 million of liabilities associated with unrecognized tax benefits which were accrued, discussed in Note 10 and are included on our Consolidated Balance Sheets as of December 31, 2009. We do not expect any portion of this amount to be paid or settled within the next twelve months.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.
Satellite-Related Obligations
Satellites Under Construction. As of December 31, 2009, we had entered into the following contracts to construct new satellites which are contractually scheduled to be completed within the next year. Future commitments related to these satellites are included in the table above under “Satellite-related obligations” except where noted below.
•	EchoStar XIV. During 2007, we entered into a contract for the construction of EchoStar XIV, a DBS satellite, which was shipped from the manufacturer to the launch site and is scheduled for launch in early 2010.

•	EchoStar XV. During 2008, we entered into a contract for the construction of EchoStar XV, a DBS satellite, which is expected to be completed in mid-2010.
In addition, we have agreed to lease capacity on two satellites from EchoStar that are currently under construction. Future commitments related to these satellites are included in the table above under “Satellite-related obligations.”
•	QuetzSat-1. During 2008, we entered into a ten-year transponder service agreement with EchoStar to lease capacity on QuetzSat-1, a DBS satellite, which is expected to be completed during 2011.

•	EchoStar XVI. During 2009, we entered into a ten-year transponder service agreement with EchoStar to lease capacity on EchoStar XVI, a DBS satellite, expected to be completed during 2012.
Guarantees
In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $422 million over the next five years that are not included in the table above.
In addition, during the third quarter of 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024. We sublease this capacity from EchoStar and also guarantee a certain portion of its obligation under this agreement through 2019. As of December 31, 2009, the remaining obligation under this agreement was $595 million and is included in the table above.
As of December 31, 2009, we have not recorded a liability on the balance sheet for any of these guarantees.
Purchase Obligations
Our 2010 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, satellite and transponder leases, engineering and for products and services related to the operation of our DISH Network. Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.
Programming Contracts
In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are fully contingent on the number of subscribers to whom we provide the respective content. These programming commitments are not included in the “Commitments” table above. The terms of our contracts typically range from one to ten years with annual rate increases. Our programming expenses will continue to increase

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
to the extent we are successful growing our subscriber base. In addition, our margins may face further downward pressure from price increases and the renewal of long term programming contracts on less favorable pricing terms.
Rent Expense
Total rent expense for operating leases was $189 million, $204 million and $75 million in 2009, 2008 and 2007, respectively. The increase in rent expense from 2007 to 2008 primarily resulted from costs associated with satellite and transponder capacity leases on satellites that were distributed to EchoStar in connection with the Spin-off.
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
Acacia
During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702, which relate to certain systems and methods for transmission of digital data. On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice. The plaintiffs have appealed.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
During 2004, the judge issued an order finding the ‘066 patent invalid. Also in 2004, the District Court found the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit overturned the ‘094 patent finding of invalidity and remanded the Charter case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The Federal Circuit Court has stayed the Charter case pending reexamination, and our case has been stayed pending resolution of the Charter case.
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
Channel Bundling Class Action
During 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California. The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company. The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis. On October 16, 2009, the District Court granted defendants’ motion to dismiss with prejudice. The plaintiffs have appealed. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Enron Commercial Paper Investment
During 2001, we received approximately $40 million from the sale of Enron commercial paper to a third party broker. That commercial paper was ultimately purchased by Enron. During 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York against approximately 100 defendants, including us, who invested in Enron’s commercial paper. On April 7, 2009, we settled the litigation for an immaterial amount.
ESPN
During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C., and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court. Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon, and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements. We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements. On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed and will have to be determined at a later date. We will appeal the partial grant of ESPN’s motion. Since the partial grant of ESPN’s motion, ESPN has sought an additional $30 million under the applicable affiliation agreements. We intend to vigorously prosecute and defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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
During 2006, we and EchoStar, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. During January 2010, the Federal Circuit affirmed the District Court’s grant of summary judgment to DirecTV, and dismissed the action with prejudice. We are evaluating the impact of the Federal Circuit’s decision.
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
During June 2009, Global filed a patent infringement action against us and EchoStar in the United States District Court for the Northern District of Florida. The suit alleges infringement of United States Patent No. 7,542,717 (the ‘717 patent), which relates to satellite reception. In December 2009, we and EchoStar settled the Texas and Florida actions with Global on terms and conditions that did not have a material impact on our results of operations.
Guardian Media
During 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against us, EchoStar, EchoStar Technologies L.L.C., DirecTV and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 and 4,930,160. Both patents are expired and relate to certain parental lock features. On September 9, 2009, Guardian voluntarily dismissed the case against us with prejudice.
Katz Communications
During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against us in the United States District Court for the Northern District of California. The suit alleges infringement of 19 patents owned by Katz. The patents relate to interactive voice response, or IVR, technology.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Multimedia Patent Trust
On February 13, 2009, Multimedia Patent Trust (“MPT”) filed suit against us, EchoStar, DirecTV and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226, 5,227,878, 5,136,377, 5,500,678 and 5,563,593, which relate to video encoding, decoding and compression technology. MPT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. In December 2009, we and EchoStar reached a settlement with MPT that did not have a material impact on our results of operations.
NorthPoint Technology
On July 2, 2009, NorthPoint Technology, Ltd. filed suit against us, EchoStar, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent). The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.
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
Personalized Media Communications
During 2008, Personalized Media Communications, Inc. filed suit against us, EchoStar and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Technology Development Licensing
On January 22, 2009, Technology Development and Licensing LLC filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35, 952, which relates to certain favorite channel features. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.
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
Tivo Inc.
During January 2008, the United States Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. As of September 2008, we had recorded a total reserve of $132 million on our Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages through September 2006 and pre-judgment interest awarded by the Texas court, together with the estimated cost of potential further software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to entry of the judgment. In its January 2008 decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” and upheld the award of damages from the District Court. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million reserve was released from an escrow account to Tivo.
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
In June 2009, the United States District Court granted Tivo’s motion for contempt, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo’s patent, that the original alternative technology still infringed the software claims, and that even if the original alternative technology was “non-infringing,” the original injunction by its terms required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field. The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 through April 2008, based on an assumed $1.25 per subscriber per month royalty rate. We posted a bond to secure that award pending appeal of the contempt order.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
On September 4, 2009, the District Court partially granted Tivo’s motion for contempt sanctions. In partially granting Tivo’s motion for contempt sanctions, the District Court awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million (the enforcement of the award has been stayed by the District Court pending DISH Network’s appeal of the underlying June 2009 contempt order). The District Court also awarded Tivo its attorneys’ fees incurred during the contempt proceedings. On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys’ fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million. During the year ended December 31, 2009, we increased our total reserve by $361 million to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement (including contempt sanctions for the period from April 2008 through June 2009) for the period from April 2008 through December 2009 plus interest. Our total reserve at December 31, 2009 was $394 million and is included in “Tivo litigation accrual” on our Consolidated Balance Sheets.
In light of the District Court’s finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the ‘389 patent, we are also developing and testing potential new alternative technology in an engineering environment. As part of EchoStar’s development process, EchoStar downloaded several of our design-around options to less than 1,000 subscribers for “beta” testing.
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
Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. We have determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. We and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement. We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
Voom
On May 28, 2008, Voom HD Holdings (“Voom”) filed a complaint against us in New York Supreme Court. The suit alleges breach of contract arising from our termination of the affiliation agreement we had with Voom for the carriage of certain Voom HD channels on the DISH Network satellite television service. In January 2008, Voom sought a preliminary injunction to prevent us from terminating the agreement. The Court denied Voom’s motion, finding, among other things, that Voom was not likely to prevail on the merits of its case. Voom is claiming over $2.5 billion in damages. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
15. Segment Reporting
Financial Data by Business Unit
Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Total assets by segment have not been specified because the information is not available to the chief operating decision-maker. The “All Other” category consists of revenue, expense and net income (loss) from other operating segments for which disclosure requirements do not apply. Following the Spin-off, we operate in only one reportable segment, the DISH Network segment, which provides a DBS subscription television service in the United States. Prior to 2008, we had two reportable segments, DISH Network and EchoStar Technologies Corporation.

		EchoStar
	DISH	Technologies	All		Consolidated
	Network	Corporation	Other	Eliminations	Total
			(In thousands)
Year Ended December 31, 2009
Total revenue	$11,664,151	$—	$—	$—	$11,664,151
Depreciation and amortization	940,033	—	—	—	940,033
Total costs and expenses	10,277,221	—	—	—	10,277,221
Interest income	30,034	—	—	—	30,034
Interest expense, net of amounts capitalized	(388,425)	—	—	—	(388,425)
Other	(15,707)	—	—	—	(15,707)
Income tax benefit (provision), net	(377,429)	—	—	—	(377,429)
Noncontrolling interest	(142)	—	—	—	(142)
Net income (loss) attributable to DISH Network common shareholders	635,545	—	—	—	635,545

Year Ended December 31, 2008
Total revenue	$11,617,187	$—	$—	$—	$11,617,187
Depreciation and amortization	1,000,230	—	—	—	1,000,230
Total costs and expenses	9,561,007	—	—	—	9,561,007
Interest income	51,217	—	—	—	51,217
Interest expense, net of amounts capitalized	(369,878)	—	—	—	(369,878)
Other	(168,713)	—	—	—	(168,713)
Income tax benefit (provision), net	(665,859)	—	—	—	(665,859)
Noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to DISH Network common shareholders	902,947	—	—	—	902,947

Year Ended December 31, 2007
Total revenue	$10,808,753	$177,774	$141,100	$(37,252)	$11,090,375
Depreciation and amortization	1,215,626	8,238	105,546	—	1,329,410
Total costs and expenses	9,198,397	232,382	123,972	(37,780)	9,516,971
Interest income	134,136	40	3,696	—	137,872
Interest expense, net of amounts capitalized	(404,628)	(43)	(648)	—	(405,319)
Other	(39,732)	23	(15,567)	(528)	(55,804)
Income tax benefit (provision), net	(545,047)	31,565	19,383	—	(494,099)
Noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to DISH Network common shareholders	755,085	(23,023)	23,992	—	756,054

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Geographic Information

	United
Revenue	States	International	Total
		(In thousands)
2009	$11,664,151	$—	$11,664,151

2008	$11,617,187	$—	$11,617,187

2007	$10,982,419	$107,956	$11,090,375

As of December 31, 2009 and 2008, all of our long-lived assets were located in the United States. Revenues are attributed to geographic regions based upon the location from where the sale originated. United States revenue includes transactions with both United States and customers abroad. International revenue includes transactions with customers in Europe, Africa, South America and the Middle East. Prior to 2008, revenues from these customers are included within the All Other operating segment and related to the set-top box business and other assets that were distributed to EchoStar in connection with the Spin-off.
16. Valuation and Qualifying Accounts
Our valuation and qualifying accounts as of December 31, 2009, 2008 and 2007 are as follows:

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Allowance for doubtful accounts	of Year	Expenses	Deductions	Year
	(In thousands)
For the years ended:
December 31, 2009	$15,207	$112,025	$(110,860)	$16,372
December 31, 2008	$14,019	$98,629	$(97,441)	$15,207
December 31, 2007	$15,006	$101,256	$(102,243)	$14,019
17. Quarterly Financial Data (Unaudited)
Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Year ended December 31, 2009:
Total revenue	$2,905,321	$2,903,701	$2,892,147	$2,962,982
Operating income (loss)	574,563	262,759	194,663	354,945
Net income (loss)	312,684	63,420	80,493	178,806
Net income (loss) attributable to DISH Network common shareholders	312,684	63,420	80,562	178,879
Basic net income (loss) per share attributable to DISH Network common shareholders	$0.70	$0.14	$0.18	$0.40
Diluted net income (loss) per share attributable to DISH Network common shareholders	$0.70	$0.14	$0.18	$0.40
Year ended December 31, 2008:
Total revenue	$2,844,394	$2,914,990	$2,936,781	$2,921,022
Operating income (loss)	505,168	620,708	417,840	512,464
Net income (loss)	258,583	335,885	91,895	216,584
Net income (loss) attributable to DISH Network common shareholders	258,583	335,885	91,895	216,584
Basic net income (loss) per share attributable to DISH Network common shareholders	$0.58	$0.75	$0.20	$0.48
Diluted net income (loss) per share attributable to DISH Network common shareholders	$0.57	$0.73	$0.20	$0.48

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
18. Related Party Transactions with EchoStar
Following the Spin-off, EchoStar has operated as a separate public company and we have no continued ownership interest in EchoStar. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by our Chairman, President and Chief Executive Officer, Charles W. Ergen or by certain trusts established by Mr. Ergen for the benefit of his family.
EchoStar is our primary supplier of set-top boxes and digital broadcast operations and our key supplier of transponder leasing. Generally, the prices charged for products and services provided under the agreements entered into in connection with the Spin-off are based on pricing equal to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided. Prior to the Spin-off, these products were provided and services were performed internally at cost.
In connection with the Spin-off and subsequent to the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. We also may enter into additional agreements with EchoStar in the future. The following is a summary of the terms of the principal agreements that we have entered into with EchoStar that may have an impact on our financial position and results of operations.
“Equipment sales — EchoStar”
Remanufactured Receiver Agreement. In connection with the Spin-off, we entered into a remanufactured receiver agreement with EchoStar under which EchoStar has the right to purchase remanufactured receivers and accessories from us for a two-year period ending on January 1, 2010. In August 2009, we and EchoStar agreed to extend this agreement through January 1, 2011. Under the remanufactured receiver agreement, EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. EchoStar may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to us. We may also terminate this agreement if certain entities acquire us.
“Transitional services and other revenue — EchoStar”
Transition Services Agreement. In connection with the Spin-off, we entered into a transition services agreement with EchoStar pursuant to which EchoStar had the right, but not the obligation, to receive the following services from us: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit, legal, accounting and tax, and other support services. The fees for the services provided under the transition services agreement were equal to cost plus a fixed margin, which varied depending on the nature of the services provided. The transition services agreement expired on January 1, 2010. However, we and EchoStar have agreed that following January 1, 2010 EchoStar will continue to have the right, but not the obligation, to receive from us certain of the services previously provided under the transition services agreement pursuant to the Professional Services Agreement, as discussed below.
Professional Services Agreement. During December 2009, we and EchoStar agreed that following January 1, 2010 EchoStar will continue to have the right, but not the obligation, to receive from us the following services, among others, certain of which were previously provided under the transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, following January 1, 2010 we will continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (as discussed below previously provided under the satellite procurement agreement) and receive logistics, procurement and quality assurance services from EchoStar (as discussed below previously provided under the services agreement). The professional services agreement has a term of one year ending on January 1, 2011, but renews automatically for successive one-year periods thereafter, unless terminated earlier by either party at the end of the term, upon at least 60 days’ prior notice. However, either

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
party may terminate the services it receives with respect to a particular service for any reason upon 30 days notice.
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
The management services agreement automatically renewed on January 1, 2010 for an additional one-year period through January 1, 2011 and renews automatically for successive one-year periods thereafter, unless terminated earlier (i) by EchoStar at any time upon at least 30 days’ prior written notice, (ii) by us at the end of any renewal term, upon at least 180 days’ prior notice; or (iii) by us upon written notice to EchoStar, following certain changes in control.
Satellite Capacity Leased to EchoStar. In December 2009, we entered into a satellite capacity agreement pursuant to which EchoStar leases satellite capacity on a certain satellite owned by us. The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the frequency on which the satellite provides services. The term of this lease is set forth below:
EchoStar I. EchoStar leases certain satellite capacity from us on EchoStar I. The lease generally terminates upon the earlier of: (i) the end of the life or the replacement of the satellite (unless EchoStar determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed in service, and the exercise of certain renewal options. EchoStar generally has the option to renew this lease on a year-to-year basis through the end of the satellite’s life. There can be no assurance that any options to renew this agreement will be exercised.
Real Estate Lease Agreement. During 2008, we entered into a sublease for space at 185 Varick Street, New York, New York to EchoStar for a period of approximately seven years. The rent on a per square foot basis for this sublease was comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the sublease, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.
Packout Services Agreement. In connection with the Spin-off, we entered into a packout services agreement with EchoStar, whereby EchoStar had the right, but not the obligation, to engage us to package and ship satellite receivers to customers that are not associated with us. This agreement expired on January 1, 2010.
“Satellite and transmission expenses — EchoStar”
Broadcast Agreement. In connection with the Spin-off, we entered into a broadcast agreement pursuant to which EchoStar provides us broadcast services, including teleport services such as transmission and downlinking, channel origination, and channel management services. The term of this agreement expires on January 1, 2011. We have the right, but not the obligation, to extend the broadcast agreement for one additional year. We may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to EchoStar. If we terminate teleport services for a reason other than EchoStar’s breach, we are obligated to pay EchoStar the aggregate amount of the remainder of the expected cost of providing the teleport services. The fees for the services to be provided under the broadcast agreement are cost plus a fixed margin, which vary depending on the nature of the products and services provided.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Satellite Capacity Leased from EchoStar. In connection with the Spin-off and subsequent to the Spin-off, we entered into certain satellite capacity agreements pursuant to which we lease certain satellite capacity on certain satellites owned or leased by EchoStar. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the frequency on which the applicable satellite provides services. The term of each of the leases is set forth below:
EchoStar III, VI, VIII, and XII. We lease certain satellite capacity from EchoStar on EchoStar III, VI, VIII, and XII. The leases generally terminate upon the earlier of: (i) the end of the life or the replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed in service, and the exercise of certain renewal options. We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised.
EchoStar XVI. We will lease certain satellite capacity from EchoStar on EchoStar XVI after its service commencement date and this lease generally terminates upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date. Upon expiration of the initial term, we have the option to renew on a year-to-year basis through the end-of-life of the satellite. There can be no assurance that any options to renew this agreement will be exercised.
EchoStar XV Launch Service. On December 21, 2009, EchoStar assigned the rights under one of its launch contracts to us for $103 million. We recorded the launch contract at a net book value of $89 million and recorded the $14 million difference between EchoStar’s carrying value and our purchase price as a capital transaction with EchoStar. We expect to use this launch contract for EchoStar XV, which is scheduled to launch in late 2010.
Nimiq 5 Agreement. During September 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
72.7 degree orbital location (the “Telesat Transponder Agreement”). During September 2009, EchoStar also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which we will receive service from EchoStar on all of the DBS transponders covered by the Telesat Transponder Agreement. We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement. See discussions under “Guarantees” in Note 10.
Under the terms of the DISH Telesat Agreement, we make certain monthly payments to EchoStar that commenced when the Nimiq 5 satellite was placed into service and continue through the service term. Unless earlier terminated under the terms and conditions of the DISH Telesat Agreement, the service term will expire ten years following the date it was placed in service. Upon expiration of the initial term we have the option to renew the DISH Telesat Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Upon in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.
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
Under the terms of the QuetzSat-1 Transponder Agreement, we will make certain monthly payments to EchoStar commencing when the QuetzSat-1 satellite is placed into service and continuing through the service term. Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the service term will expire ten years following the actual service commencement date. Upon expiration of the initial term, we have the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. Upon a launch failure, in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite. QuetzSat-1 is expected to be completed during 2011.
TT&C Agreement. In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for a period ending on January 1, 2011. DISH Network has the right, but not the obligation, to extend the agreement for up to one additional year. The fees for the services provided under the TT&C agreement are cost plus a fixed margin. We may terminate the TT&C agreement for any reason upon sixty days prior written notice.
Satellite Procurement Agreement. In connection with the Spin-off, we entered into a satellite procurement agreement pursuant to which we had the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network. The satellite procurement agreement expired on January 1, 2010. However, we and EchoStar agreed that following January 1, 2010, we will continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network pursuant to the Professional Services Agreement as described above.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
“Cost of sales — subscriber promotion subsidies — EchoStar”
Receiver Agreement. EchoStar is currently our sole supplier of set-top box receivers. The table below indicates the dollar value of set-top boxes and other equipment that we purchased from EchoStar as well as the amount of such purchases that are included in “Cost of sales — subscriber promotion subsidies — EchoStar” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining amount is included in “Inventory” and “Property and equipment, net” on our Consolidated Balance Sheets.

	For the Years Ended December 31,
	2009	2008	2007
		(In thousands)
Set-top boxes and other equipment purchased from EchoStar	$1,174,763	$1,491,556	$1,280,296

Set-top boxes and other equipment purchased from EchoStar included in “Cost of sales — subscriber promotion subsidies — EchoStar”	$188,793	$167,508	$123,730

Under our receiver agreement with EchoStar entered into in connection with the Spin-off, we have the right but not the obligation to purchase digital set-top boxes and related accessories, and other equipment from EchoStar for a period ending on January 1, 2011. We also have the right, but not the obligation, to extend the receiver agreement annually for an additional year. The receiver agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. Additionally, EchoStar provides us with standard manufacturer warranties for the goods sold under the receiver agreement. We may terminate the receiver agreement for any reason upon sixty days written notice to EchoStar. EchoStar may terminate the receiver agreement if certain entities were to acquire us. The receiver agreement also includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.
“General and administrative — EchoStar”
Product Support Agreement. In connection with the Spin-off, we entered into a product support agreement pursuant to which we have the right, but not the obligation to receive product support from EchoStar (including certain engineering and technical support services) for all digital set-top boxes and related accessories that EchoStar has previously sold and in the future may sell to us. The fees for the services provided under the product support agreement are equal to EchoStar’s cost plus a fixed margin, which varies depending on the nature of the services provided. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. We may terminate the product support agreement for any reason upon sixty days prior written notice. In the event of an early termination of this agreement, we are entitled to a refund of any unearned fees paid to EchoStar for the services.
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
Inverness Lease Agreement. The lease for certain space at 90 Inverness Circle East in Englewood, Colorado, is for a period ending on January 1, 2011.
Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado, is for a period ending on January 1, 2011 with annual renewal options for up to two additional years.
Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado, is for a period ending on January 1, 2011 with annual renewal options for up to two additional years.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Gilbert Lease Agreement. The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona expired on January 1, 2010.
EDN Sublease Agreement. The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia, is for a period of three years, ending on April 30, 2011.
Services Agreement. In connection with the Spin-off, we entered into a services agreement pursuant to which we had the right, but not the obligation, to receive logistics, procurement and quality assurance services from EchoStar. This agreement expired on January 1, 2010. However, we and EchoStar have agreed that following January 1, 2010, we will continue to have the right, but not the obligation, to receive from EchoStar the services previously provided under the services agreement pursuant to the Professional Services Agreement as described above.
Other Agreements — EchoStar
Tax Sharing Agreement. In connection with the Spin-off, we entered into a tax sharing agreement with EchoStar which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by us, and we will indemnify EchoStar for such taxes. However, we are not liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code because of (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets, (ii) any action that EchoStar takes or fails to take or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, EchoStar is solely liable for, and will indemnify us for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations including extensions or once all rights and obligations are fully effectuated or performed.
Tivo. Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. We have determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. We and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement. We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
Multimedia Patent Trust. In December 2009, we determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for all of the settlement relating to the period prior to the Spin-off and a portion of the settlement relating to the period after the Spin-off. EchoStar has agreed that its contribution towards the settlement shall not be applied against EchoStar’s aggregate liability cap under the Receiver Agreement.
International Programming Rights Agreement. For each of the years ended December 31, 2009 and 2008, we purchased certain international rights for sporting events from EchoStar included in “Subscriber-related expenses” on the Consolidated Statements of Operations and Comprehensive Income (Loss) for $8 million, of which EchoStar only retained a certain portion.
Other Agreements
On November 4, 2009, Mr. Roger Lynch, became employed by both us and EchoStar as Executive Vice President. Mr. Lynch reports to Mr. Ergen and is responsible for the development and implementation of

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
advanced technologies that are of potential utility and importance to both us and EchoStar. Mr. Lynch’s compensation consists of cash and equity compensation and is borne by both EchoStar and us.
Related Party Transactions with NagraStar L.L.C.
Prior to the Spin-off, we owned 50% of NagraStar L.L.C. (“NagraStar”), which was contributed to EchoStar in connection with the Spin-off. NagraStar is a joint venture that is our provider of encryption and related security systems intended to assure that only paying customers have access to our programming. During the years ended December 31, 2009, 2008 and 2007, we purchased security access devices from NagraStar and incurred other fees at an aggregate cost to us of $82 million, $59 million and $55 million, respectively. As of December 31, 2009 and 2008, amounts payable to NagraStar totaled $17 million and $44 million, respectively.