Form 10-Q
period 2010-06-30
DISH Network CORP
filed 2010-08-09
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of July 26, 2010, the registrant’s outstanding common stock consisted of 209,345,179 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

•	If we do not maintain our operational performance and customer satisfaction, our gross new subscriber additions may decrease and our subscriber churn may increase.

•	If DISH Network gross new subscriber additions decrease, or if subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

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

•

We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our gross new subscriber additions may decline and subscriber churn may increase.

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

•

We are subject to significant regulatory oversight and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

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

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$308,447	$105,844
Marketable investment securities	2,286,031	2,033,492
Trade accounts receivable - other, net of allowance for doubtful accounts of $19,247 and $16,372, respectively	815,295	741,524
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	11,498	38,347
Inventory	464,912	295,950
Deferred tax assets	144,114	139,708
Prepaid income taxes	—	35,106
Other current assets	71,208	85,981

Total current assets	4,101,505	3,475,952

Noncurrent Assets:
Restricted cash and marketable investment securities	144,776	141,493
Property and equipment, net of accumulated depreciation of $2,626,474 and $2,487,092, respectively	3,150,962	3,042,262
FCC authorizations	1,391,441	1,391,441
Marketable and other investment securities	170,760	170,224
Other noncurrent assets, net	71,575	73,971

Total noncurrent assets	4,929,514	4,819,391

Total assets	$9,031,019	$8,295,343

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$156,490	$146,824
Trade accounts payable - EchoStar	339,146	373,454
Deferred revenue and other	820,525	815,878
Accrued programming	1,066,488	985,928
Tivo litigation accrual	454,468	393,566
Other accrued expenses	627,132	545,113
Current portion of long-term debt and capital lease obligations	28,694	26,518

Total current liabilities	3,492,943	3,287,281

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	6,477,876	6,470,046
Deferred tax liabilities	357,709	312,775
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	282,798	316,929

Total long-term obligations, net of current portion	7,118,383	7,099,750

Total liabilities	10,611,326	10,387,031

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 260,627,248 and 258,852,336 shares issued, 209,714,697 and 208,754,183 shares outstanding, respectively	2,606	2,589
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,162,985	2,120,211
Accumulated other comprehensive income (loss)	802	5,614
Accumulated earnings (deficit)	(2,272,652)	(2,760,589)
Treasury stock, at cost	(1,476,877)	(1,462,380)

Total DISH Network stockholders’ equity (deficit)	(1,580,752)	(2,092,171)

Noncontrolling interest	445	483

Total stockholders’ equity (deficit)	(1,580,307)	(2,091,688)

Total liabilities and stockholders’ equity (deficit)	$9,031,019	$8,295,343

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenue:
Subscriber-related revenue	$3,141,326	$2,878,115	$6,177,459	$5,743,054
Equipment sales and other revenue	16,507	19,137	30,337	51,483
Equipment sales - EchoStar	1,281	2,526	2,193	5,209
Services and other revenue - EchoStar	9,928	3,923	16,448	9,276

Total revenue	3,169,042	2,903,701	6,226,437	5,809,022

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below - Note 6)	1,648,458	1,532,076	3,287,820	3,082,154
Satellite and transmission expenses (exclusive of depreciation shown below - Note 6):
EchoStar	107,107	87,198	208,585	167,955
Other	10,102	8,718	20,088	15,739
Equipment, services and other cost of sales	22,004	27,094	38,906	67,593
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar (exclusive of depreciation shown below - Note 6)	39,733	71,786	66,636	95,922
Other subscriber promotion subsidies	266,428	248,171	580,111	465,731
Subscriber acquisition advertising	99,229	68,315	170,656	118,822

Total subscriber acquisition costs	405,390	388,272	817,403	680,475
General and administrative expenses - EchoStar	11,539	12,413	22,969	23,555
General and administrative expenses	143,477	143,466	282,867	269,231
Tivo litigation expense	30,709	196,405	60,902	196,405
Depreciation and amortization (Note 6)	264,446	245,300	504,108	468,593

Total costs and expenses	2,643,232	2,640,942	5,243,648	4,971,700

Operating income (loss)	525,810	262,759	982,789	837,322

Other Income (Expense):
Interest income	6,314	11,262	12,091	16,046
Interest expense, net of amounts capitalized	(114,690)	(91,132)	(227,637)	(175,069)
Other, net	(3,728)	(44,334)	927	(40,157)

Total other income (expense)	(112,104)	(124,204)	(214,619)	(199,180)

Income (loss) before income taxes	413,706	138,555	768,170	638,142
Income tax (provision) benefit, net	(156,722)	(75,135)	(280,271)	(262,038)

Net income (loss)	256,984	63,420	487,899	376,104
Less: Net income (loss) attributable to noncontrolling interest	(6)	—	(38)	—

Net income (loss) attributable to DISH Network common shareholders	$256,990	$63,420	$487,937	$376,104

Comprehensive Income (Loss):
Net income (loss)	$256,984	$63,420	$487,899	$376,104
Foreign currency translation adjustments	—	274	—	(106)
Unrealized holding gains (losses) on available-for-sale securities	(21,977)	59,155	(3,709)	44,807
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(826)	7,171	(1,103)	5,455
Deferred income tax (expense) benefit	—	(103)	—	128

Comprehensive income (loss)	234,181	129,917	483,087	426,388
Less: Comprehensive income (loss) attributable to noncontrolling interest	(6)	—	(38)	—

Comprehensive income (loss) attributable to DISH Network common shareholders	$234,187	$129,917	$483,125	$426,388

Weighted-average common shares outstanding - Class A and B common stock:
Basic	447,986	446,752	447,362	446,813

Diluted	448,868	447,421	448,182	448,263

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network common shareholders	$0.57	$0.14	$1.09	$0.84

Diluted net income (loss) per share attributable to DISH Network common shareholders	$0.57	$0.14	$1.09	$0.84

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$487,899	$376,104
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	504,108	468,593
Equity in losses (earnings) of affiliates	—	4,149
Realized and unrealized losses (gains) on investments	(3,701)	39,687
Non-cash, stock-based compensation	9,210	7,275
Deferred tax expense (benefit)	39,903	29,819
Other, net	10,775	2,412
Change in noncurrent assets	(1,227)	5,095
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(34,131)	47,606
Changes in current assets and current liabilities, net	103,025	265,103

Net cash flows from operating activities	1,115,861	1,245,843

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(3,008,617)	(1,767,305)
Sales and maturities of marketable investment securities	2,746,086	1,094,018
Purchases of property and equipment	(537,279)	(466,733)
Launch service assigned from EchoStar (Note 11)	(102,913)	—
Change in restricted cash and marketable investment securities	(3,280)	(62,473)
Proceeds from sale of strategic investments	16,413	—
Other	(227)	(529)

Net cash flows from investing activities	(889,817)	(1,203,022)

Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(12,780)	(11,814)
Class A common stock repurchases	(14,497)	(18,594)
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	3,836	1,874

Net cash flows from financing activities	(23,441)	(28,534)

Net increase (decrease) in cash and cash equivalents	202,603	14,287
Cash and cash equivalents, beginning of period	105,844	98,574

Cash and cash equivalents, end of period	$308,447	$112,861

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$237,977	$177,614

Capitalized interest	$14,803	$8,451

Cash received for interest	$20,610	$8,321

Cash paid for income taxes	$232,059	$245,976

Employee benefits paid in Class A common stock	$29,127	$12,198

Vendor financing	$22,000	$—

Satellites and other assets financed under capital lease obligations	$786	$130,714

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Business Activities

Principal Business

DISH Network Corporation is a holding company. Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our”) operate the DISH Network® direct broadcast satellite (“DBS”) subscription television service in the United States which had 14.318 million subscribers as of June 30, 2010. We have deployed substantial resources to develop the “DISH Network DBS System.” The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

New Accounting Pronouncements

Revenue Recognition – Multiple-Deliverable Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”), Revenue Recognition - Multiple-Deliverable Revenue Arrangements. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple deliverable arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. We are currently evaluating the impact, if any, ASU 2009-13 will have on our consolidated financial statements, when adopted, as required, on January 1, 2011.

Embedded Credit Derivatives

In March 2010, the FASB issued Accounting Standards Update 2010-11 (“ASU 2010-11”), Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from certain bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption - one that is related to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than subordination may need to separately account for the embedded credit derivative feature.

On July 1, 2010, we elected to apply the fair value option to certain of our auction rate securities (“ARS”) impacted by ASU 2010-11. As a result, a $50 million loss, net of tax, related to these ARS in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” as of June 30, 2010 will be included as a cumulative-effect adjustment to beginning “Accumulated earnings (deficit)” effective January 1, 2010. All changes in the fair value of these investments after June 30, 2010 will be recognized in our results of operations.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Basic net income (loss) attributable to DISH Network common shareholders	$256,990	$63,420	$487,937	$376,104
Interest on dilutive subordinated convertible note, net of related tax effect	—	—	—	234

Diluted net income (loss) attributable to DISH Network common shareholders	$256,990	$63,420	$487,937	$376,338

Weighted-average common shares outstanding - Class A and B common stock:
Basic	447,986	446,752	447,362	446,813
Dilutive impact of stock awards outstanding	882	669	820	968
Dilutive impact of subordinated note convertible into common shares	—	—	—	482

Diluted	448,868	447,421	448,182	448,263

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network common shareholders	$0.57	$0.14	$1.09	$0.84

Diluted net income (loss) per share attributable to DISH Network common shareholders	$0.57	$0.14	$1.09	$0.84

Shares of Class A common stock issuable upon conversion of:
3% Convertible Subordinated Note due 2011 (repaid in October 2009)	—	482	—	482

As of June 30, 2010 and 2009, there were stock awards to purchase 10.6 million shares and 10.7 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is antidilutive.

Vesting of options and rights to acquire shares of our Class A common stock (“Restricted Performance Units”) granted pursuant to our performance-based stock incentive plans is contingent upon meeting certain goals which are not yet probable of being achieved. As a consequence, the following are also not included in the diluted EPS calculation.

	As of June 30,
	2010	2009
	(In thousands)
Performance-based options	11,070	10,300
Restricted Performance Units and other	1,571	1,126

Total	12,641	11,426

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

4.	Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of
	June 30,	December 31,
	2010	2009
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$1,455,133	$1,053,826
Current marketable investment securities - strategic	233,186	163,997
Current marketable investment securities - other	597,712	815,669

Total current marketable investment securities	2,286,031	2,033,492
Restricted marketable investment securities (1)	20,657	21,360
Noncurrent marketable investment securities - ARS and MBS (2)	121,186	120,650

Total marketable investment securities	2,427,874	2,175,502

Restricted cash and cash equivalents (1)	124,119	120,133

Other investment securities:
Other investment securities - cost method	49,574	49,574

Total other investment securities (2)	49,574	49,574

Total marketable investment securities, restricted cash and other investment securities	$2,601,567	$2,345,209

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Condensed Consolidated Balance Sheets.
(2)	Noncurrent marketable investment securities – auction rate securities (“ARS”), mortgage backed securities (“MBS”) and other investment securities are included in “Marketable and other investment securities” on our Condensed Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.

Current Marketable Investment Securities - VRDNs

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities include strategic and financial investments in public companies that are highly speculative and have experienced and continue to experience volatility. As of June 30, 2010, a significant portion of our strategic investment portfolio consisted of securities of several issuers and the value of that portfolio depends on those issuers.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

We account for certain debt securities acquired at a discount under the cost recovery method, partial accrual or full accrual methods based on management’s quarterly evaluation of these securities. These debt securities were purchased at a discount due to their credit quality. As a result, the yield that may be accreted (accretable yield) is limited to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (including the effects of prepayments) expected to be collected over our initial investment. The face value of these securities as of June 30, 2010 and December 31, 2009 was $137 million. The carrying value, which is equal to fair value, of these securities as of June 30, 2010 and December 31, 2009 was $81 million and $80 million, respectively. The total discount on these securities was $89 million as of June 30, 2010 with $10 million classified as accretable yield and the remaining $79 million classified as non-accretable yield. The total discount on these securities was $91 million as of December 31, 2009 with $12 million classified as accretable yield and the remaining $79 million classified as non-accretable yield.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of June 30, 2010 and December 31, 2009, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds. Restricted cash and marketable investment securities as of June 30, 2010 included $62 million related to our litigation with Tivo.

Noncurrent Marketable Investment Securities – ARS and MBS

We have investments in ARS and MBS which are classified as available-for-sale securities and reported at fair value. Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments. As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature. See Note 2 for further discussion on the July 1, 2010 fair value election on certain ARS investments.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2010 and December 31, 2009, we had accumulated net unrealized losses of $8 million and $3 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” A full valuation allowance has been established against the net deferred tax assets associated with these unrealized capital losses. The components of our available-for-sale investments are detailed in the table below.

	As of June 30, 2010				As of December 31, 2009
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$1,455,133	$1	$—	$1	$1,053,826	$1	$(3)	$(2)
ARS and MBS	121,186	1,474	(64,597)	(63,123)	120,650	1,114	(69,167)	(68,053)
Other (including restricted)	699,369	38,724	(2,735)	35,989	917,069	39,490	(1,645)	37,845
Equity securities:
Other	152,186	49,934	(30,408)	19,526	83,957	27,415	—	27,415

Total marketable investment securities	$2,427,874	$90,133	$(97,740)	$(7,607)	$2,175,502	$68,020	$(70,815)	$(2,795)

As of June 30, 2010, restricted and non-restricted marketable investment securities include debt securities of $2.090 billion with contractual maturities of one year or less and $186 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of June 30, 2010, the unrealized losses on our investments in equity securities represent investments in broad-based indexes and in several companies in the technology industry. We are not aware of any specific factors which indicate the unrealized losses in these investments are due to anything other than temporary market fluctuations. As of June 30, 2010 and December 31, 2009, the unrealized losses on our investments in debt securities primarily represent investments in auction rate, mortgage and asset-backed securities. We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time. In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

			As of June 30, 2010
	Primary	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment Category	Reason for Unrealized Loss	Fair Value	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(In thousands)
Debt securities	Temporary market fluctuations	$415,162	$212,932	$(962)	$30,775	$(86)	$171,455	$(66,284)
Equity securities	Temporary market fluctuations	95,710	95,710	(30,408)	—	—	—	—

Total		$510,872	$308,642	$(31,370)	$30,775	$(86)	$171,455	$(66,284)

			As of December 31, 2009
			(In thousands)
Debt securities	Temporary market fluctuations	$348,995	$180,359	$(306)	$7,535	$(45)	$161,101	$(70,464)

Total		$348,995	$180,359	$(306)	$7,535	$(45)	$161,101	$(70,464)

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

Our assets measured at fair value on a recurring basis were as follows:

	Total Fair Value As of June 30, 2010				Total Fair Value As of December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs	$1,455,133	$—	$1,455,133	$—	$1,053,826	$—	$1,053,826	$—
ARS and MBS	121,186	—	7,153	114,033	120,650	—	7,907	112,743
Other (including restricted)	699,369	20,661	622,805	55,903	917,069	22,031	894,770	268

Equity securities	152,186	152,186	—	—	83,957	83,957	—	—

Total marketable investment securities	$2,427,874	$172,847	$2,085,091	$169,936	$2,175,502	$105,988	$1,956,503	$113,011

Changes in Level 3 instruments are as follows:

	Level 3
	Total	Current and Noncurrent Marketable Investment Securities	Other Investment Securities
	(In thousands)
Balance as of December 31, 2009	$113,011	$113,011	$—
Net realized/unrealized gains (losses) included in earnings	(1,156)	(1,156)	—
Net realized/unrealized gains (losses) included in other comprehensive income (loss)	4,040	4,040	—
Purchases, issuances and settlements, net	(1,782)	(1,782)	—
Transfers from level 2 to level 3	55,823	55,823	—

Balance as of June 30, 2010	$169,936	$169,936	$—

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” income and expense included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other Income (Expense):	2010	2009	2010	2009
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchange	$—	$(11,994)	$(49)	$(4,732)
Other investment securities - gains (losses) on sales	52	—	1,604	—
Other investment securities - unrealized gains (losses) on fair value investments and other-than-temporary impairments	(877)	(34,020)	2,146	(34,955)
Other	(2,903)	1,680	(2,774)	(470)

Total	$(3,728)	$(44,334)	$927	$(40,157)

5.	Inventory

Inventory consists of the following:

	As of
	June 30,	December 31,
	2010	2009
	(In thousands)
Finished goods - DBS	$243,667	$199,189
Raw materials	183,983	60,837
Work-in-process - used	33,982	34,204
Work-in-process - new	3,280	1,720

Inventory	$464,912	$295,950

As of June 30, 2010, our inventory balance was $465 million, an increase of $169 million. The increase is due to higher than normal inventory levels at June 30, 2010 as a result of anticipated activation volume. In addition, the lower than normal balance at December 31, 2009 primarily related to the impact of subscriber additions and reduced churn during the last half of 2009.

6.	Property and Equipment

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Equipment leased to customers	$225,348	$207,382	$430,746	$399,950
Satellites	25,699	22,181	47,882	42,064
Buildings, furniture, fixtures, equipment and other	13,399	15,737	25,480	26,579

Total depreciation and amortization	$264,446	$245,300	$504,108	$468,593

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Satellites

We currently utilize 14 satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we own. Each of the owned satellites had an original estimated minimum useful life of at least 12 years. We currently lease capacity on six satellites from EchoStar with terms ranging from two to ten years. We account for these as operating leases. See Note 11 for further discussion of our satellite leases with EchoStar. We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

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

Certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their remaining life and commercial operation. There can be no assurance that future anomalies will not further impact the remaining life and commercial operation of any of these satellites. See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We do not anticipate carrying insurance for any of the in-orbit satellites that we own, and therefore will bear the risk of any in-orbit failures. Recent developments with respect to our satellites are discussed below.

Owned Satellites

EchoStar XIV. Our EchoStar XIV satellite was launched on March 20, 2010, and commenced commercial operations at the 119 degree orbital location during May 2010. EchoStar XIV is a combination full continental United States (“CONUS”) and spot beam satellite that will allow us, among other things, to expand our HD offerings.

EchoStar XV. Our EchoStar XV satellite was launched on July 10, 2010, and commenced commercial operations at the 61.5 degree orbital location during August 2010. EchoStar XV is a CONUS satellite that will allow us, among other things, to expand our HD offerings.

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

DISH NETWORK CORPORATION

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

7.	Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of June 30, 2010 and December 31, 2009:

	As of
	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
6 3/8 % Senior Notes due 2011	$1,000,000	$1,026,500	$1,000,000	$1,028,750
7% Senior Notes due 2013	500,000	518,750	500,000	515,000
6 5/8 % Senior Notes due 2014	1,000,000	1,000,000	1,000,000	1,010,000
7 3/4 % Senior Notes due 2015	750,000	772,500	750,000	789,375
7 1/8 % Senior Notes due 2016	1,500,000	1,503,750	1,500,000	1,548,750
7 7/8 % Senior Notes due 2019	1,400,000	1,468,250	1,400,000	1,473,500
Mortgages and other notes payable	62,273	62,273	42,107	42,107

Subtotal	$6,212,273	$6,352,023	$6,192,107	$6,407,482

Capital lease obligations (1)	294,297		304,457

Total long-term debt and capital lease obligations (including current portion)	$6,506,570		$6,496,564

(1)	Disclosure regarding fair value of capital leases is not required.

8.	Stockholders’ Equity (Deficit)

Common Stock Repurchase Program

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock. During the six months ended June 30, 2010, we repurchased 0.8 million shares of our common stock for $14 million. As of June 30, 2010, we may repurchase up to $986 million under this plan.

9.	Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance and non-performance based stock incentives. As of June 30, 2010, we had outstanding under these plans stock options to acquire 22.5 million shares of our Class A common stock and 1.7 million restricted stock units. Stock options granted prior to and on June 30, 2010 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives. As of June 30, 2010, we had 76.3 million shares of our Class A common stock available for future grant under our stock incentive plans.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

As of June 30, 2010, the following stock awards were outstanding:

	As of June 30, 2010
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH Network employees	18,814,801	1,334,326	1,086,364	59,767
Held by EchoStar employees	3,653,102	379,103	N/A	N/A

Total	22,467,903	1,713,429	1,086,364	59,767

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Stock Award Activity

Our stock option activity for the six months ended June 30, 2010 was as follows:

	For the Six Months Ended June 30, 2010
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	21,861,691	$21.71
Granted	2,304,500	18.29
Exercised	(309,013)	8.94
Forfeited and cancelled	(1,389,275)	22.38

Total options outstanding, end of period	22,467,903	18.62

Performance-based options outstanding, end of period (2)	11,070,000	15.94

Exercisable at end of period	7,544,523	22.97

(1)	The beginning of period weighted-average exercise price of $21.71 does not reflect the Stock Option Adjustment, which occurred subsequent to December 31, 2009.
(2)	These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to performance-based stock incentive plans. Vesting of these stock options is contingent upon meeting certain company goals which are not yet probable of being achieved. See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised during the three and six months ended June 30, 2010 and 2009 as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Tax benefit from stock awards exercised	$1,184	$15	$1,271	$15

Based on the closing market price of our Class A common stock on June 30, 2010, the aggregate intrinsic value of our stock options was as follows:

	As of June 30, 2010
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$64,050	$6,167

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Our restricted stock unit activity for the six months ended June 30, 2010 was as follows:

	For the Six Months Ended June 30, 2010
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,246,284	$25.93
Granted	600,000	18.15
Vested	—	—
Forfeited and cancelled	(132,855)	23.55

Total restricted stock units outstanding, end of period	1,713,429	23.39

Restricted performance units outstanding, end of period (1)	1,570,679	22.67

(1)	These restricted performance units, which are included in the caption “Total restricted stock units outstanding, end of period,” were issued pursuant to performance-based stock incentive plans. Vesting of these restricted performance units is contingent upon meeting certain company goals which are not yet probable of being achieved. See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable. Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of the goal was not probable as of June 30, 2010, that assessment could change at any time.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the six months ended June 30, 2010, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion
	(In thousands)
DISH Network awards held by DISH Network employees	$38,744	$17,906
EchoStar awards held by DISH Network employees	7,586	3,500

Total	$46,330	$21,406

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

2008 LTIP. During 2008, we adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”). The 2008 LTIP provides stock options and restricted stock units, either alone or in combination, which vest based on company-specific subscriber and financial goals. Exercise of the stock awards is contingent on achieving these goals by December 31, 2015.

During 2009, we generated cumulative free cash flow in excess of $1.0 billion, which resulted in approximately 10% of the 2008 LTIP stock awards vesting. We recorded non-cash, stock-based compensation expense as indicated in the table below. Additional compensation related to the 2008 LTIP will be recorded based on management’s assessment of the probability of meeting the remaining performance goals. If the remaining goals are probable of being achieved and stock awards vest, we will recognize the additional non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of this stock incentive plan.

Other Employee Performance Awards. In addition to the above long-term, performance stock incentive plans, we have other stock awards that vest based on certain other company-specific subscriber and financial goals. Exercise of these stock awards is contingent on achieving certain performance goals within specified time frames. During the six months ended June 30, 2010, we determined that certain performance goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense as indicated in the table below.

Additional compensation related to these awards will be recorded based on management’s assessment of the probability of meeting the remaining performance goals. If the remaining goals are probable of being achieved and stock awards vest, we will recognize the additional non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of this stock incentive plan.

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain company-specific subscriber and financial goals was not probable as of June 30, 2010, that assessment could change at any time.

The non-cash stock-based compensation expense associated with these awards is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
2008 LTIP	$1,028	$809	$1,611	$1,357
Other employee performance awards	(76)	72	232	145

Total non-cash, stock-based compensation expense recognized for performance-based awards	$952	$881	$1,843	$1,502

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2010	$1,053	$316
Estimated contingent expense subsequent to 2010	28,061	42,253

Total estimated remaining expense over the term of the plan	$29,114	$42,569

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Of the 22.5 million stock options and 1.7 million restricted stock units outstanding under our stock incentive plans as of June 30, 2010, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of June 30, 2010
Performance-Based Stock Options	Number of Awards	Weighted- Average Exercise Price
2005 LTIP	3,560,750	$23.00
2008 LTIP	5,509,250	10.48
Other employee performance awards	2,000,000	18.41

Total	11,070,000	15.94

Restricted Performance Units and Other
2005 LTIP	483,911
2008 LTIP	54,750
Other employee performance awards	1,032,018

Total	1,570,679

Stock-Based Compensation

During the six months ended June 30, 2010, we incurred $3 million of additional non-cash, stock-based compensation cost in connection with the Stock Option Adjustment discussed previously. This amount is included in the table below. Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and six months ended June 30, 2010 and 2009 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Subscriber-related	$234	$247	$683	$506
General and administrative	2,660	3,819	8,527	6,769

Total non-cash, stock-based compensation	$2,894	$4,066	$9,210	$7,275

As of June 30, 2010, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $24 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 4.1% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Valuation

The fair value of each stock award for the three and six months ended June 30, 2010 and 2009 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Stock Options	2010	2009	2010	2009
Risk-free interest rate	2.07% - 2.60%	2.86% - 3.19%	2.07% - 2.89%	1.97% - 3.19%
Volatility factor	33.33% - 36.29%	31.78% - 33.59%	33.33% - 36.29%	29.72% - 33.59%
Expected term of options in years	5.7 - 7.5	6.1 - 7.0	5.7 - 7.5	6.0 - 7.3
Weighted-average fair value of options granted	$6.83 - $7.54	$6.19 - $6.53	$6.83 - $8.14	$3.86 - $6.53

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

10. Commitments and Contingencies

Commitments

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $312 million over the next five years.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024. We sublease this capacity from EchoStar and also guarantee a certain portion of its obligation under this agreement through 2019. As of June 30, 2010, the remaining obligation under this agreement was $575 million.

As of June 30, 2010, we have not recorded a liability on the balance sheet for any of these guarantees.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702, which relate to certain systems and methods for transmission of digital data. On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice. The plaintiffs have appealed.

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

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, EchoStar, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C., and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court. Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon, and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements. We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements. On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed. We appealed the partial grant of ESPN’s motion to the New York trial court. After the partial grant of ESPN’s motion, ESPN sought an additional $30 million under the applicable affiliation agreements. On March 15, 2010, the trial court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $65 million under the applicable affiliation agreement. Although the court ruled we owe approximately $65 million, there can be no assurance that ESPN will not seek, and that the court will not award, an amount that exceeds this amount. We have appealed the court’s ruling. We intend to vigorously prosecute and defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Finisar Corporation

Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar, an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein, alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing. PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation. We have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The state court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The state court agreed, and denied our motion for summary judgment as a result. In April 2008, the state court granted plaintiff’s class certification motion and in January 2009, the state court entered an order excluding certain evidence that we can present at trial based on the prior discovery issues. The state court also denied plaintiffs’ request to dismiss our counterclaims. In May 2009, plaintiffs filed a motion for default judgment based on new allegations of discovery misconduct. In April 2010, the court denied plaintiffs’ motion for default judgment, but upheld its prior order excluding certain evidence. Trial is scheduled to commence on October 12, 2010. Before trial, the court will hold a hearing to establish the scope of its prior evidentiary order, including the scope of an adverse inference jury instruction. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the lawsuit or determine the extent of any potential liability or damages.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Technology Development Licensing

On January 22, 2009, Technology Development and Licensing LLC (“TDL”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35,952, which relates to certain favorite channel features. TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.

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

In June 2009, the United States District Court granted Tivo’s motion for contempt, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo’s patent, that our original alternative technology still infringed the software claims, and that even if our original alternative technology was “non-infringing,” the original injunction by its terms required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field. The District Court also amended its original injunction to require that we inform the court of any further attempts to design around Tivo’s patent and seek approval from the court before any such design-around is implemented. The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 through April 2008, based on an assumed $1.25 per subscriber per month royalty rate. We posted a bond to secure that award pending appeal of the contempt order. On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court’s contempt order pending resolution of our appeal.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions. Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges we made from subscribers using DVRs. We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction. We also challenged Tivo’s calculation of profits. On September 4, 2009, the District Court partially granted Tivo’s motion for contempt sanctions and awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million. The District Court also awarded Tivo its attorneys’ fees and costs incurred during the contempt proceedings. Enforcement of these awards has been stayed by the District Court pending resolution of our appeal of the underlying June 2009 contempt order. On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys’ fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million. During the year ended December 31, 2009 and the six months ended June 30, 2010, we increased our total reserve by $361 million and $61 million, respectively, to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement (including contempt sanctions for the period from April 2008 through June 2009) for the period from April 2008 through June 2010 plus interest. Our total reserve at June 30, 2010 was $454 million and is included in “Tivo litigation accrual” on our Condensed Consolidated Balance Sheets.

In light of the District Court’s finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the ‘389 patent, we are also developing and testing potential new alternative technology in an engineering environment. As part of EchoStar’s development process, EchoStar downloaded several of our design-around options to less than 1,000 subscribers for “beta” testing. On March 11, 2010, we requested that the District Court approve the implementation of one of our design-around options on an expedited basis. There can be no assurance that the District Court will approve this request.

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals. On March 4, 2010, the Federal Circuit affirmed the District Court’s contempt order in a 2-1 decision. On May 14, 2010, our petition for en banc review of that decision by the full Federal Circuit was granted and the opinion of the three-judge panel was vacated. Oral argument is scheduled for November 9, 2010. There can be no assurance that the full Federal Circuit will reverse the decision of the three-judge panel. Tivo has stated that it will seek additional damages for the period from June 2009 to the present. Although we have accrued our best estimate of damages, contempt sanctions and interest through June 30, 2010, there can be no assurance that Tivo will not seek, and that the court will not award, an amount that exceeds our accrual.

On June 4, 2010, the Patent and Trademark Office (the “PTO”) issued a final office action rejecting the software claims of United States Patent No. 6,233,389 (the ‘389 patent) as being invalid in light of two prior patents. These are the same software claims that we were found to have infringed and which underlie the contempt ruling that we are now appealing. We believe that the PTO’s conclusions are relevant to the issues on appeal. The PTO’s conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo’s patent.

If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we may be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services. The

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant. Additionally, the supplemental damage award of $103 million and further award of approximately $200 million does not include damages, contempt sanctions or interest for the period after June 2009. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages, contempt sanctions and interest. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.

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

Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. We have determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. We and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement. We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

“Equipment sales – EchoStar”

Remanufactured Receiver Agreement. In connection with the Spin-off, we entered into a remanufactured receiver agreement with EchoStar pursuant to which EchoStar had the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased for a two-year period ending on January 1, 2010. In August 2009, we and EchoStar extended this agreement to January 1, 2011. EchoStar may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to us. We may also terminate this agreement if certain entities acquire us.

“Services and other revenue – EchoStar”

Transition Services Agreement. In connection with the Spin-off, we entered into a transition services agreement with EchoStar pursuant to which EchoStar had the right, but not the obligation, to receive the following services from us: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit, legal, accounting and tax, and other support services. The fees for the services provided under the transition services agreement were calculated at cost plus a fixed margin, which varied depending on the nature of the services provided. The transition services agreement expired on January 1, 2010. However, we and EchoStar have agreed that following January 1, 2010 EchoStar shall continue to have the right, but not the obligation, to receive from us certain of the services previously provided under the transition services agreement pursuant to the Professional Services Agreement, as discussed below.

Professional Services Agreement. During December 2009, we and EchoStar agreed that following January 1, 2010 EchoStar shall continue to have the right, but not the obligation, to receive from us the following services, among others, certain of which were previously provided under the transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, following January 1, 2010, we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (as discussed below, previously provided under the satellite procurement agreement) and receive logistics, procurement and quality assurance services from EchoStar (as discussed below, previously provided under the services agreement). The professional services agreement has a term of one year ending on January 1, 2011, but renews automatically for successive one-year periods thereafter, unless terminated earlier by either party at the end of the then current term, upon at least 60 days’ prior notice. However, either party may terminate the services it receives with respect to a particular service for any reason upon 30 days notice.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Management Services Agreement. In connection with the Spin-off, we entered into a management services agreement with EchoStar pursuant to which we make certain of our officers available to provide services (which are primarily legal and accounting services) to EchoStar. Specifically, R. Stanton Dodge and Paul W. Orban remain employed by us, but also serve as EchoStar’s Executive Vice President and General Counsel, and Senior Vice President and Controller, respectively. EchoStar makes payments to us based upon an allocable portion of the personnel costs and expenses incurred by us with respect to such officers (taking into account wages and fringe benefits). These allocations are based upon the estimated percentages of time to be spent by our executive officers performing services for EchoStar under the management services agreement. EchoStar also reimburses us for direct out-of-pocket costs incurred by us for management services provided to EchoStar. We and EchoStar evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and EchoStar mutually agree upon.

The management services agreement automatically renewed on January 1, 2010 for an additional one-year period until January 1, 2011 and renews automatically for successive one-year periods thereafter, unless terminated earlier (i) by EchoStar at any time upon at least 30 days’ prior written notice; (ii) by us at the end of any renewal term, upon at least 180 days’ prior notice; or (iii) by us upon written notice to EchoStar, following certain changes in control.

Satellite Capacity Leased to EchoStar. In December 2009, we entered into a satellite capacity agreement pursuant to which EchoStar leases certain satellite capacity from us on EchoStar I. The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite. The lease generally terminates upon the earlier of: (i) the end of life or replacement of the satellite (unless EchoStar determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends, among other things, upon the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options. EchoStar generally has the option to renew this lease on a year-to-year basis through the end of the satellite’s life. There can be no assurance that any options to renew this agreement will be exercised.

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

“Satellite and transmission expenses – EchoStar”

Broadcast Agreement. In connection with the Spin-off, we entered into a broadcast agreement pursuant to which EchoStar provides certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services. During July 2010, we exercised our right to extend the broadcast agreement until January 1, 2012. We may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to EchoStar. If we terminate teleport services for a reason other than EchoStar’s breach, we are obligated to pay EchoStar the aggregate amount of the remainder of the expected cost of providing the teleport services. The fees for services provided under the broadcast agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the products and services provided.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Broadcast Agreement for Certain Sports Related Programming. During May 2010, we entered into a broadcast agreement pursuant to which EchoStar provides certain broadcast services to us in connection with our carriage of certain sports related programming. The term of this agreement is for ten years. If we terminate this agreement for a reason other than EchoStar’s breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate. The fees for the broadcast services provided under this agreement depend, among other things, upon the cost to develop and provide such services.

Satellite Capacity Leased from EchoStar. In connection with the Spin-off and subsequent to the Spin-off, we entered into certain satellite capacity agreements pursuant to which we lease certain satellite capacity on certain satellites owned or leased by EchoStar. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite. The term of each of the leases is set forth below:

EchoStar III, VI, VIII, and XII. We lease certain satellite capacity from EchoStar on EchoStar III, VI, VIII, and XII. The leases generally terminate upon the earlier of: (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options. We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised.

EchoStar XVI. We will lease certain satellite capacity from EchoStar on EchoStar XVI after its service commencement date and this lease generally terminates upon the earlier of: (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date. Upon expiration of the initial term, we have the option to renew on a year-to-year basis through the end of life of the satellite. There can be no assurance that any options to renew this agreement will be exercised. EchoStar XVI is expected to be completed during 2012.

EchoStar XV. EchoStar XV is owned by us and is operated at the 61.5 degree orbital location. The FCC has granted EchoStar an authorization to operate the satellite at the 61.5 degree orbital location. For so long as EchoStar XV remains in service at the 61.5 degree orbital location, we are obligated to pay EchoStar a fee which varies depending on the number of frequencies being used by EchoStar XV from time to time.

Nimiq 5 Agreement. During September 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”). During September 2009, EchoStar also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which we will receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement. We and EchoStar are currently receiving service on 21 of these DBS transponders and will receive service on the remaining 11 DBS transponders over a phase-in period that will be completed in 2012. We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement. See discussions under “Guarantees” in Note 10.

Under the terms of the DISH Telesat Agreement, we make certain monthly payments to EchoStar that commenced in October 2009 when the Nimiq 5 satellite was placed into service and continue through the service term. Unless earlier terminated under the terms and conditions of the DISH Telesat Agreement, the service term will expire ten years following the date it was placed into service. Upon expiration of the initial term we have the option to renew the DISH Telesat Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite. Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite. There can be no assurance that any options to renew this agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

EchoStar XV Launch Service. On December 21, 2009, EchoStar assigned certain of its rights under a launch contract to us for EchoStar’s fair value of $103 million. We recorded these rights at EchoStar’s net book value of $89 million and recorded the $14 million difference between EchoStar’s carrying value and our purchase price as a capital transaction with EchoStar. We used these rights for EchoStar XV, which launched on July 10, 2010 and commenced commercial operations in August 2010.

QuetzSat-1 Lease Agreement. During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite expected to be placed into service at the 77 degree orbital location in 2011. During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.

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

TT&C Agreement. In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for a period ending on January 1, 2011. We have the right, but not the obligation, to extend the agreement for up to one additional year. The fees for services provided under the TT&C agreement are calculated at cost plus a fixed margin. We may terminate the TT&C agreement for any reason upon sixty days prior written notice.

Satellite Procurement Agreement. In connection with the Spin-off, we entered into a satellite procurement agreement pursuant to which we had the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us. The satellite procurement agreement expired on January 1, 2010. However, we and EchoStar agreed that following January 1, 2010, we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us pursuant to the Professional Services Agreement as discussed above.

“Cost of sales – subscriber promotion subsidies – EchoStar”

Receiver Agreement. EchoStar is currently our sole supplier of set-top box receivers. The table below indicates the dollar value of set-top boxes and other equipment that we purchased from EchoStar as well as the amount of purchases that are included in “Cost of sales – subscriber promotion subsidies – EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining amount is included in “Inventory” and “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Set-top boxes and other equipment purchased from EchoStar	$382,839	$204,284	$768,687	$524,603

Set-top boxes and other equipment purchased from EchoStar included in “Cost of sales – subscriber promotion subsidies – EchoStar”	$39,733	$71,786	$66,636	$95,922

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

In connection with the Spin-off, we entered into a receiver agreement pursuant to which we have the right but not the obligation to purchase digital set-top boxes and related accessories, and other equipment from EchoStar. During July 2010, we exercised our right to extend the receiver agreement until January 1, 2012. The receiver agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. Additionally, EchoStar provides us with standard manufacturer warranties for the goods sold under the receiver agreement. We may terminate the receiver agreement for any reason upon sixty days written notice to EchoStar. EchoStar may terminate the receiver agreement if certain entities were to acquire us. The receiver agreement also includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.

“General and administrative expenses – EchoStar”

Product Support Agreement. In connection with the Spin-off, we entered into a product support agreement pursuant to which we have the right, but not the obligation, to receive product support from EchoStar (including certain engineering and technical support services) for all digital set-top boxes and related accessories that EchoStar has previously sold and in the future may sell to us. The fees for services provided under the product support agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the services provided. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. We may terminate the product support agreement for any reason upon sixty days prior written notice. In the event of an early termination of this agreement, we are entitled to a refund of any unearned fees paid to EchoStar for the services.

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

Inverness Lease Agreement. The lease for certain space at 90 Inverness Circle East in Englewood, Colorado expires on January 1, 2011.

Meridian Lease Agreement. During August 2010, we exercised our right to extend this lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado until January 1, 2012. We have the right to extend the Meridian Lease Agreement for one additional year.

Santa Fe Lease Agreement. During August 2010, we exercised our right to extend this lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado until January 1, 2012. We have the right to extend the Santa Fe Lease Agreement for one additional year.

Gilbert Lease Agreement. The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona expired on January 1, 2010.

EDN Sublease Agreement. The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia, is for a period of three years, ending on April 30, 2011.

Services Agreement. In connection with the Spin-off, we entered into a services agreement pursuant to which we had the right, but not the obligation, to receive logistics, procurement and quality assurance services from EchoStar. This agreement expired on January 1, 2010. However, we and EchoStar have agreed that following January 1, 2010, we shall continue to have the right, but not the obligation, to receive from EchoStar certain of the services previously provided under the services agreement pursuant to the Professional Services Agreement as discussed above.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Weather Related Programming Agreement. During May 2010, we entered into an agreement pursuant to which, among other things, EchoStar agreed to develop certain weather related programming and we received the right to distribute such programming. The fees for the content provided under this agreement depend, among other things, upon the cost to develop and provide such content. This agreement was terminated during June 2010.

Other Agreements – EchoStar

Tax Sharing Agreement. In connection with the Spin-off, we entered into a tax sharing agreement with EchoStar which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by us, and we will indemnify EchoStar for such taxes. However, we are not liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code because of (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets, (ii) any action that EchoStar takes or fails to take or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, EchoStar is solely liable for, and will indemnify us for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

Tivo. Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. We have determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. We and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement. We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

International Programming Rights Agreement. During the six months ended June 30, 2010, we purchased approximately $2 million of certain international rights for sporting events from EchoStar, included in “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), of which EchoStar only retained a certain portion. There were no additional purchases during the other periods presented.

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

Related Party Transactions with NagraStar L.L.C.

Prior to the Spin-off, we owned 50% of NagraStar L.L.C. (“NagraStar”), which was contributed to EchoStar in connection with the Spin-off. NagraStar is a joint venture that is our provider of encryption and related security systems intended to assure that only paying customers have access to our programming. During the three and six months ended June 30, 2010, we incurred security access and other fees at an aggregate cost to us of $20 million and $40 million, respectively. During the three and six months ended June 30, 2009, we purchased security access devices at an aggregate cost of $1 million and $25 million, respectively, from NagraStar. As of June 30, 2010 and December 31, 2009, amounts payable to NagraStar totaled $13 million and $17 million, respectively.

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

EXECUTIVE SUMMARY

Overview

DISH Network lost approximately 19,000 net subscribers during the three months ended June 30, 2010, compared to an increase of 26,000 net subscribers for the same period in 2009. The change versus the prior year was driven by an increase in subscriber churn.

Subscriber growth changed substantially from the prior three quarters, in which we averaged net additions of approximately 242,000 per quarter. The primary driver of this change was increased competitive pressures, which negatively impacted both our gross activations and churn in the second quarter 2010.

DISH Network added approximately 218,000 net subscribers for the six months ended June 30, 2010, compared to a loss of approximately 68,000 net subscribers for the same period in 2009. The change versus the prior period was driven by increased gross new subscriber additions and decreased churn primarily during the first quarter 2010. The increased gross new subscriber additions were primarily a result of our sales and marketing promotions during the period. Churn was positively impacted by the completion of our security access device replacement program during 2009 and an increase in our new subscriber commitment period. Historically, we have experienced slightly higher churn in the months following the expiration of commitments for new subscribers. In February 2008, we extended our new subscriber commitment from 18 to 24 months. During the first quarter 2010, due to this change, we had fewer expiring commitments.

When the size of our subscriber base increases, even if our subscriber churn rate remains constant, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

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

Availability of Credit and Effect on Liquidity

While the ability to raise capital has generally existed for DISH Network despite the weak economic conditions, the cost of such capital has not been as attractive as in prior periods. Because of the cash flow of our company and the absence of any material debt payments until October 2011, the higher cost of capital will not impact our current operational plans. However, we might be less likely to pursue initiatives which could increase shareholder value over the long run, such as making strategic investments, prepaying debt, or buying back our own stock. Alternatively, if we decided to pursue such initiatives, the cost of doing so would be greater. Currently, we have no existing lines of credit, nor have we historically.

Future Liquidity

Our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” was 52.5% during the second quarter 2010 compared to 53.2% during the same period in 2009. ARPU was positively impacted by a price increase in February 2010, partially offset by promotional discounts on programming offered to new subscribers. “Subscriber-related expenses” continued to be negatively impacted by increased programming costs and initiatives to improve customer service. We continue to focus on addressing operational inefficiencies specific to DISH Network which we believe will contribute to long-term subscriber growth.

If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we may be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant. Additionally, the supplemental damage award of $103 million and further award of approximately $200 million does not include damages, contempt sanctions or interest for the period after June 2009. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages, contempt sanctions and interest. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.

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

Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. We have determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. We and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement. We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

Equipment sales, services and other revenue – EchoStar. “Equipment sales, services and other revenue – EchoStar” includes revenue related to equipment sales, transitional and professional services, and other agreements with EchoStar.

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

Equipment, services and other cost of sales. “Equipment, services and other cost of sales” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH Network subscribers. In addition, this category includes costs related to equipment sales, transitional and professional services, and other agreements with EchoStar.

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

SAC. Subscriber acquisition cost measures are commonly used by those evaluating companies in the pay-TV industry. We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new subscriber activation,” or SAC, and we believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses. Our SAC is calculated as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new subscribers, divided by gross new subscriber additions. We include all the costs of acquiring subscribers (e.g., subsidized and capitalized equipment) as our management believes it is a more comprehensive measure of how much we are spending to acquire subscribers. We also include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009.

	For the Three Months
	Ended June 30,		Variance
Statements of Operations Data	2010	2009	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,141,326	$2,878,115	$263,211	9.1
Equipment sales and other revenue	16,507	19,137	(2,630)	(13.7)
Equipment sales, services and other revenue - EchoStar	11,209	6,449	4,760	73.8

Total revenue	3,169,042	2,903,701	265,341	9.1

Costs and Expenses:
Subscriber-related expenses	1,648,458	1,532,076	116,382	7.6
% of Subscriber-related revenue	52.5%	53.2%
Satellite and transmission expenses - EchoStar	107,107	87,198	19,909	22.8
% of Subscriber-related revenue	3.4%	3.0%
Satellite and transmission expenses - Other	10,102	8,718	1,384	15.9
% of Subscriber-related revenue	0.3%	0.3%
Equipment, services and other cost of sales	22,004	27,094	(5,090)	(18.8)
Subscriber acquisition costs	405,390	388,272	17,118	4.4
General and administrative expenses	155,016	155,879	(863)	(0.6)
% of Total revenue	4.9%	5.4%
Tivo litigation expense	30,709	196,405	(165,696)	(84.4)
Depreciation and amortization	264,446	245,300	19,146	7.8

Total costs and expenses	2,643,232	2,640,942	2,290	0.1

Operating income (loss)	525,810	262,759	263,051	100.1

Other Income (Expense):
Interest income	6,314	11,262	(4,948)	(43.9)
Interest expense, net of amounts capitalized	(114,690)	(91,132)	(23,558)	(25.9)
Other, net	(3,728)	(44,334)	40,606	91.6

Total other income (expense)	(112,104)	(124,204)	12,100	9.7

Income (loss) before income taxes	413,706	138,555	275,151	NM
Income tax (provision) benefit, net	(156,722)	(75,135)	(81,587)	(108.6)
Effective tax rate	37.9%	54.2%

Net income (loss)	256,984	63,420	193,564	NM
Less: Net income (loss) attributable to noncontrolling interest	(6)	—	(6)	NM

Net income (loss) attributable to DISH Network common shareholders	$256,990	$63,420	$193,570	NM

Other Data:
DISH Network subscribers, as of period end (in millions)	14.318	13.610	0.708	5.2
DISH Network subscriber additions, gross (in millions)	0.747	0.731	0.016	2.2
DISH Network subscriber additions, net (in millions)	(0.019)	0.026	(0.045)	NM
Average monthly subscriber churn rate	1.78%	1.73%	0.05%	2.9
Average monthly revenue per subscriber (“ARPU”)	$73.05	$70.73	$2.32	3.3
Average subscriber acquisition cost per subscriber (“SAC”)	$743	$708	$35	4.9
EBITDA	$786,534	$463,725	$322,809	69.6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overview. Revenue totaled $3.169 billion for the three months ended June 30, 2010, an increase of $265 million or 9.1% compared to the same period in 2009. “Net income (loss) attributable to DISH Network common shareholders” totaled $257 million, an increase of $194 million.

DISH Network lost approximately 19,000 net subscribers during the three months ended June 30, 2010, compared to an increase of 26,000 net subscribers for the same period in 2009. The change versus the prior year was driven by an increase in subscriber churn.

Subscriber growth changed substantially from the prior three quarters, in which we averaged net additions of approximately 242,000 per quarter. The primary driver of this change was increased competitive pressures, which negatively impacted both our gross activations and churn in the second quarter 2010.

When the size of our subscriber base increases, even if our subscriber churn rate remains constant, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

DISH Network subscribers. As of June 30, 2010, we had approximately 14.318 million DISH Network subscribers compared to approximately 13.610 million subscribers at June 30, 2009, an increase of 5.2%. DISH Network added approximately 747,000 gross new subscriber additions for the three months ended June 30, 2010 compared to approximately 731,000 gross new subscriber additions during the same period in 2009, an increase of 2.2%.

DISH Network lost approximately 19,000 net subscribers during the three months ended June 30, 2010 compared to an increase of approximately 26,000 net subscribers during the same period in 2009. Our average monthly subscriber churn rate for the three months ended June 30, 2010 was 1.78%, compared to 1.73% for the same period in 2009. We believe this decrease in net new subscribers and the increase in churn primarily resulted from the factors discussed in the “Overview” above. Churn increased during the quarter as a result of the increasingly competitive nature of our industry and the current economic conditions. We may not be able to reduce churn without increasing our spending on customer retention incentives, which would have a negative effect on our results of operations and free cash flow. Our distribution agreements with CenturyTel and Embarq (which are now both known as CenturyLink) expired on July 31, 2010. These agreements have historically represented less than 5% of our gross new subscriber additions over the past several years.

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third party retailers and installers to provide high-quality service. Most of these factors have affected both gross new subscriber additions as well as existing subscriber churn. Our future gross new subscriber additions and subscriber churn may be negatively impacted by these factors, which could in turn adversely affect our revenue growth.

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $3.141 billion for the three months ended June 30, 2010, an increase of $263 million or 9.1% compared to the same period in 2009. This change was primarily related to a larger subscriber base during the second quarter 2010 compared to the same period in 2009 and the increase in “ARPU” discussed below.

ARPU. “Average monthly revenue per subscriber” was $73.05 during the three months ended June 30, 2010 versus $70.73 during the same period in 2009. The $2.32 or 3.3% increase in ARPU was primarily attributable to price increases in February 2010 and changes in the sales mix toward more advanced hardware offerings. ARPU continues to increase as a result of higher hardware related fees, which include rental fees, fees for DVRs, upgrade fees and fees earned from our in-home service operations. These increases were partially offset by increases in the amount of promotional discounts on programming offered to new subscribers.

Subscriber-related expenses. “Subscriber-related expenses” totaled $1.648 billion during the three months ended June 30, 2010, an increase of $116 million or 7.6% compared to the same period 2009. The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs. The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, and an

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

increase in subscribers. We continue to address our operational inefficiencies by streamlining our hardware offerings and making significant investments in staffing, training, information systems, and other initiatives, primarily in our call centers and in-home service operations. “Subscriber-related expenses” represented 52.5% and 53.2% of “Subscriber-related revenue” during the three months ended June 30, 2010 and 2009, respectively. The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue,” partially offset by higher programming costs, discussed above.

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

Satellite and transmission expenses – EchoStar. “Satellite and transmission expenses – EchoStar” totaled $107 million during the three months ended June 30, 2010, an increase of $20 million or 22.8% compared to the same period in 2009. The increase in “Satellite and transmission expenses – EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the Nimiq 5 satellite, which was placed into service in October 2009, and the increase in monthly lease rates per transponder on certain satellites based on the terms of our amended lease agreements. See Note 11 in the Notes to the Condensed Consolidated Financial Statements for further discussion. “Satellite and transmission expenses – EchoStar” as a percentage of “Subscriber-related revenue” increased to 3.4% in 2010 from 3.0% in 2009 primarily as a result of the increase in expenses discussed above.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $405 million for the three months ended June 30, 2010, an increase of $17 million or 4.4% compared to the same period in 2009. This increase was primarily attributable to higher SAC discussed below and the increase in gross new subscriber additions discussed previously.

SAC. SAC was $743 during the three months ended June 30, 2010 compared to $708 during the same period in 2009, an increase of $35 or 4.9%. This increase was driven primarily by increased advertising expenditures.

During the three months ended June 30, 2010 and 2009, the amount of equipment capitalized under our lease program for new subscribers totaled $149 million and $130 million, respectively. This increase in capital expenditures under our lease program for new subscribers resulted primarily from the increase in hardware cost per activation due to a decrease in the redeployment of remanufactured receivers and the increase in gross new subscriber additions.

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

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new lease program. During the three months ended June 30, 2010 and 2009, these amounts totaled $16 million and $25 million, respectively.

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

Tivo litigation expense. We recorded $31 million of additional “Tivo litigation expense” during the three months ended June 30, 2010 for supplemental damages and interest, a $166 million or 84.4% decrease compared to the same period in 2009. See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization. “Depreciation and amortization” expense totaled $264 million during the three months ended June 30, 2010, a $19 million or 7.8% increase compared to the same period in 2009. This change in “Depreciation and amortization” expense was primarily due to an increase in depreciation of equipment leased to subscribers and other depreciable assets placed into service to support the DISH Network service. We expect “Depreciation and amortization” expense to increase in 2010 as a result of EchoStar XIV and EchoStar XV being placed into service.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $115 million during the three months ended June 30, 2010, an increase of $24 million or 25.9% compared to the same period in 2009. This change primarily resulted from an increase in interest expense related to the issuance of debt during the second half of 2009.

Other, net. “Other, net” expense totaled $4 million during the three months ended June 30, 2010 compared to $44 million during the same period in 2009, a decrease of $41 million. This decrease primarily resulted from lower impairment charges on marketable and other investment securities in 2010 compared to 2009.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $787 million during the three months ended June 30, 2010, an increase of $323 million or 69.6% compared to the same period in 2009. EBITDA for the three months ended June 30, 2010 was positively impacted by the decrease of $166 million in “Tivo litigation expense.” The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2010	2009
	(In thousands)
EBITDA	$786,534	$463,725
Interest expense, net	(108,376)	(79,870)
Income tax (provision) benefit, net	(156,722)	(75,135)
Depreciation and amortization	(264,446)	(245,300)

Net income (loss) attributable to DISH Network common shareholders	$256,990	$63,420

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

Income tax (provision) benefit, net. Our income tax provision was $157 million during the three months ended June 30, 2010, an increase of $82 million compared to the same period in 2009. The increase in the provision was primarily related to the increase in “Income (loss) before income taxes,” partially offset by a decline in our effective tax rate. Our effective tax rate during the three months ended June 30, 2009 was negatively impacted by the establishment of valuation allowances related to certain deferred tax assets which are capital in nature.

Net income (loss) attributable to DISH Network common shareholders. “Net income (loss) attributable to DISH Network common shareholders” was $257 million during the three months ended June 30, 2010, an increase of $194 million compared to $63 million for the same period in 2009. The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009.

	For the Six Months
	Ended June 30,		Variance
Statements of Operations Data	2010	2009	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$6,177,459	$5,743,054	$434,405	7.6
Equipment sales and other revenue	30,337	51,483	(21,146)	(41.1)
Equipment sales, services and other revenue - EchoStar	18,641	14,485	4,156	28.7

Total revenue	6,226,437	5,809,022	417,415	7.2

Costs and Expenses:
Subscriber-related expenses	3,287,820	3,082,154	205,666	6.7
% of Subscriber-related revenue	53.2%	53.7%
Satellite and transmission expenses - EchoStar	208,585	167,955	40,630	24.2
% of Subscriber-related revenue	3.4%	2.9%
Satellite and transmission expenses - Other	20,088	15,739	4,349	27.6
% of Subscriber-related revenue	0.3%	0.3%
Equipment, services and other cost of sales	38,906	67,593	(28,687)	(42.4)
Subscriber acquisition costs	817,403	680,475	136,928	20.1
General and administrative expenses	305,836	292,786	13,050	4.5
% of Total revenue	4.9%	5.0%
Tivo litigation expense	60,902	196,405	(135,503)	(69.0)
Depreciation and amortization	504,108	468,593	35,515	7.6

Total costs and expenses	5,243,648	4,971,700	271,948	5.5

Operating income (loss)	982,789	837,322	145,467	17.4

Other Income (Expense):
Interest income	12,091	16,046	(3,955)	(24.6)
Interest expense, net of amounts capitalized	(227,637)	(175,069)	(52,568)	(30.0)
Other, net	927	(40,157)	41,084	102.3

Total other income (expense)	(214,619)	(199,180)	(15,439)	(7.8)

Income (loss) before income taxes	768,170	638,142	130,028	20.4
Income tax (provision) benefit, net	(280,271)	(262,038)	(18,233)	(7.0)
Effective tax rate	36.5%	41.1%

Net income (loss)	487,899	376,104	111,795	29.7
Less: Net income (loss) attributable to noncontrolling interest	(38)	—	(38)	NM

Net income (loss) attributable to DISH Network common shareholders	$487,937	$376,104	$111,833	29.7

Other Data:
DISH Network subscribers, as of period end (in millions)	14.318	13.610	0.708	5.2
DISH Network subscriber additions, gross (in millions)	1.580	1.384	0.196	14.2
DISH Network subscriber additions, net (in millions)	0.218	(0.068)	0.286	NM
Average monthly subscriber churn rate	1.59%	1.78%	(0.19%)	(10.7)
Average monthly revenue per subscriber (“ARPU”)	$72.11	$70.38	$1.73	2.5
Average subscriber acquisition cost per subscriber (“SAC”)	$742	$685	$57	8.3
EBITDA	$1,487,862	$1,265,758	$222,104	17.5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

DISH Network subscribers. DISH Network added approximately 218,000 net subscribers for the six months ended June 30, 2010, compared to a loss of approximately 68,000 net subscribers for the same period in 2009. The change versus the prior period was driven by increased gross new subscriber additions and decreased churn primarily during the first quarter 2010. The increased gross new subscriber additions were primarily a result of our sales and marketing promotions during the period. Churn was positively impacted by the completion of our security access device replacement program during 2009 and an increase in our new subscriber commitment period. Historically, we have experienced slightly higher churn in the months following the expiration of commitments for new subscribers. In February 2008, we extended the new subscriber commitment from 18 to 24 months. During the first quarter 2010, due to this change, we had fewer expiring commitments.

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $6.177 billion for the six months ended June 30, 2010, an increase of $434 million or 7.6% compared to the same period in 2009. This change was primarily related to a higher subscriber base during the first half of 2010 compared to the same period in 2009 and the increase in “ARPU” discussed below.

ARPU. “Average monthly revenue per subscriber” was $72.11 during the six months ended June 30, 2010 versus $70.38 during the same period in 2009. The $1.73 or 2.5% increase in ARPU was primarily attributable to price increases in February 2010 and changes in the sales mix toward more advanced hardware offerings. ARPU continues to increase as a result of higher hardware related fees, which include rental fees, fees for DVRs, upgrade fees, and fees earned from our in-home service operations. These increases were partially offset by increases in the amount of promotional discounts on programming offered to our new subscribers.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $30 million during the six months ended June 30, 2010, a decrease of $21 million or 41.1% compared to the same period 2009. The decrease in “Equipment sales and other revenue” primarily resulted from lower sales of non-subsidized digital converter boxes and DBS accessories in 2010 compared to the same period in 2009.

Subscriber-related expenses. “Subscriber-related expenses” totaled $3.288 billion during the six months ended June 30, 2010, an increase of $206 million or 6.7% compared to the same period 2009. The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs. The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, and an increase in subscribers. In addition, the six months ended June 30, 2009 was positively impacted by a non-recurring programming expense adjustment of approximately $27 million. We continue to address our operational inefficiencies by streamlining our hardware offerings and making significant investments in staffing, training, information systems, and other initiatives, primarily in our call centers and in-home service operations. “Subscriber-related expenses” represented 53.2% and 53.7% of “Subscriber-related revenue” during the six months ended June 30, 2010 and 2009, respectively. The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue,” partially offset by higher programming costs, discussed above.

Satellite and transmission expenses – EchoStar. “Satellite and transmission expenses – EchoStar” totaled $209 million during the six months ended June 30, 2010, an increase of $41 million or 24.2% compared to the same period in 2009. The increase in “Satellite and transmission expenses – EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the Nimiq 5 satellite, which was placed into service in October 2009, and the increase in monthly lease rates per transponder on certain satellites based on the terms of our amended lease agreements. See Note 11 in the Notes to the Condensed Consolidated Financial Statements for further discussion. “Satellite and transmission expenses – EchoStar” as a percentage of “Subscriber-related revenue” increased to 3.4% in 2010 from 2.9% in 2009 primarily as a result of the increase in expenses discussed above.

Equipment, services and other cost of sales. “Equipment, services and other cost of sales” totaled $39 million during the six months ended June 30, 2010, a decrease of $29 million or 42.4% compared to the same period in 2009. This decrease in “Equipment, services and other cost of sales” primarily resulted from lower sales of non-subsidized digital converter boxes and DBS accessories, and lower charges for slow moving and obsolete inventory during the six months ended June 30, 2010 compared to the same period in 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $817 million for the six months ended June 30, 2010, an increase of $137 million or 20.1% compared to the same period in 2009. This increase was primarily attributable to the increase in gross new subscriber additions discussed previously and higher SAC discussed below.

SAC. SAC was $742 during the six months ended June 30, 2010 compared to $685 during the same period in 2009, an increase of $57 or 8.3%. This increase was driven by increased advertising expenditures and an increase in hardware costs per activation. The increase in hardware cost per activation was due to a decrease in the redeployment of remanufactured receivers driven by lower churn and an increase in the deployment of more advanced set-top boxes, such as HD receivers and HD DVRs. In addition, this increase was partially offset by a reduction in manufacturing costs for new receivers.

During the six months ended June 30, 2010 and 2009, the amount of equipment capitalized under our lease program for new subscribers totaled $354 million and $268 million, respectively. This increase in capital expenditures under our lease program for new subscribers resulted primarily from the increase in hardware cost per activation due to a decrease in the redeployment of remanufactured receivers and the increase in gross new subscriber additions.

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new lease program. During the six months ended June 30, 2010 and 2009, these amounts totaled $39 million and $63 million, respectively.

Tivo litigation expense. We recorded $61 million of additional “Tivo litigation expense” during the six months ended June 30, 2010 for supplemental damages and interest, a $136 million or 69.0% decrease compared to the same period in 2009. See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization. “Depreciation and amortization” expense totaled $504 million during the six months ended June 30, 2010, a $36 million or 7.6% increase compared to the same period in 2009. The change in “Depreciation and amortization” expense was primarily due to an increase in depreciation of equipment leased to subscribers and other depreciable assets placed into service to support the DISH Network service.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $228 million during the six months ended June 30, 2010, an increase of $53 million or 30.0% compared to the same period in 2009. This change primarily resulted from an increase in interest expense related to the issuance of debt during the second half of 2009.

Other, net. “Other, net” income totaled $1 million during the six months ended June 30, 2010, an increase of $41 million compared to the same period in 2009. This increase primarily resulted from lower impairment charges on marketable and other investment securities in 2010 compared to 2009.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.488 billion during the six months ended June 30, 2010, an increase of $222 million or 17.5% compared to the same period in 2009. EBITDA for the six months ended June 30, 2010 was positively impacted by the decrease of $136 million in “Tivo litigation expense.” The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months Ended June 30,
	2010	2009
	(In thousands)
EBITDA	$1,487,862	$1,265,758
Interest expense, net	(215,546)	(159,023)
Income tax (provision) benefit, net	(280,271)	(262,038)
Depreciation and amortization	(504,108)	(468,593)

Net income (loss) attributable to DISH Network common shareholders	$487,937	$376,104

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

Income tax (provision) benefit, net. Our income tax provision was $280 million during the six months ended June 30, 2010, an increase of $18 million compared to the same period in 2009. The increase in the provision was primarily related to the increase in “Income (loss) before income taxes,” partially offset by a decline in our effective tax rate. Our effective tax rate during the six months ended June 30, 2009 was negatively impacted by the establishment of valuation allowances related to certain deferred tax assets which are capital in nature.

Net income (loss) attributable to DISH Network common shareholders. “Net income (loss) attributable to DISH Network common shareholders” was $488 million during the six months ended June 30, 2010, an increase of $112 million compared to $376 million for the same period in 2009. The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. – Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities. As of June 30, 2010, our cash, cash equivalents and current marketable investment securities totaled $2.594 billion compared to $2.139 billion as of December 31, 2009, an increase of $455 million. This increase in cash, cash equivalents and current marketable investment securities was primarily related to an increase in cash generated from operations of $1.116 billion, partially offset by capital expenditures of $640 million, including the $103 million assignment of certain rights under a launch contract.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”). VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source. While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis. As of June 30, 2010 and December 31, 2009, we held VRDNs with fair values of $1.455 billion and $1.054 billion, respectively.

The following discussion highlights our cash flow activities during the six months ended June 30, 2010.

Cash Flow

Cash flows from operating activities

For the six months ended June 30, 2010, we reported net cash flows from operating activities of $1.116 billion. This amount is primarily comprised of net income adjusted for “Depreciation and amortization” and “Deferred tax expense (benefit)” of $1.032 billion. In addition, our operating cash flow was positively impacted by timing differences between book expense and cash payments related to the Tivo litigation charge of $61 million.

Cash flows from investing activities

For the six months ended June 30, 2010, we reported net cash outflows from investing activities of $890 million primarily related to capital expenditures totaling $640 million and net purchases of marketable investment securities of $263 million. The capital expenditures included $430 million associated with our subscriber acquisition and retention lease programs, $103 million assignment of certain rights under a launch contract from EchoStar for EchoStar XV, $84 million of non-discretionary spending for satellite capital expenditures and $23 million of other corporate capital expenditures.

Cash flows from financing activities

For the six months ended June 30, 2010, we reported net cash outflows from financing activities of $23 million primarily resulting from common stock repurchases of $14 million and debt repayments of $13 million.

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

During the six months ended June 30, 2010 and 2009, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months Ended June 30,
	2010	2009
	(In thousands)
Free cash flow	$475,669	$779,110
Add back:
Purchases of property and equipment	640,192	466,733

Net cash flows from operating activities	$1,115,861	$1,245,843

Subscriber Churn

DISH Network added approximately 218,000 net new subscribers for the six months ended June 30, 2010, compared to losing approximately 68,000 net subscribers during the same period in 2009. This increase primarily resulted from an increase in gross new subscriber additions and a decrease in our subscriber churn rate to 1.59% compared to 1.78% for the same period in 2009. See “Results of Operations” above for further discussion.

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

Security Systems

Increases in theft of our signal, or our competitors’ signals, could in addition to reducing new subscriber activations, also cause subscriber churn to increase. We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content (“Security Access Devices”). Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult. It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft. During the second quarter 2009, we completed the replacement of our Security Access Devices that re-secured our system. However, we expect additional future replacements of these devices will be necessary to keep our system secure. We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Stock Repurchases

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock. During the six months ended June 30, 2010, we repurchased 0.8 million shares of our common stock for $14 million. As of June 30, 2010, we may repurchase up to $986 million under this plan.

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

If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we may be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain

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

Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. We have determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. We and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement. We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

New Accounting Pronouncements

Revenue Recognition – Multiple-Deliverable Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”), Revenue Recognition - Multiple-Deliverable Revenue Arrangements. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple deliverable arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. We are currently evaluating the impact, if any, ASU 2009-13 will have on our consolidated financial statements, when adopted, as required, on January 1, 2011.

Embedded Credit Derivatives

In March 2010, the FASB issued Accounting Standards Update 2010-11 (“ASU 2010-11”), Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from certain bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption - one that is related to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than subordination may need to separately account for the embedded credit derivative feature.

On July 1, 2010, we elected to apply the fair value option to certain of our auction rate securities (“ARS”) impacted by ASU 2010-11. As a result, a $50 million loss, net of tax, related to these ARS in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” as of June 30, 2010 will be included as a cumulative-effect adjustment to beginning “Accumulated earnings (deficit)” effective January 1, 2010. All changes in the fair value of these investments after June 30, 2010 will be recognized in our results of operations.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of June 30, 2010, our cash, cash equivalents and current marketable investment securities had a fair value of $2.594 billion. Of that amount, a total of $2.361 billion was invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio. Based on our June 30, 2010 current non-strategic investment portfolio of $2.361

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

billion, a hypothetical 10% increase in average interest rates would result in a decrease of approximately $25 million in fair value of this portfolio. We normally hold these investments to maturity; however, the hypothetical loss in fair value would be realized if we sold the investments prior to maturity.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the six months ended June 30, 2010 of 0.7%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2010 would result in a decrease of approximately $2 million in annual interest income.

Strategic Marketable Investment Securities

As of June 30, 2010, we held strategic and financial debt and equity investments of public companies with a fair value of $233 million. These investments, which are held for strategic and financial purposes, are concentrated in several companies, are highly speculative and have experienced and continue to experience volatility. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $23 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of June 30, 2010, we had $145 million of restricted cash and marketable investment securities invested in: (a) cash; (b) debt instruments of the United States Government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above. Based on our June 30, 2010 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Noncurrent Auction Rate and Mortgage Backed Securities

As of June 30, 2010, we held investments in auction rate securities (“ARS”) and mortgage backed securities (“MBS”) of $121 million, which are reported at fair value. Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments. As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature, and therefore interest rate risk associated with these securities is mitigated. A hypothetical 10% adverse change in the price of these investments would result in a decrease of approximately $12 million in the fair value of these investments.

Other Investment Securities

As of June 30, 2010, we had $50 million of nonpublic debt and equity instruments that we hold for strategic business purposes. We account for these investments under the cost, equity and/or fair value methods of accounting. A hypothetical 10% adverse change in the price of these nonpublic debt and equity instruments would result in a decrease of approximately $5 million in the fair value of these investments.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Long-Term Debt

As of June 30, 2010, we had long-term debt of $6.212 billion on our Condensed Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $6.352 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $183 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of June 30, 2010, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $44 million.

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

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702, which relate to certain systems and methods for transmission of digital data. On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice. The plaintiffs have appealed.

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

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, EchoStar, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

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

PART II – OTHER INFORMATION - Continued

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

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C., and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court. Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon, and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements. We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements. On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed. We appealed the partial grant of ESPN’s motion to the New York trial court. After the partial grant of ESPN’s motion, ESPN sought an additional $30 million under the applicable affiliation agreements. On March 15, 2010, the trial court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $65 million under the applicable affiliation agreement. Although the court ruled we owe approximately $65 million, there can be no assurance that ESPN will not seek, and that the court will not award, an amount that exceeds this amount. We have appealed the court’s ruling. We intend to vigorously prosecute and defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Finisar Corporation

Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar, an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein, alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).

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

PART II – OTHER INFORMATION - Continued

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing. PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation. We have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The state court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The state court agreed, and denied our motion for summary judgment as a result. In April 2008, the state court granted plaintiff’s class certification motion and in January 2009, the state court entered an order excluding certain evidence that we can present at trial based on the prior discovery issues. The state court also denied plaintiffs’ request to dismiss our counterclaims. In May 2009, plaintiffs filed a motion for default judgment based on new allegations of discovery misconduct. In April 2010, the court denied plaintiffs’ motion for default judgment, but upheld its prior order excluding certain evidence. Trial is scheduled to commence on October 12, 2010. Before trial, the court will hold a hearing to establish the scope of its prior evidentiary order, including the scope of an adverse inference jury instruction. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the lawsuit or determine the extent of any potential liability or damages.

PART II – OTHER INFORMATION - Continued

Technology Development Licensing

On January 22, 2009, Technology Development and Licensing LLC (“TDL”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35,952, which relates to certain favorite channel features. TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.

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

In June 2009, the United States District Court granted Tivo’s motion for contempt, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo’s patent, that our original alternative technology still infringed the software claims, and that even if our original alternative technology was “non-infringing,” the original injunction by its terms required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field. The District Court also amended its original injunction to require that we inform the court of any further attempts to design around Tivo’s patent and seek approval from the court before any such design-around is implemented. The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 through April 2008, based on an assumed $1.25 per subscriber per month royalty rate. We posted a bond to secure that award pending appeal of the contempt order. On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court’s contempt order pending resolution of our appeal.

The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions. Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges we made from subscribers using DVRs. We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction. We also challenged Tivo’s calculation of profits. On September 4, 2009, the District Court partially granted Tivo’s motion for contempt sanctions and awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008,

PART II – OTHER INFORMATION - Continued

which was based on an assumed $1.25 per DVR subscriber per month). By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million. The District Court also awarded Tivo its attorneys’ fees and costs incurred during the contempt proceedings. Enforcement of these awards has been stayed by the District Court pending resolution of our appeal of the underlying June 2009 contempt order. On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys’ fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million. During the year ended December 31, 2009 and the six months ended June 30, 2010, we increased our total reserve by $361 million and $61 million, respectively, to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement (including contempt sanctions for the period from April 2008 through June 2009) for the period from April 2008 through June 2010 plus interest. Our total reserve at June 30, 2010 was $454 million and is included in “Tivo litigation accrual” on our Condensed Consolidated Balance Sheets.

In light of the District Court’s finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the ‘389 patent, we are also developing and testing potential new alternative technology in an engineering environment. As part of EchoStar’s development process, EchoStar downloaded several of our design-around options to less than 1,000 subscribers for “beta” testing. On March 11, 2010, we requested that the District Court approve the implementation of one of our design-around options on an expedited basis. There can be no assurance that the District Court will approve this request.

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals. On March 4, 2010, the Federal Circuit affirmed the District Court’s contempt order in a 2-1 decision. On May 14, 2010, our petition for en banc review of that decision by the full Federal Circuit was granted and the opinion of the three-judge panel was vacated. Oral argument is scheduled for November 9, 2010. There can be no assurance that the full Federal Circuit will reverse the decision of the three-judge panel. Tivo has stated that it will seek additional damages for the period from June 2009 to the present. Although we have accrued our best estimate of damages, contempt sanctions and interest through June 30, 2010, there can be no assurance that Tivo will not seek, and that the court will not award, an amount that exceeds our accrual.

On June 4, 2010, the Patent and Trademark Office (the “PTO”) issued a final office action rejecting the software claims of United States Patent No. 6,233,389 (the ‘389 patent) as being invalid in light of two prior patents. These are the same software claims that we were found to have infringed and which underlie the contempt ruling that we are now appealing. We believe that the PTO’s conclusions are relevant to the issues on appeal. The PTO’s conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo’s patent.

If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we may be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant. Additionally, the supplemental damage award of $103 million and further award of approximately $200 million does not include damages, contempt sanctions or interest for the period after June 2009. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages, contempt sanctions and interest. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.

PART II – OTHER INFORMATION - Continued

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

Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. We have determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. We and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement. We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our risk factors. During the six months ended June 30, 2010, there were no material changes in risk factors as previously disclosed.

PART II – OTHER INFORMATION - Continued

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from April 1, 2010 through June 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
				(In thousands)
April 1 - April 30, 2010	—	$—	—	$985,503
May 1 - May 31, 2010	—	$—	—	$985,503
June 1 - June 30, 2010	—	$—	—	$985,503

Total	—	$—	—	$985,503

(1)	Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock. On November 3, 2009, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares through and including December 31, 2010. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

PART II – OTHER INFORMATION - Continued

Item 6.	EXHIBITS

(a)	Exhibits.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101*	The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2010, filed on August 9, 2010, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

☐	Filed herewith.
*	In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

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

Date: August 9, 2010