Form 10-Q
period 2010-09-30
DISH Network CORP
filed 2010-11-05
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

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

As of October 22, 2010, the registrant’s outstanding common stock consisted of 204,625,112 shares of Class A common stock and 238,435,208 shares of Class B common stock.

PART I – FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2010 and December 31, 2009 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	55

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	62

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3.	Defaults Upon Senior Securities	None

Item 4.	(Removed and Reserved)	None

Item 5.	Other Information	None

Item 6.	Exhibits	63

	Signatures	64

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

iii

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$714,357	$105,844
Marketable investment securities	1,945,194	2,033,492
Trade accounts receivable - other, net of allowance for doubtful accounts of $21,942 and $16,372, respectively	779,560	741,524
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	19,999	38,347
Inventory	522,838	295,950
Deferred tax assets	147,510	139,708
Other current assets	193,776	121,087
Total current assets	4,323,234	3,475,952

Noncurrent Assets:
Restricted cash and marketable investment securities	145,881	141,493
Property and equipment, net of accumulated depreciation of $2,657,707 and $2,487,092, respectively	3,195,564	3,042,262
FCC authorizations	1,391,441	1,391,441
Marketable and other investment securities	167,937	170,224
Other noncurrent assets, net	68,826	73,971
Total noncurrent assets	4,969,649	4,819,391
Total assets	$9,292,883	$8,295,343

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$165,944	$146,824
Trade accounts payable - EchoStar	392,404	373,454
Deferred revenue and other	813,023	815,878
Accrued programming	1,051,652	985,928
Litigation accrual (Note 10)	545,566	393,566
Other accrued expenses	595,351	545,113
Current portion of long-term debt and capital lease obligations	26,170	26,518
Total current liabilities	3,590,110	3,287,281

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	6,489,201	6,470,046
Deferred tax liabilities	403,683	312,775
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	226,400	316,929
Total long-term obligations, net of current portion	7,119,284	7,099,750
Total liabilities	10,709,394	10,387,031

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 260,713,898 and 258,852,336 shares issued, 204,617,612 and 208,754,183 shares outstanding, respectively	2,607	2,589
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,167,144	2,120,211
Accumulated other comprehensive income (loss)	61,462	5,614
Accumulated earnings (deficit)	(2,081,504)	(2,760,589)
Treasury stock, at cost	(1,569,063)	(1,462,380)
Total DISH Network stockholders’ equity (deficit)	(1,416,970)	(2,092,171)
Noncontrolling interest	459	483
Total stockholders’ equity (deficit)	(1,416,511)	(2,091,688)
Total liabilities and stockholders’ equity (deficit)	$9,292,883	$8,295,343

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenue:
Subscriber-related revenue	$3,185,515	$2,862,554	$9,362,974	$8,605,608
Equipment sales and other revenue	11,894	23,393	42,231	74,876
Equipment sales - EchoStar	802	1,277	2,995	6,486
Services and other revenue - EchoStar	9,517	4,923	25,965	14,199
Total revenue	3,207,728	2,892,147	9,434,165	8,701,169

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below - Note 6)	1,684,583	1,623,397	4,972,403	4,705,551
Satellite and transmission expenses (exclusive of depreciation shown below - Note 6):
EchoStar	107,524	78,911	316,109	246,866
Other	10,113	8,962	30,201	24,701
Equipment, services and other cost of sales	14,997	28,651	53,903	96,244
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar (exclusive of depreciation shown below - Note 6)	57,173	56,293	123,809	152,215
Other subscriber promotion subsidies	286,206	310,844	866,317	776,575
Subscriber acquisition advertising	103,094	72,453	273,750	191,275
Total subscriber acquisition costs	446,473	439,590	1,263,876	1,120,065
General and administrative expenses - EchoStar	12,424	11,022	35,393	34,577
General and administrative expenses	143,001	146,626	425,868	415,857
Litigation expense (Note 10)	91,097	131,930	151,999	328,335
Depreciation and amortization (Note 6)	242,859	228,395	746,967	696,988
Total costs and expenses	2,753,071	2,697,484	7,996,719	7,669,184

Operating income (loss)	454,657	194,663	1,437,446	1,031,985

Other Income (Expense):
Interest income	6,265	7,591	18,356	23,637
Interest expense, net of amounts capitalized	(108,619)	(98,857)	(336,256)	(273,926)
Other, net	22,327	(1,915)	23,254	(42,072)
Total other income (expense)	(80,027)	(93,181)	(294,646)	(292,361)

Income (loss) before income taxes	374,630	101,482	1,142,800	739,624
Income tax (provision) benefit, net	(129,652)	(20,989)	(409,923)	(283,027)
Net income (loss)	244,978	80,493	732,877	456,597
Less: Net income (loss) attributable to noncontrolling interest	14	(69)	(24)	(69)
Net income (loss) attributable to DISH Network common shareholders	$244,964	$80,562	$732,901	$456,666

Comprehensive Income (Loss):
Net income (loss)	$244,978	$80,493	$732,877	$456,597
Foreign currency translation adjustments	(13,476)	—	(13,476)	(106)
Unrealized holding gains (losses) on available-for-sale securities	17,542	55,599	13,833	100,406
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	1,871	(8)	768	5,447
Deferred income tax (expense) benefit	5,067	—	5,067	128
Comprehensive income (loss)	255,982	136,084	739,069	562,472
Less: Comprehensive income (loss) attributable to noncontrolling interest	14	(69)	(24)	(69)
Comprehensive income (loss) attributable to DISH Network common shareholders	$255,968	$136,153	$739,093	$562,541

Weighted-average common shares outstanding - Class A and B common stock:
Basic	445,662	446,823	446,789	446,816
Diluted	446,332	447,431	447,575	448,313

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network common shareholders	$0.55	$0.18	$1.64	$1.02
Diluted net income (loss) per share attributable to DISH Network common shareholders	$0.55	$0.18	$1.64	$1.02

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$732,877	$456,597
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	746,967	696,988
Equity in losses (earnings) of affiliates	—	4,149
Realized and unrealized losses (gains) on investments	(25,895)	40,518
Non-cash, stock-based compensation	12,326	8,557
Deferred tax expense (benefit)	104,469	29,131
Other, net	14,315	4,117
Change in noncurrent assets	(412)	6,769
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(112,926)	44,074
Changes in current assets and current liabilities, net	62,221	600,829
Net cash flows from operating activities	1,533,942	1,891,729

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(4,170,764)	(4,056,711)
Sales and maturities of marketable investment securities	4,288,546	2,116,604
Purchases of property and equipment	(832,280)	(724,316)
Launch service assigned from EchoStar (Note 11)	(102,913)	—
Change in restricted cash and marketable investment securities	(4,385)	(58,398)
Purchase of strategic investments included in noncurrent marketable and other investment securities	—	(47,142)
Proceeds from sale of strategic investments	20,413	—
Other	(383)	(83)
Net cash flows from investing activities	(801,766)	(2,770,046)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	1,000,000
Deferred debt issuance costs	—	(28,618)
Repayment of long-term debt and capital lease obligations	(21,979)	(20,043)
Class A common stock repurchases	(106,683)	(18,594)
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	4,983	2,568
Other	16	—
Net cash flows from financing activities	(123,663)	935,313

Net increase (decrease) in cash and cash equivalents	608,513	56,996
Cash and cash equivalents, beginning of period	105,844	98,574
Cash and cash equivalents, end of period	$714,357	$155,570

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$354,998	$238,696
Capitalized interest	$17,139	$13,454
Cash received for interest	$30,758	$10,511
Cash paid for income taxes	$511,550	$250,576
Employee benefits paid in Class A common stock	$29,127	$12,198
Vendor financing	$40,000	$—
Satellites and other assets financed under capital lease obligations	$786	$131,178

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Organization and Business Activities

Principal Business

DISH Network Corporation is a holding company.  Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our”) operate the DISH Network® direct broadcast satellite (“DBS”) subscription television service in the United States which had 14.289 million subscribers as of September 30, 2010.  We have deployed substantial resources to develop the “DISH Network DBS System.”  The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, in-home service and call center operations, and certain other assets utilized in our operations.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Basic net income (loss) attributable to DISH Network common shareholders	$244,964	$80,562	$732,901	$456,666
Interest on dilutive subordinated convertible note, net of related tax effect	—	—	—	351
Diluted net income (loss) attributable to DISH Network common shareholders	$244,964	$80,562	$732,901	$457,017

Weighted-average common shares outstanding - Class A and B common stock:
Basic	445,662	446,823	446,789	446,816
Dilutive impact of stock awards outstanding	670	608	786	1,015
Dilutive impact of subordinated note convertible into common shares	—	—	—	482
Diluted	446,332	447,431	447,575	448,313

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network common shareholders	$0.55	$0.18	$1.64	$1.02
Diluted net income (loss) per share attributable to DISH Network common shareholders	$0.55	$0.18	$1.64	$1.02

Shares of Class A common stock issuable upon conversion of:
3% Convertible Subordinated Note due 2011 (repaid in October 2009)	—	482	—	482

As of September 30, 2010 and 2009, there were stock awards to purchase 11.1 million and 9.1 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is antidilutive.

Vesting of options and rights to acquire shares of our Class A common stock (“Restricted Performance Units”) granted pursuant to our performance-based stock incentive plans is contingent upon meeting certain goals which are not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of September 30,
	2010	2009
	(In thousands)
Performance-based options	11,003	9,633
Restricted Performance Units and other	1,518	1,108
Total	12,521	10,741

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

4.      Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of
	September 30,	December 31,
	2010	2009
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$1,154,760	$1,053,826
Current marketable investment securities - strategic	246,571	163,997
Current marketable investment securities - other	543,863	815,669
Total current marketable investment securities	1,945,194	2,033,492
Restricted marketable investment securities (1)	33,352	21,360
Noncurrent marketable investment securities - ARS and MBS (2)	118,363	120,650
Total marketable investment securities	2,096,909	2,175,502

Restricted cash and cash equivalents (1)	112,529	120,133

Other investment securities:
Other investment securities - cost method	49,574	49,574
Total other investment securities (2)	49,574	49,574

Total marketable investment securities, restricted cash and other investment securities	$2,259,012	$2,345,209

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities include strategic and financial investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of September 30, 2010, a significant portion of our strategic investment portfolio consisted of securities of several issuers, and the value of that portfolio depends on those issuers.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

We account for certain debt securities acquired at a discount under the cost recovery method, partial accrual or full accrual methods based on management’s quarterly evaluation of these securities.  These debt securities were purchased at a discount due to their credit quality.  As a result, the yield that may be accreted (accretable yield) is limited to the excess of our estimate of undiscounted expected principal, interest and other cash flows (including the effects of prepayments) expected to be collected over our initial investment.  The face value of these securities as of September 30, 2010 and December 31, 2009 was $137 million.  The carrying value, which is equal to fair value, of these securities as of September 30, 2010 and December 31, 2009 was $82 million and $80 million, respectively.  The total discount on these securities was $88 million as of September 30, 2010, with $9 million classified as accretable yield and the remaining $79 million classified as non-accretable yield.  The total discount on these securities was $91 million as of December 31, 2009, with $12 million classified as accretable yield and the remaining $79 million classified as non-accretable yield.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of September 30, 2010 and December 31, 2009, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.  Restricted cash and marketable investment securities as of September 30, 2010 included $62 million related to our litigation with Tivo.

Noncurrent Marketable Investment Securities — ARS and MBS

We have investments in ARS and MBS which are classified as available-for-sale securities and reported at fair value.  Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments.  As a result, we classify these investments as noncurrent assets, as we intend to hold these investments until they recover or mature.  See below for further discussion on the July 1, 2010 fair value election on certain ARS investments.

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

Fair Value Election.  Our ARS and MBS noncurrent marketable investment securities portfolio of $118 million includes $61 million of securities accounted for under the fair value method.  In March 2010, the FASB issued Accounting Standards Update 2010-11 (“ASU 2010-11”), Derivatives and Hedging:  Scope Exception Related to Embedded Credit Derivatives.  ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from certain bifurcation requirements.  Only one form of embedded credit derivative qualifies for the exemption - one that is related to the subordination of one financial instrument to another.  As a result, entities that have contracts containing an embedded credit derivative feature in a form other than subordination may need to separately account for the embedded credit derivative feature.  On July 1, 2010, we elected to apply the fair value option to certain of our ARS portfolio impacted by ASU 2010-11.  As a result, a $50 million loss, net of tax, related to these ARS in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” as of June 30, 2010 was included as a cumulative-effect adjustment to beginning “Accumulated earnings (deficit).”  All changes in the fair value of these investments after June 30, 2010 are recognized in our results of operations and included in “Other, net” income and expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and detailed in the table titled “Gains and Losses on Sales and Changes in Carrying Value of Investments” below.

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

Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them, we will not be able to obtain fair value for them.

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2010 and December 31, 2009, we had accumulated net unrealized gains of $61 million and net unrealized losses of $3 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  A full valuation allowance has been established against any deferred taxes that are capital in nature.  The components of our available-for-sale investments are detailed in the table below.

	As of September 30, 2010				As of December 31, 2009
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$1,154,760	$—	$—	$—	$1,053,826	$1	$(3)	$(2)
ARS and MBS	57,260	1,763	(13,507)	(11,744)	120,650	1,114	(69,167)	(68,053)
Other (including restricted)	659,236	39,226	(1,768)	37,458	917,069	39,490	(1,645)	37,845
Equity securities:
Other	164,550	56,810	(21,062)	35,748	83,957	27,415	—	27,415
Subtotal	$2,035,806	$97,799	$(36,337)	$61,462	$2,175,502	$68,020	$(70,815)	$(2,795)

ARS fair value election	61,103
Total marketable investment securities	$2,096,909

As of September 30, 2010, restricted and non-restricted marketable investment securities include debt securities of $1.731 billion with contractual maturities of one year or less and $201 million with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of September 30, 2010, the unrealized losses on our investments in equity securities represent investments in broad-based indexes and in several companies in the technology industry.  We are not aware of any specific factors which indicate the unrealized losses in these investments are due to anything other than temporary market fluctuations.  As of September 30, 2010 and December 31, 2009, the unrealized losses on our investments in debt securities primarily represent investments in auction rate, mortgage and asset-backed securities.  We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

			As of September 30, 2010
	Primary	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Reason for	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Unrealized Loss	Value	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
Debt securities	Temporary market fluctuations	$237,303	$65,667	$(93)	$98,679	$(313)	$72,957	$(14,869)
Equity securities	Temporary market fluctuations	90,827	90,827	(21,062)	—	—	—	—
Total		$328,130	$156,494	$(21,155)	$98,679	$(313)	$72,957	$(14,869)

			As of December 31, 2009
			(In thousands)
Debt securities	Temporary market fluctuations	$348,995	$180,359	$(306)	$7,535	$(45)	$161,101	$(70,464)
Total		$348,995	$180,359	$(306)	$7,535	$(45)	$161,101	$(70,464)

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Our assets measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs	$1,154,760	$—	$1,154,760	$—	$1,053,826	$—	$1,053,826	$—
ARS and MBS	118,363	—	6,616	111,747	120,650	—	7,907	112,743
Other (including restricted)	659,236	29,363	573,970	55,903	917,069	22,031	894,770	268

Equity securities	164,550	164,550	—	—	83,957	83,957	—	—

Total marketable investment securities	$2,096,909	$193,913	$1,735,346	$167,650	$2,175,502	$105,988	$1,956,503	$113,011

Changes in Level 3 instruments are as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2009	$113,011
Net realized and unrealized gains (losses) included in earnings	4,451
Net realized and unrealized gains (losses) included in earnings - fair value election	(49,656)
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	55,107
Purchases, issuances and settlements, net	(2,946)
Transfers from level 2 to level 3	47,683
Balance as of September 30, 2010	$167,650

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” income and expense included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other Income (Expense):	2010	2009	2010	2009
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchange	$19,227	$16	$19,237	$(4,716)
Marketable investment securities - unrealized gains (losses) on investments accounted for at fair value	6,818	(14)	6,818	598
Marketable and other investment securities - other-than-temporary impairments	(3,858)	(833)	(1,712)	(36,400)
Other investment securities - gains (losses) on sales/exchanges	—	—	1,545	—
Other	140	(1,084)	(2,634)	(1,554)
Total	$22,327	$(1,915)	$23,254	$(42,072)

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

5.              Inventory

Inventory consists of the following:

	As of
	September 30,	December 31,
	2010	2009
	(In thousands)
Finished goods - DBS	$287,700	$199,189
Raw materials	189,819	60,837
Work-in-process - used	39,057	34,204
Work-in-process - new	6,262	1,720
Total inventory	$522,838	$295,950

As of September 30, 2010, our inventory balance was $523 million, an increase of $227 million.  The increase is due to less gross subscriber additions than anticipated in 2010.  In addition, the inventory balance at December 31, 2009 was lower than normal due to more subscriber additions and less churn than forecasted during the last half of 2009.

6.              Property and Equipment

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Equipment leased to customers	$199,442	$191,778	$630,188	$591,729
Satellites	30,544	22,184	78,426	64,247
Buildings, furniture, fixtures, equipment and other	12,873	14,433	38,353	41,012
Total depreciation and amortization	$242,859	$228,395	$746,967	$696,988

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Satellites

We currently utilize 13 satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we own.  We currently lease capacity on five satellites from EchoStar with terms ranging from two to ten years.  We account for these as operating leases.  See Note 11 for further discussion of our satellite leases with EchoStar.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

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

Owned Satellites

EchoStar VII.  EchoStar VII, which is being used as an in-orbit spare, was designed with four gyros, three of which are required to properly control the positioning of the satellite.  During October 2010, EchoStar VII experienced an anomaly which caused one of the gyros to stop functioning.  While this anomaly is not expected to reduce the estimated useful life of the satellite to less than 12 years and has not impacted operation of the satellite to date, there can be no assurance that future anomalies will not cause further losses which could impact operation of the satellite.

EchoStar XIV.  Our EchoStar XIV satellite was launched on March 20, 2010 and commenced commercial operations at the 119 degree orbital location during May 2010.  EchoStar XIV is a combination full continental United States (“CONUS”) and spot beam satellite that has allowed us, among other things, to expand our HD offerings.

EchoStar XV.  Our EchoStar XV satellite was launched on July 10, 2010 and commenced commercial operations at the 61.5 degree orbital location during August 2010.  EchoStar XV is a CONUS satellite that has allowed us, among other things, to expand our HD offerings.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

7.              Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of September 30, 2010 and December 31, 2009:

	As of
	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 3/8% Senior Notes due 2011	$1,000,000	$1,040,000	$1,000,000	$1,028,750
7 % Senior Notes due 2013	500,000	534,375	500,000	515,000
6 5/8% Senior Notes due 2014	1,000,000	1,050,000	1,000,000	1,010,000
7 3/4% Senior Notes due 2015	750,000	800,775	750,000	789,375
7 1/8% Senior Notes due 2016	1,500,000	1,580,625	1,500,000	1,548,750
7 7/8% Senior Notes due 2019	1,400,000	1,501,640	1,400,000	1,473,500
Mortgages and other notes payable	78,311	78,311	42,107	42,107
Subtotal	$6,228,311	$6,585,726	$6,192,107	$6,407,482
Capital lease obligations (1)	287,060		304,457
Total long-term debt and capital lease obligations (including current portion)	$6,515,371		$6,496,564

(1)                                  Disclosure regarding fair value of capital leases is not required.

Our 6 3/8% Senior Notes with an aggregate principal balance of $1.0 billion mature on October 1, 2011.

8.              Stockholders’ Equity (Deficit)

Common Stock Repurchase Program

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock.  During the nine months ended September 30, 2010, we repurchased 6.0 million shares of our Class A common stock for $107 million.  As of September 30, 2010, we were authorized by our Board of Directors to repurchase up to $893 million of our Class A common stock.  On November 2, 2010, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2011.

9.              Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of September 30, 2010, we had outstanding under these plans stock options to acquire 22.2 million shares of our Class A common stock and 1.7 million restricted stock units.  Stock options granted prior to and on September 30, 2010 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of September 30, 2010, we had 76.2 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

As of September 30, 2010, the following stock awards were outstanding:

	As of September 30, 2010
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH Network employees	18,700,151	1,295,390	1,070,874	59,517
Held by EchoStar employees	3,527,086	365,841	N/A	N/A
Total	22,227,237	1,661,231	1,070,874	59,517

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Stock Award Activity

Our stock option activity for the nine months ended September 30, 2010 was as follows:

	For the Nine Months
	Ended September 30, 2010
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	21,861,691	$21.71
Granted	2,424,500	18.33
Exercised	(357,992)	9.20
Forfeited and cancelled	(1,700,962)	22.15
Total options outstanding, end of period	22,227,237	18.60
Performance-based options outstanding, end of period (2)	11,003,250	15.96
Exercisable at end of period	7,548,603	22.96

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

We realized tax benefits from stock awards exercised during the three and nine months ended September 30, 2010 and 2009 as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Tax benefit from stock awards exercised	$80	$245	$1,351	$260

Based on the closing market price of our Class A common stock on September 30, 2010, the aggregate intrinsic value of our stock options was as follows:

	As of September 30, 2010
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$73,360	$6,673

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Our restricted stock unit activity for the nine months ended September 30, 2010 was as follows:

	For the Nine Months
	Ended September 30, 2010
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,246,284	$25.93
Granted	600,000	18.15
Vested	—	—
Forfeited and cancelled	(185,053)	23.36
Total restricted stock units outstanding, end of period	1,661,231	23.41
Restricted performance units outstanding, end of period (1)	1,518,481	22.66

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of September 30, 2010, that assessment could change at any time.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the nine months ended September 30, 2010, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion
	(In thousands)
DISH Network awards held by DISH Network employees	$38,272	$20,193
EchoStar awards held by DISH Network employees	7,493	3,944
Total	$45,765	$24,137

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Other Employee Performance Awards.  In addition to the above long-term, performance stock incentive plans, we have other stock awards that vest based on certain other company-specific subscriber and financial goals.  Exercise of these stock awards is contingent on achieving certain performance goals within specified time frames.  During the nine months ended September 30, 2010, we determined that certain performance goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense as indicated in the table below.

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

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain company-specific subscriber and financial goals was not probable as of September 30, 2010, that assessment could change at any time.

The non-cash stock-based compensation expense associated with these awards is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
2008 LTIP	$781	$578	$2,392	$1,935
Other employee performance awards	15	74	247	219
Total non-cash, stock-based compensation expense recognized for performance-based awards	$796	$652	$2,639	$2,154

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2010	$564	$83
Estimated contingent expense subsequent to 2010	27,655	41,588
Total estimated remaining expense over the term of the plan	$28,219	$41,671

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Of the 22.2 million stock options and 1.7 million restricted stock units outstanding under our stock incentive plans as of September 30, 2010, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of September 30, 2010
	Number of Awards	Weighted- Average Exercise Price
Performance-Based Stock Options
2005 LTIP	3,489,000	$23.00
2008 LTIP	5,514,250	10.62
Other employee performance awards	2,000,000	18.41
Total	11,003,250	15.96

Restricted Performance Units and Other
2005 LTIP	470,161
2008 LTIP	45,750
Other employee performance awards	1,002,570
Total	1,518,481

Stock-Based Compensation

During the nine months ended September 30, 2010, we incurred $3 million of additional non-cash, stock-based compensation cost in connection with the Stock Option Adjustment discussed previously.  This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and nine months ended September 30, 2010 and 2009 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Subscriber-related	$227	$241	$910	$747
General and administrative	2,889	1,041	11,416	7,810
Total non-cash, stock-based compensation	$3,116	$1,282	$12,326	$8,557

As of September 30, 2010, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $22 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 4.0% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Valuation

The fair value of each stock award for the three and nine months ended September 30, 2010 and 2009 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Stock Options	2010	2009	2010	2009
Risk-free interest rate	1.50% - 1.71%	2.67% - 3.00%	1.50% - 2.89%	1.97% - 3.19%
Volatility factor	35.50% - 37.86%	33.10% - 34.00%	33.33% - 37.86%	29.72% - 34.00%
Expected term of options in years	5.4 - 6.4	6.2 - 6.7	5.4 - 7.5	6.0 - 7.3
Weighted-average fair value of options granted	$7.05 - $7.32	$7.37 - $7.74	$6.83 - $8.14	$3.86 - $7.74

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

10.       Commitments and Contingencies

Commitments

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $300 million over the next five years.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of its obligation under this agreement through 2019.  As of September 30, 2010, the remaining obligation under this agreement was $564 million.

As of September 30, 2010, we have not recorded a liability on the balance sheet for any of these guarantees.

Contingencies

In connection with the Spin-off, we entered into a separation agreement with EchoStar, which provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business including certain designated liabilities for acts or omissions prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and we will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as our acts or omissions following the Spin-off.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California.  The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants.  Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The suit alleges infringement of United States Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702, which relate to certain systems and methods for transmission of digital data.  On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice.  On October 8, 2010, the Federal Circuit Court of Appeals affirmed the dismissal. The plaintiffs can appeal that decision to the United States Supreme Court.  We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court granted defendants’ motion to dismiss with prejudice.  The plaintiffs have appealed.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family.  ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements.  We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements.  On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  We appealed the partial grant of ESPN’s motion to the New York trial court.  After the partial grant of ESPN’s motion, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the trial court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $65 million under the applicable affiliation agreement.  Although the court ruled we owe approximately $65 million, there can be no assurance that ESPN will not seek, and that the court will not award, an amount that exceeds this amount.  We have appealed the court’s ruling.  We intend to vigorously prosecute and defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Ganas LLC

During August 2010, Ganas, LLC (“Ganas”) filed suit against DISH DBS Corporation, our indirect wholly owned subsidiary, Sabre Holdings Corporation, SAP America, Inc., SAS Institute Inc., Scottrade, Inc., TD Ameritrade, Inc., The Charles Schwab Corporation, Tivo Inc., Unicoi Systems Inc., Xerox Corporation, Adobe Systems Inc., AOL Inc., Apple Inc., Axibase Corporation, DirecTV, E*Trade Securities LLC, Exinda Networks, Fidelity Brokerage Services LLC, Firstrade Securities Inc., Hewlett-Packard Company, iControl Inc., International Business Machines Corporation and JPMorgan Chase & Co. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos.  7,136,913, 7,325,053, and 7,734,756.  The patents relate to hypertext transfer protocol and simple object access protocol.  Ganas is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd. filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs requested that the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation.  On September 20, 2010, we agreed to a settlement of both lawsuits that provides, among other things, for mutual releases of the claims underlying the litigation, payment by us of up to $60 million, and the option for certain class members to elect to reinstate certain monthly incentive payments, which the parties agreed have an aggregate maximum value of $23 million.  The settlement is conditioned upon approval by the court.  While we have received preliminary court approval, final court approval is still pending.  We cannot predict with any degree of certainty how many class members will elect

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

to reinstate these monthly incentive payments.  As a result, we recorded a $60 million reserve in “Litigation accrual” on our Condensed Consolidated Balance Sheets and in “Litigation expense” for both the three and nine months ended September 30, 2010 on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against DISH Network L.L.C., our indirect wholly owned subsidiary, and EchoStar in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398.  The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunication network.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions.  Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges we made from subscribers using DVRs.  We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction.  We also challenged Tivo’s calculation of profits. On September 4, 2009, the District Court partially granted Tivo’s motion for contempt sanctions and awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month).  By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million.  The District Court also awarded Tivo its attorneys’ fees and costs incurred during the contempt proceedings.  Enforcement of these awards has been stayed by the District Court pending resolution of our appeal of the underlying June 2009 contempt order.  On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys’ fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million.  During the year ended December 31, 2009 and the nine months ended September 30, 2010, we increased our total reserve by $361 million and $92 million, respectively, to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement (including contempt sanctions for the period from April 2008 through June 2009) for the period from April 2008 through September 2010 plus interest.  Our total reserve at September 30, 2010 was $486 million and is included in “Litigation accrual” on our Condensed Consolidated Balance Sheets.  During the three months ended September 30, 2010 and 2009, we have recorded $31 million and $132 million, respectively, of “Litigation expense” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the nine months ended September 30, 2010 and 2009, we recorded litigation expense of $92 million and $328 million, respectively.

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

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals.  On March 4, 2010, the Federal Circuit affirmed the District Court’s contempt order in a 2-1 decision.  On May 14, 2010, our petition for en banc review of that decision by the full Federal Circuit was granted and the opinion of the three-judge panel was vacated.  Oral argument is scheduled for November 9, 2010.  There can be no assurance that the full Federal Circuit will reverse the decision of the three-judge panel.  Tivo has stated that it will seek additional damages for the period from June 2009 to the present.  Although we have

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

accrued our best estimate of damages, contempt sanctions and interest through September 30, 2010, there can be no assurance that Tivo will not seek, and that the court will not award, an amount that exceeds our accrual.

On October 6, 2010, the Patent and Trademark Office (the “PTO”) issued an office action confirming the validity of certain of the software claims of United States Patent No. 6,233,389 (the ‘389 patent).  However, the PTO only confirmed the validity of the ‘389 patent after Tivo made statements that we believe narrow the scope of its claims.  The claims that were confirmed thus should not have the same scope as the claims that we were found to have infringed and which underlie the contempt ruling that we are now appealing.  Therefore, we believe that the PTO’s conclusions are relevant to the issues on appeal.  The PTO’s conclusions support our position that our original alternative technology does not infringe and that we acted in good faith to design around Tivo’s patent.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business, including, among other things, disputes with programmers regarding fees.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

11.       Related Party Transactions with EchoStar

Following the Spin-off, EchoStar has operated as a separate public company, and we have no continued ownership interest in EchoStar.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by our Chairman, President and Chief Executive Officer, Charles W. Ergen or by certain trusts established by Mr. Ergen for the benefit of his family.

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

“Equipment sales - EchoStar”

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with EchoStar pursuant to which EchoStar had the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased for a two-year period ending on January 1, 2010.  In November 2010, we and EchoStar extended this agreement until January 1, 2012.  EchoStar may terminate the remanufactured receiver agreement for any reason upon 60 days written notice to us.  We may also terminate this agreement if certain entities acquire us.

“Services and other revenue - EchoStar”

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Professional Services Agreement.  During December 2009, we and EchoStar agreed that following January 1, 2010 EchoStar shall continue to have the right, but not the obligation, to receive from us the following services, among others, certain of which were previously provided under the transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, following January 1, 2010, we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (as discussed below, previously provided under the satellite procurement agreement) and receive logistics, procurement and quality assurance services from EchoStar (as discussed below, previously provided under the services agreement).  The professional services agreement has a term of one year ending on January 1, 2011, but renews automatically for successive one-year periods thereafter, unless terminated earlier by either party at the end of the then current term, upon at least 60 days prior notice.  However, either party may terminate the services it receives with respect to a particular service for any reason upon 30 days notice.

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

The management services agreement automatically renewed on January 1, 2010 for an additional one-year period until January 1, 2011 and renews automatically for successive one-year periods thereafter, unless terminated earlier: (i) by EchoStar at any time upon at least 30 days prior written notice; (ii) by us at the end of any renewal term, upon at least 180 days prior notice; or (iii) by us upon written notice to EchoStar, following certain changes in control.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

“Satellite and transmission expenses — EchoStar”

Broadcast Agreement.  In connection with the Spin-off, we entered into a broadcast agreement pursuant to which EchoStar provides certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services.  During July 2010, we exercised our right to extend the broadcast agreement until January 1, 2012.  We may terminate channel origination services and channel management services for any reason and without any liability upon 60 days written notice to EchoStar.  If we terminate teleport services for a reason other than EchoStar’s breach, we are obligated to pay EchoStar the aggregate amount of the remainder of the expected cost of providing the teleport services.  The fees for services provided under the broadcast agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the products and services provided.

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

EchoStar VI, VIII and XII.  We lease certain satellite capacity from EchoStar on EchoStar VI, VIII and XII.  The leases generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  In August 2010, our lease of EchoStar III terminated when it was replaced by EchoStar XV.

EchoStar XVI.  We will lease certain satellite capacity from EchoStar on EchoStar XVI after its service commencement date and this lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date.  Upon expiration of the initial term, we have the option to renew on a year-to-year basis through the end of life of the satellite.  There can be no assurance that any options to renew this agreement will be exercised.  EchoStar XVI is expected to be launched during the second half of 2012.

EchoStar XV.  EchoStar XV is owned by us and is operated at the 61.5 degree orbital location.  The FCC has granted EchoStar an authorization to operate the satellite at the 61.5 degree orbital location.  For so long as EchoStar XV remains in service at the 61.5 degree orbital location, we are obligated to pay EchoStar a fee, which varies depending on the number of frequencies being used by EchoStar XV.

Nimiq 5 Agreement.  During September 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During September 2009, EchoStar also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which we will receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We and EchoStar are

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

currently receiving service on 22 of these DBS transponders and will receive service on the remaining 10 DBS transponders over a phase-in period that will be completed in 2012.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussions under “Guarantees” in Note 10.

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

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite expected to be placed into service at the 77 degree orbital location in 2011.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.

Under the terms of the QuetzSat-1 Transponder Agreement, we will make certain monthly payments to EchoStar commencing when the QuetzSat-1 satellite is placed into service and continuing through the service term.  Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the service term will expire ten years following the actual service commencement date.  Upon expiration of the initial term, we have the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end of life of the QuetzSat-1 satellite.  Upon a launch failure, in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.  QuetzSat-1 is expected to be launched during the second half of 2011.

TT&C Agreement.  In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for a period ending on January 1, 2011.  During August 2010, we exercised our right to extend the TT&C agreement until January 2012.  The fees for services provided under the TT&C agreement are calculated at cost plus a fixed margin.  We may terminate the TT&C agreement for any reason upon 60 days prior written notice.

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

“Cost of sales — subscriber promotion subsidies — EchoStar”

Receiver Agreement.  EchoStar is currently our sole supplier of set-top box receivers.  The table below indicates the dollar value of set-top boxes and other equipment that we purchased from EchoStar as well as the amount of purchases that are included in “Cost of sales — subscriber promotion subsidies — EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The remaining amount is included in “Inventory” and “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Set-top boxes and other equipment purchased from EchoStar	$392,821	$314,362	$1,161,508	$838,965

Set-top boxes and other equipment purchased from EchoStar included in “Cost of sales — subscriber promotion subsidies — EchoStar”	$57,173	$56,293	$123,809	$152,215

In connection with the Spin-off, we entered into a receiver agreement pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes and related accessories, and other equipment from EchoStar.  During July 2010, we exercised our right to extend the receiver agreement until January 1, 2012.  The receiver agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  Additionally, EchoStar provides us with standard manufacturer warranties for the goods sold under the receiver agreement.  We may terminate the receiver agreement for any reason upon 60 days written notice to EchoStar.  EchoStar may terminate the receiver agreement if certain entities were to acquire us.  The receiver agreement also includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.

“General and administrative expenses — EchoStar”

Product Support Agreement.  In connection with the Spin-off, we entered into a product support agreement pursuant to which we have the right, but not the obligation, to receive product support from EchoStar (including certain engineering and technical support services) for all digital set-top boxes and related accessories that EchoStar has previously sold and in the future may sell to us.  The fees for the services provided under the product support agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the services provided.  The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier.  We may terminate the product support agreement for any reason upon 60 days prior written notice.  In the event of an early termination of this agreement, we are entitled to a refund of any unearned fees paid to EchoStar for the services.

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each of the leases is set forth below:

Inverness Lease Agreement.  The lease for certain space at 90 Inverness Circle East in Englewood, Colorado expires on January 1, 2012.

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

Other Agreements — EchoStar

Tax Sharing Agreement.  In connection with the Spin-off, we entered into a tax sharing agreement with EchoStar which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by us, and we will indemnify EchoStar for such taxes.  However, we are not liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code because of: (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar takes or fails to take; or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, EchoStar is solely liable for, and will indemnify us for, any resulting taxes, as well as any losses, claims and expenses.  The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

EchoStar XV Launch Service.  On December 21, 2009, EchoStar assigned certain of its rights under a launch contract to us for EchoStar’s fair value of $103 million.  We recorded these rights at EchoStar’s net book value of $89 million and recorded the $14 million difference between EchoStar’s net book value and our purchase price as a capital transaction with EchoStar.  We used these rights to launch EchoStar XV in July 2010.

Weather Related Programming Agreement.  During May 2010, we entered into an agreement pursuant to which, among other things, EchoStar agreed to develop certain weather related programming and we received the right to distribute such programming.  This agreement was terminated during June 2010.  In July 2010, we purchased EchoStar’s interest in the entity that held such weather related programming for $5 million.

International Programming Rights Agreement.  During the nine months ended September 30, 2010, we purchased approximately $2 million of certain international rights for sporting events from EchoStar, included in “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), of which EchoStar only retained a certain portion.  There were no additional purchases during the other periods presented.

Acquisition of South.com, LLC.  During October 2010, we purchased all of South.com, LLC from EchoStar and another party for $5 million.  South.com, LLC is an entity that holds certain authorizations for multichannel video and data distribution service (MVDDS) spectrum in the United States.

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

Related Party Transactions with NagraStar L.L.C.

Prior to the Spin-off, we owned 50% of NagraStar L.L.C. (“NagraStar”), which was contributed to EchoStar in connection with the Spin-off.  NagraStar is a joint venture that is our provider of encryption and related security systems intended to assure that only paying customers have access to our programming.  During the three and nine months ended September 30, 2010, we incurred security access and other fees at an aggregate cost to us of $20 million and $60 million, respectively.  During the nine months ended September 30, 2009, we purchased security access devices at an aggregate cost of $25 million from NagraStar.  There were no purchases of security access devices during the three months ended September 30, 2009.  As of September 30, 2010 and December 31, 2009, amounts payable to NagraStar totaled $13 million and $17 million, respectively.

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

EXECUTIVE SUMMARY

Overview

DISH Network lost approximately 29,000 net subscribers during the three months ended September 30, 2010, compared to an increase of approximately 241,000 net subscribers during the same period in 2009.

Our gross activations, net subscriber additions and churn were negatively impacted during the third quarter 2010 compared to the same period in 2009 as a result of increased competitive pressures, including the aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of discounts.

Our average monthly subscriber churn rate for the three months ended September 30, 2010 was 1.98%, compared to 1.57% for the same period in 2009.  Churn increased during the quarter as a result of the increasingly competitive nature of our industry, the current economic conditions and 2010 price increases.  In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide strong customer service, and our ability to control piracy.  Historically, we have experienced slightly higher churn in the months following the expiration of commitments for new subscribers.  In February 2008, we extended our new subscriber commitment from 18 to 24 months.  Consequently, during the three months ended September 30, 2009, churn was positively impacted by, among other things, this increase in our new subscriber commitment period.

DISH Network added approximately 189,000 net subscribers for the nine months ended September 30, 2010, compared to a gain of approximately 173,000 net subscribers during the same period in 2009.  The change versus the prior period was driven by increased gross new subscriber additions as a result of our sales and marketing promotions primarily in the first quarter 2010.  Our average monthly subscriber churn rate for the nine months ended September 30, 2010 was 1.72%, compared to 1.71% for the same period in 2009.  When the size of our subscriber base increases, even if our subscriber churn rate remains constant, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

Programming costs continue to represent an increasing percentage of our “Subscriber-related expenses.”  Going forward, our margins may face further pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  Additionally, our gross subscriber additions and subscriber churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire.  On October 1, 2010, we were forced to stop distributing certain FOX cable channels because we were unable to renew the underlying carriage agreements prior to expiration.  FOX also stated that it intended to withhold access to certain local broadcast channels in major U.S. markets when those contracts expired on October 31, 2010.  On October 29, 2010, we reached a long-term agreement with FOX that restored those cable channels to our lineup and provided continued access to those local broadcast channels.  We cannot predict with any certainty the impact to our gross subscriber activations and subscriber churn resulting from the temporary removal of those cable channels or the potential removal of those local broadcast channels.

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

We have also been changing equipment to migrate certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We expect to continue these initiatives through 2011.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

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

To address our operational inefficiencies, we have streamlined our hardware offerings and continue to make significant investments in staffing, training, information systems and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity and allow us to scale better over the long run.  We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns.

Programming costs continue to represent an increasing percentage of our “Subscriber-related expenses.”  As a result, our margins may face further downward pressure from price increases and the renewal of long-term programming contracts on less favorable pricing terms.

To maintain and enhance our competitiveness over the long term, we plan to promote a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as, “TV Everywhere.”  TV Everywhere utilizes, among other things, Slingbox “placeshifting” technology.  There can be no assurance that these integrated products will positively affect our results of operations or our gross subscriber additions.

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

Our subscriber-specific investments to acquire new subscribers have a significant impact on our cash flow.  While fewer subscribers might translate into lower ongoing cash flow in the long-term, cash flow is actually aided, in the short-term, by the reduction in subscriber-specific investment spending.  As a result, a slow down in our business due to external or internal factors does not introduce the same level of short-term liquidity risk as it might in other industries.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for DISH Network despite the weak economic conditions.  Because of the cash flow of our company and the absence of any material debt payments until October 2011, modest fluctuations in the cost of capital will not impact our current operational plans.  Currently, we have no existing lines of credit, nor have we historically.

Future Liquidity

Our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” was 52.9% during the third quarter 2010 compared to 56.7% during the same period in 2009.  ARPU was positively impacted by price increases in February and June 2010.  “Subscriber-related expenses” continued to be negatively impacted by increased programming costs and initiatives to improve customer service.  We continue to focus on addressing operational inefficiencies specific to DISH Network which we believe will contribute to long-term subscriber growth.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, pay-per-view, Latino and international subscription television services, equipment rental fees and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees from subscribers with multiple receivers, advertising services, fees earned from our in-home service operations, HD programming and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

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

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” includes the cost of digital broadcast operations provided to us by EchoStar, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, and other professional services.  In addition, this category includes the cost of leasing satellite and transponder capacity on satellites from EchoStar.

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense, prepayment premiums and amortization of debt issuance costs associated with our senior debt and convertible subordinated debt securities (net of capitalized interest), and interest expense associated with our capital lease obligations.

Other, net.  The main components of “Other, net” are gains and losses realized on the sale of investments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of marketable and non-marketable strategic investments accounted for at fair value, and equity in earnings and losses of our affiliates.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009.

	For the Three Months
	Ended September 30,		Variance
Statements of Operations Data	2010	2009	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,185,515	$2,862,554	$322,961	11.3
Equipment sales and other revenue	11,894	23,393	(11,499)	(49.2)
Equipment sales, services and other revenue - EchoStar	10,319	6,200	4,119	66.4
Total revenue	3,207,728	2,892,147	315,581	10.9

Costs and Expenses:
Subscriber-related expenses	1,684,583	1,623,397	61,186	3.8
% of Subscriber-related revenue	52.9%	56.7%
Satellite and transmission expenses - EchoStar	107,524	78,911	28,613	36.3
% of Subscriber-related revenue	3.4%	2.8%
Satellite and transmission expenses - Other	10,113	8,962	1,151	12.8
% of Subscriber-related revenue	0.3%	0.3%
Equipment, services and other cost of sales	14,997	28,651	(13,654)	(47.7)
Subscriber acquisition costs	446,473	439,590	6,883	1.6
General and administrative expenses	155,425	157,648	(2,223)	(1.4)
% of Total revenue	4.8%	5.5%
Litigation expense	91,097	131,930	(40,833)	(31.0)
Depreciation and amortization	242,859	228,395	14,464	6.3
Total costs and expenses	2,753,071	2,697,484	55,587	2.1

Operating income (loss)	454,657	194,663	259,994	NM

Other Income (Expense):
Interest income	6,265	7,591	(1,326)	(17.5)
Interest expense, net of amounts capitalized	(108,619)	(98,857)	(9,762)	(9.9)
Other, net	22,327	(1,915)	24,242	NM
Total other income (expense)	(80,027)	(93,181)	13,154	14.1

Income (loss) before income taxes	374,630	101,482	273,148	NM
Income tax (provision) benefit, net	(129,652)	(20,989)	(108,663)	NM
Effective tax rate	34.6%	20.7%
Net income (loss)	244,978	80,493	164,485	NM
Less: Net income (loss) attributable to noncontrolling interest	14	(69)	83	NM
Net income (loss) attributable to DISH Network common shareholders	$244,964	$80,562	$164,402	NM

Other Data:
DISH Network subscribers, as of period end (in millions)	14.289	13.851	0.438	3.2
DISH Network subscriber additions, gross (in millions)	0.819	0.887	(0.068)	(7.7)
DISH Network subscriber additions, net (in millions)	(0.029)	0.241	(0.270)	NM
Average monthly subscriber churn rate	1.98%	1.57%	0.41%	26.1
Average monthly revenue per subscriber (“ARPU”)	$74.36	$69.51	$4.85	7.0
Average subscriber acquisition cost per subscriber (“SAC”)	$795	$694	$101	14.6
EBITDA	$719,829	$421,212	$298,617	70.9

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

DISH Network subscribers.  As of September 30, 2010, we had approximately 14.289 million DISH Network subscribers compared to approximately 13.851 million subscribers at September 30, 2009, an increase of 3.2%. During the three months ended September 30, 2010, DISH Network added approximately 819,000 gross new subscribers compared to approximately 887,000 gross new subscribers during the same period in 2009, a decrease of 7.7%.  DISH Network lost approximately 29,000 net subscribers during the three months ended September 30, 2010, compared to an increase of approximately 241,000 net subscribers during the same period in 2009.

Our gross activations, net subscriber additions and churn were negatively impacted during the third quarter 2010 compared to the same period in 2009 as a result of increased competitive pressures, including the aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of discounts.

Our average monthly subscriber churn rate for the three months ended September 30, 2010 was 1.98%, compared to 1.57% for the same period in 2009.  Churn increased during the quarter as a result of the increasingly competitive nature of our industry, the current economic conditions and 2010 price increases.  In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide strong customer service, and our ability to control piracy.  Historically, we have experienced slightly higher churn in the months following the expiration of commitments for new subscribers.  In February 2008, we extended our new subscriber commitment from 18 to 24 months.  Consequently, during the three months ended September 30, 2009, churn was positively impacted by, among other things, this increase in our new subscriber commitment period.

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

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $3.186 billion for the three months ended September 30, 2010, an increase of $323 million or 11.3% compared to the same period in 2009.  This change was primarily related to the increase in “ARPU” discussed below as well as a larger subscriber base during the third quarter 2010 compared to the same period in 2009.

ARPU.  “Average monthly revenue per subscriber” was $74.36 during the three months ended September 30, 2010 versus $69.51 during the same period in 2009.  The $4.85 or 7.0% increase in ARPU was primarily attributable to price increases in February and June 2010 and changes in the sales mix toward more advanced hardware offerings.  ARPU continues to increase as a result of higher hardware related fees which include rental fees, fees earned from our in-home service operations and fees for DVRs.

Equipment sales and other revenue.  “Equipment sales and other revenue” totaled $12 million during the three months ended September 30, 2010, a decrease of $11 million or 49.2% compared to the same period in 2009.  The decrease in “Equipment sales and other revenue” primarily resulted from a decline in the sales of non-subsidized DBS receivers and accessories.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.685 billion during the three months ended September 30, 2010, an increase of $61 million or 3.8% compared to the same period in 2009.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs and a larger subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, and an increase in subscribers.  This increase was partially offset by reduced costs related to our call centers and in-home service operations.  We continue to address our operational inefficiencies by streamlining our hardware offerings and making significant investments in staffing, training, information systems, and other initiatives, primarily in our call centers and in-home service operations.  “Subscriber-related expenses” represented 52.9% and 56.7% of “Subscriber-related revenue” during the three months ended September 30, 2010 and 2009, respectively.  The improvement in this expense to revenue ratio primarily resulted from

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

an increase in “Subscriber-related revenue” and reduced costs related to our call centers and in-home service operations, partially offset by higher programming costs, discussed above.

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

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” totaled $108 million during the three months ended September 30, 2010, an increase of $29 million or 36.3% compared to the same period in 2009.  The increase in “Satellite and transmission expenses — EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the Nimiq 5 satellite, which was placed into service in October 2009, an increase in monthly lease rates per transponder on certain satellites based on the terms of our amended lease agreements and an increase in uplink services.  The increase in uplink services was primarily attributable to the launch of additional local channels and additional satellites being placed into service.  See Note 11 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  “Satellite and transmission expenses — EchoStar” as a percentage of “Subscriber-related revenue” increased to 3.4% in 2010 from 2.8% in 2009 primarily as a result of the increase in expenses discussed above.

Equipment, services and other cost of sales.  “Equipment, services and other cost of sales” totaled $15 million during the three months ended September 30, 2010, a decrease of $14 million or 47.7% compared to the same period in 2009.  This decrease in “Equipment, services and other cost of sales” primarily resulted from a decline in the sales of non-subsidized DBS receivers and accessories, and lower charges for slow moving and obsolete inventory.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $446 million for the three months ended September 30, 2010, an increase of $7 million or 1.6% compared to the same period in 2009.  This increase was primarily attributable to higher SAC discussed below, partially offset by the decline in gross new subscriber additions.

SAC.   SAC was $795 during the three months ended September 30, 2010 compared to $694 during the same period in 2009, an increase of $101 or 14.6%.  This increase was primarily attributable to an increase in advertising and hardware costs per activation.

During the three months ended September 30, 2010 and 2009, the amount of equipment capitalized under our lease program for new subscribers totaled $205 million and $176 million, respectively.  This increase in capital expenditures under our lease program for new subscribers resulted primarily from an increase in hardware costs per activation, which was driven by an increase in the deployment of more advanced set-top boxes, such as HD receivers and HD DVRs, and a decrease in the redeployment of remanufactured receivers.  The increase in the deployment of more advanced set-top boxes was primarily driven by our HD Free for Life promotion, which began during June 2010.

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

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new lease program.  During the three months ended September 30, 2010 and 2009, these amounts totaled $29 million and $15 million, respectively.

We have been deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  A majority of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation.  We may choose to invest significant capital to accelerate the conversion of customers to MPEG-

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

4 and/or 8PSK to realize the bandwidth benefits sooner.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar now have MPEG-4 technology.  Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our SAC.

Our “Subscriber acquisition costs” and “SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.  See further discussion under “Liquidity and Capital Resources — Subscriber Acquisition and Retention Costs.”

Litigation expense.  “Litigation expense” totaled $91 million during the three months ended September 30, 2010, a $41 million or 31.0% decrease compared to the same period in 2009.  “Litigation expense” during 2010 includes the impact of $60 million of expense related to the settlement of the retailer class actions litigation.  “Litigation expense” during 2009 included expense related to the Tivo litigation for the period from April 2008 to June 2009 for supplemental damages, contempt sanctions and interest expense.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $243 million during the three months ended September 30, 2010, a $14 million or 6.3% increase compared to the same period in 2009.  This change in “Depreciation and amortization” expense was primarily due to an increase in depreciation on satellites, as a result of EchoStar XIV and EchoStar XV being placed into service, and on equipment leased to subscribers.

Other, net.  “Other, net” income totaled $22 million during the three months ended September 30, 2010, an increase of $24 million compared to the same period in 2009.  This increase primarily resulted from higher realized and unrealized gains of marketable and other investment securities in 2010 compared to 2009.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $720 million during the three months ended September 30, 2010, an increase of $299 million or 70.9% compared to the same period in 2009.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended September 30,
	2010	2009
	(In thousands)
EBITDA	$719,829	$421,212
Interest expense, net	(102,354)	(91,266)
Income tax (provision) benefit, net	(129,652)	(20,989)
Depreciation and amortization	(242,859)	(228,395)
Net income (loss) attributable to DISH Network common shareholders	$244,964	$80,562

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

Income tax (provision) benefit, net.  Our income tax provision was $130 million during the three months ended September 30, 2010, an increase of $109 million compared to the same period in 2009.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes,” and an increase in our effective tax rate.  Our effective tax rate during the three months ended September 30, 2009 was positively impacted by prior period adjustments.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Net income (loss) attributable to DISH Network common shareholders.  “Net income (loss) attributable to DISH Network common shareholders” was $245 million during the three months ended September 30, 2010, an increase of $164 million compared to $81 million for the same period in 2009.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009.

	For the Nine Months
	Ended September 30,		Variance
Statements of Operations Data	2010	2009	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$9,362,974	$8,605,608	$757,366	8.8
Equipment sales and other revenue	42,231	74,876	(32,645)	(43.6)
Equipment sales, services and other revenue - EchoStar	28,960	20,685	8,275	40.0
Total revenue	9,434,165	8,701,169	732,996	8.4

Costs and Expenses:
Subscriber-related expenses	4,972,403	4,705,551	266,852	5.7
% of Subscriber-related revenue	53.1%	54.7%
Satellite and transmission expenses - EchoStar	316,109	246,866	69,243	28.0
% of Subscriber-related revenue	3.4%	2.9%
Satellite and transmission expenses - Other	30,201	24,701	5,500	22.3
% of Subscriber-related revenue	0.3%	0.3%
Equipment, services and other cost of sales	53,903	96,244	(42,341)	(44.0)
Subscriber acquisition costs	1,263,876	1,120,065	143,811	12.8
General and administrative expenses	461,261	450,434	10,827	2.4
% of Total revenue	4.9%	5.2%
Litigation expense	151,999	328,335	(176,336)	(53.7)
Depreciation and amortization	746,967	696,988	49,979	7.2
Total costs and expenses	7,996,719	7,669,184	327,535	4.3

Operating income (loss)	1,437,446	1,031,985	405,461	39.3

Other Income (Expense):
Interest income	18,356	23,637	(5,281)	(22.3)
Interest expense, net of amounts capitalized	(336,256)	(273,926)	(62,330)	(22.8)
Other, net	23,254	(42,072)	65,326	NM
Total other income (expense)	(294,646)	(292,361)	(2,285)	(0.8)

Income (loss) before income taxes	1,142,800	739,624	403,176	54.5
Income tax (provision) benefit, net	(409,923)	(283,027)	(126,896)	(44.8)
Effective tax rate	35.9%	38.3%
Net income (loss)	732,877	456,597	276,280	60.5
Less: Net income (loss) attributable to noncontrolling interest	(24)	(69)	45	65.2
Net income (loss) attributable to DISH Network common shareholders	$732,901	$456,666	$276,235	60.5

Other Data:
DISH Network subscribers, as of period end (in millions)	14.289	13.851	0.438	3.2
DISH Network subscriber additions, gross (in millions)	2.399	2.271	0.128	5.6
DISH Network subscriber additions, net (in millions)	0.189	0.173	0.016	9.2
Average monthly subscriber churn rate	1.72%	1.71%	0.01%	0.6
Average monthly revenue per subscriber (“ARPU”)	$72.86	$70.09	$2.77	4.0
Average subscriber acquisition cost per subscriber (“SAC”)	$760	$689	$71	10.3
EBITDA	$2,207,691	$1,686,970	$520,721	30.9

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

DISH Network subscribers.  DISH Network added approximately 189,000 net subscribers for the nine months ended September 30, 2010, compared to a gain of approximately 173,000 net subscribers during the same period in 2009.  The change versus the prior period was driven by increased gross new subscriber additions as a result of our sales and marketing promotions primarily in the first quarter 2010.  Our average monthly subscriber churn rate for the nine months ended September 30, 2010 was 1.72%, compared to 1.71% for the same period in 2009.

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $9.363 billion for the nine months ended September 30, 2010, an increase of $757 million or 8.8% compared to the same period in 2009.  This change was primarily related to a larger subscriber base during the nine months ended September 30, 2010 compared to the same period in 2009 and the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $72.86 during the nine months ended September 30, 2010 versus $70.09 during the same period in 2009.  The $2.77 or 4.0% increase in ARPU was primarily attributable to price increases in February and June 2010 and changes in the sales mix toward more advanced hardware offerings.  ARPU continues to increase as a result of higher hardware related fees which include rental fees, fees for DVRs and fees earned from our in-home service operations.  This increase was partially offset by increases in the amount of promotional discounts on programming offered to our new subscribers.

Equipment sales and other revenue.  “Equipment sales and other revenue” totaled $42 million during the nine months ended September 30, 2010, a decrease of $33 million or 43.6% compared to the same period in 2009.  The decrease in “Equipment sales and other revenue” primarily resulted from a decline in the sales of non-subsidized DBS receivers and accessories and a decline in sales of digital converter boxes in 2010 compared to the same period in 2009.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $4.972 billion during the nine months ended September 30, 2010, an increase of $267 million or 5.7% compared to the same period in 2009.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs and a larger subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates and an increase in subscribers.  This increase was partially offset by reduced costs related to our call centers and in-home service operations.  In addition, the nine months ended September 30, 2009 was positively impacted by a non-recurring programming expense adjustment of approximately $27 million.  We continue to address our operational inefficiencies by streamlining our hardware offerings and making significant investments in staffing, training, information systems and other initiatives, primarily in our call centers and in-home service operations.  “Subscriber-related expenses” represented 53.1% and 54.7% of “Subscriber-related revenue” during the nine months ended September 30, 2010 and 2009, respectively.  The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue” and reduced costs related to our call centers and in-home service operations, partially offset by higher programming costs, discussed above.

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” totaled $316 million during the nine months ended September 30, 2010, an increase of $69 million or 28.0% compared to the same period in 2009.  The increase in “Satellite and transmission expenses — EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the Nimiq 5 satellite, which was placed into service in October 2009 and an increase in monthly lease rates per transponder on certain satellites based on the terms of our amended lease agreements.  See Note 11 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  “Satellite and transmission expenses — EchoStar” as a percentage of “Subscriber-related revenue” increased to 3.4% in 2010 from 2.9% in 2009 primarily as a result of the increase in expenses discussed above.

Equipment, services and other cost of sales.  “Equipment, services and other cost of sales” totaled $54 million during the nine months ended September 30, 2010, a decrease of $42 million or 44.0% compared to the same period in 2009.  This decrease in “Equipment, services and other cost of sales” primarily resulted from a decline in the sales of non-subsidized DBS receivers and accessories, a decline in sales of digital converter boxes, and lower charges for slow moving and obsolete inventory in 2010 compared to the same period in 2009.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.264 billion for the nine months ended September 30, 2010, an increase of $144 million or 12.8% compared to the same period in 2009.  This increase was

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

primarily attributable to higher SAC discussed below and the increase in gross new subscriber additions discussed previously.

SAC.  SAC was $760 during the nine months ended September 30, 2010 compared to $689 during the same period in 2009, an increase of $71or 10.3%.  This increase was primarily attributable to increased advertising and hardware costs per activation.

During the nine months ended September 30, 2010 and 2009, the amount of equipment capitalized under our lease program for new subscribers totaled $559 million and $444 million, respectively.  This increase in capital expenditures under our lease program for new subscribers resulted primarily from an increase in hardware costs per activation, which was driven by an increase in the deployment of more advanced set-top boxes, such as HD receivers and HD DVRs, a decrease in the redeployment of remanufactured receivers and an increase in gross new subscriber additions.  The increase in the deployment of more advanced set-top boxes was primarily driven by our HD Free for Life promotion, which began during June 2010.

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new lease program.  During the nine months ended September 30, 2010 and 2009, these amounts totaled $68 million and $78 million, respectively.

Litigation expense.  “Litigation expense” totaled $152 million during the nine months ended September 30, 2010, a $176 million or 53.7% decrease compared to the same period in 2009.  “Litigation expense” during 2010 includes the impact of $60 million of expense related to the settlement of the retailer class actions litigation.  “Litigation expense” during 2009 included expense related to the Tivo litigation for the period from April 2008 to June 2009 for supplemental damages, contempt sanctions and interest expense.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $747 million during the nine months ended September 30, 2010, a $50 million or 7.2% increase compared to the same period in 2009.  The change in “Depreciation and amortization” expense was primarily due to an increase in depreciation on equipment leased to subscribers and on satellites, as a result of EchoStar XIV and EchoStar XV being placed into service.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $336 million during the nine months ended September 30, 2010, an increase of $62 million or 22.8% compared to the same period in 2009.  This change primarily resulted from an increase in interest expense related to the issuance of debt during the second half of 2009.

Other, net.  “Other, net” income totaled $23 million during the nine months ended September 30, 2010, an increase of $65 million compared to the same period in 2009.  This increase primarily resulted from lower impairment charges on marketable and other investment securities of $35 million and higher realized and unrealized gains of marketable and other investment securities in 2010 compared to 2009.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $2.208 billion during the nine months ended September 30, 2010, an increase of $521 million or 30.9% compared to the same period in 2009.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months
	Ended September 30,
	2010	2009
	(In thousands)
EBITDA	$2,207,691	$1,686,970
Interest expense, net	(317,900)	(250,289)
Income tax (provision) benefit, net	(409,923)	(283,027)
Depreciation and amortization	(746,967)	(696,988)
Net income (loss) attributable to DISH Network common shareholders	$732,901	$456,666

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

Income tax (provision) benefit, net.  Our income tax provision was $410 million during the nine months ended September 30, 2010, an increase of $127 million compared to the same period in 2009.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes,” partially offset by a decline in our effective tax rate.

Net income (loss) attributable to DISH Network common shareholders.  “Net income (loss) attributable to DISH Network common shareholders” was $733 million during the nine months ended September 30, 2010, an increase of $276 million compared to $457 million for the same period in 2009.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of September 30, 2010, our cash, cash equivalents and current marketable investment securities totaled $2.660 billion compared to $2.139 billion as of December 31, 2009, an increase of $521 million.  This increase in cash, cash equivalents and current marketable investment securities was primarily related to an increase in cash generated from operations of $1.534 billion, partially offset by capital expenditures of $935 million, including the $103 million assignment of certain rights under a launch contract, and repurchases of our Class A common stock totaling $107 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.  As of September 30, 2010 and December 31, 2009, we held VRDNs with fair values of $1.155 billion and $1.054 billion, respectively.

The following discussion highlights our cash flow activities during the nine months ended September 30, 2010.

Cash Flow

Cash flows from operating activities

For the nine months ended September 30, 2010, we reported “Net cash flows from operating activities” of $1.534 billion primarily attributable to net income, adjusted to exclude non-cash changes in “Depreciation and amortization” expense and “Deferred income tax expense (benefit)” totaling $1.584 billion.  Our cash flows from operations were also positively impacted by changes in operating assets and liabilities related to timing differences between book expense and cash payments.  These timing differences related to our litigation accruals of $152 million during the period and net increases in amounts payable to EchoStar, offset by cash outflows associated with the increase in our inventory balances and other long-term operating assets.

Cash flows from investing activities

For the nine months ended September 30, 2010, we reported “Net cash outflows from investing activities” of $802 million primarily related to capital expenditures totaling $935 million, partially offset by net sales of marketable investment securities of $118 million.  The capital expenditures included $677 million associated with our subscriber acquisition and retention lease programs, $103 million assignment of certain rights under a launch contract from EchoStar for EchoStar XV, $120 million of non-discretionary spending for satellite capital expenditures and $35 million of other corporate capital expenditures.

Cash flows from financing activities

For the nine months ended September 30, 2010, we reported “Net cash outflows from financing activities” of $124 million primarily resulting from common stock repurchases of $107 million and debt repayments of $22 million.

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

During the nine months ended September 30, 2010 and 2009, free cash flow was significantly impacted by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities” and “Net cash flows from investing” sections, respectively, of our Condensed Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, and other factors.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months
	Ended September 30,
	2010	2009
	(In thousands)
Free cash flow	$598,749	$1,167,413
Add back:
Purchases of property and equipment	935,193	724,316
Net cash flows from operating activities	$1,533,942	$1,891,729

Subscriber Churn

DISH Network added approximately 189,000 net subscribers for the nine months ended September 30, 2010, compared to a gain of approximately 173,000 net subscribers during the same period in 2009.  The change primarily resulted from an increase in gross new subscriber additions, partially offset by churn on a larger subscriber base.  See “Results of Operations” above for further discussion.  There are a number of factors that impact our future cash flow compared to the cash flow we generate at any given point in time, including subscriber churn and how successful we are at retaining our current subscribers.  As we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.

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

not at all and that we remain susceptible to additional signal theft.  During the second quarter 2009, we completed the replacement of our Security Access Devices and re-secured our system. We expect additional future replacements of these devices will be necessary to keep our system secure.  We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

Stock Repurchases

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock.  During the nine months ended September 30, 2010, we repurchased 6.0 million shares of our Class A common stock for $107 million.  As of September 30, 2010, we were authorized by our Board of Directors to repurchase up to $893 million of our Class A common stock.  On November 2, 2010, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2011.

Subscriber Acquisition and Retention Costs

We incur significant upfront costs to acquire subscribers, including advertising, retailer incentives, equipment, installation and new customer promotions.  While we attempt to recoup these upfront costs over the lives of their subscription, there can be no assurance that we will.  We deploy business rules such as minimum credit requirements and we strive to provide outstanding customer service, to increase the likelihood of customers keeping their DISH Network service over longer periods of time.  Our subscriber acquisition costs may vary significantly from period to period.

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

Obligations and Future Capital Requirements

Future Capital Requirements

Our 6 3/8% Senior Notes with an aggregate principal balance of $1.0 billion mature on October 1, 2011.  We expect to fund our future working capital, capital expenditure and debt service requirements from cash generated from operations, existing cash and marketable investment securities balances, and cash generated through raising additional capital.  The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.  The majority of our capital expenditures for 2010 are driven by the costs associated with subscriber premises equipment, included in our firm purchase obligations, as well as capital expenditures for our satellite-related obligations.  These expenditures are necessary to operate and maintain the DISH Network television service.  Consequently, we consider them to be non-discretionary.  The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives, including our plans to expand our national and local HD offerings and other strategic opportunities that may arise from time to time.  Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time, and could increase

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

A portion of our investment portfolio is invested in auction rate securities, mortgage backed securities and strategic investments and, as a result, a portion of our portfolio has restricted liquidity.  Liquidity in the markets for these investments has been impacted in the past year and these market conditions have adversely affected our liquidity.  In addition, certain of these securities have defaulted or have been materially downgraded, causing us to record impairment charges.  If the credit ratings of these securities further deteriorate or the lack of liquidity in the marketplace becomes prolonged, we may be required to record further impairment charges.  Moreover, the current significant volatility of domestic and global financial markets has greatly affected the volatility and value of our marketable investment securities.  To the extent we require access to funds, we may need to sell these securities under unfavorable market conditions, record further impairment charges and fall short of our financing needs.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of September 30, 2010, our cash, cash equivalents and current marketable investment securities had a fair value of $2.660 billion.  Of that amount, a total of $2.413 billion was invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio.  Based on our September 30, 2010 current non-strategic investment portfolio of $2.413 billion, a hypothetical 10% increase in average interest rates would result in a decrease of approximately $18 million in fair value of this portfolio.  We normally hold these investments to maturity; however, the hypothetical loss in fair value would be realized if we sold the investments prior to maturity.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the nine months ended September 30, 2010 of 0.7%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2010 would result in a decrease of approximately $2 million in annual interest income.

Strategic Marketable Investment Securities

As of September 30, 2010, we held strategic and financial debt and equity investments of public companies with a fair value of $247 million.  These investments, which are held for strategic and financial purposes, are concentrated in several companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $25 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of September 30, 2010, we had $146 million of restricted cash and marketable investment securities invested in: (a) cash; (b) debt instruments of the United States Government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our September 30, 2010 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Noncurrent Auction Rate and Mortgage Backed Securities

As of September 30, 2010, we held investments in auction rate securities (“ARS”) and mortgage backed securities (“MBS”) of $118 million, which are reported at fair value.  Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments.  As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature, and therefore interest rate risk associated with these securities is mitigated.  A hypothetical 10% adverse change in the price of these investments would result in a decrease of approximately $12 million in the fair value of these investments.

Other Investment Securities

As of September 30, 2010, we had $50 million of nonpublic debt and equity instruments that we hold for strategic business purposes.  We account for these investments under the cost, equity and/or fair value methods of accounting.  A hypothetical 10% adverse change in the price of these nonpublic debt and equity instruments would result in a decrease of approximately $5 million in the fair value of these investments.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

Long-Term Debt

As of September 30, 2010, we had long-term debt of $6.228 billion on our Condensed Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $6.586 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $161 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.  As of September 30, 2010, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $44 million.

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

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

In connection with the Spin-off, we entered into a separation agreement with EchoStar, which provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business including certain designated liabilities for acts or omissions prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and we will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as our acts or omissions following the Spin-off.

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California.  The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants.  Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The suit alleges infringement of United States Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702, which relate to certain systems and methods for transmission of digital data.  On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice.  On October 8, 2010, the Federal Circuit Court of Appeals affirmed the dismissal.  The plaintiffs can appeal that decision to the United States Supreme Court.  We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a

PART II — OTHER INFORMATION - Continued

conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court granted defendants’ motion to dismiss with prejudice.  The plaintiffs have appealed.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family.  ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements.  We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements.  On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  We appealed the partial grant of ESPN’s motion to the New York trial court.  After the partial grant of ESPN’s motion, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the trial court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $65 million under the applicable affiliation agreement.  Although the court ruled we owe approximately $65 million, there can be no assurance that ESPN will not seek, and that the court will not award, an amount that exceeds this amount.  We have appealed the court’s ruling.  We intend to vigorously prosecute and defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Ganas LLC

During August 2010, Ganas, LLC (“Ganas”) filed suit against DISH DBS Corporation, our indirect wholly owned subsidiary, Sabre Holdings Corporation, SAP America, Inc., SAS Institute Inc., Scottrade, Inc., TD Ameritrade, Inc., The Charles Schwab Corporation, Tivo Inc., Unicoi Systems Inc., Xerox Corporation, Adobe Systems Inc., AOL Inc., Apple Inc., Axibase Corporation, DirecTV, E*Trade Securities LLC, Exinda Networks, Fidelity Brokerage Services LLC, Firstrade Securities Inc., Hewlett-Packard Company, iControl Inc., International Business Machines Corporation and JPMorgan Chase & Co. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos.  7,136,913, 7,325,053, and 7,734,756.  The patents relate to hypertext transfer protocol and simple object access protocol.  Ganas is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction

PART II — OTHER INFORMATION - Continued

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

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd. filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs requested that the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation.  On September 20, 2010, we agreed to a settlement of both lawsuits that provides, among other things, for mutual releases of the claims underlying the litigation, payment by us of up to $60 million, and the option for certain class members to elect to reinstate certain monthly incentive payments, which the parties agreed have an aggregate maximum value of $23 million.  The settlement is conditioned upon approval by the court.  While we have received preliminary court approval, final court approval is still pending.  We cannot predict with any degree of certainty how many class members will elect to reinstate these monthly incentive payments.  As a result, we recorded a $60 million reserve in “Litigation accrual” on our Condensed Consolidated Balance Sheets and in “Litigation expense” for both the three and nine months ended September 30, 2010 on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

PART II — OTHER INFORMATION - Continued

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against DISH Network L.L.C., our indirect wholly owned subsidiary, and EchoStar in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398.  The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunication network.

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

PART II — OTHER INFORMATION - Continued

million in supplemental damages and interest for the period from September 2006 through April 2008, based on an assumed $1.25 per subscriber per month royalty rate.  We posted a bond to secure that award pending appeal of the contempt order.  On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court’s contempt order pending resolution of our appeal.

The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions.  Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges we made from subscribers using DVRs.  We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction.  We also challenged Tivo’s calculation of profits. On September 4, 2009, the District Court partially granted Tivo’s motion for contempt sanctions and awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month).  By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million.  The District Court also awarded Tivo its attorneys’ fees and costs incurred during the contempt proceedings.  Enforcement of these awards has been stayed by the District Court pending resolution of our appeal of the underlying June 2009 contempt order.  On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys’ fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million.  During the year ended December 31, 2009 and the nine months ended September 30, 2010, we increased our total reserve by $361 million and $92 million, respectively, to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement (including contempt sanctions for the period from April 2008 through June 2009) for the period from April 2008 through September 2010 plus interest.  Our total reserve at September 30, 2010 was $486 million and is included in “Litigation accrual” on our Condensed Consolidated Balance Sheets.  During the three months ended September 30, 2010 and 2009, we have recorded $31 million and $132 million, respectively, of “Litigation expense” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the nine months ended September 30, 2010 and 2009, we recorded litigation expense of $92 million and $328 million, respectively.

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

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals.  On March 4, 2010, the Federal Circuit affirmed the District Court’s contempt order in a 2-1 decision.  On May 14, 2010, our petition for en banc review of that decision by the full Federal Circuit was granted and the opinion of the three-judge panel was vacated.  Oral argument is scheduled for November 9, 2010.  There can be no assurance that the full Federal Circuit will reverse the decision of the three-judge panel.  Tivo has stated that it will seek additional damages for the period from June 2009 to the present.  Although we have accrued our best estimate of damages, contempt sanctions and interest through September 30, 2010, there can be no assurance that Tivo will not seek, and that the court will not award, an amount that exceeds our accrual.

On October 6, 2010, the Patent and Trademark Office (the “PTO”) issued an office action confirming the validity of certain of the software claims of United States Patent No. 6,233,389 (the ‘389 patent).  However, the PTO only confirmed the validity of the ‘389 patent after Tivo made statements that we believe narrow the scope of its claims.  The claims that were confirmed thus should not have the same scope as the claims that we were found to have infringed and which underlie the contempt ruling that we are now appealing.  Therefore, we believe that the PTO’s conclusions are relevant to the issues on appeal.  The PTO’s conclusions support our position that our original alternative technology does not infringe and that we acted in good faith to design around Tivo’s patent.

If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we may be required to eliminate DVR functionality in all but

PART II — OTHER INFORMATION - Continued

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

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business, including, among other things, disputes with programmers regarding fees.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

PART II — OTHER INFORMATION - Continued

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our risk factors.  During the nine months ended September 30, 2010, there were no material changes in risk factors as previously disclosed.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from July 1, 2010 through September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except per share data)
July 1 - July 31, 2010	375,049	$17.93	375,049	$978,777
August 1 - August 31, 2010	4,808,686	17.77	4,808,686	893,317
September 1 - September 30, 2010	—	—	—	893,317
Total	5,183,735	$17.78	5,183,735	$893,317

(1)           Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock.  On November 2, 2010, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares through and including December 31, 2011.  Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

PART II — OTHER INFORMATION - Continued

Item 6.    EXHIBITS

(a) Exhibits.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2010, filed on November 5, 2010, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

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

Date:  November 5, 2010