Form 10-K
period 2010-12-31
DISH Network CORP
filed 2011-02-24
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                TO                                 .

Commission file number: 0-26176

DISH Network Corporation

(Exact name of registrant as specified in its charter)

Nevada	88-0336997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 723-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, $0.01 par value	The Nasdaq Stock Market L.L.C.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of June 30, 2010, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $3.7 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on that date.

As of February 14, 2011, the registrant’s outstanding common stock consisted of 204,870,905 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2011 Annual Meeting of Shareholders are incorporated by reference in Part III.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable.  We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties.  For further discussion see Item 1A.  Risk Factors.  The risks and uncertainties include, but are not limited to, the following:

•                  We face intense and increasing competition from satellite and cable television providers, telecommunications companies and providers of video content via the Internet, especially as the pay-TV industry matures, which may require us to increase subscriber acquisition and retention spending or accept lower subscriber acquisitions and higher subscriber churn.

•                  Competition from digital media companies that provide/facilitate the delivery of video content via the Internet, could materially adversely affect us.

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

•                  If we do not improve our operational performance and customer satisfaction, our gross new subscriber additions may decrease and our subscriber churn may increase.

•                  If DISH Network gross new subscriber additions decrease, or if subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

•                  Economic weakness, including higher unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

•                  Programming expenses are increasing and could adversely affect our future financial condition and results of operations.

•                  We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our gross new subscriber additions may decline and subscriber churn may increase.

•                  We may be required to make substantial additional investments to maintain competitive programming offerings.

•                  Technology in our industry changes rapidly and could cause our services and products to become obsolete.  We may have to upgrade or replace subscriber equipment and make substantial investments in our infrastructure to remain competitive.

•                  Increased distribution of video content via the Internet could expose us to regulatory risk.

•                  Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

•                  Any failure or inadequacy of our information technology infrastructure could harm our business.

•                  We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

•                  If Voom prevails in its breach of contract suit against us, we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.

i

•                  A portion of our investment portfolio is invested in securities that have experienced limited or no liquidity and may not be immediately accessible to support our financing needs.

•                  We rely on EchoStar Corporation, or EchoStar, to design and develop all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

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

•                  Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consents at acceptable rates from local network stations.

•                  The injunction against our retransmission of distant networks, currently waived, may be reinstated.

•                  We are subject to significant regulatory oversight and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, which could adversely affect our business.

•                  We have made a substantial investment in certain 700 MHz wireless licenses and will be required to make significant additional investments or partner with others to commercialize these licenses.

•                  We have substantial debt outstanding and may incur additional debt.

•                  We have limited owned and leased satellite capacity and failures or reduced capacity could adversely affect our business.

•                  Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

•                  We generally do not have commercial insurance coverage on the satellites we use and could face significant impairment charges if one of our satellites fails.

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

•                  We are subject to digital HD “carry-one, carry-all” requirements that cause capacity constraints.

ii

•                  It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure.

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

iii

PART I

Item 1.                     BUSINESS

OVERVIEW

DISH Network Corporation is the nation’s third largest pay-TV provider, with approximately 14.133 million customers across the United States as of December 31, 2010.  We were organized in 1995 as a corporation under the laws of the State of Nevada and started offering DISH Network subscription television services in March 1996.

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

Business Strategy

Our business strategy is to be the best provider of video services in the United States by providing high-quality products, outstanding customer service, and great value.  We promote the DISH Network programming packages as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television providers.  We believe that there continues to be unsatisfied demand for high-quality, reasonably priced television programming services.

•                  High-Quality Products.  We offer a wide selection of local and national programming, featuring more national and local HD channels than most pay-TV providers.  We have been a technology leader in our industry, introducing award-winning DVRs, dual tuner receivers, 1080p video on demand, and external hard drives.  To maintain and enhance our competitiveness over the long term, we are promoting a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, referred to as “TV Everywhere.”  Our TV Everywhere™ service utilizes, among other things, online access and Slingbox “placeshifting” technology.

•                  Outstanding Customer Service.  We strive to provide outstanding customer service by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they arise.

•                  Great Value.  We have historically been viewed as the low-cost provider in the pay-TV industry in the U.S. because we seek to offer the lowest everyday prices available to consumers after introductory promotions expire.

Products and Services

Programming.  We provide programming which includes more than 280 basic video channels, 60 Sirius Satellite Radio music channels, 30 premium movie channels, 35 regional and specialty sports channels, 2,800 local channels, 250 Latino and international channels, and 55 channels of pay-per-view content.  In addition, we offer local HD channels in more than 160 markets and 215 national HD channels.  Although we distribute over 2,800 local channels, a subscriber typically may only receive the local channels available in the subscriber’s home market.  As of December 31, 2010, we provided local channel coverage in standard definition to markets covering 100% of U.S.

TV households.  In addition, we provided local HD channels to markets representing approximately 94% of U.S. TV households.

Receiver Systems.  Our subscribers receive programming via equipment that includes a small satellite dish, digital set-top receivers, and remote controls.  Some of our advanced receiver models feature DVRs, HD capability, dual tuners (which allow independent viewing on two separate televisions) and Internet-protocol compatibility, which allows consumers to view movies and other content on their televisions via the Internet and a broadband connection.  We rely on EchoStar to design and manufacture all of our new receivers and certain related components.  See “Item 1A — Risk Factors.”

DISHOnline.com.  DISHOnline.com gives DISH Network subscribers the ability to watch television programs, movies, and clips online at no additional charge with their paid subscription and compatible equipment.  DISHOnline.com offers more than 150,000 movies, television shows, clips and trailers.

DISH Remote Access.  DISH Network’s free remote access (“DISH Remote Access”) gives subscribers the ability to remotely manage their DVRs using compatible mobile devices such as smartphones, tablets and laptops through their broadband-connected receiver.

Google TV.  Google TV combines search capabilities and content from the Internet with our DISH Network subscription television services to give DISH Network subscribers the ability to search the Internet, check e-mail, interact with social media, and find additional online programming content while simultaneously watching television.

Content Delivery

Digital Broadcast Operations Centers.  The principal digital broadcast operations facilities we use are EchoStar’s facilities located in Cheyenne, Wyoming and Gilbert, Arizona.  We also use five regional digital broadcast operations facilities owned and operated by EchoStar that allow us to maximize the use of the spot beam capabilities of certain owned and leased satellites.  Programming content is delivered to these facilities by fiber or satellite and processed, compressed, encrypted and then uplinked to satellites for delivery to consumers.

In connection with the Spin-off, we entered into a broadcast agreement pursuant to which EchoStar provides certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services for a period ending on January 1, 2012.  We may terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to EchoStar.  If we terminate teleport services for a reason other than EchoStar’s breach, we are obligated to pay EchoStar the aggregate amount of the remainder of the expected cost of providing the teleport services.

Satellites.  Our DISH Network programming is currently delivered to customers using satellites that operate in the “Ku” band portion of the microwave radio spectrum.  The Ku-band is divided into two spectrum segments.  The portion of the Ku-band that allows the use of higher power satellites – 12.2 to 12.7 GHz over the United States – is known as the Broadcast Satellite Service (“BSS”) band, which is also referred to as the Direct Broadcast Satellite (“DBS”) band.  The portion of the Ku-band that utilizes lower power satellites – 11.7 to 12.2 GHz over the United States – is known as the Fixed Satellite Service (“FSS”) band.

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

We own or lease capacity on 13 satellites in geostationary orbit approximately 22,300 miles above the equator.  For further information concerning these satellites and satellite anomalies, please see the table and discussion under “Satellites” below.

Conditional Access System. Our conditional access system secures our programming content using encryption so that only paying customers can access our programming.  We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content (“Security Access Devices”).

Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult.  It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft.  During 2009, we completed the replacement of our Security Access Devices and re-secured our system.  We expect additional future replacements of these devices will be necessary to keep our system secure.  We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

Distribution Channels

While we offer receiver systems and programming through direct sales channels, a majority of our new subscriber acquisitions are generated through independent third parties such as small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies.  In general, we pay these independent third parties a mix of upfront and monthly incentives to solicit orders for our services.  In addition, we partner with telecommunications companies to bundle DISH Network programming with broadband and voice services on a single bill.

Competition

As of December 31, 2010, our 14.133 million subscribers represent approximately 15% of pay-TV subscribers in the United States.  We face substantial competition from established pay-TV providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions, and mobile devices.

•                  Other Direct Broadcast Satellite Operators.  We compete directly with the DirecTV Group, Inc., or DirecTV, the largest satellite TV provider in the U.S. which had over 19.2 million subscribers at the end of 2010, representing approximately 20% of pay-TV subscribers.

•                  Cable Television Companies.  We encounter substantial competition in the pay-TV industry from numerous cable television companies that operate via franchise licenses across the U.S.  According to the National Cable & Telecommunications Association’s 2009 Industry Overview, 98% of the 130 million U.S. housing units are passed by cable.  More than 95 million households subscribe to a pay-TV service and approximately 63% of pay-TV subscribers receive their programming from a cable operator.  Cable companies are typically able to bundle their video services with broadband Internet access and voice services and many have significant investments in companies that provide programming content.

•                  Telecommunications Companies.  Large telecommunications companies have upgraded older copper wire lines with fiber optic lines in their larger markets.  These fiber optic lines provide high capacity bandwidth, enabling telecommunications companies to offer video content that can be bundled with their broadband Internet access and voice services.  In particular, AT&T and Verizon have built fiber-optic based networks to provide video services in substantial portions of their service areas.

•                  Internet Delivered Video.  We face competition from content providers who distribute video directly to consumers over the Internet.  Programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved.  Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to this emerging digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.

•                  Wireless Mobile Video.  We also expect to face increasing competition from wireless telecommunications providers who offer mobile video offerings.  We expect mobile video offerings will likely become more prevalent in the marketplace as wireless telecommunications providers implement the fourth generation of wireless communications.

Acquisition of New Subscribers

We incur significant upfront costs to acquire subscribers, including advertising, retailer incentives, equipment and installation.  In addition, customer promotions to acquire new subscribers result in less revenue to us over the promotional period.  While we attempt to recoup these upfront costs over the lives of their subscriptions, there can be no assurance that we will.  We deploy business rules such as credit requirements and contractual commitments, and we strive to provide outstanding customer service, to increase the likelihood of customers keeping their DISH Network service over longer periods of time.  Our subscriber acquisition costs may vary significantly from period to period.

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

Equipment.  We incur significant upfront costs to provide our new subscribers with in-home equipment, including advanced HD and DVR receivers, which most of our new subscribers lease from us.  While we seek to recoup these upfront equipment costs mostly through monthly fees, there can be no assurance that we will be successful in achieving that objective.  In addition, upon deactivation of a subscriber we may refurbish and redeploy their equipment which lowers future upfront costs.  However, our ability to capitalize on these cost savings may be limited as technological advances and consumer demand for new features may render the returned equipment obsolete.

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

Customer Retention

We incur significant costs to retain our existing customers, mostly by upgrading their equipment to HD and DVR receivers.  As with our subscriber acquisition costs, our retention upgrade spending includes the cost of equipment and installation.  In certain circumstances, we also offer free programming and/or promotional pricing for limited periods for existing customers in exchange for a contractual commitment.  A component of our retention efforts includes the installation of equipment for customers who move.  Our subscriber retention costs may vary significantly from period to period.

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

Installation and Other In-Home Service Operations.  High-quality installations, upgrades, and in-home repairs are critical to providing good customer service.  Such in-home service is performed by both DISH Network employees and a network of independent contractors and includes, among other things, priority technical support, replacement equipment, cabling and power surge repairs for a monthly fee.

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

SATELLITES

Most of our programming is currently delivered using DBS satellites.  We continue to explore opportunities to expand our available satellite capacity through the use of other available spectrum.  Increasing our available spectrum is particularly important as more bandwidth intensive HD programming is produced and to address new video and data applications consumers may desire in the future.  We currently utilize satellites in geostationary orbit approximately 22,300 miles above the equator detailed in the table below.

			Original
		Degree	Useful
	Launch	Orbital	Life	Lease Term
Satellites	Date	Location	(Years)	(Years)
Owned:
EchoStar I (1)	December 1995	77	12
EchoStar VII	February 2002	119	12
EchoStar X	February 2006	110	12
EchoStar XI	July 2008	110	12
EchoStar XIV	March 2010	119	15
EchoStar XV	July 2010	61.5	15

Leased from EchoStar:
EchoStar VI (1)	July 2000	77	12
EchoStar VIII (1)(2)	August 2002	77	12
EchoStar IX (1)(2)(3)	August 2003	121	12
EchoStar XII (1)	July 2003	61.5	10
Nimiq 5 (1)(2)	September 2009	72.7	10	10

Leased from Other Third Party:
Anik F3	April 2007	118.7	15	15
Ciel II	December 2008	129	10	10

Under Construction:
Leased from EchoStar:
QuetzSat-1	Late 2011	77	10	10
EchoStar XVI	2012	61.5	10	10

(1)         See Note 17 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of our Related Party Agreements.

(2)         We lease a portion of the capacity on these satellites.

(3)         Leased on a month to month basis.

EchoStar XIV.  Our EchoStar XIV satellite was launched on March 20, 2010 and commenced commercial operations at the 119 degree orbital location during May 2010.  EchoStar XIV has both spot beam capabilities and the ability to provide service to the entire continental United States (“CONUS”) that has allowed us, among other things, to expand our HD offerings.

EchoStar XV.  Our EchoStar XV satellite was launched on July 10, 2010 and commenced commercial operations at the 61.5 degree orbital location during August 2010.  EchoStar XV is a CONUS satellite that has allowed us, among other things, to expand our HD offerings.  EchoStar XV is expected to be used as an in-orbit spare when EchoStar XVI commences commercial operations during the second half of 2012.

Satellites under Construction

We have agreed to lease capacity on two satellites from EchoStar that are currently under construction.

•                  QuetzSat-1.  During 2008, we entered into a ten-year transponder service agreement with EchoStar to lease 24 DBS transponders on QuetzSat-1, a Mexican DBS satellite being constructed by SES Latin America S.A. (“SES”).  QuetzSat-1 is expected to be launched during the second half of 2011 and operate at the 77 degree orbital location.  Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite.  Upon a launch failure, in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  QuetzSat-1 will enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow us to offer other value-added services.

•                  EchoStar XVI.  During 2009, we entered into a ten-year transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite.  EchoStar XVI will replace the satellites currently at the 61.5 degree orbital location and will allow us to offer other value-added services.  We will lease all of the satellite capacity from EchoStar on EchoStar XVI after its service commencement date and this lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date.  Upon expiration of the initial term, we have the option to renew on a year-to-year basis through the end of life of the satellite.  There can be no assurance that any options to renew this agreement will be exercised.  EchoStar XVI is expected to be launched during the second half of 2012.

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

Prior to 2010, certain satellites in our fleet experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and/or commercial operation of any of these satellites.  See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment and Note 7 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We do not anticipate carrying insurance for any of the in-orbit satellites that we use, and we will bear the risk associated with any in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar VII.  EchoStar VII, which is being used as an in-orbit spare, was designed with four gyros, of which three are required to properly control the positioning of the satellite.  During October 2010, EchoStar VII experienced an anomaly which caused one of its gyros to temporarily stop functioning.  Testing during December 2010 confirmed that this gyro is functioning again.  In addition, during July 2010, EchoStar VII experienced a thruster anomaly.  Thrusters control spacecraft location and maintain spacecraft pointing.  While these anomalies did not reduce the estimated useful life of the satellite to less than 12 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar X.  EchoStar X was designed with 49 spot beams which use up to 42 active 140 watt traveling wave tube amplifiers (“TWTAs”) and 24 solar array circuits, of which approximately 22 are required to assure full power for the original minimum 12-year useful life of the satellite.  During May and September of 2010, EchoStar X experienced anomalies which affected seven solar array circuits reducing the number of functional solar array circuits to 17.  While these anomalies did not reduce the estimated useful life of the satellite to less than 12 years or impact commercial operation of the satellite based on the satellite’s current configuration, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

EchoStar VI.  EchoStar VI was designed with 108 solar array strings, of which approximately 102 are required to assure full power availability for the original minimum 12-year useful life of the satellite.  During March and August of 2010, EchoStar VI experienced anomalies resulting in the loss of 24 solar array strings, reducing the number of functional solar array strings to 84. While these anomalies did not reduce the estimated useful life of the satellite to less than 12 years, commercial operation has been impacted and there can be no assurance that future anomalies will not reduce its useful life or further impact its commercial operation.  The satellite was designed to operate 32 DBS transponders in CONUS at approximately 125 watts per channel, switchable to 16 DBS transponders operating at approximately 250 watts per channel.  The power reduction resulting from the solar array failures currently limits us to operating 24 DBS transponders in CONUS at approximately 125 watts per channel, switchable to 12 DBS transponders operating at approximately 250 watts per channel.  The number of transponders to which power can be provided is expected to decline in the future at the rate of approximately one transponder every three years.

EchoStar VIII.  EchoStar VIII was designed to operate 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel.  EchoStar VIII was also designed with spot-beam technology.  This satellite has experienced several anomalies prior to 2011, but none have reduced its useful life or impacted its commercial operation.  During January 2011, the satellite experienced an anomaly, which temporarily disrupted electrical power to some components causing an interruption of broadcast service.  Testing is being performed to determine if this anomaly will reduce the satellite’s useful life or impact its commercial operations.  There can be no assurance that this anomaly or any future anomalies will not reduce its useful life or impact its commercial operation.

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

GOVERNMENT REGULATIONS

DBS operators are subject to significant government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.  If we become subject to new regulations or legislation or new interpretations of existing regulations or legislation that govern Internet network neutrality, we may be required to incur additional expenses or alter our business model.  The manner in which legislation governing Internet network neutrality may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.

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

FCC Regulation under the Communications Act

FCC Jurisdiction over our Operations.  The Communications Act gives the FCC broad authority to regulate the operations of satellite companies.  Specifically, the Communications Act gives the FCC regulatory jurisdiction over the following areas relating to communications satellite operations:

•                  the assignment of satellite radio frequencies and orbital locations, the licensing of satellites and earth stations, the granting of related authorizations, and evaluation of the fitness of a company to be a licensee;

•                  approval for the relocation of satellites to different orbital locations or the replacement of an existing satellite with a new satellite;

•                  ensuring compliance with the terms and conditions of such assignments, licenses, authorizations and approvals; including required timetables for construction and operation of satellites;

•                  avoiding interference with other radio frequency emitters; and

•                  ensuring compliance with other applicable provisions of the Communications Act and FCC rules and regulations.

To obtain FCC satellite licenses and authorizations, satellite operators must satisfy strict legal, technical and financial qualification requirements.  Once issued, these licenses and authorizations are subject to a number of conditions including, among other things, satisfaction of ongoing due diligence obligations, construction milestones, and various reporting requirements.  Necessary federal approval of these applications may not be granted, may not be granted in a timely manner, or may be granted subject to conditions which may be cumbersome.

Overview of our Satellites, Authorizations and Contractual Rights for Satellite Capacity.  Our satellites are located in orbital positions, or slots, that are designated by their western longitude.  An orbital position describes both a physical location and an assignment of spectrum in the applicable frequency band.  Each DBS orbital position has 500 MHz of available Ku-band spectrum that is divided into 32 frequency channels.  Through digital compression technology, we can currently transmit between nine and 13 standard definition digital video channels per DBS frequency channel.  Several of our satellites also include spot-beam technology which enables us to increase the number of markets where we provide local channels, but reduces the number of video channels that could otherwise be offered across the entire United States.

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

We currently do not have any satellites positioned at the 148 degree orbital location as a result of the retirement of EchoStar V.  While we have requested the necessary approval from the FCC for the continued use of this orbital location, there can be no assurance that the FCC will determine that our proposed future use of this orbital location complies fully with all licensing requirements.

In addition, we currently lease or have entered into agreements to lease capacity on satellites using the following spectrum at the following orbital locations:

•                  500 MHz of Ku-band FSS spectrum that is divided into 32 frequency channels (each of which is capable of transmitting between five and eight standard definition digital video channels) at the 118.7 degree orbital location, which is a Canadian FSS slot that is capable of providing service to the continental United States, Alaska and Hawaii;

•                  32 DBS frequencies at the 129 degree orbital location, which is a Canadian DBS slot that is capable of providing service to most of the United States;

•                 32 DBS frequencies at the 61.5 degree orbital location, capable of providing service to most of the United States;

•                  24 DBS frequencies at the 77 degree orbital location, which is a Mexican DBS slot that is capable of providing service to most of the United States and Mexico; and

•                  32 DBS frequencies at the 72.7 degree orbital location, which is a Canadian DBS slot that is capable of providing service to the United States.  We and EchoStar are currently receiving service on 23 of these DBS transponders and will receive service on the remaining nine DBS transponders over a phase-in period that will be completed in 2012.

We also have month-to-month FSS capacity available from EchoStar on satellites located at the 105 and 121 degree orbital locations.

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

Other Wireless Spectrum.  In 2010, we purchased all of South.com L.L.C., which is an entity that holds Multichannel Video Distribution & Data Service (“MVDDS”) licenses in 37 markets in the United States.

Duration of our DBS Satellite Licenses.  Generally speaking, all of our satellite licenses are subject to expiration unless renewed by the FCC.  The term of each of our DBS licenses is ten years.  Our licenses are currently set to expire at various times.  In addition, our special temporary authorization is granted for a period of only 180 days or less, subject again to possible renewal by the FCC.  Generally, our FCC licenses and special temporary authorization have been renewed by the FCC on a routine basis but, there can be no assurance that the FCC will continue to do so.

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

FCC Actions Affecting our Licenses and Applications.  A number of our other applications have been denied or dismissed without prejudice by the FCC, or remain pending.  We cannot be sure that the FCC will grant any of our outstanding applications, or that the authorizations, if granted, will not be subject to onerous conditions.  Moreover, the cost of building, launching and insuring a satellite can be as much as $300 million or more.  If we are unable to construct and launch any of the satellites for which we have requested authorizations, it may result in further FCC restrictions on our operations.

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

Interference from Other Services Sharing Satellite Spectrum.  The FCC has adopted rules that allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as DBS and Ku-band-based fixed satellite services.  The FCC has also authorized the use of MVDDS in the DBS band.  MVDDS licenses were auctioned in 2004.  Despite regulatory provisions to protect DBS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS band will not interfere with our DBS operations and adversely affect our business.

International Satellite Competition and Interference.  DirecTV and Spectrum Five have obtained FCC authority to provide service to the United States from a Canadian DBS orbital slot, and EchoStar has obtained authority to provide service to the United States from both a Mexican and a Canadian DBS orbital slot.  Further, we have also received authority to do the same from a Canadian DBS orbital slot at 129 degrees and a Canadian FSS orbital slot at 118.7 degrees.  The possibility that the FCC will allow service to the U.S. from additional foreign slots may permit additional competition against us from other satellite providers.  It may also provide a means by which to increase our available satellite capacity in the United States.  In addition, a number of administrations, such as Great Britain and the Netherlands, have requested to add orbital locations serving the U.S. close to our licensed slots.  Such operations could cause harmful interference to our satellites and constrain our future operations.

Rules Relating to Broadcast Services.  The FCC imposes different rules for “subscription” and “broadcast” services.  We believe that because we offer a subscription programming service, we are not subject to many of the regulatory obligations imposed upon broadcast licensees.  However, we cannot be certain whether the FCC will find in the future that we must comply with regulatory obligations as a broadcast licensee, and certain parties have requested that we be treated as a broadcaster.  If the FCC determines that we are a broadcast licensee, it could require us to comply with all regulatory obligations imposed upon broadcast licensees, which in certain respects are subject to more burdensome regulation than subscription television service providers.

Public Interest Requirements.  The FCC imposes certain public interest obligations on our DBS licenses.  These obligations require us to set aside four percent of our channel capacity exclusively for noncommercial programming for which we must charge programmers below-cost rates and for which we may not impose additional charges on subscribers.  The Satellite Television Extension and Localism Act of 2010 (“STELA”) requires the FCC to decrease this set-aside to 3.5 percent for satellite carriers who provide retransmission of state public affairs networks in 15 states and are otherwise qualified.  The FCC, however, has not yet determined whether we qualify for this decrease in set-aside.  The obligation to provide noncommercial programming may displace programming for which we could earn commercial rates and could adversely affect our financial results.  We cannot be sure that, if the FCC were to review our methodology for processing public interest carriage requests, computing the channel capacity we must set aside or determining the rates that we charge public interest programmers, it would find them in compliance with the public interest requirements.

Separate Security, Plug and Play.  Cable companies are required by law to separate the security from the other functionality of their set-top boxes.  Set-top boxes used by DBS providers are not currently subject to such separate security requirement.  However, the FCC is considering a possible expansion of that requirement to DBS set-top boxes.  Also, the FCC has adopted the so-called “plug and play” standard for compatibility between digital television sets and cable systems.  That standard was developed through negotiations involving the cable and consumer electronics industries, but not us.  The FCC is considering various proposals to establish two-way digital cable “plug and play” rules.  That proceeding also asks about means to incorporate all pay-TV providers into its “plug and play” rules.  The cable industry and consumer electronics companies have reached a “tru2way” commercial arrangement to resolve many of the outstanding issues in this docket.  We cannot predict whether the FCC will impose rules on our DBS operations that are based on cable system architectures or the private cable/consumer electronics tru2way commercial arrangement.  Complying with the separate security and other “plug and play” requirements would require potentially costly modifications to our set-top boxes and operations.  We cannot predict the timing or outcome of this FCC proceeding.

Retransmission Consent.  The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act.  If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals.  While we have been able to reach retransmission consent agreements with most of these local network stations, there remain stations with which we have not been able to reach an agreement.  We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms (or at all) upon the expiration of our current retransmission consent agreements, some of which are short-term.  In recent years, national broadcasters have used their ownership of certain local broadcast stations to attempt to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations.  These requirements may place constraints on available capacity on our satellites for other programming.  Furthermore, the rates we are charged for retransmitting local channels have been increasing.  We may be unable to pass these increased programming costs on to our customers, which could have a material adverse effect on our financial condition and results of operations.

Digital HD Carry-One, Carry-All Requirement.  To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one, carry-all”).  The FCC has adopted digital carriage rules that require DBS providers to phase in carry-one, carry-all obligations with respect to the carriage of full-power broadcasters’ HD signals by February 2013 in markets in which DISH Network elects to provide local channels in HD.  In addition, STELA has imposed accelerated HD carriage requirements for noncommercial educational stations on DBS providers that do not have a certain contractual relationship with a certain number of such stations.  DISH Network has entered into an agreement with a number of PBS stations to comply with the requirements.  DISH Network has also challenged the constitutionality of this provision but has not prevailed in its effort to obtain temporary injunctive relief.  The carriage of additional HD signals on our DBS system could cause us to experience significant capacity constraints and prevent us from carrying additional popular national programs and/or carrying those national programs in HD.

In addition, there is a pending rulemaking before the FCC regarding whether to require DBS providers to carry all broadcast stations in a local market in both standard definition and HD if they carry any station in that market in both standard definition and HD.  If we were required to carry multiple versions of each broadcast station, we would have to dedicate more of our finite satellite capacity to each broadcast station.  We cannot predict the outcome or timing of that rulemaking process.

Distant Signals.  Pursuant to STELA, we have been able to obtain a waiver of a court injunction that previously prevented us from retransmitting certain distant network signals under a statutory copyright license.  Because of that waiver, we may once again provide distant network signals to eligible subscribers.  To qualify for that waiver, we are required to provide local service in all 210 local markets in the U.S. on an ongoing basis.  This condition poses a significant strain on our capacity.  Moreover, we may lose that waiver if we are found to have failed to provide local service in any of the 210 local markets.  If we lose the waiver, the injunction could be reinstated.  Furthermore, depending on the severity of the failure, we may also be subject to other sanctions, which may include, among other things, damages.  Our compliance with certain conditions for the waiver is subject to examination and review.

Dependence on Cable Act for Program Access.  We purchase a large percentage of our programming from cable-affiliated programmers.  The provisions of the Cable Act of 1992, as amended (“Cable Act”), prohibiting exclusive contracting practices with cable-affiliated programmers, were extended for another five-year period in September 2007.  Cable companies appealed the FCC’s decision, and while that decision was upheld by the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) in March 2010, that court indicated if the market continues to evolve, it is expected that the exclusivity prohibition may no longer be necessary.  Any change in the Cable Act and the FCC’s rules that permit the cable industry or cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on a cost-effective basis.  As a result, we may be limited in our ability to obtain access on nondiscriminatory terms to programming from programmers that are affiliated with cable system operators.  In the case of certain types of programming affiliated with Comcast, Time-Warner Cable, and Liberty, the terms of access to the programming are subject to arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  We cannot be sure that this procedure will result in favorable terms for us or that the FCC conditions that establish this procedure will be allowed to expire on their own terms.

In addition, affiliates of certain cable providers have denied us access to sports programming they feed to their cable systems terrestrially, rather than by satellite.  The FCC recently held that new denials of such service are unfair if they have the purpose or effect of significantly hindering us from providing programming to consumers.  However, we cannot be sure that we can prevail in a complaint related to such programming and gain access to it.  Our continuing failure to access such programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.

MDU Exclusivity.  The FCC has found that cable companies should not be permitted to have exclusive relationships with multiple dwelling units (e.g., apartment buildings).  In May 2009, the D.C. Circuit upheld the FCC’s decision.  While the FCC requested comments in November 2007 on whether DBS and Private Cable Operators (“PCOs”) should be prohibited from having similar relationships with multiple dwelling units, it has yet to make a formal decision.  If the cable exclusivity ban were to be extended to DBS providers, our ability to serve these types of buildings and communities would be adversely affected.  We cannot predict the timing or outcome of the FCC’s consideration of this proposal.

Net Neutrality.  The FCC has recently imposed rules of nondiscrimination and transparency upon wireline broadband providers.  While this decision provides certain protection from discrimination by wireline broadband providers against our distribution of video content via the Internet, it may still permit wireline broadband providers to provide certain services over their wireline broadband network that are not subject to these requirements.  Although the FCC imposed similar transparency requirements on wireless broadband providers, it declined to impose the same nondiscrimination rule.  Instead, wireless broadband Internet providers are prohibited from blocking websites and applications that compete with voice and video telephony services.  The FCC’s net neutrality rules have been challenged in federal court and could be overturned if those challenges are successful.  Furthermore, it is uncertain how these requirements may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these rules on our ability to distribute our video content via the Internet.

Comcast/NBC Universal Transaction.  Comcast and General Electric have joined their programming properties, including NBC, Bravo and many others, in a venture to be controlled by Comcast.  In January 2011, the transaction was approved by the FCC and the Department of Justice.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s recent order on network neutrality (even if that order is vacated by judicial or legislative action) and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  If Comcast does not license its affiliated content to us on fair and nondiscriminatory terms and conditions, we can seek arbitration and continue to carry such content while the arbitration is pending.  However, it is uncertain how these conditions may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.

The International Telecommunication Union

Our DBS system also must conform to the ITU broadcasting satellite service plan for Region 2 (which includes the United States).  If any of our operations are not consistent with this plan, the ITU will only provide authorization on a non-interference basis pending successful modification of the plan or the agreement of all affected administrations to the non-conforming operations.  Accordingly, unless and until the ITU modifies its broadcasting satellite service plan to include the technical parameters of DBS applicants’ operations, our satellites, along with those of other DBS operators, must not cause harmful electrical interference with other assignments that are in conformance with the plan.  Further, certain of our DBS satellites are not presently entitled to any protection from other satellites that are in conformance with the plan.

Export Control Regulation

The delivery of satellites and related technical information for the purpose of launch by foreign launch services providers is subject to strict export control and prior approval requirements.

PATENTS AND OTHER INTELLECTUAL PROPERTY

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services that we offer.  In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the patent claims.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.

We may not be aware of all intellectual property rights that our products or services may potentially infringe.  In addition, patent applications in the United States are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first) and, accordingly, our products may infringe claims contained in pending patent applications of which we are not aware.  Further, the process of determining definitively whether a claim of infringement is valid often involves expensive and protracted litigation, even if we are ultimately successful on the merits.

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

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations.  These include laws regulating air emissions, water discharge and waste management.  We attempt to maintain compliance with all such requirements.  We do not expect capital or other expenditures for environmental compliance to be material in 2011 or 2012.  Environmental requirements are complex, change frequently and have become more stringent over time.  Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

Following the Spin-off, we operate in only one reportable segment, the DISH Network segment, which provides a DBS subscription television service in the United States.

EMPLOYEES

We had approximately 22,000 employees at December 31, 2010, most of whom are located in the United States.  We generally consider relations with our employees to be good.

Approximately 64 employees in three of our field offices have voted to have a union represent them in contract negotiations.  While we are not currently a party to any collective bargaining agreements, we are currently negotiating collective bargaining agreements at these offices.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

(furnished in accordance with Item 401 (b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with DISH Network of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position

Charles W. Ergen	57	Chairman, President, Chief Executive Officer and Director
W. Erik Carlson	41	Executive Vice President, DNS and Service Operations
Thomas A. Cullen	51	Executive Vice President, Sales, Marketing and Programming
James DeFranco	58	Executive Vice President and Director
R. Stanton Dodge	43	Executive Vice President, General Counsel and Secretary
Bernard L. Han	46	Executive Vice President and Chief Operating Officer
Michael Kelly	49	Executive Vice President, Direct, Commercial and Advertising Sales
Roger J. Lynch	48	Executive Vice President, Advanced Technologies
Robert E. Olson	51	Executive Vice President and Chief Financial Officer
Stephen W. Wood	52	Executive Vice President, Human Resources

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

W. Erik Carlson.  Mr. Carlson has served as our Executive Vice President, DNS and Service Operations since February 2008 and is responsible for overseeing our residential and commercial installations, customer billing and equipment retrieval and refurbishment operations.  Mr. Carlson previously was Senior Vice President of Retail

Services, a position he held since mid-2006.  He joined DISH Network in 1995 and has held progressively larger operating roles over the years.

Thomas A. Cullen.  Mr. Cullen has served as our Executive Vice President, Sales, Marketing and Programming since April 2009.  Mr. Cullen served as our Executive Vice President, Corporate Development from December 2006 until April 2009.  Before joining DISH Network, Mr. Cullen served as President of TensorComm, a venture-backed wireless technology company.  From August 2003 to April 2005, Mr. Cullen was with Charter Communications Inc. (“Charter”), serving as Senior Vice President, Advanced Services and Business Development from August 2003 until he was promoted to Executive Vice President in August 2004.

James DeFranco.  Mr. DeFranco is one of our Executive Vice Presidents and has been one of our vice presidents and a member of the Board of Directors since our formation.  During the past five years he has held various executive officer and director positions with our subsidiaries.  Mr. DeFranco co-founded DISH Network with Charles W. Ergen and Cantey Ergen, in 1980.

R. Stanton Dodge.  Mr. Dodge has served as our Executive Vice President, General Counsel and Secretary of DISH Network since June 2007 and is responsible for legal and government affairs, human resources and corporate communication for DISH Network and its subsidiaries.  Mr. Dodge also serves as EchoStar’s Executive Vice President, General Counsel and Secretary and is responsible for all legal and government affairs for EchoStar and its subsidiaries pursuant to a management services agreement between DISH Network and EchoStar.  Since joining DISH Network in November 1996, he has held various positions of increasing responsibility in DISH Network’s legal department.

Bernard L. Han.  Mr. Han has served as our Executive Vice President and Chief Operating Officer since April 2009 and is in charge of operations, information technology, accounting and finance functions of DISH Network.  Mr. Han served as Executive Vice President and Chief Financial Officer of DISH Network from September 2006 until April 2009.  Mr. Han also served as EchoStar’s Executive Vice President and Chief Financial Officer from January 2008 to June 2010 pursuant to a management services agreement between DISH Network and EchoStar.  From October 2002 to May 2005, Mr. Han served as Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc.

Michael Kelly.  Mr. Kelly is currently the Executive Vice President, Direct, Commercial and Advertising Sales.  Mr. Kelly served as the Executive Vice President of DISH Network Service L.L.C. and Customer Service from February 2004 until December 2005.

Roger J. Lynch.  Mr. Lynch has served as our Executive Vice President, Advanced Technologies since November 2009.  Mr. Lynch also serves as Executive Vice President, Advanced Technologies at EchoStar.  Prior to joining DISH Network, Mr. Lynch served as Chairman and CEO of Video Networks International, Ltd., an IPTV technology company in the United Kingdom from 2002 until 2009.

Robert E. Olson.  Mr. Olson has served as our Executive Vice President and Chief Financial Officer since April 2009.  Mr. Olson was the Chief Financial Officer of Trane Commercial Systems, the largest operating division of American Standard, from April 2006 to August 2008.  From April 2003 to January 2006, Mr. Olson served as the Chief Financial Officer of AT&T’s Consumer Services division and later its Business Services division.

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

Item 1A.  RISK FACTORS

The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties that we are unaware of or that we currently believe to be immaterial may also become important factors that affect us.

If any of the following events occur, our business, financial condition or results of operations could be materially and adversely affected.

We face intense and increasing competition from satellite and cable television providers, telecommunications companies and providers of video content via the Internet, especially as the pay-TV industry matures, which may require us to increase subscriber acquisition and retention spending or accept lower subscriber acquisitions and higher subscriber churn.

Our business is focused on providing pay-TV services and we have traditionally competed against satellite and cable television providers, some of whom have greater financial, marketing and other resources than we do.  Many of these competitors offer video services bundled with broadband, telephony services, HD offerings, interactive services and video on demand services that consumers may find attractive.  Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater financial leverage and increase the availability of offerings from providers capable of bundling television, broadband and telephone services in competition with our services.  We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base we may be required to increase retention spending.

Competition has intensified in recent quarters as the pay-TV industry matures and the growth of video being delivered via the Internet and fiber-based pay-TV services offered by telecommunications companies such as Verizon and AT&T continues.  These fiber-based pay-TV services have significantly greater capacity, enabling the telecommunications companies to offer substantial HD programming content as well as bundled services.  In addition, the recent growth of video content being delivered via the Internet has made alternatives to traditional pay-TV services available to customers.  This increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber acquisitions and higher subscriber churn.

Competition from digital media companies that provide/facilitate the delivery of video content via the Internet, could materially adversely affect us.

Our business is focused on pay-TV services, and we face competition from providers of digital media, including those companies that offer online services distributing movies, television shows and other video programming.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services.  For example, online platforms that provide for the distribution and viewing of video programming compete with our pay-TV services.  These online platforms may cause our subscribers to disconnect our services.  In addition, even if our subscribers do not disconnect our services, they may purchase a certain portion of the services that they would have historically purchased from us through these online platforms, such as pay per view movies, resulting in less revenue to us.  Some of these companies have greater financial, marketing and other resources than we do.  In particular, programming offered over the Internet has become more prevalent as the speed and quality of broadband and wireless networks have improved.  In addition, consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  These technological advancements and changes in consumer behavior with regard to the means by which they obtain video content could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.

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

In June 2009, the United States District Court granted Tivo’s motion for contempt finding that our next-generation DVRs continue to infringe Tivo’s intellectual property and awarded Tivo an additional $103 million in supplemental damages and interest for the period from September 2006 through April 2008.  In September 2009, the District Court partially granted Tivo’s motion for contempt sanctions.  In partially granting Tivo’s motion for contempt sanctions, the District Court awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month).  By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million (the enforcement of the award has been stayed by the District Court pending DISH Network’s appeal of the underlying June 2009 contempt order).  As previously disclosed, we increased our accrual for the Tivo litigation to reflect both the supplemental damages award for the period September 2006 to April 2008 and for the estimated cost of alleged software infringement for the period from April 2008 through June 2009.

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

If we do not improve our operational performance and customer satisfaction, our gross new subscriber additions may decrease and our subscriber churn may increase.

If we are unable to improve our operational performance and customer satisfaction, we may experience a decrease in gross new subscriber additions and an increase in churn, which could have a material adverse effect on our business, financial condition and results of operations.  To address our operational inefficiencies, we need to continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run.  We cannot, however, be certain that our spending will ultimately be successful in addressing our operational inefficiencies.  In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and levels of spending.  While we believe that these costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.

If DISH Network gross new subscriber additions decrease, or if subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

We have not always met and may continue to fail to meet our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third party retailers and installers to provide high-quality service.

Most of these factors have affected both gross new subscriber additions as well as existing subscriber churn.  Our future gross new subscriber additions and subscriber churn may continue to be negatively impacted by these factors, which could in turn adversely affect our revenue growth and results of operations.

We may incur increased costs to acquire new and retain existing subscribers.  Our subscriber acquisition costs could increase as a result of increased spending for advertising and the installation of more HD and DVR receivers, which are generally more expensive than other receivers.  Meanwhile, retention costs may be driven higher by a faster rate of upgrading existing subscribers’ equipment to HD and DVR receivers.  Additionally, certain of our promotions, including, among others, pay-in-advance, allow consumers with relatively lower credit scores to become subscribers.  These subscribers typically churn at a higher rate.

Our subscriber acquisition costs and our subscriber retention costs can vary significantly from period to period and can cause material variability to our net income (loss) and free cash flow.  Any material increase in subscriber acquisition or retention costs from current levels could have a material adverse effect on our business, financial position and results of operations.

Economic weakness, including higher unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

A substantial majority of our revenue comes from residential customers whose spending patterns may be affected by sustained economic weakness and uncertainty.  Economic weakness and uncertainty persisted during 2010.  Our ability to grow or maintain our business may be adversely affected by sustained economic weakness and uncertainty, including the effect of wavering consumer confidence, high unemployment and other factors that may adversely affect the pay-TV industry.  In particular, economic weakness and uncertainty could result in the following:

•                  Fewer gross new subscriber additions and increased churn.  We could face fewer gross new subscriber additions and increased churn due to, among other things:  (i) the sustained weak housing market in the United States combined with lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of retailers, who generate a significant portion of our new subscribers, because many of them are small businesses that are more susceptible to the negative effects of economic weakness.  In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to sustained economic weakness, including, among others, our pay-in-advance subscribers.

•                  Lower average monthly revenue per subscriber (“ARPU”).  Our ARPU could be negatively impacted by more aggressive introductory offers by our competitors and the growth of video content being delivered via the Internet.  Furthermore, due to lower levels of disposable income, our customers may downgrade to lower cost programming packages, elect not to purchase premium services or pay per view movies or may disconnect our services and choose to replace them with less expensive alternatives such as video content delivered via the Internet, including, among others, video on demand.

•                  Higher subscriber acquisition and retention costs.  Our profits may be adversely affected by increased subscriber acquisition and retention costs necessary to attract and retain subscribers during a period of economic weakness.

Programming expenses are increasing and could adversely affect our future financial condition and results of operations.

Our programming costs currently represent the largest component of our total expense and we expect these costs to continue to increase.  The pay-TV industry has continued to experience an increase in the cost of programming, especially local broadcast channels and sports programming.  Our ability to compete successfully will depend on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.

When offering new programming, or upon expiration of existing contracts, programming suppliers have historically attempted to increase the rates they charge us for programming.  We expect this practice to continue, which, if successful, would increase our programming costs.  As a result, our margins may face further pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.

In addition, increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn cause our existing subscribers to disconnect our service or cause potential new subscribers to choose not to subscribe to our service.  Therefore, we may be unable to pass increased programming costs on to our customers, which could have a material adverse effect on our financial condition and results of operations.

We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our gross new subscriber additions may decline and subscriber churn may increase.

We depend on third parties to provide us with programming services.  Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal and cancellation provisions.  We may not be able to renew these agreements on favorable terms or at all, and these agreements may be canceled prior to expiration of their original term.  Certain programmers have, in the past, temporarily limited our access to their programming.  For example, during the fourth quarter of 2010, our gross subscriber activations and subscriber churn were negatively impacted as a result of multiple programming interruptions related to contract disputes with several content providers.  If we are unable to renew any of these agreements or the other parties cancel the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In addition, loss of access to programming could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross subscriber additions and subscriber churn rate.

We may be required to make substantial additional investments to maintain competitive programming offerings.

We believe that the availability and extent of HD programming continues to be a significant factor in consumers’ choice among pay-TV providers.  Other pay-TV providers may have more successfully marketed and promoted their HD programming packages and may also be better equipped and have greater resources to increase their HD offerings to respond to increasing consumer demand for this content.  In addition, even though it remains a small portion of the market, consumer demand for 3D televisions and programming will likely increase in the future.  We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver additional programming, and there can be no assurance that we will be able to compete effectively with programming offerings from other pay-TV providers.

Technology in our industry changes rapidly and could cause our services and products to become obsolete.  We may have to upgrade or replace subscriber equipment and make substantial investments in our infrastructure to remain competitive.

Technology in the pay-TV industry changes rapidly as new technologies are developed, which could cause our services and products to become obsolete.  Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services on a timely basis and to reduce costs of our existing products and services.  We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner.  The success of new product development depends on many factors, including proper identification of customer need, cost, timely completion and introduction, differentiation from offerings of competitors and market acceptance.  New technologies could also create new competitors for us.  For instance, we face increasing consumer demand for the delivery of digital video services via the Internet, including providing TV Everywhere.  We expect to continue to face increased threats from companies who use the Internet to deliver digital video services as the speed and quality of broadband and wireless networks continues to improve.

We and our suppliers may not be able to keep pace with technological developments.  If the new technologies on which we intend to focus our research and development investments fail to achieve acceptance in the marketplace, our competitive position could be negatively impacted causing a reduction in our revenues and earnings.  We may also be at a competitive disadvantage in developing and introducing complex new products and technologies because of the substantial costs we may incur in making these products or technologies available across our installed base of over 14 million subscribers.  For example, our competitors could use proprietary technologies that are perceived by the market as being superior.  Further, after we have incurred substantial costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to it being widely adopted.  In addition, delays in the delivery of components or other unforeseen problems associated with our technology may occur that could materially and adversely affect our ability to generate revenue, offer new services and remain competitive.

Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees.  We rely on EchoStar to design and develop set-top boxes with advanced features and functionality and solutions for providing digital video services via the Internet.  If EchoStar is unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected.

In addition, our competitive position depends in part on our ability to offer new subscribers and upgrade existing subscribers with more advanced equipment, such as receivers with DVR and HD technology and by otherwise making additional infrastructure investments, such as those related to our information technology and call centers.  Furthermore, the continued demand for HD programming continues to require investments in additional satellite capacity.  We may not be able to pass on to our subscribers the entire cost of these upgrades and infrastructure investments.

Increased distribution of video content via the Internet could expose us to regulatory risk.

As a result of recent updates to certain of our programming agreements which allow us to, among other things, deliver certain authenticated content via the Internet, we are increasingly distributing content to our subscribers via the Internet.  The ability to continue this strategy may depend in part on the FCC’s success in implementing rules prohibiting discrimination of content that is distributed over the networks owned by broadband and wireless Internet providers.  For more information, see “Item 1.  Business — Government Regulations — FCC Regulations under the Communications Act — Net Neutrality” of this Annual Report on Form 10-K.

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services.  Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could have an adverse effect on our results of operations.  Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our business.  Moreover, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms, our business, financial position and results of operations could be adversely affected.

Any failure or inadequacy of our information technology infrastructure could harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) are important to the operation of our current business, which would suffer in the event of system failures.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.  For example, during 2011, we expect to begin implementing new interactive voice response, scheduling of in-home service and customer care systems.  During 2011, we also plan to begin development and testing of a new billing system that is likely to be installed in 2012.  We are relying on third parties for developing key components of these systems and ongoing service after their implementation.  Third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control.  Interruption, failure and/or delay in transitioning to any of these new systems could disrupt our operations and damage our reputation thus adversely impacting our ability to provide our services, retain our current subscribers and attract new subscribers.  As a result, an unsuccessful transition to these new systems could have a material adverse effect on our business, financial condition and results of operations.

In addition, although we take protective measures and endeavor to modify them as circumstances warrant, our information technology hardware and software infrastructure may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact.  If one or more of such events occur, this potentially could jeopardize our customer and other information processed and stored in, and transmitted through, our information technology hardware and software infrastructure, or otherwise cause interruptions or malfunctions in our operations, which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses.

We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

We may need to raise additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business, construct and launch new satellites, and to pursue acquisitions and other strategic transactions.

Furthermore, weakness in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders.  In addition, sustained economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund these investments, capital expenditures, acquisitions and other strategic transactions.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

If Voom prevails in its breach of contract suit against us, we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.

In January 2008, Voom HD Holdings (“Voom”) filed a  lawsuit  against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service. At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.    The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal. Voom is claiming over $2.5 billion in damages.  If we are unsuccessful in our suit with Voom, we may be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.

A portion of our investment portfolio is invested in securities that have experienced limited or no liquidity and may not be immediately accessible to support our financing needs.

A portion of our investment portfolio is invested in auction rate securities, mortgage backed securities, and strategic investments, and as a result a portion of our portfolio has restricted liquidity.  Liquidity in the markets for these investments has been adversely impacted.  If the credit ratings of these securities deteriorate or the lack of liquidity in the marketplace continues, we may be required to record impairment charges.  Moreover, the sustained uncertainty of domestic and global financial markets has greatly affected the volatility and value of our marketable investment securities.  To the extent we require access to funds, we may need to sell these securities under unfavorable market conditions, record further impairment charges and fall short of our financing needs.

We rely on EchoStar to design and develop all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations.  In addition, EchoStar is a key supplier of transponder capacity and related services to us.  Our digital set-top box purchases are made and digital broadcast operations are received pursuant to contracts that generally expire on January 1, 2012.  EchoStar has no obligation to supply digital set-top boxes or digital broadcast operations to us after that date.  We may be unable to renew agreements for digital set-top boxes or digital broadcast operations with EchoStar on acceptable terms or at all.  Equipment, transponder leasing and digital broadcast operation costs may increase beyond our current expectations.  EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain transponder capacity and digital broadcast operations and other services from third parties, could affect our subscriber acquisition and churn and cause related revenue to decline.

Furthermore, due to the lack of compatibility of our infrastructure with the set-top boxes of a provider other than EchoStar, any transition to a new supplier of set-top boxes could take a significant period of time to complete, cause us to incur significant costs and negatively affect our gross new subscriber additions and subscriber churn.  For example, the proprietary nature of the Sling technology and certain other technology used in EchoStar’s set-top boxes may significantly limit our ability to obtain set-top boxes with the same or similar features from any other provider of set-top boxes.

If we were to switch to another provider of set-top boxes, we may have to implement additional infrastructure to support the set-top boxes purchased from such new provider, which could significantly increase our costs.  In addition, differences in, among other things, the user interface between set-top boxes provided by EchoStar and those of any other provider could cause subscriber confusion, which could increase our costs and have a material adverse effect on our gross new subscriber additions and subscriber churn.  Furthermore, switching to a new provider of set-top boxes may cause a reduction in our supply of set-top boxes and thus delay our ability to ship set-top boxes, which could have a material adverse effect on our gross new subscriber additions and subscriber churn rate.

We rely on one or a limited number of vendors, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

We have contracted with a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices.  Our dependence on these vendors makes our operations vulnerable to such third parties’ failure to perform adequately.  In addition, we have historically relied on a single source for certain items.  If these vendors are unable to meet our needs because they are no longer in business, they are experiencing shortages or they discontinue a certain product or service we need, our business, financial position and results of operations may be adversely affected.  Our inability to develop alternative sources quickly and on a cost-effective basis could materially impair our ability to timely deliver our products to our subscribers or operate our business.  Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could cause us to make substantial additional investments.

Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

Increases in theft of our signal or our competitors’ signals could, in addition to reducing new subscriber activations, also cause subscriber churn to increase.  We use microchips embedded in credit card-sized cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content (“Security Access Devices”).

Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult.  It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft.  During 2009, we completed the replacement of our Security Access Devices and re-secured our system.  We expect additional future replacements of these devices will be necessary to keep our system secure.  We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

We are also vulnerable to other forms of fraud.  While we are addressing certain fraud through a number of actions, including terminating retailers that we believe were in violation of DISH Network’s business rules, there can be no assurance that we will not continue to experience fraud which could impact our subscriber growth and churn.  Sustained economic weakness may create greater incentive for signal theft and other forms of fraud, which could lead to higher subscriber churn and reduced revenue.

We depend on third parties to solicit orders for DISH Network services that represent a significant percentage of our total gross subscriber acquisitions.

Most of our retailers are not exclusive to us and may favor our competitors’ products and services over ours based on the relative financial arrangements associated with selling our products and those of our competitors.  Furthermore, most of these retailers are significantly smaller than we are and may be more susceptible to sustained economic weaknesses that make it more difficult for them to operate profitably.  Because our retailers receive most of their incentive value at activation and not over an extended period of time, our interests in obtaining and retaining subscribers through good customer service may not always be aligned with our retailers.  It may be difficult to better align our interests with our resellers’ because of their capital and liquidity constraints.  Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

Our competitors may be able to leverage their relationships with programmers so that they are able to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.

The cost of programming represents the largest percentage of our overall costs.  Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers.  Unlike our larger cable and satellite competitors, we have not made significant investments in programming providers.  For example, Comcast and General Electric have joined their programming properties, including NBC, Bravo and many others that are available in the majority of our programming packages, in a venture to be controlled by Comcast.  This transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to their programming networks on nondiscriminatory and fair terms, or at all.  The transaction was approved by the FCC and the Department of Justice in January 2011.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s recent order on network neutrality (even if that order is vacated by judicial or legislative action) and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  If Comcast does not license its affiliated content to us on fair and nondiscriminatory terms and conditions, we can seek arbitration and continue to carry such content while the arbitration is pending.  However, it is uncertain how these conditions may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.

We depend on the Cable Act for access to programming from cable-affiliate programmers at cost-effective rates.

We purchase a large percentage of our programming from cable-affiliated programmers.  The provisions of the Cable Act prohibiting exclusive contracting practices with cable-affiliated programmers were extended for another five-year period in September 2007.  Cable companies appealed the FCC’s decision, and while that decision was upheld by the D.C. Circuit in March 2010, that court indicated if the market continues to evolve, it is expected that the exclusivity prohibition may no longer be necessary.  Any change in the Cable Act and the FCC’s rules that permit the cable industry or cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on a cost-effective basis.  As a result, we may be limited in our ability to obtain access on nondiscriminatory terms to programming from programmers that are affiliated with cable system operators.  In the case of certain types of programming affiliated with Comcast, Time-Warner Cable, and Liberty, the terms of access to the programming are subject to arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  We cannot be sure that this procedure will result in favorable terms for us or that the FCC conditions that establish this procedure will be allowed to expire on their own terms.

In addition, affiliates of certain cable providers have denied us access to sports programming they feed to their cable systems terrestrially, rather than by satellite.  The FCC recently held that new denials of such service are unfair if they have the purpose or effect of significantly hindering us from providing programming to consumers.  However, we cannot be sure that we can prevail in a complaint related to such programming, and gain access to it.  Our continuing failure to access such programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.

We face increasing competition from other distributors of foreign language programming that may limit our ability to maintain our foreign language programming subscriber base.

We face increasing competition from other distributors of foreign language programming, including programming distributed over the Internet.  There can be no assurance that we will maintain subscribers in our foreign language programming services.  In addition, the increasing availability of foreign language programming from our competitors, which in certain cases has resulted from our inability to renew programming agreements on an exclusive basis or at all, could contribute to an increase in our subscriber churn.  Our agreements with distributors of foreign language programming have varying expiration dates, and some agreements are on a month-to-month basis.  There can be no assurance that we will be able to grow or maintain our foreign language programming subscriber base.

Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consents at acceptable rates from local network stations.

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network station that do not elect “must carry” status, as required by the Communications Act.  If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals.  While we have been able to reach retransmission consent agreements with most of these local network stations, there remain stations with which we have not been able to reach an agreement.  We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms (or at all) upon the expiration of our current retransmission consent agreements, some of which are short-term.  In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations.  These requirements may place constraints on available capacity on our satellites for other programming.  Furthermore, the rates we are charged for retransmitting local channels have been increasing.  We may be unable to pass these increased programming costs on to our customers, which could have a material adverse effect on our financial condition and results of operations.

The injunction against our retransmission of distant networks, currently waived, may be reinstated.

Pursuant to STELA, we have been able to obtain a waiver of a court injunction that previously prevented us from retransmitting certain distant network signals under a statutory copyright license.  Because of that waiver, we may once again provide distant network signals to eligible subscribers.  To qualify for that waiver, we are required to provide local service in all 210 local markets in the U.S. on an ongoing basis.  This condition poses a significant strain on our capacity.  Moreover, we may lose that waiver if we are found to have failed to provide local service in any of the 210 local markets.  If we lose the waiver, the injunction could be reinstated.  Furthermore, depending on the severity of the failure, we may also be subject to other sanctions, which may include, among other things, damages.  Our compliance with certain conditions for the waiver is subject to examination and review.

We are subject to significant regulatory oversight and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, which could adversely affect our business.

DBS operators are subject to significant government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.  If we become subject to new regulations or legislation or new interpretations of existing regulations or legislation that govern Internet network neutrality, we may be required to incur additional expenses or alter our business model.  The manner in which legislation governing Internet network neutrality may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.  You should review the regulatory disclosures under the caption “Item 1.  Business — Government Regulation — FCC Regulation under the Communication Act” of this Annual Report on Form 10-K.

We have made a substantial investment in certain 700 MHz wireless licenses and will be required to make significant additional investments or partner with others to commercialize these licenses.

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

As of December 31, 2010, our total debt, including the debt of our subsidiaries, was $6.515 billion.  Our debt levels could have significant consequences, including:

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

We have limited owned and leased satellite capacity and failures or reduced capacity could adversely affect our business.

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

In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite, any of which could have a material adverse effect on our business, financial condition and results of operations.  Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive.  A relocation would require FCC approval and, among other things, a showing to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite.  We cannot be certain that we could obtain such FCC approval.  If we choose to use a satellite in this manner, this use could adversely affect our ability to meet the operation deadlines associated with our authorizations.  Failure to meet those deadlines could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.

Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

Construction and launch risks.  A key component of our business strategy is our ability to expand our offering of new programming and services, including increased local and HD programming.  To accomplish this goal, we need to construct and launch satellites.  Satellite construction and launch is subject to significant risks, including construction and launch delays, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the recent past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Significant construction or launch delays could materially and adversely affect our ability to generate revenues.  If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could have a material adverse effect on our ability to generate revenues and fund future satellite procurement and launch opportunities.

In addition, the occurrence of future launch failures may delay the deployment of our satellites and materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all.  Please see further discussion under the caption “We generally do not have commercial insurance coverage on the satellites we use and could face significant impairment charges if one of our satellites fails” below.

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

Environmental risks.  Meteoroid events pose a potential threat to all in-orbit satellites.  The probability that meteoroids will damage those satellites increases significantly when the Earth passes through the particulate stream left behind by comets.  Occasionally, increased solar activity also poses a potential threat to all in-orbit satellites.

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

We generally do not have commercial insurance coverage on the satellites we use and could face significant impairment charges if one of our satellites fails.

Generally, we do not carry launch or in-orbit insurance on the satellites we use.  We currently do not carry in-orbit insurance on any of our satellites and generally do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  If one or more of our in-orbit satellites fail, we could be required to record significant impairment charges.

We may have potential conflicts of interest with EchoStar due to our common ownership and management.

Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between EchoStar and us could arise include, but are not limited to, the following:

•                  Cross officerships, directorships and stock ownership.  We have significant overlap in directors and executive officers with EchoStar, which may lead to conflicting interests.  Two of our officers provide management services to EchoStar pursuant to a management services agreement between EchoStar and us and two executive officers are employees of both us and EchoStar.  These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  Furthermore, our Board of Directors and executive officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and us.  The executive officers and the members of our Board of Directors who overlap with EchoStar have fiduciary duties to EchoStar’s shareholders.  For example, there is the potential for a conflict of interest when we or EchoStar look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, certain of our directors and officers own EchoStar stock and options to purchase EchoStar stock, which they acquired or were granted prior to the Spin-off of EchoStar from us, including Mr. Ergen, who owns approximately 43.8% of the total equity (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and controls approximately 56.0% of the voting power of EchoStar.  Mr. Ergen’s beneficial ownership of EchoStar excludes 18,900,405 shares of its Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 33.5% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 36.7% of EchoStar’s total voting power. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for us and EchoStar.

•                Intercompany agreements related to the Spin-off.  We have entered into certain agreements with EchoStar pursuant to which we provide EchoStar with certain management, administrative, accounting, tax, legal and other services, for which EchoStar pays us our cost plus a fixed margin.  In addition, we have entered into a number of intercompany agreements covering matters such as tax sharing and EchoStar’s responsibility for certain liabilities previously undertaken by us for certain of EchoStar’s businesses.  We have also entered into certain commercial agreements with EchoStar pursuant to which EchoStar, among other things, sells set-top boxes and related equipment to us at specified prices.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of us and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and us under the separation and other intercompany agreements we entered into with EchoStar in connection with the Spin-off of EchoStar may have been different if agreed to by two unaffiliated parties.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us.  In addition, conflicts could arise between us and EchoStar in the interpretation or any extension or renegotiation of these existing agreements.

•                Additional intercompany transactions.  EchoStar or its affiliates have and will continue to enter into transactions with us or our subsidiaries or other affiliates.  Although the terms of any such transactions will be established based upon negotiations between EchoStar and us and, when appropriate, subject to the approval of a committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained between unaffiliated parties.

•                Business opportunities.  We have retained interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar.  We may also compete with EchoStar when we participate in auctions for spectrum or orbital slots for our satellites.  In addition, EchoStar may in the future use its satellites, uplink and transmission assets to compete directly against us in the subscription television business.

We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

We also do not have any agreements with EchoStar that would prevent either company from competing with the other.

We rely on key personnel and the loss of their services may negatively affect our businesses.

We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman, President and Chief Executive Officer and certain other executives.  The loss of Mr. Ergen or of certain other key executives could have a material adverse effect on our business, financial condition and results of operations.  Although all of our executives have executed agreements limiting their ability to work for or consult with competitors if they leave us, we do not have employment agreements with any of them.  Pursuant to a management services agreement with EchoStar entered into at the time of the Spin-off, two of our officers provide services to EchoStar.  In addition, Roger J. Lynch also serves as Executive Vice President, Advanced Technologies of EchoStar.  To the extent Mr. Lynch and such other officers are performing services for EchoStar, this may divert their time and attention away from our business and may therefore adversely affect our business.

We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.  Please see further discussion under Item 1. Business — Patents and Trademarks of this Annual Report on Form 10-K.

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

If the FCC were to cancel, revoke, suspend, restrict, significantly condition, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses, it could have a material adverse effect on our business, financial condition and results of operations.  Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services available to our subscribers.  The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum.  In addition, Congress often considers and enacts legislation that affects us and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing.  We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

We are subject to digital HD “carry-one, carry-all” requirements that cause capacity constraints.

To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one, carry-all”).  The FCC has adopted digital carriage rules that require DBS providers to phase in carry-one, carry-all obligations with respect to the carriage of full-power broadcasters’ HD signals by February 2013 in markets in which DISH Network elects to provide local channels in HD.  In addition, STELA has imposed accelerated HD carriage requirements for noncommercial educational stations on DBS providers that do not have a certain contractual relationship with a certain number of such stations.  DISH Network has entered into an agreement with a number of PBS stations to comply with the requirements.  DISH Network has also challenged the constitutionality of this provision but has not prevailed in its effort to obtain temporary injunctive relief.  The carriage of additional HD signals on our DBS system could cause us to experience significant capacity constraints and prevent us from carrying additional popular national programs and/or carrying those national programs in HD.

In addition, there is a pending rulemaking before the FCC regarding whether to require DBS providers to carry all broadcast stations in a local market in both standard definition and HD if they carry any station in that market in both standard definition and HD.  If we were required to carry multiple versions of each broadcast station, we would have to dedicate more of our finite satellite capacity to each broadcast station.  We cannot predict the outcome or timing of that rulemaking process.

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure.

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

Charles W. Ergen, our Chairman, President and Chief Executive Officer, currently beneficially owns approximately 53.6% of our total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and possesses approximately 90.5% of the total voting power.  Mr. Ergen’s beneficial ownership of shares of Class A Common Stock excludes 4,245,151 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 2.0% of our total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 1.6% of the total voting power.  Through his voting power, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

There can be no assurance that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.  If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.            UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

The following table sets forth certain information concerning our principal properties, all of which are used by DISH Network, our only business segment.

Leased From
Description/Use/Location	Owned	EchoStar (1)	Other Third Party
Corporate headquarters, Englewood, Colorado		X
Customer call center and general offices, Pine Brook, New Jersey			X
Customer call center and general offices, Tulsa, Oklahoma			X
Customer call center, Alvin, Texas			X
Customer call center, Bluefield, West Virginia	X
Customer call center, Christiansburg, Virginia	X
Customer call center, College Point, New York			X
Customer call center, Harlingen, Texas	X
Customer call center, Hilliard, Ohio			X
Customer call center, Littleton, Colorado		X
Customer call center, Phoenix, Arizona			X
Customer call center, Thornton, Colorado	X
Customer call center, warehouse and service center, El Paso, Texas	X
Service center, Englewood, Colorado		X
Service center, Spartanburg, South Carolina			X
Warehouse and distribution center, Denver, Colorado			X
Warehouse and distribution center, Sacramento, California	X
Warehouse, Denver, Colorado	X
Warehouse, distribution and service center, Atlanta, Georgia			X

(1)        See Note 17 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of our Related Party Agreements.

In addition to the principal properties listed above, we operate several DISH Network service centers strategically located in regions throughout the United States.  Furthermore, we own or lease capacity on 13 satellites which are a major component of our DISH Network DBS System.  See further discussion under “Item 1. Business — Satellites” in this Annual Report on Form 10-K.

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

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California.  The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants.  Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The suit alleges infringement of United States Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702, which relate to certain systems and methods for transmission of digital data.  On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice.  On October 8, 2010, the Federal Circuit Court of Appeals affirmed the dismissal.  Acacia may no longer appeal this dismissal since their time to seek en banc review with the Federal Circuit Court of Appeals or petition the United States Supreme Court for certiorari has now expired.

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado.  Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent).  The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data.  The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards.  Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

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

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family.  ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements.  We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  We appealed the partial grant of ESPN’s motion to the New York State Supreme Court, Appellate Division, First Department.  After the partial grant of ESPN’s motion, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $65 million under the applicable affiliation agreement.  There can be no assurance that ESPN will not seek, and that the New York State Supreme Court, Appellate Division, First Department will not award a higher amount.  On December 29, 2010, the New York State Supreme Court, Appellate Division, First Department affirmed the partial grant of ESPN’s motion on the counterclaim.  However, it did not rule on the amount that we owe ESPN pursuant to its counterclaim.  The appellate court will determine this amount as part of a separate proceeding.  For the year ended December 31, 2010, we recorded $42 million as a “Litigation accrual” on our Consolidated Balance Sheets and in “Litigation expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss), which reflects our estimated exposure for ESPN’s counterclaim. We intend to vigorously prosecute and defend this case.

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

During 2006, we and EchoStar, together with NagraStar L.L.C., filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent.  Finisar brought counterclaims against us, EchoStar and NagraStar alleging that we infringed the ‘505 patent.  During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial.  On remand, the District Court granted summary judgment in favor of DirecTV and during January 2010, the Federal Circuit affirmed the District Court’s grant of summary judgment, and dismissed the action with prejudice.  Finisar then agreed to dismiss its counterclaims against us, EchoStar and NagraStar without prejudice.  We also agreed to dismiss our Declaratory Judgment action without prejudice.

Ganas L.L.C.

During August 2010, Ganas, L.L.C. (“Ganas”) filed suit against DISH DBS Corporation, our indirect wholly owned subsidiary, Sabre Holdings Corporation, SAP America, Inc., SAS Institute Inc., Scottrade, Inc., TD Ameritrade, Inc., The Charles Schwab Corporation, Tivo Inc., Unicoi Systems Inc., Xerox Corporation, Adobe Systems Inc., AOL Inc., Apple Inc., Axibase Corporation, DirecTV, E*Trade Securities L.L.C., Exinda Networks, Fidelity Brokerage Services L.L.C., Firstrade Securities Inc., Hewlett-Packard Company, iControl Inc., International Business Machines Corporation and JPMorgan Chase & Co. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos.  7,136,913, 7,325,053, and 7,734,756.  The patents relate to hypertext transfer protocol and simple object access protocol.  Ganas is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Olympic Developments

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against us, Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs requested that the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation.  On September 20, 2010, we agreed to a settlement of both lawsuits that provides, among other things, for mutual releases of the claims underlying the litigation, payment by us of up to $60 million, and the option for certain class members to elect to reinstate certain monthly incentive payments, which the parties agreed have an aggregate maximum value of $23 million. We cannot predict with any degree of certainty how many class members will elect to reinstate these monthly incentive payments. As a result, we recorded $60 million as a “Litigation accrual” on our Consolidated Balance Sheets and in “Litigation expense” for the year ended December 31, 2010 on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On February 9, 2011, the court granted final approval of the settlement; however, our payment of the settlement amount is still subject to the satisfaction of certain conditions, including the lapse of all applicable appeal periods.

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against DISH Network L.L.C., our indirect wholly owned subsidiary, and EchoStar in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398. Suomen is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunication network.

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

Technology Development Licensing

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features. TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.

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

Tivo Inc.

During January 2008, the United States Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. As of September 2008, we had recorded a total accrual of $132 million on our Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages through September 2006 and pre-judgment interest awarded by the Texas court, together with the estimated cost of potential further software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to entry of the judgment. In its January 2008 decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” and upheld the award of damages from the District Court. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million accrual was released from an escrow account to Tivo.

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

The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions. Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges we made from subscribers using DVRs. We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction. We also challenged Tivo’s calculation of profits. On September 4, 2009, the District Court partially granted Tivo’s motion for contempt sanctions and awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million. The District Court also awarded Tivo its attorneys’ fees and costs incurred during the contempt proceedings. Enforcement of these awards has been stayed by the District Court pending resolution of our appeal of the underlying June 2009 contempt order. On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys’ fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million. During the year ended December 31, 2009, we increased our total accrual by $361 million to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement (including contempt sanctions for the period from April 2008 through June 2009) for the period from April 2008 through December 2009 plus interest. During the years ended December 31, 2010 and 2009, we recorded $124 million and $361 million, respectively, of “Litigation expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the year ended December 31, 2008, we did not record any litigation expense related to this case. Our total accrual at December 31, 2010 was $517 million and is included in “Litigation accrual” on our Consolidated Balance Sheets.

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

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals. On March 4, 2010, the Federal Circuit affirmed the District Court’s contempt order in a 2-1 decision. On May 14, 2010, our petition for en banc review of that decision by the full Federal Circuit was granted and the opinion of the three-judge panel was vacated. Oral argument occurred on November 9, 2010. There can be no assurance that the full Federal Circuit will reverse the decision of the three-judge panel. Tivo has stated that it will seek additional damages for the period from June 2009 to the present. Although we have accrued our best estimate of damages, contempt sanctions and interest through December 31, 2010, there can be no assurance that Tivo will not seek, and that the court will not award, an amount that exceeds our accrual.

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

Voom

In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service. At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.    The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal. Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information. Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “DISH.” The high and low closing sale prices of our Class A common stock during 2010 and 2009 on the Nasdaq Global Select Market (as reported by Nasdaq) are set forth below. The sales prices of our Class A common stock reported below are not adjusted to reflect the dividend paid on December 2, 2009, discussed below.

2010	High	Low
First Quarter	$21.80	$17.75
Second Quarter	23.15	18.15
Third Quarter	20.84	17.44
Fourth Quarter	20.81	17.97

2009	High	Low
First Quarter	$13.91	$9.07
Second Quarter	17.92	11.54
Third Quarter	19.30	14.50
Fourth Quarter	22.15	17.28

As of February 14, 2011, there were approximately 10,715 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of February 14, 2011, 234,190,057 of the 238,435,208 outstanding shares of our Class B common stock were held by Charles W. Ergen, our Chairman, President and Chief Executive Officer and the remaining 4,245,151 were held in trusts established by Mr. Ergen for the benefit of his family. There is currently no trading market for our Class B common stock.

Dividend. On December 2, 2009, we paid a cash dividend of $2.00 per share, or approximately $894 million, on our outstanding Class A and Class B common stock to shareholders of record at the close of business on November 20, 2009.

While we currently do not intend to declare additional dividends on our common stock, we may elect to do so from time to time. Payment of any future dividends will depend upon our earnings and capital requirements, restrictions in our debt facilities, and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support future growth and expansion although we expect to repurchases shares of our common stock from time to time. See further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2010 through December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
October 1, 2010 - October 31, 2010	—	$—	—	$893,317
November 1, 2010	—	$—	—	$893,317
November 2, 2010 - November 30, 2010	—	$—	—	$1,000,000
December 1, 2010 - December 31, 2010	21,974	$18.01	21,974	$999,604
Total	21,974	$18.01	21,974	$999,604

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

Item 6.        SELECTED FINANCIAL DATA

The selected consolidated financial data as of and for each of the five years ended December 31, 2010 have been derived from, and are qualified by reference to our Consolidated Financial Statements. Certain prior year amounts have been reclassified to conform to the current year presentation. See further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Explanation of Key Metrics and Other Items” in this Annual Report on Form 10-K. This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2010, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	As of December 31,
Balance Sheet Data	2010	2009	2008	2007	2006
	(In thousands)
Cash, cash equivalents and current marketable investment securities	$2,940,377	$2,139,336	$559,132	$2,788,196	$3,032,570
Total assets	9,632,153	8,295,343	6,460,047	10,086,529	9,768,696
Long-term debt and capital lease obligations (including current portion)	6,514,936	6,496,564	5,007,756	6,125,704	6,967,321
Total stockholders’ equity (deficit)	(1,133,443)	(2,091,688)	(1,949,106)	639,989	(219,383)

	For the Years Ended December 31,
Statements of Operations Data	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Total revenue	$12,640,744	$11,664,151	$11,617,187	$11,090,375	$9,818,486
Total costs and expenses	10,699,916	10,277,221	9,561,007	9,516,971	8,601,115
Operating income (loss)	$1,940,828	$1,386,930	$2,056,180	$1,573,404	$1,217,371

Net income (loss) attributable to DISH Network common shareholders	$984,729	$635,545	$902,947	$756,054	$608,272

Basic net income (loss) per share attributable to DISH Network common shareholders	$2.21	$1.42	$2.01	$1.69	$1.37
Diluted net income (loss) per share attributable to DISH Network common shareholders	$2.20	$1.42	$1.98	$1.68	$1.37
Cash dividend per common share	$—	$2.00	$—	$—	$—

	For the Years Ended December 31,
Other Data	2010	2009	2008	2007	2006
DISH Network subscribers, as of period end (in millions)	14.133	14.100	13.678	13.780	13.105
DISH Network subscriber additions, gross (in millions)	3.052	3.118	2.966	3.434	3.516
DISH Network subscriber additions, net (in millions)	0.033	0.422	(0.102)	0.675	1.065
Average monthly subscriber churn rate	1.76%	1.64%	1.86%	1.70%	1.64%
Average monthly revenue per subscriber (“ARPU”)	$73.32	$70.04	$69.27	$65.83	$62.78
Average subscriber acquisition cost per subscriber (“SAC”)	$776	$697	$720	$656	$686
Net cash flows from (in thousands):
Operating activities	$2,139,802	$2,194,543	$2,188,344	$2,616,720	$2,279,242
Investing activities	$(1,477,521)	$(2,605,556)	$(1,597,471)	$(2,470,832)	$(2,148,968)
Financing activities	$(127,453)	$418,283	$(1,411,841)	$(976,016)	$1,022,147

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

EXECUTIVE SUMMARY

Overview

DISH Network added approximately 33,000 net new subscribers during the year ended December 31, 2010, compared to approximately 422,000 net new subscribers during the same period in 2009. This decrease primarily resulted from increased churn. Our average monthly subscriber churn rate for the year ended December 31, 2010 was 1.76%, compared to 1.64% for the same period in 2009. Churn increased during the year as a result of the increasingly competitive nature of our industry, the current economic conditions, multiple programming interruptions related to contract disputes with several content providers during the fourth quarter of 2010, and our 2010 price increases. In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide strong customer service, and our ability to control piracy. Historically, we have experienced slightly higher churn in the months following the expiration of commitments for new subscribers. In February 2008, we extended our new subscriber commitment from 18 to 24 months. Consequently, during the second half of 2009, churn was positively impacted by, among other things, this increase in our new subscriber commitment period.

During the year ended December 31, 2010, DISH Network added approximately 3.052 million gross new subscribers compared to approximately 3.118 million gross new subscribers during the same period in 2009, a decrease of 2.1%. Our gross activations in 2010 were negatively impacted relative to 2009 by increased competitive pressures, including the aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of discounts.

Programming costs continue to represent an increasing percentage of our “Subscriber-related expenses.” Going forward, our margins may face further pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms. Additionally, our gross new subscriber additions and subscriber churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire. During the fourth quarter of 2010, our gross subscriber activations and subscriber churn were negatively impacted as a result of multiple programming interruptions related to contract disputes with several content providers.

As the pay-TV industry matures, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services. Some of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers. Furthermore, although we seek to remain the low cost provider in the pay-TV industry in the U.S., our price increases during 2010 along with our inability to effectively market our low cost position contributed to increased churn. In addition, programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved. Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.

While economic factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to DISH Network. In the past, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH Network.

To combat signal theft and improve the security of our broadcast system, we completed the replacement of our security access devices to re-secure our system during 2009. We expect that additional future replacements of these devices will be necessary to keep our system secure. To combat other forms of fraud, we continue to monitor our third party distributors to ensure adherence to our business rules.

While we have made improvements in responding to and dealing with customer service issues, we continue to focus on the prevention of these issues, which is critical to our business, financial position and results of operations. To address our operational inefficiencies, we continue to focus on simplifying and standardizing our operations. For example, we have streamlined our hardware offerings and continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns.

We have been investing more in advanced technology equipment as part of our subscriber acquisition and retention efforts. Initiatives to transmit certain programming only in MPEG-4 and to activate most new subscribers only with MPEG-4 receivers have accelerated our deployment of MPEG-4 receivers. To meet current demand, we have increased the rate at which we upgrade existing subscribers to HD and DVR receivers. While these efforts may increase our subscriber acquisition and retention costs, we believe that they will help mitigate subscriber churn in the future and reduce costs over the long run.

We are also continuing to change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives. We expect to continue these initiatives through 2011. We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

To maintain and enhance our competitiveness over the long term, we are promoting a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, referred to as “TV Everywhere.” TV Everywhere utilizes, among other things, online access and Slingbox “placeshifting” technology. There can be no assurance that these integrated products will positively affect our results of operations or our gross new subscriber additions.

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

Future Liquidity

Our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” was 53.2% during the year ended December 31, 2010 compared to 55.1% during the same period in 2009.  ARPU was positively impacted by price increases in February and June 2010.  “Subscriber-related expenses” continued to be negatively impacted by increased programming costs and initiatives to improve customer service.  We continue to focus on addressing operational inefficiencies specific to DISH Network, which we believe will contribute to long-term subscriber growth.

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

If Voom prevails in its breach of contract suit against us, we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.  In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal.  Voom is claiming over $2.5 billion in damages.

We entered into an $87.5 million Credit Facility with DBSD North America on February 1, 2011.  The Credit Facility remains subject to approval by the Bankruptcy Court.  In addition, on February 1, 2011 we committed to acquire 100% of the equity of reorganized DBSD North America for approximately $1.0 billion subject to certain adjustments, including interest accruing on DBSD North America’s existing debt.  This transaction is to be completed upon satisfaction of certain conditions, including approval by the FCC and DBSD North America’s emergence from bankruptcy.  See Note 18 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

The Spin-off.  On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  DISH Network and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer or by certain trusts established by Mr. Ergen for the benefit of his family.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, HD programming, pay-per-view, Latino and international subscription television services, equipment rental fees and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees from subscribers with multiple receivers, advertising services, fees earned from our in-home service operations and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH Network subscribers.

Equipment sales, services and other revenue — EchoStar.  “Equipment sales, services and other revenue — EchoStar” includes revenue related to equipment sales, professional services, and other agreements with EchoStar.

Subscriber-related expenses.  “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses.

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” includes the cost of leasing satellite and transponder capacity from EchoStar and the cost of digital broadcast operations provided to us by EchoStar, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, and other professional services.

Satellite and transmission expenses — other.  “Satellite and transmission expenses — other” includes executory costs associated with capital leases and costs associated with transponder leases and other related services.

Equipment, services and other cost of sales.  “Equipment, services and other cost of sales” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH Network subscribers.  In addition, this category includes costs related to equipment sales, professional services, and other agreements with EchoStar.

Subscriber acquisition costs.  In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of our receiver systems to attract new DISH Network subscribers.  Our “Subscriber acquisition costs” include the cost of our receiver systems sold to retailers and other third-party distributors of our equipment, the cost of receiver systems sold directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  We exclude the value of equipment capitalized under our lease program for new subscribers from “Subscriber acquisition costs.”

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

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2010	2009	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$12,543,794	$11,538,729	$1,005,065	8.7
Equipment sales and other revenue	59,770	97,863	(38,093)	(38.9)
Equipment sales, services and other revenue - EchoStar	37,180	27,559	9,621	34.9
Total revenue	12,640,744	11,664,151	976,593	8.4

Costs and Expenses:
Subscriber-related expenses	6,676,145	6,359,329	316,816	5.0
% of Subscriber-related revenue	53.2%	55.1%
Satellite and transmission expenses - EchoStar	418,358	319,752	98,606	30.8
% of Subscriber-related revenue	3.3%	2.8%
Satellite and transmission expenses - Other	40,249	33,672	6,577	19.5
% of Subscriber-related revenue	0.3%	0.3%
Equipment, services and other cost of sales	76,406	121,238	(44,832)	(37.0)
Subscriber acquisition costs	1,653,494	1,539,562	113,932	7.4
General and administrative expenses	625,843	602,611	23,232	3.9
% of Total revenue	5.0%	5.2%
Litigation expense	225,456	361,024	(135,568)	(37.6)
Depreciation and amortization	983,965	940,033	43,932	4.7
Total costs and expenses	10,699,916	10,277,221	422,695	4.1

Operating income (loss)	1,940,828	1,386,930	553,898	39.9

Other Income (Expense):
Interest income	25,158	30,034	(4,876)	(16.2)
Interest expense, net of amounts capitalized	(454,777)	(388,425)	(66,352)	(17.1)
Other, net	30,996	(15,707)	46,703	NM
Total other income (expense)	(398,623)	(374,098)	(24,525)	(6.6)

Income (loss) before income taxes	1,542,205	1,012,832	529,373	52.3
Income tax (provision) benefit, net	(557,473)	(377,429)	(180,044)	(47.7)
Effective tax rate	36.1%	37.3%
Net income (loss)	984,732	635,403	349,329	55.0
Less: Net income (loss) attributable to noncontrolling interest	3	(142)	145	NM
Net income (loss) attributable to DISH Network common shareholders	$984,729	$635,545	$349,184	54.9

Other Data:
DISH Network subscribers, as of period end (in millions)	14.133	14.100	0.033	0.2
DISH Network subscriber additions, gross (in millions)	3.052	3.118	(0.066)	(2.1)
DISH Network subscriber additions, net (in millions)	0.033	0.422	(0.389)	(92.2)
Average monthly subscriber churn rate	1.76%	1.64%	0.12%	7.3
Average monthly revenue per subscriber (“ARPU”)	$73.32	$70.04	$3.28	4.7
Average subscriber acquisition cost per subscriber (“SAC”)	$776	$697	$79	11.3
EBITDA	$2,955,786	$2,311,398	$644,388	27.9

DISH Network subscribers.  As of December 31, 2010, we had approximately 14.133 million DISH Network subscribers compared to approximately 14.100 million subscribers at December 31, 2009, an increase of 0.2%. During the year ended December 31, 2010, DISH Network added approximately 3.052 million gross new subscribers compared to approximately 3.118 million gross new subscribers during the same period in 2009, a decrease of 2.1%.  Our gross activations in 2010 were negatively impacted relative to 2009 by increased competitive pressures, including the aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of discounts.  DISH Network added approximately 33,000 net new subscribers during the year ended December 31, 2010, compared to approximately 422,000 net new subscribers during the same period in 2009.  This decrease primarily resulted from increased churn.

Our average monthly subscriber churn rate for the year ended December 31, 2010 was 1.76%, compared to 1.64% for the same period in 2009.  Churn increased during the year as a result of the increasingly competitive nature of our industry, the current economic conditions, multiple programming interruptions related to contract disputes with several content providers during the fourth quarter of 2010, and our 2010 price increases.  In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide strong customer service, and our ability to control piracy.  Historically, we have experienced slightly higher churn in the months following the expiration of commitments for new subscribers.  In February 2008, we extended our new subscriber commitment from 18 to 24 months.  Consequently, during the second half of 2009, churn was positively impacted by, among other things, this increase in our new subscriber commitment period.

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

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $12.544 billion for the year ended December 31, 2010, an increase of $1.005 billion or 8.7% compared to the same period in 2009.  This change was primarily related to the increase in “ARPU” discussed below as well as a larger average subscriber base during the year ended December 31, 2010 compared to the same period in 2009.

ARPU.  “Average monthly revenue per subscriber” was $73.32 during the year ended December 31, 2010 versus $70.04 during the same period in 2009.  The $3.28 or 4.7% increase in ARPU was primarily attributable to price increases in February and June 2010 and changes in the sales mix toward more advanced hardware offerings.  ARPU increased as a result of higher hardware related fees which include rental fees, fees earned from our in-home service operations, and fees for DVRs.  This increase was partially offset by increases in the amount of promotional discounts on programming offered to our new subscribers.

Equipment sales and other revenue.  “Equipment sales and other revenue” totaled $60 million during the year ended December 31, 2010, a decrease of $38 million or 38.9% compared to the same period in 2009.  The decrease in “Equipment sales and other revenue” primarily resulted from a decline in the sales of non-subsidized DBS receivers and accessories, and digital converter boxes in 2010 compared to the same period in 2009.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $6.676 billion during the year ended December 31, 2010, an increase of $317 million or 5.0% compared to the same period in 2009.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates and by a larger average subscriber base.  This increase was partially offset by reduced costs related to our call centers, customer retention, and in-home service operations.  We continue to address our operational inefficiencies by streamlining our hardware offerings and making significant investments in staffing, training, information systems and other initiatives, primarily in our call centers and in-home service operations.  “Subscriber-related expenses”

represented 53.2% and 55.1% of “Subscriber-related revenue” during the years ended December 31, 2010 and 2009, respectively.  The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue” and the reduced costs discussed above, partially offset by higher programming costs.

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

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” totaled $418 million during the year ended December 31, 2010, an increase of $99 million or 30.8% compared to the same period in 2009.  The increase in “Satellite and transmission expenses — EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the Nimiq 5 satellite, which was placed into service in October 2009, an increase in monthly lease rates per transponder on certain satellites based on the terms of our amended lease agreements and the increase in uplink services.  The increase in uplink services was primarily attributable to the launch of additional local channels and increased costs related to additional satellites being placed into service.  See Note 17 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.  “Satellite and transmission expenses — EchoStar” as a percentage of “Subscriber-related revenue” increased to 3.3% in 2010 from 2.8% in 2009 primarily as a result of the increase in expenses discussed above.

Equipment, services and other cost of sales.  “Equipment, services and other cost of sales” totaled $76 million during the year ended December 31, 2010, a decrease of $45 million or 37.0% compared to the same period in 2009.  This decrease in “Equipment, services and other cost of sales” primarily resulted from a decline in the sales of non-subsidized DBS receivers and accessories and in sales of digital converter boxes, and lower charges for slow moving and obsolete inventory in 2010 compared to the same period in 2009.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.653 billion for the year ended December 31, 2010, an increase of $114 million or 7.4% compared to the same period in 2009.  This increase was primarily attributable to higher SAC discussed below, partially offset by the decline in gross new subscriber additions.

SAC.   SAC was $776 during the year ended December 31, 2010 compared to $697 during the same period in 2009, an increase of $79 or 11.3%.  This increase was primarily attributable to increased advertising and hardware costs per activation.

During the years ended December 31, 2010 and 2009, the amount of equipment capitalized under our lease program for new subscribers totaled $716 million and $634 million, respectively.  This increase in capital expenditures under our lease program for new subscribers resulted primarily from an increase in hardware costs per activation, which was driven by an increase in the deployment of more advanced set-top boxes, such as HD receivers and HD DVRs, and a decrease in the redeployment of remanufactured receivers.  The increase in the deployment of more advanced set-top boxes was partially driven by our HD Free for Life promotion, which began during June 2010.

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

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new lease program.  During the years ended December 31, 2010 and 2009, these amounts totaled $108 million and $94 million, respectively.

We have been deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  A majority of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation.  We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK to realize the bandwidth benefits sooner.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we have purchased from EchoStar since 2009 utilize MPEG-4 technology.  Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our SAC.

Our “Subscriber acquisition costs” and “SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.  See further discussion under “Liquidity and Capital Resources — Subscriber Acquisition and Retention Costs.”

Litigation expense.  “Litigation expense” totaled $225 million during the year ended December 31, 2010, a $136 million or 37.6% decrease compared to the same period in 2009.  “Litigation expense” during 2009 included expense related to the Tivo litigation for the period from April 2008 to June 2009 for supplemental damages, contempt sanctions and interest expense.  See Note 14 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $984 million during the year ended December 31, 2010, a $44 million or 4.7% increase compared to the same period in 2009.  The change in “Depreciation and amortization” expense was primarily due to an increase in depreciation on satellites, as a result of EchoStar XIV and EchoStar XV being placed into service and on equipment leased to subscribers.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $455 million during the year ended December 31, 2010, an increase of $66 million or 17.1% compared to the same period in 2009.  This change primarily resulted from an increase in interest expense related to the issuance of debt during the second half of 2009.

Other, net.  “Other, net” income totaled $31 million during the year ended December 31, 2010, an increase of $47 million compared to the same period in 2009.  This increase primarily resulted from lower impairment charges on marketable and other investment securities of $28 million and higher realized and unrealized gains of marketable and other investment securities in 2010 compared to 2009.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.956 billion during the year ended December 31, 2010, an increase of $644 million or 27.9% compared to the same period in 2009. The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2010	2009
	(In thousands)
EBITDA	$2,955,786	$2,311,398
Interest expense, net	(429,619)	(358,391)
Income tax (provision) benefit, net	(557,473)	(377,429)
Depreciation and amortization	(983,965)	(940,033)
Net income (loss) attributable to DISH Network common shareholders	$984,729	$635,545

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

Income tax (provision) benefit, net.  Our income tax provision was $557 million during the year ended December 31, 2010, an increase of $180 million compared to the same period in 2009.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.”

Net income (loss) attributable to DISH Network common shareholders.  “Net income (loss) attributable to DISH Network common shareholders” was $985 million during the year ended December 31, 2010, an increase of $349 million compared to $636 million for the same period in 2009.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2009	2008	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$11,538,729	$11,455,575	$83,154	0.7
Equipment sales and other revenue	97,863	124,261	(26,398)	(21.2)
Equipment sales, services and other revenue - EchoStar	27,559	37,351	(9,792)	(26.2)
Total revenue	11,664,151	11,617,187	46,964	0.4

Costs and Expenses:
Subscriber-related expenses	6,359,329	5,977,355	381,974	6.4
% of Subscriber-related revenue	55.1%	52.2%
Satellite and transmission expenses - EchoStar	319,752	305,322	14,430	4.7
% of Subscriber-related revenue	2.8%	2.7%
Satellite and transmission expenses - Other	33,672	32,407	1,265	3.9
% of Subscriber-related revenue	0.3%	0.3%
Equipment, services and other cost of sales	121,238	169,917	(48,679)	(28.6)
Subscriber acquisition costs	1,539,562	1,531,741	7,821	0.5
General and administrative expenses	602,611	544,035	58,576	10.8
% of Total revenue	5.2%	4.7%
Litigation expense	361,024	—	361,024	NM
Depreciation and amortization	940,033	1,000,230	(60,197)	(6.0)
Total costs and expenses	10,277,221	9,561,007	716,214	7.5

Operating income (loss)	1,386,930	2,056,180	(669,250)	(32.5)

Other Income (Expense):
Interest income	30,034	51,217	(21,183)	(41.4)
Interest expense, net of amounts capitalized	(388,425)	(369,878)	(18,547)	(5.0)
Other, net	(15,707)	(168,713)	153,006	90.7
Total other income (expense)	(374,098)	(487,374)	113,276	23.2

Income (loss) before income taxes	1,012,832	1,568,806	(555,974)	(35.4)
Income tax (provision) benefit, net	(377,429)	(665,859)	288,430	43.3
Effective tax rate	37.3%	42.4%
Net income (loss)	635,403	902,947	(267,544)	(29.6)
Less: Net income (loss) attributable to noncontrolling interest	(142)	—	(142)	NM
Net income (loss) attributable to DISH Network common shareholders	$635,545	$902,947	$(267,402)	(29.6)

Other Data:
DISH Network subscribers, as of period end (in millions)	14.100	13.678	0.422	3.1
DISH Network subscriber additions, gross (in millions)	3.118	2.966	0.152	5.1
DISH Network subscriber additions, net (in millions)	0.422	(0.102)	0.524	NM
Average monthly subscriber churn rate	1.64%	1.86%	(0.22)%	(11.8)
Average monthly revenue per subscriber (“ARPU”)	$70.04	$69.27	$0.77	1.1
Average subscriber acquisition cost per subscriber (“SAC”)	$697	$720	$(23)	(3.2)
EBITDA	$2,311,398	$2,887,697	$(576,299)	(20.0)

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

DISH Network added approximately 422,000 net new subscribers during the year ended December 31, 2009, compared to a loss of approximately 102,000 net new subscribers during the same period in 2008 as a result of higher gross subscriber additions and reduced churn.  Our increased gross subscriber additions were primarily a result of our sales and marketing promotions during the last half of 2009.  Our average monthly subscriber churn rate for the year ended December 31, 2009 was 1.64%, compared to 1.86% for the same period in 2008.  Churn was positively impacted by, among other things, the completion of our security access device replacement program, an increase in our new subscriber commitment period and initiatives to retain subscribers.  Historically, we have experienced slightly higher churn in the months following the expiration of commitments for new subscribers.  In February 2008, we extended the required new subscriber commitment from 18 to 24 months.  During the last half of 2009, due to the change in promotional mix, we had fewer expiring new subscriber commitments.

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $11.539 billion for the year ended December 31, 2009, an increase of $83 million or 0.7% compared to the same period in 2008.  This change was primarily related to the increase in “ARPU” discussed below, partially offset by the decline in our subscriber base from second quarter 2008 through first quarter 2009.

ARPU.  “Average monthly revenue per subscriber” was $70.04 during the year ended December 31, 2009 versus $69.27 during the same period in 2008.  The $0.77 or 1.1% increase in ARPU was primarily attributable to price increases in February 2009 and 2008 on some of our most popular programming packages and changes in the sales mix toward HD programming packages and advanced hardware offerings.  As a result of our promotions, which provided an incentive for advanced hardware offerings, we continued to see increased hardware related fees, which included fees earned from our in-home service operations, rental fees and fees for DVRs.  These increases were partially offset by increases in the amount of promotional discounts on programming offered to our new subscribers and retention initiatives offered to existing subscribers, and by decreases in premium movie revenue and pay-per-view buys.

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

Satellite and transmission expenses - EchoStar.  “Satellite and transmission expenses - EchoStar” totaled $320 million during the year ended December 31, 2009, an increase of $14 million or 4.7% compared to 2008.  The increase in “Satellite and transmission expenses — EchoStar” is primarily related to higher uplink center costs, partially offset by fewer transponders leased during the year ended December 31, 2009 compared to the same period in 2008.  The higher uplink center costs were primarily associated with an increase in the charges from EchoStar related to infrastructure costs for new ground equipment to support our new satellites and the routine replacement of existing uplink equipment.  The decline in transponder lease expense primarily relates to a reduction in the number of transponders leased as a result of the launch of an owned satellite.  This decrease was partially offset by the increase in expense related to the Nimiq 5 satellite, which was placed in service in October 2009.  “Satellite and transmission expenses - EchoStar” as a percentage of “Subscriber-related revenue” increased to 2.8% in 2009 from 2.7% in 2008.

Equipment, services and other cost of sales.  “Equipment, services and other cost of sales” totaled $121 million during the year ended December 31, 2009, a decrease of $49 million or 28.6% compared to the same period in 2008.  This decrease in “Equipment, services and other cost of sales” primarily resulted from lower non-subsidized sales of DBS accessories, a decline in charges for slow moving and obsolete inventory and a decrease in services provided to EchoStar under our transition services agreement with EchoStar.

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

Litigation expense.  We recorded $361 million of “Litigation expense” during the year ended December 31, 2009 for supplemental damages, contempt sanctions and interest.  See Note 14 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $940 million during the year ended December 31, 2009, a $60 million or 6.0% decrease compared to the same period in 2008.  The decrease in “Depreciation and amortization” expense was primarily due to the declines in depreciation expense related to set-top boxes used in our lease programs and the abandonment of a software development project during 2008 that was designed to support our IT systems.  The decrease related to set-top boxes was primarily attributable to capitalization of a higher mix of new advanced equipment in 2009 compared to the same period in 2008, which has a longer estimated useful life.  In addition, the satellite depreciation expense declined due to the retirements of certain satellites from commercial service, almost entirely offset by depreciation expense associated with satellites placed in service in 2008.

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

Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.311 billion during the year ended December 31, 2009, a decrease of $576 million or 20.0% compared to the same period in 2008. EBITDA for the year ended December 31, 2009 was negatively impacted by the $361 million “Litigation expense.” The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2009	2008
	(In thousands)
EBITDA	$2,311,398	$2,887,697
Interest expense, net	(358,391)	(318,661)
Income tax (provision) benefit, net	(377,429)	(665,859)
Depreciation and amortization	(940,033)	(1,000,230)
Net income (loss) attributable to DISH Network common shareholders	$635,545	$902,947

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of December 31, 2010, our cash, cash equivalents and current marketable investment securities totaled $2.940 billion compared to $2.139 billion as of December 31, 2009, an increase of $801 million.  This increase in cash, cash equivalents and current marketable investment securities was primarily related to cash generated from operations of $2.140 billion, partially offset by capital expenditures of $1.216 billion, including the $103 million assignment from EchoStar of certain rights under a launch contract, and by repurchases of our Class A common stock totaling $107 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.  As of December 31, 2010 and 2009, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $1.334 billion and $1.054 billion, respectively.

The following discussion highlights our cash flow activities during the years ended December 31, 2010, 2009 and 2008.

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

During the years ended December 31, 2010, 2009 and 2008, free cash flow was significantly impacted by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities” and “Net cash flows from investing” sections, respectively, of our Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, and other factors.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Free cash flow	$923,670	$1,157,353	$1,058,454
Add back:
Purchases of property and equipment	1,216,132	1,037,190	1,129,890
Net cash flows from operating activities	$2,139,802	$2,194,543	$2,188,344

The decrease in free cash flow from 2009 to 2010 of $234 million resulted from a decrease in “Net cash flows from operating activities” of $55 million or 2.5% and an increase in “Purchases of property and equipment” of $179 million or 17.3%.  The decrease in “Net cash flows from operating activities” was primarily attributable to a $605 million decrease in cash resulting from changes in operating assets and liabilities, partially offset by a $543 million increase in net income, adjusted to exclude non-cash changes in “Deferred tax expense (benefit),” “Realized and unrealized losses (gains) on investments,” and “Depreciation and amortization” expense.  The decrease in cash resulting from changes in operating assets and liabilities is principally attributable to the increase in inventory and timing differences between book expense and cash payments, primarily related to income taxes and litigation expense.  The increase in “Purchases of property and equipment” in 2010 was primarily attributable to the assignment of certain rights under a launch contract for EchoStar XV and an increase in expenditures for equipment under our lease program for new subscribers.

The increase in free cash flow from 2008 to 2009 of $99 million resulted from an increase in “Net cash flows from operating activities” of $6 million or 0.3% and a decrease in “Purchases of property and equipment” of $93 million or 8.2%.  The increase in “Net cash flows from operating activities” was primarily attributable to an $877 million increase in cash resulting from changes in operating assets and liabilities, partially offset by a $871 million decrease in net income, adjusted to exclude non-cash changes in “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments,” and “Deferred tax expense (benefit).”  The increase in cash resulting from changes in operating assets and liabilities primarily relates to timing differences between book expense and cash payments, including a $361 million increase in the litigation accrual and a $386 million increase in cash flow related to working capital changes and other long-term operating assets.  The decrease in “Purchases of property and equipment” in 2009 was primarily attributable to a decline in expenditures for satellite construction, and equipment under our lease program for existing subscribers, partially offset by increased spending for equipment under our lease program for new subscribers.

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base and to expand our infrastructure.  For the years ended December 31, 2010, 2009 and 2008, we reported net cash flows from operating activities of $2.140 billion, $2.195 billion, and $2.188 billion, respectively.  See discussion of changes in net cash flows from operating activities included in “Free cash flow” above.

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, strategic investments and cash used to grow our subscriber base and expand our infrastructure.  For the years ended December 31, 2010, 2009 and 2008, we reported net cash outflows from investing activities of $1.478 billion, $2.606 billion and $1.597 billion, respectively.  During the years ended December 31, 2010, 2009 and 2008, capital expenditures for new and existing customer equipment totaled $942 million, $876 million and $920 million, respectively.

The decrease in net cash outflows from investing activities from 2009 to 2010 of $1.128 billion primarily resulted from a net decrease in purchases of marketable investment securities, partially offset by an increase in capital expenditures including the assignment of certain rights under a launch contract from EchoStar.

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

Cash flows from financing activities.  Our financing activities generally include net proceeds related to the issuance of long-term debt, cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations, dividends paid on our Class A and Class B common stock and repurchases of our Class A common stock.  For the year ended December 31, 2010, we reported net cash outflows from financing activities of $127 million.  For the year ended December 31, 2009, we reported net cash inflows from financing activities of $418 million.  For the year ended December 31, 2008, we reported net cash outflows from financing activities of $1.412 billion.

The net cash inflows in 2009 primarily related to the issuance of long-term debt, partially offset by our dividend payment of $894 million.  The net cash outflows in 2010 primarily related to the repurchases of our Class A common stock.

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

Other Liquidity Items

Subscriber Churn

DISH Network added approximately 33,000 net new subscribers during the year ended December 31, 2010, compared to approximately 422,000 net new subscribers during the same period in 2009.  This decrease primarily resulted from increased churn.  Our average monthly subscriber churn rate for the year ended December 31, 2010 was 1.76%, compared to 1.64% for the same period in 2009.  See “Results of Operations” above for further discussion.  There are a number of factors that impact our future cash flow compared to the cash flow we generate at any given point in time, including subscriber churn and how successful we are at retaining our current subscribers.  As we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.

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

Security Systems

Increases in theft of our signal or our competitors’ signals could, in addition to reducing new subscriber activations, also cause subscriber churn to increase.  We use Security Access Devices in our receiver systems to control access to authorized programming content.  Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult.  It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft.  During 2009, we completed the replacement of our Security Access Devices and re-secured our system.  We expect additional future replacements of these devices will be necessary to keep our system secure.  We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

Stock Repurchases

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock.  On November 2, 2010, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2011.  As of December 31, 2010, we may repurchase up to $1.0 billion under this plan.

The following table provides information regarding repurchases of our Class A common stock.

	For the Years Ended December 31,
Class A Common Stock Repurchases	2010	2009	2008
	(In thousands)
Total number of shares repurchased	6,020	1,948	3,137
Dollar value of shares repurchased	$107,079	$18,594	$82,733

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

Other

We are also vulnerable to fraud, particularly in the acquisition of new subscribers.  While we are addressing the impact of subscriber fraud through a number of actions, there can be no assurance that we will not continue to experience fraud, which could impact our subscriber growth and churn.  Sustained economic weakness may create greater incentive for signal theft and subscriber fraud, which could lead to higher subscriber churn and reduced revenue.

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2010, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)
Long-term debt obligations	$6,227,965	$1,006,094	$6,444	$506,114	$1,005,778	$756,160	$2,947,375
Capital lease obligations	286,971	24,801	21,700	22,630	24,881	27,339	165,620
Interest expense on long-term debt and capital lease obligations	2,443,097	467,758	401,896	399,672	362,274	264,500	546,997
Satellite-related obligations	2,416,671	229,492	242,308	250,749	230,731	230,514	1,232,877
Operating lease obligations	115,533	48,647	31,739	19,232	8,355	3,077	4,483
Purchase obligations	1,917,381	1,022,932	256,998	253,947	240,543	136,701	6,260
Total	$13,407,618	$2,799,724	$961,085	$1,452,344	$1,872,562	$1,418,291	$4,903,612

The “Satellite-related obligations” in our Form 10-K for the year ended December 31, 2009 as filed on March 1, 2010 inadvertently excluded the EchoStar XVI ten-year satellite lease commitment, which was agreed to in December 2009, and is expected to commence during the fourth quarter of 2012.  The obligations associated with this lease would have increased the previously reported “Satellite-related obligations” during 2012, 2013, 2014, and thereafter by approximately $18 million, $72 million, $72 million and $553 million, respectively.  These amounts are included in the table above.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $193 million of liabilities associated with unrecognized tax benefits which were accrued, as discussed in Note 10 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, and are included on our Consolidated Balance Sheets as of December 31, 2010.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

The table above does not include the $87.5 million associated with the Credit Facility we entered into with DBSD North America on February 1, 2011.  The Credit Facility remains subject to approval by the Bankruptcy Court.  In addition, on February 1, 2011 we committed to acquire 100% of the equity of reorganized DBSD North America for approximately $1.0 billion subject to certain adjustments, including interest accruing on DBSD North America’s existing debt.  This amount is also not included in the table above.  This transaction is to be completed upon satisfaction of certain conditions, including approval by the FCC and DBSD North America’s emergence from bankruptcy.  See Note 18 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

We have semi-annual cash interest requirements for our outstanding long-term debt securities, which are included in the table above.  See Note 9 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for details.

Other than the “Guarantees” disclosed in Note 14 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, we generally do not engage in off-balance sheet financing activities.

Satellite-Related Obligations

Satellites Under Construction.  As of December 31, 2010, we have agreed to lease capacity on two satellites from EchoStar that are currently under construction.  Future commitments related to these satellites are included in the table above under “Satellite-related obligations.”

•      QuetzSat-1.  During 2008, we entered into a ten-year transponder service agreement with EchoStar to lease capacity on QuetzSat-1, a DBS satellite, which is expected to be launched during the second half of 2011.

•      EchoStar XVI.  During December 2009, we entered into a ten-year transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, which is expected to be launched during the second half of 2012.

Satellite Insurance

We generally do not have commercial insurance coverage on the satellites we use.  We do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the premium costs are uneconomical relative to the risk of satellite failure.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite.

Purchase Obligations

Our 2011 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, satellite and transponder leases, engineering and for products and services related to the operation of our DISH Network.  Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

Future Capital Requirements

Our 6 3/8% Senior Notes with an aggregate principal balance of $1.0 billion mature on October 1, 2011.  We expect to fund our future working capital, capital expenditure and debt service requirements from cash generated from operations, existing cash and marketable investment securities balances, and cash generated through raising additional capital.  The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.  The majority of our capital expenditures for 2011 are driven by the costs associated with subscriber premises equipment, included in our firm purchase obligations, as well as capital expenditures for our satellite-related obligations.  These expenditures are necessary to operate and maintain the DISH Network television service.  Consequently, we consider them to be non-discretionary.  The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives, including our plans to expand our national HD offerings and other strategic opportunities that may arise from time to time.  Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time, and could increase materially as a result of increased competition, significant satellite failures, or sustained economic weakness.  These factors could require that we raise additional capital in the future.

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

If Voom prevails in its breach of contract suit against us, we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.  In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service. At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.    The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal. Voom is claiming over $2.5 billion in damages

In 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009.  To commercialize these licenses and satisfy FCC build-out requirements, we will be required to make significant additional investments or partner with others.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  Part or all of our licenses may be terminated for failure to satisfy FCC build-out requirements.  We are currently performing a market test to evaluate different technologies and consumer acceptance.

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

On February 1, 2011, we entered into a commitment to provide a debtor-in-possession credit facility to DBSD North America and certain of its affiliates, which will consist of a non-revolving, multiple draw term loan in the aggregate principal amount of $87.5 million.  On February 1, 2011, we entered into an investment agreement pursuant to which we have committed to acquire 100% of the equity of reorganized DBSD North America for approximately $1.0 billion subject to certain adjustments, including interest accruing on DBSD North America’s existing debt.  This transaction is to be completed upon satisfaction of certain conditions, including approval by the FCC and DBSD North America’s emergence from bankruptcy.   See Note 18 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at acceptable terms.  These developments may have a significant effect on our cost of financing and our liquidity position.

A portion of our investment portfolio is invested in auction rate securities, mortgage backed securities, and strategic investments, and as a result a portion of our portfolio has restricted liquidity.  Liquidity in the markets for these investments has been adversely impacted.  If the credit ratings of these securities deteriorate or the lack of liquidity in the marketplace continues, we may be required to record impairment charges.  Moreover, the sustained uncertainty of domestic and global financial markets has greatly affected the volatility and value of our marketable investment securities.  To the extent we require access to funds, we may need to sell these securities under unfavorable market conditions, record further impairment charges and fall short of our financing needs.

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

•      Capitalized satellite receivers.  Since we retain ownership of certain equipment provided pursuant to our subscriber equipment lease programs, we capitalize and depreciate equipment costs that would otherwise be expensed at the time of sale.  Such capitalized costs are depreciated over the estimated useful life of the equipment, which is based on, among other things, management’s judgment of the risk of technological obsolescence.  Because of the inherent difficulty of making this estimate, the estimated useful life of capitalized equipment may change based on, among other things, historical experience and changes in technology as well as our response to competitive conditions.  Changes in estimated useful life may impact “Depreciation and amortization” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  For example, if we decreased the estimated useful life of our capitalized subscriber equipment by one year, annual depreciation expense would increase by approximately $106 million.

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

•      Fair value of financial instruments.  Fair value estimates of our financial instruments are made at a point in time, based on relevant market data as well as the best information available about the financial instrument.  Sustained economic weakness has resulted in inactive markets for certain of our financial instruments, including Mortgage-Backed Securities (“MBS”) and Auction Rate Securities (“ARS”).  For certain of these instruments, there is no or limited observable market data.  Fair value estimates for financial instruments for which no or limited observable market data is available are based on judgments regarding current economic conditions, liquidity discounts, currency, credit and interest rate risks, loss experience and other factors.  These estimates involve significant uncertainties and judgments and may be a less precise measurement of fair value as compared to financial instruments where observable market data is available.  We make certain assumptions related to expected maturity date, credit and interest rate risk based upon market conditions and prior experience.  As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.  In addition, changes in the underlying assumptions used in the fair value measurement technique, including liquidity risks, and estimate of future cash flows, could significantly affect these fair value estimates, which could have a material adverse impact on our financial position and results of operations.  For example, as of December 31, 2010, we held $169 million of securities that lack observable market quotes, and a 10% decrease in our estimated fair value of these securities would result in a decrease of the reported amount by approximately $17 million.

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

•      Valuation of intangible assets with indefinite lives.  We evaluate the carrying value of intangible assets with indefinite lives annually, and also when events and circumstances warrant.  We use estimates of fair value to determine the amount of impairment, if any, of recorded intangible assets with indefinite lives.  Fair value is determined primarily using the estimated future cash flows, discounted at a rate commensurate with the risk involved.  While our impairment tests in 2010 indicated the fair value of our intangible assets were significantly above their carrying amounts, significant changes in our estimates of future cash flows could result in a write-down of intangible assets with indefinite lives in a future period, which will be recorded in a new line item entitled “Impairments of indefinite-lived and long-lived assets,” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and could be material to our consolidated results of operations and financial position.  A 10% decrease in the estimated future cash flows or a 10% increase in the discount rate used in estimating the fair value of these assets (while all other assumptions remain unchanged) would not result in these assets being impaired.

•      Income taxes.  Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards.  Determining necessary valuation allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.  We periodically evaluate our need for a valuation allowance based on both historical evidence, including trends, and future expectations in each reporting period.  Any such valuation allowance is recorded in either “Income tax (provision) benefit, net” on our

Consolidated Statements of Operations and Comprehensive Income (Loss) or “Accumulated other comprehensive income (loss)” within “Stockholders’ equity (deficit)” on our Consolidated Balance Sheets.  Future performance could have a significant effect on the realization of tax benefits, or reversals of valuation allowances, as reported in our consolidated results of operations.

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

•      Contingent liabilities.  A significant amount of management judgment is required in determining when, or if, an accrual should be recorded for a contingency and the amount of such accrual.  Estimates generally are developed in consultation with outside counsel and are based on an analysis of potential outcomes.  Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period to “General and administrative expenses” or “Litigation expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) that would be material to our consolidated results of operations and financial position.

New Accounting Pronouncements

Revenue Recognition — Multiple-Deliverable Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”), Revenue Recognition - Multiple-Deliverable Revenue Arrangements.  ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple deliverable arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.  This standard is effective January 1, 2011.  We do not expect the adoption of ASU 2009-13 to have a material impact on our financial position or results of operations.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2010, our cash, cash equivalents and current marketable investment securities had a fair value of $2.940 billion.  Of that amount, a total of $2.729 billion was invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

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

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio.  Based on our December 31, 2010 current non-strategic investment portfolio of $2.729 billion, a hypothetical 10% increase in average interest rates would result in a decrease of approximately $14 million in fair value of this portfolio.  We normally hold these investments to maturity; however, the hypothetical loss in fair value would be realized if we sold the investments prior to maturity.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2010 of 0.7%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2010 would result in a decrease of approximately $2 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2010, we held strategic and financial debt and equity investments of public companies with a fair value of $211 million.  These investments, which are held for strategic and financial purposes, are concentrated in several companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $21 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of December 31, 2010, we had $144 million of restricted cash and marketable investment securities invested in:  (a) cash;  (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our December 31, 2010 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Noncurrent Auction Rate and Mortgage Backed Securities

As of December 31, 2010, we held investments in auction rate securities (“ARS”) and mortgage backed securities (“MBS”) of $119 million, which are reported at fair value.  Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments.  As a result, we classify these investments as noncurrent

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

assets as we intend to hold these investments until they recover or mature, and therefore interest rate risk associated with these securities is mitigated.  A hypothetical 10% adverse change in the price of these investments would result in a decrease of approximately $12 million in the fair value of these investments.

Other Investment Securities

As of December 31, 2010, we had $105 million of nonpublic debt and equity instruments that we hold for strategic business purposes.  We account for these investments under the cost, equity and/or fair value methods of accounting.  A hypothetical 10% adverse change in the price of these nonpublic debt and equity instruments would result in a decrease of approximately $11 million in the fair value of these investments.

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

Long-Term Debt

As of December 31, 2010, we had long-term debt of $6.515 billion on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $6.486 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $159 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.  As of December 31, 2010, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $44 million.

Derivative Financial Instruments

From time to time, we speculate using derivative financial instruments, such amounts, however, are typically insignificant.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B.     OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to the identity and business experience of our directors will be set forth in our Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 14 of this report under the caption “Executive Officers of the Registrant.”

Item 11.     EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2011 Annual Meeting of Shareholders under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which information is hereby incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services,” which information is hereby incorporated herein by reference.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

(1)   Financial Statements

(2)   Financial Statement Schedules

None.  All schedules have been included in the Consolidated Financial Statements or Notes thereto.

(3)   Exhibits

3.1(a)*

Amended and Restated Articles of Incorporation of DISH Network Corporation (incorporated by reference to Exhibit 3.1(a) on the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2003, Commission File No. 0-26176) as amended by the Certificate of Amendment to the Articles of Incorporation of DISH Network Corporation (incorporated by reference to Annex 1 on DISH Network Corporation’s Definitive Information Statement on Schedule 14C filed on December 31, 2007, Commission File No. 0-26176).

3.1(b)*

Amended and Restated Bylaws of DISH Network Corporation (incorporated by reference to Exhibit 3.1(b) on the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2007, Commission File No. 0-26176).

3.2(a)*	Articles of Incorporation of DISH DBS Corporation (“DDBS”) (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of DDBS, Registration No. 333-31929).

3.2(b)*	Bylaws of DDBS (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of DDBS, Registration No. 333-31929).

4.1*

Registration Rights Agreement by and between DISH Network Corporation and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of DISH Network Corporation, Registration No. 33-91276).

4.2*

Indenture, relating to DDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between DDBS and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176).

4.3*

First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between DDBS and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2003, Commission File No. 0-26176).

4.4	*

Indenture, relating to the 6 5/8% Senior Notes Due 2014, dated as of October 1, 2004 between DDBS and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed October 1, 2004, Commission File No. 0-26176).

4.5	*

Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between DDBS and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed February 3, 2006, Commission File No. 0-26176).

4.6	*

Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between DDBS and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed October 18, 2006, Commission File No. 0-26176).

4.7	*

Indenture, relating to the 7 3/4% Senior Notes Due 2015, dated as of May 27, 2008 between DDBS and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 28, 2008, Commission File No. 0-26176).

4.8	*

Indenture, relating to the 7 7/8% Senior Notes Due 2019, dated as of August 17, 2009 between DDBS and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 18, 2009, Commission File No. 0-26176).

10.1	*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.2	*

Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2003, Commission File No. 0-26176).

10.3	*

Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.4	*

Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.5	*

Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.6	*

Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.7	*

Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31,

2004, Commission File No. 0-26176).

10.8*

Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.9*

Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.10*

Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.11*

Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.12*

Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).

10.13*

Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).

10.14*

Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).

10.15*

Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).

10.16*

Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).

10.17*

Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2005, Commission File No. 0-26176).**

10.18*

Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.19*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom,

Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.20*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.21*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.22*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.23*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.24*

Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.25*	Nonemployee Director Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.26*

Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.27*

Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.28*

Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 2.1 to the Form 10 of EchoStar Corporation filed December 28, 2007, Commission File No. 001-33807).

10.29*

Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.2 to the Form 10 of EchoStar Corporation filed December 28, 2007, Commission File No. 001-33807).

10.30*

Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Form 10 of EchoStar Corporation filed December 28, 2007, Commission File No. 001-33807).

10.31*

Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DDBS, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Form 10 of EchoStar Corporation filed December 28, 2007, Commission File No. 001-33807).

10.32*

Management Services Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.5 to the Form 10 of EchoStar Corporation filed December 28, 2007, Commission File No. 001-33807).

10.33*

Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to the Amendment No.2 to Form 10 of EchoStar Corporation filed December 26, 2007, Commission File No. 001-33807).

10.34*

Amendment No. 1 to Receiver Agreement dated December 31, 2007 between EchoSphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2008, Commission File No. 0-26176).

10.35*

Amendment No. 1 to Broadcast Agreement dated December 31, 2007 between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 99.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2008, Commission File No. 0-26176).

10.36*

Description of the 2008 Long-Term Incentive Plan dated December 22, 2008 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2008, Commission File No. 0-26176).

10.37*	DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176).

10.38*

Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176).

10.39*

Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176).

10.40*

Amended and Restated DISH Network Corporation 1995 Stock Incentive Plan (incorporated by reference to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176).

10.41*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10.42*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10.43*

Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).****

10.44*

Allocation Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).

10.45*	Amendment to Form of Satellite Capacity Agreement (Form A) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.33 to the Annual Report on

Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.46*

Amendment to Form of Satellite Capacity Agreement (Form B) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.34 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.47*

EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference from Exhibit 10.35 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10.48*

Assignment of Rights Under Launch Service Contract from EchoStar Corporation to DISH Orbital II L.L.C. (incorporated by reference from Exhibit 10.36 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

21ö	Subsidiaries of DISH Network Corporation.

23ö	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24ö	Power of Attorney authorizing signature of James DeFranco, Cantey M. Ergen, Steven R. Goodbarn, Gary S. Howard, David K. Moskowitz, Tom A. Ortolf and Carl E. Vogel.

31.1ö	Section 302 Certification of Chief Executive Officer.

31.2ö	Section 302 Certification of Chief Financial Officer.

32.1ö	Section 906 Certification of Chief Executive Officer.

32.2ö	Section 906 Certification of Chief Financial Officer.

101***

The following materials from the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2010, filed on February 24, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements tagged as blocks of text.

ö              Filed herewith.

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

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	Chairman, President and Chief Executive Officer	February 24, 2011
Charles W. Ergen	(Principal Executive Officer)

/s/ Robert E. Olson	Executive Vice President and Chief Financial Officer	February 24, 2011
Robert E. Olson	(Principal Financial and Accounting Officer)

*	Director	February 24, 2011
James DeFranco

*	Director	February 24, 2011
Cantey M. Ergen

*	Director	February 24, 2011
Steven R. Goodbarn

*	Director	February 24, 2011
Gary S. Howard

*	Director	February 24, 2011
David K. Moskowitz

*	Director	February 24, 2011
Tom A. Ortolf

*	Director	February 24, 2011
Carl E. Vogel

* By:	/s/ R. Stanton Dodge
R. Stanton Dodge
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DISH Network Corporation:

We have audited the accompanying consolidated balance sheets of DISH Network Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited DISH Network Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DISH Network Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on DISH Network Corporation’s internal control over financial reporting based on our audits.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DISH Network Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, DISH Network Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ KPMG LLP

Denver, Colorado
February 24, 2011

DISH NETWORK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$640,672	$105,844
Marketable investment securities (Note 5)	2,299,705	2,033,492
Trade accounts receivable - other, net of allowance for doubtful accounts of $29,650 and $16,372, respectively	771,898	741,524
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	14,155	38,347
Inventory	487,575	295,950
Deferred tax assets (Note 10)	216,899	139,708
Other current assets	142,489	121,087
Total current assets	4,573,393	3,475,952

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 5)	144,437	141,493
Property and equipment, net (Note 7)	3,232,348	3,042,262
FCC authorizations	1,391,441	1,391,441
Marketable and other investment securities (Note 5)	224,517	170,224
Other noncurrent assets, net	66,017	73,971
Total noncurrent assets	5,058,760	4,819,391
Total assets	$9,632,153	$8,295,343

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$161,767	$146,824
Trade accounts payable - EchoStar	238,997	373,454
Deferred revenue and other	803,768	815,878
Accrued programming	1,089,988	985,928
Litigation accrual (Note 14)	619,022	393,566
Other accrued expenses	554,864	545,113
Current portion of long-term debt and capital lease obligations (Note 9)	1,030,895	26,518
Total current liabilities	4,499,301	3,287,281

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion (Note 9)	5,484,041	6,470,046
Deferred tax liabilities	567,686	312,775
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	214,568	316,929
Total long-term obligations, net of current portion	6,266,295	7,099,750
Total liabilities	10,765,596	10,387,031

Commitments and Contingencies (Note 14)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 260,917,977 and 258,852,336 shares issued, 204,799,717 and 208,754,183 shares outstanding, respectively	2,609	2,589
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,171,799	2,120,211
Accumulated other comprehensive income (loss)	93,357	5,614
Accumulated earnings (deficit)	(1,834,619)	(2,760,589)
Treasury stock, at cost	(1,569,459)	(1,462,380)
Total DISH Network stockholders’ equity (deficit)	(1,133,929)	(2,092,171)
Noncontrolling interest	486	483
Total stockholders’ equity (deficit)	(1,133,443)	(2,091,688)
Total liabilities and stockholders’ equity (deficit)	$9,632,153	$8,295,343

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2010	2009	2008
Revenue:
Subscriber-related revenue	$12,543,794	$11,538,729	$11,455,575
Equipment sales and other revenue	59,770	97,863	124,261
Equipment sales - EchoStar	3,127	7,457	11,601
Services and other revenue - EchoStar	34,053	20,102	25,750
Total revenue	12,640,744	11,664,151	11,617,187

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below - Note 7)	6,676,145	6,359,329	5,977,355
Satellite and transmission expenses (exclusive of depreciation shown below - Note 7):
EchoStar	418,358	319,752	305,322
Other	40,249	33,672	32,407
Equipment, services and other cost of sales	76,406	121,238	169,917
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar (exclusive of depreciation shown below - Note 7)	175,777	188,793	167,508
Other subscriber promotion subsidies	1,104,653	1,071,655	1,124,103
Subscriber acquisition advertising	373,064	279,114	240,130
Total subscriber acquisition costs	1,653,494	1,539,562	1,531,741
General and administrative expenses - EchoStar	47,457	45,356	53,373
General and administrative expenses	578,386	557,255	490,662
Litigation expense (Note 14)	225,456	361,024	—
Depreciation and amortization (Note 7)	983,965	940,033	1,000,230
Total costs and expenses	10,699,916	10,277,221	9,561,007

Operating income (loss)	1,940,828	1,386,930	2,056,180

Other Income (Expense):
Interest income	25,158	30,034	51,217
Interest expense, net of amounts capitalized	(454,777)	(388,425)	(369,878)
Other, net	30,996	(15,707)	(168,713)
Total other income (expense)	(398,623)	(374,098)	(487,374)

Income (loss) before income taxes	1,542,205	1,012,832	1,568,806
Income tax (provision) benefit, net (Note 10)	(557,473)	(377,429)	(665,859)
Net income (loss)	984,732	635,403	902,947
Less: Net income (loss) attributable to noncontrolling interest	3	(142)	—
Net income (loss) attributable to DISH Network common shareholders	$984,729	$635,545	$902,947

Comprehensive Income (Loss):
Net income (loss)	$984,732	$635,403	$902,947
Foreign currency translation adjustments	(13,476)	(106)	(3,278)
Unrealized holding gains (losses) on available-for-sale securities	50,348	133,635	(291,664)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(3,852)	(20,045)	189,513
Deferred income tax (expense) benefit	5,067	128	(10,017)
Comprehensive income (loss)	1,022,819	749,015	787,501
Less: Comprehensive income (loss) attributable to noncontrolling interest	3	(142)	—
Comprehensive income (loss) attributable to DISH Network common shareholders	$1,022,816	$749,157	$787,501

Weighted-average common shares outstanding - Class A and B common stock:
Basic	445,865	446,874	448,786
Diluted	446,597	448,596	460,226

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network common shareholders	$2.21	$1.42	$2.01
Diluted net income (loss) per share attributable to DISH Network common shareholders	$2.20	$1.42	$1.98

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Treasury	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Stock	Interest	Total
Balance, December 31, 2007	$4,936	$2,033,864	$46,698	$(84,456)	$(1,361,053)	$—	$639,989
Issuance of Class A common stock:
Exercise of stock options	12	19,033	—	—	—	—	19,045
Employee benefits	6	19,369	—	—	—	—	19,375
Employee Stock Purchase Plan	1	1,965	—	—	—	—	1,966
Class A common stock repurchases, at cost	—	—	—	—	(82,733)	—	(82,733)
Stock-based compensation	—	15,349	—	—	—	—	15,349
Income tax (expense) benefit related to stock awards and other	—	947	—	—	—	—	947
Change in unrealized holding gains (losses)
on available-for-sale securities, net	—	—	(102,151)	—	—	—	(102,151)
Foreign currency translation	—	—	(3,278)	—	—	—	(3,278)
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	(10,017)	—	—	—	(10,017)
Capital distribution to EchoStar in connection with the Spin-off	—	—	(39,250)	(3,311,295)	—	—	(3,350,545)
Net income (loss) attributable to DISH Network common shareholders	—	—	—	902,947	—	—	902,947
Balance, December 31, 2008	$4,955	$2,090,527	$(107,998)	$(2,492,804)	$(1,443,786)	$—	$(1,949,106)
Issuance of Class A common stock:
Exercise of stock options	5	3,189	—	—	—	—	3,194
Employee benefits	11	12,187	—	—	—	—	12,198
Employee Stock Purchase Plan	2	2,222	—	—	—	—	2,224
Class A common stock repurchases, at cost	—	—	—	—	(18,594)	—	(18,594)
Stock-based compensation	—	12,227	—	—	—	—	12,227
Income tax (expense) benefit related to stock awards and other	—	(141)	—	—	—	—	(141)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	113,590	—	—	—	113,590
Foreign currency translation	—	—	(106)	—	—	—	(106)
Deferred income tax (expense) benefit attributable to foreign currency translation	—	—	128	—	—	—	128
Cash dividend on Class A and Class B common stock ($2.00 per share)	—	—	—	(894,150)	—	—	(894,150)
Capital transaction with EchoStar in connection with launch service, net of tax of $5,280 (see Note 17)	—	—	—	(9,180)	—	—	(9,180)
Acquisition of noncontrolling interest in subsidiary	—	—	—	—	—	625	625
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	(142)	(142)
Net income (loss) attributable to DISH Network common shareholders	—	—	—	635,545	—	—	635,545
Balance, December 31, 2009	$4,973	$2,120,211	$5,614	$(2,760,589)	$(1,462,380)	$483	$(2,091,688)
Investment securities - fair value election (see Note 5)	—	—	49,656	(49,656)	—	—	—
Issuance of Class A common stock:
Exercise of stock options	5	4,134	—	—	—	—	4,139
Employee benefits	14	29,113	—	—	—	—	29,127
Employee Stock Purchase Plan	1	2,379	—	—	—	—	2,380
Class A common stock repurchases, at cost	—	—	—	—	(107,079)	—	(107,079)
Stock-based compensation	—	15,387	—	—	—	—	15,387
Income tax (expense) benefit related to stock awards and other	—	559	—	—	—	—	559
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	46,496	—	—	—	46,496
Foreign currency translation	—	—	(13,476)	—	—	—	(13,476)
Deferred income tax (expense) benefit attributable to foreign currency translation	—	—	5,067	—	—	—	5,067
Capital transaction with EchoStar in connection with purchases of strategic investments, net of tax of $2,895 (see Note 17)	—	—	—	(9,103)	—	—	(9,103)
Other	—	16	—	—	—	—	16
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	3	3
Net income (loss) attributable to DISH Network common shareholders	—	—	—	984,729	—	—	984,729
Balance, December 31, 2010	$4,993	$2,171,799	$93,357	$(1,834,619)	$(1,569,459)	$486	$(1,133,443)

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$984,732	$635,403	$902,947
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	983,965	940,033	1,000,230
Equity in losses (earnings) of affiliates	—	4,149	1,519
Realized and unrealized losses (gains) on investments	(33,703)	13,811	169,370
Non-cash, stock-based compensation	15,387	12,227	15,349
Deferred tax expense (benefit) (Note 10)	201,400	4,630	392,318
Other, net	17,721	8,505	7,328
Change in noncurrent assets	401	6,507	7,832
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(124,759)	31,658	(98,957)
Changes in current assets and current liabilities:
Trade accounts receivable - other	(41,652)	56,536	(138,768)
Allowance for doubtful accounts	13,278	1,165	1,188
Prepaid income taxes	(37,532)	113,641	(148,747)
Trade accounts receivable - EchoStar	24,192	(16,777)	(20,604)
Inventory	(229,154)	51,411	(158,498)
Other current assets	2,461	(35,593)	18,403
Trade accounts payable	20,218	(33,420)	(120,739)
Trade accounts payable - EchoStar	(32,544)	(27,088)	297,629
Deferred revenue and other	(11,896)	(14,116)	(27,317)
Litigation accrual (Note 14)	225,456	361,024	—
Accrued programming and other accrued expenses	161,831	80,837	87,861
Net cash flows from operating activities	2,139,802	2,194,543	2,188,344

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(5,359,284)	(6,017,798)	(4,648,931)
Sales and maturities of marketable investment securities	5,090,462	4,570,124	4,708,338
Purchases of property and equipment	(1,113,219)	(1,037,190)	(1,129,890)
Launch service assigned from EchoStar (Note 17)	(102,913)	—	—
Change in restricted cash and marketable investment securities	(2,921)	(58,209)	79,638
FCC authorizations	—	—	(711,871)
Purchase of strategic investments included in noncurrent marketable and other investment securities	(11,742)	(62,142)	—
Proceeds from sale of strategic investments	22,002	—	106,200
Other	94	(341)	(955)
Net cash flows from investing activities	(1,477,521)	(2,605,556)	(1,597,471)

Cash Flows From Financing Activities:
Distribution of cash and cash equivalents to EchoStar in connection with the Spin-off	—	—	(585,147)
Proceeds from issuance of long-term debt	—	1,400,000	750,000
Deferred debt issuance costs	—	(23,090)	(4,972)
Repayment of long-term debt and capital lease obligations	(26,910)	(51,301)	(1,510,000)
Class A common stock repurchases	(107,079)	(18,594)	(82,733)
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	6,520	5,418	21,011
Cash dividend on Class A and Class B common stock	—	(894,150)	—
Other	16	—	—
Net cash flows from financing activities	(127,453)	418,283	(1,411,841)

Net increase (decrease) in cash and cash equivalents	534,828	7,270	(820,968)
Cash and cash equivalents, beginning of period	105,844	98,574	919,542
Cash and cash equivalents, end of period	$640,672	$105,844	$98,574

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and Business Activities

Principal Business

DISH Network Corporation is a holding company.  Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our”) operate the DISH Network® direct broadcast satellite (“DBS”) subscription television service in the United States which had 14.133 million subscribers as of December 31, 2010.  We have deployed substantial resources to develop the “DISH Network DBS System.”  The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, leased fiber network, in-home service and call center operations and certain other assets utilized in our operations.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  Cash equivalents as of December 31, 2010 and 2009 may consist of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Declines in the fair value of investments below cost basis are generally accounted for as follows:

Length of Time Investment Has Been In a Continuous Loss Position	Treatment of the Decline in Value (absent specific factors to the contrary)
Less than six months	Generally, considered temporary.

Six to nine months	Evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such decline is other-than-temporary.

Greater than nine months	Generally, considered other-than-temporary. The decline in value is recorded as a charge to earnings.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

•                  Maintenance expenditures to obtain future cash flows are not significant;

•                  DBS licenses are not technologically dependent; and

•                  We intend to use these assets indefinitely.

We combine all our indefinite lived FCC licenses into a single unit of accounting, except for 700 MHz wireless licenses (see Note 8).  The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites.  Projected revenue and cost amounts include current and projected subscribers.  In conducting our annual impairment test in 2010, we determined that the estimated fair value of the FCC licenses, calculated using a discounted cash flow analysis, exceeded their carrying amounts.

Other Investment Securities

Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting.  Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other-than-temporary impairment on a quarterly basis.  This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment.  Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy.  The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment.  When impairments occur related to our foreign investments, any  cumulative translation adjustment associated with these investments will remain in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” on our Consolidated Balance Sheets until the investments are sold or otherwise liquidated; at which time, they will be released into our Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Long-Term Deferred Revenue, Distribution and Carriage Payments

Certain programmers provide us up-front payments.  Such amounts are deferred and recognized as reductions to “Subscriber-related expenses” on a straight-line basis over the relevant remaining contract term (generally up to 10 years).  The current and long-term portions of these deferred credits are recorded in our Consolidated Balance Sheets in “Deferred revenue and other” and “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities,” respectively.

Sales Taxes

We account for sales taxes imposed on our goods and services on a net basis in our Consolidated Statements of Operations and Comprehensive Income (Loss).  Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Revenue Recognition

We recognize revenue when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered.  Revenue from our subscription television services is recognized when programming is broadcast to subscribers.  Payments received from subscribers in advance of the broadcast or service period are recorded as “Deferred revenue and other” in our Consolidated Balance Sheets until earned.

For certain of our promotions relating to our receiver systems and HD programming, subscribers are charged an upfront fee.  A portion of this fee may be deferred and recognized over the estimated subscriber life for new subscribers or the estimated remaining life for existing subscribers ranging from 18 months to five years.  Revenue from advertising sales is recognized when the related services are performed.

Subscriber fees for equipment rental, including DVRs, additional outlets and fees for receivers with multiple tuners, and our in-home service operations are recognized as revenue as earned.  Revenue from equipment sales and equipment upgrades are recognized upon shipment to customers.

Certain of our existing and new subscriber promotions include programming discounts.  Programming revenues are recorded as earned at the discounted monthly rate charged to the subscriber.  See “Subscriber Acquisition Costs” below for discussion regarding the accounting for costs under these promotions.

Subscriber-Related Expenses

The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers.  Recently, we entered into long-term flat rate programming contracts that are charged to expense using the straight-line method over the term of the agreement.  In addition, the cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament.  “Subscriber-related expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) principally include programming expenses, costs incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses.  These costs are recognized as the services are performed or as incurred.

Subscriber Acquisition Costs

Subscriber acquisition costs in our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new subscribers through third parties and our direct sales distribution channel.  Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):

•                  “Cost of sales — subscriber promotion subsidies - EchoStar” includes the cost of our receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by us to subscribers.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Foreign Currency Translation

The functional currency of the majority of our foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency.  However, for our subsidiaries where the functional currency is the local currency, we translate assets and liabilities into U.S. dollars at the period-end exchange rate and revenues and expenses based on the exchange rates at the time such transactions arise, if known, or at the average rate for the period.  The difference is recorded to equity as a component of other comprehensive income (loss).  Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in “Other, net” income or expense in our Consolidated Statements of Operations and Comprehensive Income (Loss).  Net transaction gains (losses) during 2010, 2009 and 2008 were not significant.

New Accounting Pronouncements

Revenue Recognition — Multiple-Deliverable Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”), Revenue Recognition - Multiple-Deliverable Revenue Arrangements.  ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple deliverable arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.  This standard is effective January 1, 2011.  We do not expect the adoption of ASU 2009-13 to have a material impact on our financial position or results of operations.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Basic net income (loss) attributable to DISH Network common shareholders	$984,729	$635,545	$902,947
Interest on dilutive subordinated convertible notes, net of related tax effect	—	390	6,638
Diluted net income (loss) attributable to DISH Network common shareholders	$984,729	$635,935	$909,585

Weighted-average common shares outstanding - Class A and B common stock:
Basic	445,865	446,874	448,786
Dilutive impact of stock awards outstanding	732	1,320	2,659
Dilutive impact of subordinated notes convertible into common shares	—	402	8,781
Diluted	446,597	448,596	460,226

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network common shareholders	$2.21	$1.42	$2.01
Diluted net income (loss) per share attributable to DISH Network common shareholders	$2.20	$1.42	$1.98

Shares of Class A common stock issuable upon conversion of:
3% Convertible Subordinated Note due 2010 (repaid during third quarter 2008) (1)	—	—	8,299
3% Convertible Subordinated Note due 2011 (repaid during fourth quarter 2009) (2)	—	482	482

(1)          Effective as of close of business on January 15, 2008, the conversion price was adjusted to $60.25 per share (8,298,755 shares) as a result of the Spin-off.

(2)          Effective as of close of business on January 15, 2008, the conversion price was adjusted to $51.88 per share (481,881 shares) as a result of the Spin-off.

As of December 31, 2010, 2009 and 2008, there were stock awards to purchase 10.8 million, 8.9 million and 4.9 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is antidilutive.

Vesting of options and rights to acquire shares of our Class A common stock (“Restricted Performance Units”) granted pursuant to our performance-based stock incentive plans is contingent upon meeting certain goals which are not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of December 31,
	2010	2009	2008
	(In thousands)
Performance-based options	10,979	9,363	10,253
Restricted Performance Units and other	1,494	1,096	1,156
Total	12,473	10,459	11,409

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.      Statements of Cash Flow Data

The following presents our supplemental cash flow statement disclosure.

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash paid for interest	$472,586	$357,990	$385,936
Capitalized interest	17,139	19,685	16,880
Cash received for interest	36,853	19,489	44,843
Cash paid for income taxes	525,028	348,931	430,408
Employee benefits paid in Class A common stock	29,127	12,198	19,375
Vendor financing	40,000	—	24,469
Launch service purchased from EchoStar (Note 17)	—	102,913	—
Satellites and other assets financed under capital lease obligations	5,282	140,109	—
Net assets contributed in connection with the Spin-off, excluding cash and cash equivalents	—	—	2,765,398

5.      Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of December 31,
	2010	2009
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$1,334,081	$1,053,826
Current marketable investment securities - strategic	211,141	163,997
Current marketable investment securities - other	754,483	815,669
Total current marketable investment securities	2,299,705	2,033,492
Restricted marketable investment securities (1)	62,196	21,360
Noncurrent marketable investment securities - ARS and MBS (2)	119,121	120,650
Total marketable investment securities	2,481,022	2,175,502

Restricted cash and cash equivalents (1)	82,241	120,133

Other investment securities:
Other investment securities - cost method	2,805	2,805
Other investment securities	102,591	46,769
Total other investment securities (2)	105,396	49,574

Total marketable investment securities, restricted cash and other investment securities	$2,668,659	$2,345,209

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities include strategic and financial investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of December 31, 2010, a significant portion of our strategic investment portfolio consisted of securities of several issuers, and the value of that portfolio depends on those issuers.

We account for certain debt securities acquired at a discount under the cost recovery method, partial accrual or full accrual methods based on management’s quarterly evaluation of these securities.  These debt securities were purchased at a discount due to their credit quality.  As a result, the yield that may be accreted (accretable yield) is limited to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (including the effects of prepayments) expected to be collected over our initial investment.  The face value of these securities as of December 31, 2010 and 2009 was $16 million and $137 million, respectively.  The carrying value, which is equal to fair value, of these securities as of December 31, 2010 and 2009 was $16 million and $80 million, respectively.  The total discount on these securities was $3 million as of December 31, 2010 with $3 million classified as accretable yield.  The total discount on these securities was $91 million as of December 31, 2009 with $12 million classified as accretable yield and the remaining $79 million classified as non-accretable yield.  As a result of current developments, in December 2010, we reclassified our $56 million investment in DBSD North America’s 7.5% Convertible Senior Secured Notes due 2009 from current assets included in “Marketable investment securities” to noncurrent assets included in “Marketable and other investment securities.”

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of December 31, 2010 and 2009, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.  Restricted cash and marketable investment securities as of December 31, 2010 and 2009 included $62 million related to our litigation with Tivo, respectively.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Fair Value Election.  As of December 31, 2010, our ARS and MBS noncurrent marketable investment securities portfolio of $119 million includes $63 million of securities accounted for under the fair value method.  In March 2010, the FASB issued Accounting Standards Update 2010-11 (“ASU 2010-11”), Derivatives and Hedging:  Scope Exception Related to Embedded Credit Derivatives.  ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from certain bifurcation requirements.  Only one form of embedded credit derivative qualifies for the exemption - one that is related to the subordination of one financial instrument to another.  As a result, entities that have contracts containing an embedded credit derivative feature in a form other than subordination may need to separately account for the embedded credit derivative feature.  On July 1, 2010, we elected to apply the fair value option to certain of our ARS portfolio impacted by ASU 2010-11.  As a result, a $50 million loss, net of tax, related to these ARS in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” as of June 30, 2010 was included as a cumulative-effect adjustment to “Accumulated earnings (deficit).”  All changes in the fair value of these investments after June 30, 2010 are recognized in our results of operations and included in “Other, net” income and expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) and detailed in the table titled “Gains and Losses on Sales and Changes in Carrying Value of Investments” below.

Other Investment Securities

We have a few strategic investments in certain debt and equity securities that are included in noncurrent “Marketable and other investment securities” on our Consolidated Balance Sheets accounted for using the cost, equity and/or fair value methods of accounting.

As a result of current developments, in December 2010, we reclassified our $56 million investment in DBSD North America’s 7.5% Convertible Senior Secured Notes due 2009 from current assets included in “Marketable investment securities” to noncurrent assets included in “Marketable and other investment securities.” The face value of these securities as of December 31, 2010 was $112 million.  In addition, as of December 31, 2010 and 2009, we held a $47 million line of credit pursuant to the Amended and Restated Revolving Credit Agreement, dated as of April 7, 2008 between us and DBSD North America.  See Note 18 for further discussion.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2010 and 2009, we had accumulated net unrealized gains of $93 million and net unrealized losses of $3 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  A full valuation allowance has been established against any deferred taxes that are capital in nature.  The components of our available-for-sale investments are detailed in the table below.

	As of December 31,
	2010				2009
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$1,334,081	$—	$—	$—	$1,053,826	$1	$(3)	$(2)
ARS and MBS	56,430	902	(12,262)	(11,360)	120,650	1,114	(69,167)	(68,053)
Other (including restricted)	888,621	32,256	(1,676)	30,580	917,069	39,490	(1,645)	37,845
Equity securities:
Other	195,022	82,565	(8,429)	74,136	83,957	27,415	—	27,415
Subtotal	2,474,154	$115,723	$(22,367)	$93,356	$2,175,502	$68,020	$(70,815)	$(2,795)
ARS fair value election	62,691
Less certain other investment securities	(55,823)
Total marketable investment securities	$2,481,022

As of December 31, 2010, restricted and non-restricted marketable investment securities include debt securities of $2.069 billion with contractual maturities of one year or less and $273 million with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of December 31, 2010, the unrealized losses on our investments in equity securities represent investments in a company in the technology industry.  We are not aware of any specific factors which indicate the unrealized losses in these investments are due to anything other than temporary market fluctuations.  As of December 31, 2010 and 2009, the unrealized losses on our investments in debt securities primarily represent investments in auction rate, mortgage and asset-backed securities.  We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	Primary	As of December 31, 2010
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$312,857	$93,072	$(174)	$26,182	$(103)	$193,603	$(13,661)
Equity securities	Temporary market fluctuations	26,890	26,890	(8,429)	—	—	—	—
Total		$339,747	$119,962	$(8,603)	$26,182	$(103)	$193,603	$(13,661)

		As of December 31, 2009
		(In thousands)
Debt securities	Temporary market fluctuations	$348,995	$180,359	$(306)	$7,535	$(45)	$161,101	$(70,464)
Total		$348,995	$180,359	$(306)	$7,535	$(45)	$161,101	$(70,464)

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

•                  Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•                  Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our assets measured at fair value on a recurring basis were as follows:

	As of
	December 31, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs	$1,334,081	$—	$1,334,081	$—	$1,053,826	$—	$1,053,826	$—
ARS and MBS	119,121	—	6,031	113,090	120,650	—	7,907	112,743
Other (including restricted)	888,621	21,835	810,883	55,903	917,069	22,031	894,770	268

Equity securities	195,022	195,022	—	—	83,957	83,957	—	—

Subtotal	2,536,845	$216,857	$2,150,995	$168,993	$2,175,502	$105,988	$1,956,503	$113,011
Less certain other investment securities	(55,823)
Total marketable investment securities	$2,481,022

Changes in Level 3 instruments are as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2009	$113,011
Net realized and unrealized gains (losses) included in earnings	6,732
Net realized and unrealized gains (losses) included in earnings - fair value election	(49,656)
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	55,308
Purchases, issuances and settlements, net	(4,085)
Transfers from level 2 to level 3	47,683
Balance as of December 31, 2010	$168,993

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” income and expense included on our Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Years Ended December 31,
Other Income (Expense):	2010	2009	2008
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$13,277	$23,042	$2,095
Other investment securities - gains (losses) on sales/exchanges	21,422	—	53,473
Marketable investment securities - unrealized gains (losses) on investments accounted for at fair value	8,371	—	—
Marketable investment securities - other-than-temporary impairments	(12,734)	(1,050)	(191,404)
Other investment securities - unrealized gains (losses) on fair value investments and other-than-temporary impairments	3,361	(35,803)	(33,534)
Other	(2,701)	(1,896)	657
Total	$30,996	$(15,707)	$(168,713)

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.      Inventory

Inventory consists of the following:

	As of December 31,
	2010	2009
	(In thousands)
Finished goods - DBS	$305,068	$199,189
Raw materials	143,111	60,837
Work-in-process - used	36,186	34,204
Work-in-process - new	3,210	1,720
Total inventory	$487,575	$295,950

As of December 31, 2010, our inventory balance was $488 million, an increase of $192 million.  The increase was due to fewer gross subscriber additions than anticipated in 2010.  In addition, the inventory balance at December 31, 2009 was lower than normal due to more gross subscriber additions and less churn than forecasted during the second half of 2009.

7.      Property and Equipment

Property and equipment consists of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2010	2009
		(In thousands)
Equipment leased to customers	2-5	$3,495,360	$3,295,298
EchoStar I	12	201,607	201,607
EchoStar VII	12	177,000	177,000
EchoStar X	12	177,192	177,192
EchoStar XI	12	200,198	200,198
EchoStar XIV	15	316,518	—
EchoStar XV	15	277,533	—
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	480,379	454,435
Buildings and improvements	1-40	70,471	66,612
Land	—	3,948	3,948
Construction in progress	—	16,844	453,245
Total property and equipment		5,916,869	5,529,354
Accumulated depreciation		(2,684,521)	(2,487,092)
Property and equipment, net		$3,232,348	$3,042,262

Construction in progress consists of the following:

	As of December 31,
	2010	2009
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs	$—	$439,459
Software related projects	3,469	7,540
Other	13,375	6,246
Construction in progress	$16,844	$453,245

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Equipment leased to customers	$822,442	$799,169	$827,599
Satellites	110,510	86,430	89,435
Buildings, furniture, fixtures, equipment and other	51,013	54,434	83,196
Total depreciation and amortization	$983,965	$940,033	$1,000,230

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

The cost of our satellites includes capitalized interest of $17 million, $20 million, and $17 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Satellites

We currently utilize 13 satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we own.  We currently utilize capacity on five satellites from EchoStar, which are accounted for as operating leases.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

			Original
		Degree	Useful
	Launch	Orbital	Life	Lease Term
Satellites	Date	Location	(Years)	(Years)
Owned:
EchoStar I (1)	December 1995	77	12
EchoStar VII	February 2002	119	12
EchoStar X	February 2006	110	12
EchoStar XI	July 2008	110	12
EchoStar XIV	March 2010	119	15
EchoStar XV	July 2010	61.5	15

Leased from EchoStar:
EchoStar VI (1)	July 2000	77	12
EchoStar VIII (1)(2)	August 2002	77	12
EchoStar IX (1)(2)(3)	August 2003	121	12
EchoStar XII (1)	July 2003	61.5	10
Nimiq 5 (1)(2)	September 2009	72.7	10	10

Leased from Other Third Party:
Anik F3	April 2007	118.7	15	15
Ciel II	December 2008	129	10	10

Under Construction:
Leased from EchoStar:
QuetzSat-1	Late 2011	77	10	10
EchoStar XVI	2012	61.5	10	10

(1)          See Note 17 for further discussion of our Related Party Agreements.

(2)          We lease a portion of the capacity on these satellites.

(3)          Leased on a month to month basis.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar XIV.  Our EchoStar XIV satellite was launched on March 20, 2010 and commenced commercial operations at the 119 degree orbital location during May 2010.  EchoStar XIV has both spot beam capabilities and the ability to provide service to the entire continental United States (“CONUS”) that has allowed us, among other things, to expand our HD offerings.

EchoStar XV.  Our EchoStar XV satellite was launched on July 10, 2010 and commenced commercial operations at the 61.5 degree orbital location during August 2010.  EchoStar XV is a CONUS satellite that has allowed us, among other things, to expand our HD offerings.  EchoStar XV is expected to be used as an in-orbit spare when EchoStar XVI commences commercial operations during the second half of 2012.

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

Prior to 2010, certain satellites in our fleet experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and/or commercial operation of any of these satellites.  See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We do not anticipate carrying insurance for any of the in-orbit satellites that we use, and we will bear the risk associated with any in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar VII.  EchoStar VII, which is being used as an in-orbit spare, was designed with four gyros, of which three are required to properly control the positioning of the satellite.  During October 2010, EchoStar VII experienced an anomaly which caused one of its gyros to temporarily stop functioning.  Testing during December 2010 confirmed that this gyro is functioning again.  In addition, during July 2010, EchoStar VII experienced a thruster anomaly.  Thrusters control spacecraft location and maintain spacecraft pointing.  While these anomalies did not reduce the estimated useful life of the satellite to less than 12 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar X.  EchoStar X was designed with 49 spot beams which use up to 42 active 140 watt traveling wave tube amplifiers (“TWTAs”) and 24 solar array circuits, of which approximately 22 are required to assure full power for the original minimum 12-year useful life of the satellite.  During May and September of 2010, EchoStar X experienced anomalies which affected seven solar array circuits reducing the number of functional solar array circuits to 17.  While these anomalies did not reduce the estimated useful life of the satellite to less than 12 years or impact commercial operation of the satellite based on the satellite’s current configuration, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Leased Satellites

EchoStar VI.  EchoStar VI was designed with 108 solar array strings, of which approximately 102 are required to assure full power availability for the original minimum 12-year useful life of the satellite.  During March and August of 2010, EchoStar VI experienced anomalies resulting in the loss of 24 solar array strings, reducing the number of functional solar array strings to 84. While these anomalies did not reduce the estimated useful life of the satellite to less than 12 years, commercial operation has been impacted and there can be no assurance that future anomalies will not reduce its useful life or further impact its commercial operation.  The satellite was designed to operate 32 DBS transponders in CONUS at approximately 125 watts per channel, switchable to 16 DBS transponders operating at approximately 250 watts per channel.  The power reduction resulting from the solar array failures currently limits us to operating 24 DBS transponders in CONUS at approximately 125 watts per channel, switchable to 12 DBS transponders operating at approximately 250 watts per channel.  The number of transponders to which power can be provided is expected to decline in the future at the rate of approximately one transponder every three years.

EchoStar VIII.  EchoStar VIII was designed to operate 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel.  EchoStar VIII was also designed with spot-beam technology.  This satellite has experienced several anomalies prior to 2011, but none have reduced its useful life or impacted its commercial operation.  During January 2011, the satellite experienced an anomaly, which temporarily disrupted electrical power to some components causing an interruption of broadcast service.  Testing is being performed to determine if this anomaly will reduce the satellite’s useful life or impact its commercial operations.  There can be no assurance that this anomaly or any future anomalies will not reduce its useful life or impact its commercial operation.

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

FCC Authorizations.  We currently do not have any satellites positioned at the 148 degree orbital location as a result of the retirement of EchoStar V.  While we have requested the necessary approval from the FCC for the continued use of this orbital location, there can be no assurance that the FCC will determine that our proposed future use of this orbital location complies fully with all licensing requirements.  If the FCC decides to revoke this license, we may be required to write-off its $68 million carrying value.

8.      700 MHz Wireless Licenses

In 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009.  To commercialize these licenses and satisfy FCC build-out requirements, we will be required to make significant additional investments or partner with others.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  Part or all of our licenses may be terminated for failure to satisfy FCC build-out requirements.  We are currently performing a market test to evaluate different technologies and consumer acceptance.  In conducting our annual impairment test in 2010, we determined that the estimated fair value of the FCC licenses, calculated using the discounted cash flow analysis, exceeded their carrying amount.  Based on this assessment, this asset was not impaired as of December 31, 2010.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.      Long-Term Debt

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

7 ¾% Senior Notes due 2015

The 7 ¾% Senior Notes mature May 31, 2015.  Interest accrues at an annual rate of 7 ¾% and is payable semi-annually in cash, in arrears on May 31 and November 30 of each year.

The 7 ¾% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

and unpaid interest.  Prior to May 31, 2011, we may also redeem up to 35% of each of the 7 ¾% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.

The 7 ¾% Senior Notes are:

•                  general unsecured senior obligations of DDBS;

•                  ranked equally in right of payment with all of DDBS’ and the guarantors’ existing and future unsecured senior debt; and

•                  ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 7 ¾% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:

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

•                  merge or consolidate with another company; and

•                  transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 7 ¾% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

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

•                  merge or consolidate with another company; and

•                  transfer or sell assets.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 7 1/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

7 7/8% Senior Notes due 2019

On August 17, 2009, we issued $1.0 billion aggregate principal amount of our ten-year, 7 7/8% Senior Notes due September 1, 2019 at an issue price of 97.467%.  Interest accrues at an annual rate of 7 7/8% and is payable semi-annually in cash, in arrears on March 1 and September 1 of each year.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
6 3/8% Senior Notes due 2011	April 1 and October 1	$63,750
7% Senior Notes due 2013	April 1 and October 1	$35,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250
7 3/4% Senior Notes due 2015	May 31 and November 30	$58,125
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875
7 7/8% Senior Notes due 2019	March 1 and September 1	$110,250

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of December 31, 2010 and 2009:

	As of December 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
6 3/8% Senior Notes due 2011	$1,000,000	$1,032,500	$1,000,000	$1,028,750
7 % Senior Notes due 2013	500,000	532,815	500,000	515,000
6 5/8% Senior Notes due 2014	1,000,000	1,032,500	1,000,000	1,010,000
7 3/4% Senior Notes due 2015	750,000	798,750	750,000	789,375
7 1/8% Senior Notes due 2016	1,500,000	1,548,600	1,500,000	1,548,750
7 7/8% Senior Notes due 2019	1,400,000	1,463,000	1,400,000	1,473,500
Mortgages and other notes payable	77,965	77,965	42,107	42,107
Subtotal	6,227,965	$6,486,130	6,192,107	$6,407,482
Capital lease obligations (1)	286,971		304,457
Total long-term debt and capital lease obligations (including current portion)	$6,514,936		$6,496,564

(1)     Disclosure regarding fair value of capital leases is not required.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Long-Term Debt and Capital Lease Obligations

Other long-term debt and capital lease obligations consist of the following:

	As of December 31,
	2010	2009
	(In thousands)
Satellites and other capital lease obligations	$286,971	$304,457
8% note payable for EchoStar VII satellite vendor financing, payable over 13 years from launch	7,577	8,773
6% note payable for EchoStar X satellite vendor financing, payable over 15 years from launch	10,862	11,704
6% note payable for EchoStar XI satellite vendor financing, payable over 15 years from launch	15,951	16,748
6% note payable for EchoStar XIV satellite vendor financing, payable over 15 years from launch	22,000	—
6% note payable for EchoStar XV satellite vendor financing, payable over 15 years from launch	18,000	—
Mortgages and other unsecured notes payable due in installments through 2017 with interest rates ranging from approximately 2% to 13%	3,575	4,882
Total	364,936	346,564
Less current portion	(30,895)	(26,518)
Other long-term debt and capital lease obligations, net of current portion	$334,041	$320,046

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

As of December 31, 2010 and 2009, we had $500 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $109 million and $66 million, respectively.  In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $43 million, $40 million and $15 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2010, 2009 and 2008, respectively.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Future minimum lease payments under the capital lease obligation, together with the present value of the net minimum lease payments as of December 31, 2010 are as follows (in thousands):

For the Years Ended December 31,

2011	$82,184
2012	77,110
2013	75,970
2014	75,970
2015	75,970
Thereafter	390,239
Total minimum lease payments	777,443
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(357,982)
Net minimum lease payments	419,461
Less: Amount representing interest	(132,490)
Present value of net minimum lease payments	286,971
Less: Current portion	(24,801)
Long-term portion of capital lease obligations	$262,170

The summary of future maturities of our outstanding long-term debt as of December 31, 2010 is included in the commitments table in Note 14.

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

As of December 31, 2010, we had no net operating loss carryforwards (“NOLs”) for federal income tax purposes and $13 million of NOL benefit for state income tax purposes.  The state NOLs begin to expire in the year 2020.  In addition, there are $11 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance and $42 million of capital loss carryforwards which were fully offset by a valuation allowance. The credit carryforwards begin to expire in the year 2011.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Current (provision) benefit:
Federal	$(287,523)	$(335,958)	$(243,451)
State	(68,550)	(36,762)	(30,090)
Foreign	—	(79)	—
	(356,073)	(372,799)	(273,541)
Deferred (provision) benefit:
Federal	(227,024)	15,771	(278,336)
State	16,341	(373)	(34,401)
Decrease (increase) in valuation allowance	9,283	(20,028)	(79,581)
	(201,400)	(4,630)	(392,318)
Total benefit (provision)	$(557,473)	$(377,429)	$(665,859)

The actual tax provisions for 2010, 2009 and 2008 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
	2010	2009	2008
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(2.5)	(2.8)	(2.6)
Foreign taxes and income not U.S. taxable	—	—	—
Stock option compensation	0.3	(0.2)	—
Other	0.6	2.7	0.3
Decrease (increase) in valuation allowance	0.5	(2.0)	(5.1)
Total benefit (provision) for income taxes	(36.1)	(37.3)	(42.4)

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2010 and 2009, are as follows:

	As of December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$14,595	$16,684
Unrealized losses on investments	49,555	71,781
Accrued expenses	256,033	175,428
Stock compensation	17,730	9,152
Deferred revenue	56,324	43,328
State taxes net of federal effect	29,599	19,976
Total deferred tax assets	423,836	336,349
Valuation allowance	(73,126)	(97,128)
Deferred tax asset after valuation allowance	350,710	239,221

Deferred tax liabilities:
Depreciation and amortization	(701,497)	(412,288)
Total deferred tax liabilities	(701,497)	(412,288)
Net deferred tax asset (liability)	$(350,787)	$(173,067)

Current portion of net deferred tax asset (liability)	$216,899	$139,708
Noncurrent portion of net deferred tax asset (liability)	(567,686)	(312,775)
Total net deferred tax asset (liability)	$(350,787)	$(173,067)

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations.  We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 1996 due to the carryover of previously incurred net operating losses.  As of December 31, 2010, no taxing authority has proposed any significant adjustments to our tax positions.  We have no significant current tax examinations in process.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
Unrecognized tax benefit	2010	2009	2008
	(In thousands)
Balance as of beginning of period	$224,029	$226,528	$17,593
Additions based on tax positions related to the current year	7,382	7,952	37,583
Additions based on tax positions related to prior years	11,800	3,665	208,137
Reductions based on tax positions related to prior years	(45,197)	(6,042)	(36,785)
Reductions based on tax positions related to settlements with taxing authorities	(493)	(5,899)	—
Reductions based on tax positions related to the lapse of the statute of limitations	(4,201)	(2,175)	—
Balance as of end of period	$193,320	$224,029	$226,528

We have $171 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2010, we recorded $3 million in interest and penalty benefit to earnings. During the years ended December 31, 2009 and 2008, we recorded $9 million and $6 million in interest and penalty expense to earnings, respectively.  Accrued interest and penalties were $13 million and $16 million at December 31, 2010 and 2009, respectively.  The above table excludes these amounts.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Common Stock Repurchase Program

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock.  On November 2, 2010, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2011.  As of December 31, 2010, we may repurchase up to $1.0 billion under the plan.

The following table provides information regarding repurchases of our Class A common stock.

	For the Years Ended December 31,
Class A Common Stock Repurchases	2010	2009	2008
	(In thousands)
Total number of shares repurchased	6,020	1,948	3,137
Dollar value of shares repurchased	$107,079	$18,594	$82,733

Cash Dividend

On December 2, 2009, we paid a cash dividend of $2.00 per share, or approximately $894 million, on our outstanding Class A and Class B common stock to shareholders of record at the close of business on November 20, 2009.

12.    Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH Network employee stock purchase plan (the “ESPP”), in which we are authorized to issue 1.8 million shares of Class A common stock.  At December 31, 2010, we had 0.5 million shares of Class A common stock which remain available for issuance under this plan.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP.  During the years ended December 31, 2010, 2009 and 2008, employee purchases of Class A common stock through the ESPP totaled approximately 0.1 million, 0.2 million and 0.1 million shares, respectively.

DISH NETWORK CORPORATION

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

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2010	2009	2008
	(In thousands)
Matching contributions, net of forfeitures	$1,598	$6,116	$4,641
Discretionary stock contributions, net of forfeitures	$24,954	$29,004	$12,436

13.    Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2010, we had outstanding under these plans stock options to acquire 21.9 million shares of our Class A common stock and 1.6 million restricted stock units.  Stock options granted prior to and on December 31, 2010 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of December 31, 2010, we had 76.2 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2010, the following stock awards were outstanding:

	As of December 31, 2010
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH Network employees	18,447,004	1,271,984	1,037,974	58,784
Held by EchoStar employees	3,471,496	292,348	N/A	N/A
Total	21,918,500	1,564,332	1,037,974	58,784

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

Exercise prices for stock options outstanding and exercisable as of December 31, 2010 are as follows:

		Options Outstanding			Options Exercisable
		Number Outstanding as of December 31, 2010	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2010	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ — -	$ 10.00	6,278,320	7.24	$9.01	662,635	7.35	$8.35
$ 10.00 -	$ 15.00	1,031,414	7.73	$13.99	107,102	7.14	$13.89
$ 15.00 -	$ 20.00	2,532,838	9.17	$18.15	46,999	7.24	$17.80
$ 20.00 -	$ 25.00	8,340,204	4.59	$22.33	4,251,704	4.14	$22.52
$ 25.00 -	$ 30.00	2,896,569	5.57	$26.40	2,031,971	5.04	$26.21
$ 30.00 -	$ 35.00	780,655	5.52	$33.68	466,453	4.96	$33.43
$ 35.00 -	$ 40.00	58,500	6.67	$36.79	23,400	6.63	$36.72
$ — -	$ 40.00	21,918,500	6.19	$18.62	7,590,264	4.78	$22.83

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2010		2009		2008
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	21,861,691	$21.71	21,835,687	$22.50	20,938,403	$22.61
Granted	2,450,500	$18.34	3,077,000	$15.69	7,998,500	$13.67
Exercised	(448,729)	$9.23	(356,793)	$8.95	(976,187)	$19.51
Forfeited and cancelled	(1,944,962)	$22.26	(2,694,203)	$22.93	(6,125,029)	$11.70
Total options outstanding, end of period	21,918,500	$18.62	21,861,691	$21.71	21,835,687	$22.50
Performance based options outstanding, end of period (2)	10,978,750	$15.98	9,362,500	$17.23	10,253,250	$17.19
Exercisable at end of period	7,590,264	$22.83	8,062,091	$27.74	6,606,244	$29.16

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

We realized tax benefits from stock awards exercised during the years ended December 31, 2010, 2009 and 2008 as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Tax benefit from stock awards exercised	$1,665	$1,116	$2,905

Based on the closing market price of our Class A common stock on December 31, 2010, the aggregate intrinsic value of our stock options was as follows:

	As of December 31, 2010
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$76,532	$8,200

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our restricted stock unit activity was as follows:

	For the Years Ended December 31,
	2010		2009		2008
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,246,284	$25.93	1,975,940	$27.44	2,240,284	$28.53
Granted	600,000	$18.15	6,666	$11.11	88,322	$11.09
Vested	(69,875)	$31.36	(113,197)	$28.47	(280,000)	$30.77
Forfeited and cancelled	(212,077)	$23.77	(623,125)	$30.09	(72,666)	$29.33
Total restricted stock units outstanding, end of period	1,564,332	$23.00	1,246,284	$25.93	1,975,940	$27.44
Restricted Performance Units outstanding, end of period (1)	1,494,457	$22.61	1,096,034	$25.18	1,155,940	$24.96

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of December 31, 2010, that assessment could change at any time.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the year ended December 31, 2010, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion
	(In thousands)
DISH Network awards held by DISH Network employees	$38,134	$20,533
EchoStar awards held by DISH Network employees	7,466	4,013
Total	$45,600	$24,546

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2008 LTIP.  During 2008, we adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”).  The 2008 LTIP provides stock options and restricted stock units, either alone or in combination, which vest based on company-specific subscriber and financial goals.  Exercise of the stock awards is contingent on achieving these goals by December 31, 2015.

Although no awards vest until the company attains the performance goals, compensation related to the 2008 LTIP will be recorded based on management’s assessment of the probability of meeting the remaining goals.  If the remaining goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal.  See table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

We determined that 25% of the 2008 LTIP performance goals were probable of achievement, of which 10% of the goals have been fully achieved.  As a result, we recorded non-cash, stock-based compensation expense for the years ended December 31, 2010 and 2009, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Other Employee Performance Awards.  In addition to the above long-term, performance stock incentive plans, we have other stock awards that vest based on certain other company-specific subscriber and financial goals.  Exercise of these stock awards is contingent on achieving certain performance goals.

Additional compensation related to these awards will be recorded based on management’s assessment of the probability of meeting the remaining performance goals.  If the remaining goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal.  See table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

Although no awards vest until the performance goals are attained, we determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the years ended December 31, 2010 and 2009, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain company-specific subscriber and financial goals was not probable as of December 31, 2010, that assessment could change at any time.

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards (1)
	(In thousands)
Expense estimated to be recognized during 2011	$1,065	$271
Estimated contingent expense subsequent to 2011	26,378	25,273
Total estimated remaining expense over the term of the plan	$27,443	$25,544

(1)  Certain long-term, performance stock awards expired without vesting during the first quarter of 2011.  As a result, the non-cash, stock-based compensation expense associated with those awards is excluded from this table.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2010	2009	2008
	(In thousands)
2008 LTIP	$2,984	$3,560	$—
Other employee performance awards	271	234	—
Total non-cash, stock-based compensation expense recognized for performance-based awards	$3,255	$3,794	$—

Of the 21.9 million stock options and 1.6 million restricted stock units outstanding under our stock incentive plans as of December 31, 2010, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of December 31, 2010
	Number of Awards	Weighted- Average Exercise Price
Performance Based Stock Options
2005 LTIP	3,485,500	$23.00
2008 LTIP	5,493,250	$10.64
Other employee performance awards	2,000,000	$18.41
Total	10,978,750	$15.98

Restricted Performance Units and Other
2005 LTIP	466,495
2008 LTIP	45,750
Other employee performance awards	982,212
Total	1,494,457

Stock-Based Compensation

During the year ended December 31, 2010, we incurred $3 million of additional non-cash, stock-based compensation cost in connection with the Stock Option Adjustment discussed previously.  This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2010, 2009 and 2008 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Subscriber-related	$1,160	$1,069	$797
General and administrative	14,227	11,158	14,552
Total non-cash, stock-based compensation	$15,387	$12,227	$15,349

As of December 31, 2010, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $20 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 3.7% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on stock awards

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock award for the years ended December 31, 2010, 2009 and 2008 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

For the Years Ended December 31,
Stock Options	2010	2009	2008
Risk-free interest rate	1.50% - 2.89%	1.70% - 3.19%	1.00% - 3.42%
Volatility factor	33.33% - 38.63%	29.72% - 45.97%	19.98% - 39.90%
Expected term of options in years	5.2 - 7.5	3.0 - 7.3	3.0 - 7.5
Weighted-average fair value of options granted	$6.83 - $8.14	$3.86 - $8.29	$3.12 - $8.72

In December 2009, we paid a $2.00 cash dividend per share on our outstanding Class A and Class B common stock.  While we currently do not intend to declare additional dividends on our common stock, we may elect to do so from time to time.  Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model is set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of subjective assumptions.  Changes in the subjective input assumptions can materially affect the fair value estimate.  Therefore, we do not believe the existing models provide as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.

We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.

14.    Commitments and Contingencies

Commitments

As of December 31, 2010, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)
Long-term debt obligations	$6,227,965	$1,006,094	$6,444	$506,114	$1,005,778	$756,160	$2,947,375
Capital lease obligations	286,971	24,801	21,700	22,630	24,881	27,339	165,620
Interest expense on long-term debt and capital lease obligations	2,443,097	467,758	401,896	399,672	362,274	264,500	546,997
Satellite-related obligations	2,416,671	229,492	242,308	250,749	230,731	230,514	1,232,877
Operating lease obligations	115,533	48,647	31,739	19,232	8,355	3,077	4,483
Purchase obligations	1,917,381	1,022,932	256,998	253,947	240,543	136,701	6,260
Total	$13,407,618	$2,799,724	$961,085	$1,452,344	$1,872,562	$1,418,291	$4,903,612

The “Satellite-related obligations” in our Form 10-K for the year ended December 31, 2009 as filed on March 1, 2010 inadvertently excluded the EchoStar XVI ten-year satellite lease commitment, which was agreed to in December 2009, and is expected to commence during the fourth quarter of 2012.  The obligations associated with this lease would have increased the previously reported “Satellite-related obligations” during 2012, 2013, 2014, and thereafter by approximately $18 million, $72 million, $72 million and $553 million, respectively.  These amounts are included in the table above.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $193 million of liabilities associated with unrecognized tax benefits which were accrued, as discussed in Note 10 and are included on our Consolidated Balance Sheets as of December 31, 2010.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

The table above does not include the $87.5 million associated with the Credit Facility we entered into with DBSD North America on February 1, 2011.  The Credit Facility remains subject to approval by the Bankruptcy Court.  In addition, on February 1, 2011 we committed to acquire 100% of the equity of reorganized DBSD North America for approximately $1.0 billion subject to certain adjustments, including interest accruing on DBSD North America’s existing debt.  This amount is also not included in the table above.  This transaction is to be completed upon satisfaction of certain conditions, including approval by the FCC and DBSD North America’s emergence from bankruptcy.  See Note 18 for further discussion.

Satellite-Related Obligations

Satellites Under Construction.  As of December 31, 2010, we have agreed to lease capacity on two satellites from EchoStar that are currently under construction.  Future commitments related to these satellites are included in the table above under “Satellite-related obligations.”

•                  QuetzSat-1.  During 2008, we entered into a ten-year transponder service agreement with EchoStar to lease capacity on QuetzSat-1, a DBS satellite, which is expected to be launched during the second half of 2011.

•                  EchoStar XVI.  During December 2009, we entered into a ten-year transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, which is expected to be launched during the second half of 2012.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $290 million over approximately the next four years that are not included in the table above.

In addition, during the third quarter of 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of its obligation under this agreement through 2019.  As of December 31, 2010, the remaining obligation under this agreement, including the guarantee of $553 million, is included in the table above.

As of December 31, 2010, we have not recorded a liability on the balance sheet for any of these guarantees.

Purchase Obligations

Our 2011 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, satellite and transponder leases, engineering and for products and services related to the operation of our DISH Network.  Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Rent Expense

Total rent expense for operating leases was $263 million, $189 million and $204 million in 2010, 2009 and 2008, respectively.

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

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California.  The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants.  Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The suit alleges infringement of United States Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702, which relate to certain systems and methods for transmission of digital data.  On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice.  On October 8, 2010, the Federal Circuit Court of Appeals affirmed the dismissal.  Acacia may no longer appeal this dismissal since their time to seek en banc review with the Federal Circuit Court of Appeals or petition the United States Supreme Court for certiorari has now expired.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado.  Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent).  The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data.  The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards.  Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

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

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family.  ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements.  We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  We appealed the partial grant of ESPN’s motion to the New York State Supreme Court, Appellate Division, First Department.  After the partial grant of ESPN’s motion, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $65 million under the

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

applicable affiliation agreement.  There can be no assurance that ESPN will not seek, and that the New York State Supreme Court, Appellate Division, First Department will not award a higher amount. .  On December 29, 2010, the New York State Supreme Court, Appellate Division, First Department affirmed the partial grant of ESPN’s motion on the counterclaim.  However, it did not rule on the amount that we owe ESPN pursuant to its counterclaim.  The appellate court will determine this amount as part of a separate proceeding.  For the year ended December 31, 2010, we recorded $42 million as a “Litigation accrual” on our Consolidated Balance Sheets and in “Litigation expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss), which reflects our estimated exposure for ESPN’s counterclaim. We intend to vigorously prosecute and defend this case.

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

During 2006, we and EchoStar, together with NagraStar L.L.C., filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent.  Finisar brought counterclaims against us, EchoStar and NagraStar alleging that we infringed the ‘505 patent.  During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial.  On remand, the District Court granted summary judgment in favor of DirecTV and during January 2010, the Federal Circuit affirmed the District Court’s grant of summary judgment, and dismissed the action with prejudice.  Finisar then agreed to dismiss its counterclaims against us, EchoStar and NagraStar without prejudice.  We also agreed to dismiss our Declaratory Judgment action without prejudice.

Ganas L.L.C.

During August 2010, Ganas, L.L.C. (“Ganas”) filed suit against DISH DBS Corporation, our indirect wholly owned subsidiary, Sabre Holdings Corporation, SAP America, Inc., SAS Institute Inc., Scottrade, Inc., TD Ameritrade, Inc., The Charles Schwab Corporation, Tivo Inc., Unicoi Systems Inc., Xerox Corporation, Adobe Systems Inc., AOL Inc., Apple Inc., Axibase Corporation, DirecTV, E*Trade Securities L.L.C., Exinda Networks, Fidelity Brokerage Services L.L.C., Firstrade Securities Inc., Hewlett-Packard Company, iControl Inc., International Business Machines Corporation and JPMorgan Chase & Co. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos.  7,136,913, 7,325,053, and 7,734,756.  The patents relate to hypertext transfer protocol and simple object access protocol.  Ganas is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Olympic Developments

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against us, Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of  United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs requested that the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation.  On September 20, 2010, we agreed to a settlement of both lawsuits that provides, among other things, for mutual releases of the claims underlying the litigation, payment by us of up to $60 million, and the option for certain class members to elect to reinstate certain monthly incentive payments, which the parties agreed have an aggregate maximum value of $23 million.  We cannot predict with any degree of certainty how many class members will elect to reinstate these monthly incentive payments.   As a result, we recorded $60 million as a “Litigation accrual” on our Consolidated Balance Sheets and in “Litigation expense” for the year ended December 31, 2010 on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On February 9, 2011, the court granted final approval of the settlement; however, our payment of the settlement amount is still subject to the satisfaction of certain conditions, including the lapse of all applicable appeal periods.

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against DISH Network L.L.C., our indirect wholly owned subsidiary, and EchoStar in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398.  Suomen is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunication network.

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

Technology Development Licensing

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Tivo Inc.

During January 2008, the United States Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo.  As of September 2008, we had recorded a total accrual of $132 million on our Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages through September 2006 and pre-judgment interest awarded by the Texas court, together with the estimated cost of potential further software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to entry of the judgment.  In its January 2008 decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” and upheld the award of damages from the District Court.  The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings.  On October 6, 2008, the Supreme Court denied our petition for certiorari.  As a result, approximately $105 million of the total $132 million accrual was released from an escrow account to Tivo.

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

The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions.  Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges we made from subscribers using DVRs.  We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction.  We also challenged Tivo’s calculation of profits. On September 4, 2009, the District Court partially granted Tivo’s motion for contempt sanctions and awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month).  By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million.  The District Court also awarded Tivo its attorneys’ fees and costs incurred during the contempt proceedings.  Enforcement of these awards has been stayed by the District Court pending resolution of our appeal of the underlying June 2009 contempt order.  On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys’ fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million.  During the year ended December 31, 2009, we increased our total accrual by $361 million to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement (including

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

contempt sanctions for the period from April 2008 through June 2009) for the period from April 2008 through December 2009 plus interest.  During the years ended December 31, 2010 and 2009, we recorded $124 million and $361 million, respectively, of “Litigation expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2008, we did not record any litigation expense related to this case.  Our total accrual at December 31, 2010 was $517 million and is included in “Litigation accrual” on our Consolidated Balance Sheets.

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

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals.  On March 4, 2010, the Federal Circuit affirmed the District Court’s contempt order in a 2-1 decision.  On May 14, 2010, our petition for en banc review of that decision by the full Federal Circuit was granted and the opinion of the three-judge panel was vacated.  Oral argument occurred on November 9, 2010.  There can be no assurance that the full Federal Circuit will reverse the decision of the three-judge panel.  Tivo has stated that it will seek additional damages for the period from June 2009 to the present.  Although we have accrued our best estimate of damages, contempt sanctions and interest through December 31, 2010, there can be no assurance that Tivo will not seek, and that the court will not award, an amount that exceeds our accrual.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Voom

In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal. Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

15.            Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2010, 2009 and 2008 are as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2010	$16,372	$115,478	$(102,200)	$29,650
December 31, 2009	$15,207	$112,025	$(110,860)	$16,372
December 31, 2008	$14,019	$98,629	$(97,441)	$15,207

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

16.            Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Year ended December 31, 2010:
Total revenue	$3,057,395	$3,169,042	$3,207,728	$3,206,579
Operating income (loss)	456,979	525,810	454,657	503,382
Net income (loss)	230,915	256,984	244,978	251,855
Net income (loss) attributable to DISH Network common shareholders	230,947	256,990	244,964	251,828
Basic net income (loss) per share attributable to DISH Network common shareholders	$0.52	$0.57	$0.55	$0.57
Diluted net income (loss) per share attributable to DISH Network common shareholders	$0.52	$0.57	$0.55	$0.56

Year ended December 31, 2009:
Total revenue	$2,905,321	$2,903,701	$2,892,147	$2,962,982
Operating income (loss)	574,563	262,759	194,663	354,945
Net income (loss)	312,684	63,420	80,493	178,806
Net income (loss) attributable to DISH Network common shareholders	312,684	63,420	80,562	178,879
Basic net income (loss) per share attributable to DISH Network common shareholders	$0.70	$0.14	$0.18	$0.40
Diluted net income (loss) per share attributable to DISH Network common shareholders	$0.70	$0.14	$0.18	$0.40

17.            Related Party Transactions with EchoStar

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Equipment sales - EchoStar”

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  This agreement expires on January 1, 2012.  EchoStar may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to us.  We may also terminate this agreement if certain entities acquire us.

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

Professional Services Agreement.  During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive from us the following services, among others, certain of which were previously provided under the transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program management and other support services.  Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (as discussed below, previously provided under the satellite procurement agreement) and receive logistics, procurement and quality assurance services from EchoStar (as discussed below, previously provided under the services agreement).  The professional services agreement expires on January 1, 2012, but renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the services it receives with respect to a particular service for any reason upon at least 30 days notice.

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

The management services agreement automatically renewed on January 1, 2011 for an additional one-year period until January 1, 2012 and renews automatically for successive one-year periods thereafter, unless terminated earlier: (i) by EchoStar at any time upon at least 30 days prior notice; (ii) by us at the end of any renewal term, upon at least 180 days notice; or (iii) by us upon notice to EchoStar, following certain changes in control.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellite Capacity Leased to EchoStar.  During 2009, we entered into a satellite capacity agreement pursuant to which EchoStar leases certain satellite capacity from us on EchoStar I.  The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the length of the lease.  The lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite (unless EchoStar determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends, among other things, upon the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  EchoStar generally has the option to renew this lease on a year-to-year basis through the end of the satellite’s life.  There can be no assurance that any options to renew this agreement will be exercised.

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

“Satellite and transmission expenses — EchoStar”

Broadcast Agreement.  In connection with the Spin-off, we entered into a broadcast agreement pursuant to which EchoStar provides certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services for a period ending on January 1, 2012.  We may terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to EchoStar.  If we terminate teleport services for a reason other than EchoStar’s breach, we are obligated to pay EchoStar the aggregate amount of the remainder of the expected cost of providing the teleport services.  The fees for services provided under the broadcast agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the products and services provided.

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

Satellite Capacity Leased from EchoStar.  In connection with the Spin-off and subsequent to the Spin-off, we entered into certain satellite capacity agreements pursuant to which we lease certain satellite capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease.  The term of each of the leases is set forth below:

EchoStar III, VI, VIII and XII.  We lease certain satellite capacity from EchoStar on EchoStar VI, VIII and XII.  The leases generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  We generally have the

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  In August 2010, our lease of EchoStar III terminated when it was replaced by EchoStar XV.

EchoStar IX.  We lease certain satellite capacity from EchoStar on EchoStar IX.  Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis.

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

Nimiq 5 Agreement.  During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During 2009, EchoStar also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which we will receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We and EchoStar are currently receiving service on 23 of these DBS transponders and will receive service on the remaining nine DBS transponders over a phase-in period that will be completed in 2012.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussions under “Guarantees” in Note 14.

Under the terms of the DISH Telesat Agreement, we make certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Telesat Agreement, the service term will expire ten years following the date it was placed into service.  Upon expiration of the initial term we have the option to renew the DISH Telesat Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite expected to be placed into service at the 77 degree orbital location during the second half of 2011.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

TT&C Agreement.  In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for a period ending on January 1, 2012.  The fees for services provided under the TT&C agreement are calculated at cost plus a fixed margin.  We may terminate the TT&C agreement for any reason upon at least 60 days notice.

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

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Set-top boxes and other equipment purchased from EchoStar	$1,470,173	$1,174,763	$1,491,556

Set-top boxes and other equipment purchased from EchoStar included in “Cost of sales — subscriber promotion subsidies — EchoStar”	$175,777	$188,793	$167,508

In connection with the Spin-off, we entered into a receiver agreement pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes and related accessories, and other equipment from EchoStar for a period ending on January 1, 2012.  The receiver agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  Additionally, EchoStar provides us with standard manufacturer warranties for the goods sold under the receiver agreement.  We may terminate the receiver agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar may terminate the receiver agreement if certain entities were to acquire us.  The receiver agreement also includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.

“General and administrative expenses — EchoStar”

Product Support Agreement.  In connection with the Spin-off, we entered into a product support agreement pursuant to which we have the right, but not the obligation, to receive product support from EchoStar (including certain engineering and technical support services) for all set-top boxes and related accessories that EchoStar has previously sold and in the future may sell to us.  The fees for the services provided under the product support agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the services provided.  The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier.  We may terminate the product support agreement for any reason upon at least 60 days notice.  In the event of an early termination of this agreement, we are entitled to a refund of any unearned fees paid to EchoStar for the services.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each of the leases is set forth below:

•                  Inverness Lease Agreement.  The lease for certain space at 90 Inverness Circle East in Englewood, Colorado expires on January 1, 2012.

•                  Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on January 1, 2012 with a renewal option for one additional year.

•                  Santa Fe Lease Agreement.  The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado is for a period ending on January 1, 2012 with a renewal option for one additional year.

•                  EDN Sublease Agreement.  The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia is for a period ending on October 31, 2016.

•                  Gilbert Lease Agreement.  The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona expired on January 1, 2010.

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

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we will receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  We have the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar.

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we will receive, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon at least 120 days notice to EchoStar.

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we will receive certain place-shifting services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon at least 120 days notice to EchoStar.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

EchoStar XV Launch Service.  During 2009, EchoStar assigned certain of its rights under a launch contract to us for EchoStar’s fair value of $103 million.  This amount was paid to EchoStar during the first quarter of 2010.  We recorded these rights at EchoStar’s net book value of $89 million and recorded the $14 million difference between EchoStar’s net book value and our purchase price as a capital transaction with EchoStar.  We used these rights to launch EchoStar XV in July 2010.

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

International Programming Rights Agreement.  During the years ended December 31, 2010, 2009 and 2008, we purchased approximately $2 million, $8 million and $8 million, respectively,  of certain international rights for sporting events from EchoStar, included in “Subscriber-related expenses” on the Consolidated Statements of Operations and Comprehensive Income (Loss), of which EchoStar only retained a certain portion.

Acquisition of South.com, L.L.C.  During October 2010, we purchased all of South.com, L.L.C. from EchoStar and another party for $5 million.  South.com, L.L.C. is an entity that holds certain authorizations for multichannel video and data distribution service (MVDDS) spectrum in the United States.

Other Agreements

In November 2009, Mr. Roger Lynch became employed by both us and EchoStar as Executive Vice President.  Mr. Lynch is responsible for the development and implementation of advanced technologies that are of potential utility and importance to both us and EchoStar.  Mr. Lynch’s compensation consists of cash and equity compensation and is borne by both EchoStar and us.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Related Party Transactions with NagraStar L.L.C.

Prior to the Spin-off, we owned 50% of NagraStar L.L.C. (“NagraStar”), which was contributed to EchoStar in connection with the Spin-off.  NagraStar is a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only paying customers have access to our programming.  During the years ended December 31, 2010, 2009 and 2008, we incurred security access and other fees and purchased security access devices at an aggregate cost to us of $80 million, $82 million and $59 million, respectively, from NagraStar.  As of December 31, 2010 and 2009, amounts payable to NagraStar totaled $13 million and $17 million, respectively.

18.    Subsequent Events

DBSD North America

On February 1, 2011, we entered into a commitment to provide the Credit Facility to DBSD North America and certain of its affiliates in connection with filings by DBSD North America and such affiliates for protection under Chapter 11 of the U.S. Bankruptcy Code.  The Credit Facility, which remains subject to approval by the Bankruptcy Court, will consist of a non-revolving, multiple draw term loan in the aggregate principal amount of $87.5 million, with drawings subject to the terms and conditions set forth in the Credit Facility.

On February 1, 2011, we also entered into an investment agreement pursuant to which we have committed to acquire 100% of the equity of reorganized DBSD North America for approximately $1.0 billion subject to certain adjustments, including interest accruing on DBSD North America’s existing debt.  This transaction is to be completed upon satisfaction of certain conditions, including approval by the FCC and DBSD North America’s emergence from bankruptcy.  Under the investment agreement, which remains subject to approval by the Bankruptcy Court, we have also committed to support DBSD North America’s plan of reorganization under which: (i) all claims under their 7.5% Convertible Senior Secured Notes due 2009, issued under that certain indenture dated August 15, 2005, as supplemented and amended, among DBSD North America, the guarantors named therein, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, will be paid in full; (ii) all of DBSD North America’s obligations under the Credit Facility will be paid in full; (iii) the holders of general unsecured claims of DBSD North America shall receive partial payment; and (iv) certain additional claims in bankruptcy will also be paid in full.

As of December 31, 2010, we held $56 million of DBSD North America’s 7.5% Convertible Senior Secured Notes due 2009 and a $47 million line of credit pursuant to the Amended and Restated Revolving Credit Agreement, dated as of April 7, 2008 between DISH Network and DBSD North America, both of which are included in “Marketable and other investment securities” on our Consolidated Balance Sheets.