Form 10-Q
period 2011-03-31
DISH Network CORP
filed 2011-05-02
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

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

As of April 20, 2011, the registrant’s outstanding common stock consisted of 206,315,632 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

i

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

ii

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

iii

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$1,163,522	$640,672
Marketable investment securities (Note 4)	2,250,215	2,299,705
Trade accounts receivable - other, net of allowance for doubtful accounts of $13,418 and $29,650, respectively	718,979	771,898
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	21,854	14,155
Inventory	427,699	487,575
Deferred tax assets	233,645	216,899
Other current assets	180,841	142,489
Total current assets	4,996,755	4,573,393

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 4)	186,440	144,437
Property and equipment, net of accumulated depreciation of $2,725,748 and $2,684,521, respectively	3,255,356	3,232,348
FCC authorizations	1,391,441	1,391,441
Marketable and other investment securities (Note 4)	369,535	224,517
Other noncurrent assets, net	81,086	66,017
Total noncurrent assets	5,283,858	5,058,760
Total assets	$10,280,613	$9,632,153

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$120,726	$161,767
Trade accounts payable - EchoStar	250,050	238,997
Deferred revenue and other	845,799	803,768
Accrued programming	1,053,030	1,089,988
Litigation accrual (Note 11)	284,346	619,022
Other accrued expenses	710,100	554,864
Current portion of long-term debt and capital lease obligations	1,027,622	1,030,895
Total current liabilities	4,291,673	4,499,301

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	5,478,723	5,484,041
Deferred tax liabilities	806,856	567,686
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	205,833	214,568
Total long-term obligations, net of current portion	6,491,412	6,266,295
Total liabilities	10,783,085	10,765,596

Commitments and Contingencies (Note 9)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 261,149,191 and 260,917,977 shares issued, 205,030,931 and 204,799,717 shares outstanding, respectively	2,611	2,609
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,190,738	2,171,799
Accumulated other comprehensive income (loss)	154,861	93,357
Accumulated earnings (deficit)	(1,285,225)	(1,834,619)
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	(504,090)	(1,133,929)
Noncontrolling interest	1,618	486
Total stockholders’ equity (deficit)	(502,472)	(1,133,443)
Total liabilities and stockholders’ equity (deficit)	$10,280,613	$9,632,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Revenue:
Subscriber-related revenue	$3,199,099	$3,036,133
Equipment sales and other revenue	16,001	13,830
Equipment sales - EchoStar	3	912
Services and other revenue - EchoStar	9,028	6,520
Total revenue	3,224,131	3,057,395

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below - Note 6)	1,693,695	1,639,362
Satellite and transmission expenses (exclusive of depreciation shown below - Note 6):
EchoStar	108,913	101,478
Other	10,200	9,986
Equipment, services and other cost of sales	22,267	16,902
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar (exclusive of depreciation shown below - Note 6)	54,426	26,903
Other subscriber promotion subsidies	226,841	313,683
Subscriber acquisition advertising	73,632	71,427
Total subscriber acquisition costs	354,899	412,013
General and administrative expenses - EchoStar (exclusive of depreciation shown below - Note 6)	11,940	11,430
General and administrative expenses (exclusive of depreciation shown below - Note 6)	149,844	139,390
Litigation expense (Note 11)	(340,677)	30,193
Depreciation and amortization (Note 6)	229,697	239,662
Total costs and expenses	2,240,778	2,600,416

Operating income (loss)	983,353	456,979

Other Income (Expense):
Interest income	6,286	5,777
Interest expense, net of amounts capitalized	(120,179)	(112,947)
Other, net	11,633	4,655
Total other income (expense)	(102,260)	(102,515)

Income (loss) before income taxes	881,093	354,464
Income tax (provision) benefit, net	(331,767)	(123,549)
Net income (loss)	549,326	230,915
Less: Net income (loss) attributable to noncontrolling interest	(68)	(32)
Net income (loss) attributable to DISH Network common shareholders	$549,394	$230,947

Comprehensive Income (Loss):
Net income (loss)	$549,326	$230,915
Unrealized holding gains (losses) on available-for-sale securities	67,800	18,268
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(6,296)	(277)
Comprehensive income (loss)	610,830	248,906
Less: Comprehensive income (loss) attributable to noncontrolling interest	(68)	(32)
Comprehensive income (loss) attributable to DISH Network common shareholders	$610,898	$248,938

Weighted-average common shares outstanding - Class A and B common stock:
Basic	443,360	446,732
Diluted	448,850	447,530

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network common shareholders	$1.24	$0.52
Diluted net income (loss) per share attributable to DISH Network common shareholders	$1.22	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$549,326	$230,915
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	229,697	239,662
Realized and unrealized losses (gains) on investments	(11,618)	(4,527)
Non-cash, stock-based compensation	15,177	6,316
Deferred tax expense (benefit)	221,798	(30,918)
Other, net	3,826	5,676
Change in noncurrent assets	(4,175)	(2,005)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(8,738)	329
Changes in current assets and current liabilities, net	(150,998)	280,566
Net cash flows from operating activities	844,295	726,014

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,214,236)	(1,576,756)
Sales and maturities of marketable investment securities	1,284,087	1,274,057
Purchases of property and equipment	(232,952)	(320,370)
Launch service assigned from EchoStar (Note 10)	—	(102,913)
Change in restricted cash and marketable investment securities	(42,000)	17
Purchase of strategic investments included in noncurrent marketable and other investment securities	(122,800)	—
Proceeds from sale of strategic investments	11,327	15,000
Other	(291)	(109)
Net cash flows from investing activities	(316,865)	(711,074)

Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(8,498)	(7,079)
Class A common stock repurchases	—	(14,497)
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	3,596	709
Other	322	—
Net cash flows from financing activities	(4,580)	(20,867)

Net increase (decrease) in cash and cash equivalents	522,850	(5,927)
Cash and cash equivalents, beginning of period	640,672	105,844
Cash and cash equivalents, end of period	$1,163,522	$99,917

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$114,752	$119,361
Capitalized interest	$—	$8,302
Cash received for interest	$7,363	$7,481
Cash paid for income taxes	$7,440	$35,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Organization and Business Activities

Principal Business

DISH Network Corporation is a holding company.  Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our”) operate the DISH Network® direct broadcast satellite (“DBS”) subscription television service in the United States which had 14.191 million subscribers as of March 31, 2011.  We have deployed substantial resources to develop the “DISH Network DBS System.”  The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

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

2.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 10-K”).  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Fair Value of Financial Instruments

As of March 31, 2011 and December 31, 2010, the carrying value for cash and cash equivalents, current marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities is equal to or approximates fair value due to their short-term nature or proximity to current market rates.

Fair values for our publicly traded debt securities are based on quoted market prices.  The fair values of our private debt is estimated based on an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the notes.  See Note 7 for the fair value of our long-term debt.

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

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Net income (loss) attributable to DISH Network common shareholders	$549,394	$230,947

Weighted-average common shares outstanding - Class A and B common stock:
Basic	443,360	446,732
Dilutive impact of stock awards outstanding	5,490	798
Diluted	448,850	447,530

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network common shareholders	$1.24	$0.52
Diluted net income (loss) per share attributable to DISH Network common shareholders	$1.22	$0.52

As of March 31, 2011 and 2010, there were stock awards to purchase 7.1 million and 12.1 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is antidilutive.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Vesting of options and rights to acquire shares of our Class A common stock (“Restricted Performance Units”) granted pursuant to our performance based stock incentive plans is contingent upon meeting certain goals which are not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of March 31,
	2011	2010
	(In thousands)
Performance based options	10,859	9,219
Restricted Performance Units and other	1,101	1,016
Total	11,960	10,235

4.      Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of
	March 31,	December 31,
	2011	2010
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$1,165,177	$1,334,081
Current marketable investment securities - strategic	198,708	211,141
Current marketable investment securities - other	886,330	754,483
Total current marketable investment securities	2,250,215	2,299,705
Restricted marketable investment securities (1)	80,390	62,196
Noncurrent marketable investment securities - ARS and MBS (2)	123,191	119,121
Total marketable investment securities	2,453,796	2,481,022

Restricted cash and cash equivalents (1)	106,050	82,241

Other investment securities:
Other investment securities - cost method	2,805	2,805
Other investment securities	243,539	102,591
Total other investment securities (2)	246,344	105,396

Total marketable investment securities, restricted cash and other investment securities	$2,806,190	$2,668,659

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities include strategic and financial investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of March 31, 2011, a significant portion of our strategic investment portfolio consisted of securities of several issuers, and the value of that portfolio depends on those issuers.

We account for certain debt securities acquired at a discount under the cost recovery method, partial accrual or full accrual methods based on management’s quarterly evaluation of these securities.  These debt securities were purchased at a discount due to their credit quality.  As a result, the yield that may be accreted (accretable yield) is limited to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (including the effects of prepayments) expected to be collected over our initial investment.  The face value and carrying value, which is equal to fair value, of these securities as of March 31, 2011 and December 31, 2010 was $16 million.  The total discount on these securities was $2 million as of March 31, 2011 with $2 million classified as accretable yield.  The total discount on these securities was $3 million as of December 31, 2010 with $3 million classified as accretable yield.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of March 31, 2011 and December 31, 2010, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for our litigation with TiVo (See Note 11) and ESPN (See Note 9).

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

Fair Value Election.  As of March 31, 2011 our ARS and MBS noncurrent marketable investment securities portfolio of $123 million includes $66 million of securities accounted for under the fair value method.  In March 2010, the FASB issued Accounting Standards Update 2010-11 (“ASU 2010-11”), Derivatives and Hedging:  Scope Exception Related to Embedded Credit Derivatives.  ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from certain bifurcation requirements.  Only one form of embedded credit derivative qualifies for the exemption - one that is related to the subordination of one financial instrument to another.  As a result, entities that have contracts containing an embedded credit derivative feature in a form other than subordination may need to separately account for the embedded credit derivative feature.  On July 1, 2010, we elected to apply the fair value option to certain of our ARS portfolio impacted by ASU 2010-11.  As a result, a $50 million loss, net of tax, related to these ARS in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” as of June 30, 2010 was included as a cumulative-effect adjustment to “Accumulated earnings (deficit).”  All changes in the fair value of these investments after June 30, 2010 are recognized in our results of operations and included in “Other, net” income and expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and detailed in the table titled “Gains and Losses on Sales and Changes in Carrying Value of Investments” below.

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

DBSD North America (ICO)

Over the past several years, we have made various strategic investments in DBSD North America Inc. (“DBSD North America”), a subsidiary of ICO Global Communications (Holdings) Limited (“ICO”).  DBSD North America is developing an advanced hybrid system which combines both satellite and terrestrial communications capabilities capable of supporting wireless voice, data and/or Internet services throughout the United States.  We have committed, through various agreements described below, to acquire 100% of the equity of reorganized DBSD North America for approximately $1.4 billion.  Our ultimate acquisition of 100% of the equity of reorganized DBSD North America is subject to the satisfaction of certain conditions, including approval by the FCC and DBSD North America’s emergence from bankruptcy.

Investment in DBSD North America as of the Balance Sheet Dates.  As of March 31, 2011 and December 31, 2010, our other investment securities portfolio included DBSD North America’s 7.5% Convertible Senior Secured Notes due 2009 of $112 million and $56 million, respectively.  In addition, as of March 31, 2011 and December 31, 2010, we held a $47 million line of credit pursuant to the Amended and Restated Revolving Credit Agreement, dated as of April 7, 2008 between us and DBSD North America.  During the quarter ended March 31, 2011, we made additional investments in DBSD North America pursuant to various agreements discussed below.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Investment Agreement.  On February 1, 2011, we entered into an $87.5 million Credit Facility with DBSD North America and committed to acquire 100% of the equity of reorganized DBSD North America (the “Investment Agreement”) for approximately $1.4 billion subject to certain adjustments, including interest accruing on DBSD North America’s existing debt.  As of March 31, 2011, we had funded $50 million under the Credit Facility.

On February 24, 2011 and again on March 15, 2011, we amended the Investment Agreement (the “Revised Investment Agreement”).  Pursuant to the Revised Investment Agreement, on March 22, 2011, we initiated a tender offer to purchase all of DBSD North America’s outstanding 7.5% Convertible Senior Secured Notes due 2009, certain claims against a DBSD North America’s debtor affiliate and certain allowed claims against DBSD North America.  The tender offer expired on April 18, 2011 and on April 20, 2011 we made payments of approximately $746 million to purchase tendered DBSD North America’s 7.5% Convertible Senior Secured Notes due 2009, certain claims against a DBSD’s debtor affiliate and claims against DBSD North America.

Restructuring Support Agreement and Implementation Agreement.  In connection with the Revised Investment Agreement on March 15, 2011, we entered into a Restructuring Support Agreement and an Implementation Agreement with ICO Global Communications (Holdings) Limited (“ICO”), the parent company of DBSD North America,  pursuant to which ICO provided us with certain assets, rights and ICO’s support of the reorganization of DBSD North America in exchange for approximately $325 million in consideration, $290 million of which will be creditable against any amounts payable to ICO or any successor under the plan of reorganization of DBSD North America.  We have also agreed to indemnify ICO against certain liabilities in connection with certain pending litigation related to DBSD North America.

On March 21, 2011, we paid $35 million to ICO pursuant to the Implementation Agreement, which is included in “Marketable and other investment securities” on the Condensed Consolidated Balance Sheets as of March 31, 2011.  On April 26, 2011, subsequent to the date of the Condensed Consolidated Balance Sheet, we made a second payment of approximately $280 million to ICO pursuant to the Implementation Agreement for the capital stock of DBSD North America.

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2011 and December 31, 2010, we had accumulated net unrealized gains of $155 million and $93 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  A full valuation allowance has been established against any deferred taxes that are capital in nature.  The components of our available-for-sale investments are detailed in the table below.

	As of March 31, 2011				As of December 31, 2010
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$1,165,177	$—	$—	$—	$1,334,081	$—	$—	$—
ARS and MBS	57,377	906	(10,152)	(9,246)	56,430	902	(12,262)	(11,360)
Other (including restricted)	1,094,404	89,372	(1,271)	88,101	888,621	32,256	(1,676)	30,580
Equity securities:
Other	182,669	83,953	(7,949)	76,004	195,022	82,565	(8,429)	74,136
Subtotal	2,499,627	$174,231	$(19,372)	$154,859	2,474,154	$115,723	$(22,367)	$93,356
ARS fair value election	65,814				62,691
Less certain other investment securities	(111,645)				(55,823)
Total marketable investment securities	$2,453,796				$2,481,022

As of March 31, 2011, restricted and non-restricted marketable investment securities include debt securities of $1.951 billion with contractual maturities of one year or less and $432 million with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of March 31, 2011 and December 31, 2010, the unrealized losses on our investments in equity securities represent a company in the technology industry.  We are not aware of any specific factors which indicate the unrealized losses in these investments are due to anything other than temporary market fluctuations.  As of March 31, 2011 and December 31, 2010, the unrealized losses on our investments in debt securities primarily represent investments in auction rate, mortgage and asset-backed securities.  We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

			As of March 31, 2011
	Primary	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Reason for	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Unrealized Loss	Value	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
Debt securities	Temporary market fluctuations	$370,957	$275,992	$(268)	$1,340	$(7)	$93,625	$(11,148)
Equity securities	Temporary market fluctuations	27,942	27,942	(7,949)	—	—	—	—
Total		$398,899	$303,934	$(8,217)	$1,340	$(7)	$93,625	$(11,148)

			As of December 31, 2010
			(In thousands)
Debt securities	Temporary market fluctuations	$312,857	$93,072	$(174)	$26,182	$(103)	$193,603	$(13,661)
Equity securities	Temporary market fluctuations	26,890	26,890	(8,429)	—	—	—	—
Total		$339,747	$119,962	$(8,603)	$26,182	$(103)	$193,603	$(13,661)

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Our assets measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs	$1,165,177	$—	$1,165,177	$—	$1,334,081	$—	$1,334,081	$—
ARS and MBS	123,191	—	5,622	117,569	119,121	—	6,031	113,090
Other (including restricted)	1,094,404	17,586	965,039	111,779	888,621	21,835	810,883	55,903

Equity securities	182,669	182,669	—	—	195,022	195,022	—	—

Subtotal	2,565,441	$200,255	$2,135,838	$229,348	2,536,845	$216,857	$2,150,995	$168,993
Less certain other investment securities	(111,645)				(55,823)
Total marketable investment securities	$2,453,796				$2,481,022

Changes in Level 3 instruments are as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2010	$168,993
Net realized and unrealized gains (losses) included in earnings	3,314
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	57,803
Settlements	(762)
Balance as of March 31, 2011	$229,348

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” income and expense included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Three Months
	Ended March 31,
Other Income (Expense):	2011	2010
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$6,391	$(49)
Marketable investment securities - unrealized gains (losses)
on investments accounted for at fair value	(4,773)	—
Other investment securities - gains (losses) on sales/exchanges	10,000	1,552
Other investment securities - unrealized gains (losses) on fair value
investments and other-than-temporary impairments	—	3,024
Other	15	128
Total	$11,633	$4,655

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

5.              Inventory

Inventory consists of the following:

	As of
	March 31,	December 31,
	2011	2010
	(In thousands)
Finished goods - DBS	$301,402	$305,068
Raw materials	87,426	143,111
Work-in-process - used	35,352	36,186
Work-in-process - new	3,519	3,210
Total inventory	$427,699	$487,575

6.              Property and Equipment

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Equipment leased to customers	$182,987	$205,398
Satellites	32,091	22,183
Buildings, furniture, fixtures, equipment and other	14,619	12,081
Total depreciation and amortization	$229,697	$239,662

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Satellites

We currently utilize 13 satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we own.  We currently utilize capacity on five satellites from EchoStar, which are accounted for as operating leases.  See Note 10 for further discussion of our satellite leases with EchoStar.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

Operation of our programming service requires that we have adequate satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by expanding local high definition (“HD”) coverage and offering more HD national channels.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite.  Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

necessary to remain competitive and thus may have a material adverse effect on our business, financial condition and results of operations.

Prior to 2011, certain satellites in our fleet experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and/or commercial operation of any of these satellites.  See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We do not anticipate carrying insurance for any of the in-orbit satellites that we use, and we will bear the risk associated with any in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

Leased Satellites

EchoStar VIII.  EchoStar VIII was designed to operate 32 DBS transponders in the continental United States at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel.  EchoStar VIII was also designed with spot-beam technology.  This satellite has experienced several anomalies prior to 2011 and during January 2011, the satellite experienced an anomaly, which temporarily disrupted electrical power to some components causing an interruption of broadcast service.  In addition, one of the two on board computers used to control the satellite failed in connection with this anomaly.  None of these anomalies has impacted the commercial operation or estimated useful life of the satellite.  However, there can be no assurance that this anomaly or any future anomalies will not reduce its useful life or impact its commercial operation.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

7.     Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of March 31, 2011 and December 31, 2010:

	As of
	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 3/8% Senior Notes due 2011 (1)	$1,000,000	$1,017,500	$1,000,000	$1,032,500
7 % Senior Notes due 2013	500,000	543,125	500,000	532,815
6 5/8% Senior Notes due 2014	1,000,000	1,057,560	1,000,000	1,032,500
7 3/4% Senior Notes due 2015	750,000	819,375	750,000	798,750
7 1/8% Senior Notes due 2016	1,500,000	1,597,500	1,500,000	1,548,600
7 7/8% Senior Notes due 2019	1,400,000	1,519,000	1,400,000	1,463,000
Mortgages and other notes payable	77,638	77,638	77,965	77,965
Subtotal	6,227,638	$6,631,698	6,227,965	$6,486,130
Capital lease obligations (2)	278,707		286,971
Total long-term debt and capital lease obligations (including current portion)	$6,506,345		$6,514,936

(1)   Our 6 3/8% Senior Notes with an aggregate principal balance of $1.0 billion mature on October 1, 2011.

(2)   Disclosure regarding fair value of capital leases is not required.

8.     Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of March 31, 2011, we had outstanding under these plans stock options to acquire 22.1 million shares of our Class A common stock and 1.2 million restricted stock units.  Stock options granted prior to and on March 31, 2011 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of March 31, 2011, we had 75.3 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

As of March 31, 2011, the following stock awards were outstanding:

	As of March 31, 2011
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH Network employees	18,806,172	933,746	946,546	58,484
Held by EchoStar employees	3,333,276	233,624	N/A	N/A
Total	22,139,448	1,167,370	946,546	58,484

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Stock Award Activity

Our stock option activity was as follows:

	For the Three Months
	Ended March 31, 2011
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	21,918,500	$18.62
Granted	890,000	$24.36
Exercised	(220,252)	$14.36
Forfeited and cancelled	(448,800)	$17.10
Total options outstanding, end of period	22,139,448	$18.84
Performance based options outstanding, end of period (1)	10,859,250	$16.05
Exercisable at end of period	7,758,883	$22.93

(1)   These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to performance based stock incentive plans.  Vesting of these stock options is contingent upon meeting certain company goals which are not yet probable of being achieved.  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised during the three months ended March 31, 2011 and 2010 as follows:

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Tax benefit from stock awards exercised	$795	$87

Based on the closing market price of our Class A common stock on March 31, 2011, the aggregate intrinsic value of our stock options was as follows:

	As of March 31, 2011
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$133,348	$20,110

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Our restricted stock unit activity was as follows:

	For the Three Months
	Ended March 31, 2011
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,564,332	$23.00
Granted	—	$—
Vested	—	$—
Forfeited and cancelled	(396,962)	$26.36
Total restricted stock units outstanding, end of period	1,167,370	$21.86
Restricted Performance Units outstanding, end of period (1)	1,101,245	$21.29

(1)   These Restricted Performance Units, which are included in the caption “Total restricted stock units outstanding, end of period,” were issued pursuant to performance based stock incentive plans.  Vesting of these Restricted Performance Units is contingent upon meeting certain company goals which are not yet probable of being achieved.  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

Long-Term Performance Based Plans

2005 LTIP.  During 2005, we adopted a long-term, performance based stock incentive plan (the “2005 LTIP”).  The 2005 LTIP provides stock options and restricted stock units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.  Exercise of the stock awards is subject to a performance condition that a company-specific subscriber goal is achieved by March 31, 2015.

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of March 31, 2011, that assessment could change at any time.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the three months ended March 31, 2011, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion
	(In thousands)
DISH Network awards held by DISH Network employees	$37,739	$23,442
EchoStar awards held by DISH Network employees	7,388	4,580
Total	$45,127	$28,022

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

2008 LTIP.  During 2008, we adopted a long-term, performance based stock incentive plan (the “2008 LTIP”).  The 2008 LTIP provides stock options and restricted stock units, either alone or in combination, which vest based on company-specific subscriber and financial goals.  Exercise of the stock awards is contingent on achieving these goals by December 31, 2015.

Although no awards vest until the company attains the performance goals, compensation related to the 2008 LTIP will be recorded based on management’s assessment of the probability of meeting the remaining goals.  If the remaining goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal.  See table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

During the first quarter of 2011, we determined that 100% of the 2008 LTIP performance goals are probable of achievement.  Although 100% of those goals are probable of achievement, only 25% of the vesting conditions have been met as of March 31, 2011.  As a result, we recorded non-cash, stock-based compensation expense for the three months ended March 31, 2011 and 2010, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Other Employee Performance Awards.  In addition to the above long-term, performance stock incentive plans, we have other stock awards that vest based on certain other company-specific subscriber and financial goals.  Exercise of these stock awards is contingent on achieving certain performance goals.

Additional compensation related to these awards will be recorded based on management’s assessment of the probability of meeting the remaining performance goals.  If the remaining goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal.  See table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

Although no awards vest until the performance goals are attained, we determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the three months ended March 31, 2011 and 2010, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain company-specific subscriber and financial goals was not probable as of March 31, 2011, that assessment could change at any time.

The non-cash stock-based compensation expense associated with these awards is as follows:

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2011	$5,467	$1,013
Estimated contingent expense subsequent to 2011	9,320	24,456
Total estimated remaining expense over the term of the plan	$14,787	$25,469

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

	For the Three Months
	Ended March 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2011	2010
	(In thousands)
2008 LTIP	$12,804	$582
Other employee performance awards	75	309
Total non-cash, stock-based compensation expense recognized for performance based awards	$12,879	$891

Of the 22.1 million stock options and 1.2 million restricted stock units outstanding under our stock incentive plans as of March 31, 2011, the following awards were outstanding pursuant to our performance based stock incentive plans:

	As of March 31, 2011
Performance Based Stock Options	Number of Awards	Weighted- Average Exercise Price
2005 LTIP	3,444,000	$22.98
2008 LTIP	5,415,250	$10.76
Other employee performance awards	2,000,000	$18.41
Total	10,859,250	$16.05

Restricted Performance Units and Other
2005 LTIP	459,995
2008 LTIP	41,250
Other employee performance awards	600,000
Total	1,101,245

Stock-Based Compensation

During the three months ended March 31, 2010, we incurred $3 million of additional non-cash, stock-based compensation cost in connection with the Stock Option Adjustment discussed previously.  This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three months ended March 31, 2011 and 2010 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Subscriber-related	$977	$449
General and administrative	14,200	5,867
Total non-cash, stock-based compensation	$15,177	$6,316

As of March 31, 2011, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $26 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 4.0% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the three months ended March 31, 2011 and 2010 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months
	Ended March 31,
Stock Options	2011	2010
Risk-free interest rate	2.24% - 2.68%	2.89%
Volatility factor	35.82% - 39.59%	35.47%
Expected term of options in years	4.9 - 6.3	5.9
Weighted-average fair value of options granted	$9.16 - $9.81	$8.14

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

9.     Commitments and Contingencies

Commitments

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $272 million over approximately the next four years.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of its obligation under this agreement through 2019.  As of March 31, 2011, the remaining obligation under this agreement is the guarantee of $542 million.

As of March 31, 2011, we have not recorded a liability on the balance sheet for any of these guarantees.

Contingencies

In connection with the Spin-off, we entered into a separation agreement with EchoStar that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business including certain designated liabilities for acts or omissions prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and we

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as our acts or omissions following the Spin-off.

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

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family.  ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements.  We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  We appealed the partial grant of ESPN’s motion to the New York State Supreme Court, Appellate Division, First Department.  After the partial grant of ESPN’s motion, ESPN sought an additional $30 million under the applicable affiliation

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

agreements.  On March 15, 2010, the New York State Supreme Court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $65 million under the applicable affiliation agreement.  There can be no assurance that ESPN will not seek, and that the New York State Supreme Court, Appellate Division, First Department will not award a higher amount.  On December 29, 2010, the New York State Supreme Court, Appellate Division, First Department affirmed the partial grant of ESPN’s motion on the counterclaim.  However, it did not rule on the amount that we owe ESPN pursuant to its counterclaim.  The appellate court will determine this amount as part of a separate proceeding.  As of March 31, 2011 and December 31, 2010, we have $42 million recorded as a “Litigation accrual” on our Condensed Consolidated Balance Sheets, which reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

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

Katz Communications

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against us in the United States District Court for the Northern District of California.  The suit alleges infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.

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

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd. filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the US Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs requested that the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation.  On September 20, 2010, we agreed to a settlement of both lawsuits that provides, among other things, for mutual releases of the claims underlying the litigation, payment by us of up to $60 million, and the option for certain class members to elect to reinstate certain monthly incentive payments, which the parties agreed have an aggregate maximum value of $23 million.  We cannot predict with any degree of certainty how many class members will elect to reinstate these monthly incentive payments.  As a result, we recorded $60 million as a “Litigation accrual” as of March 31, 2011 and December 31, 2010 on our Condensed Consolidated Balance Sheets.  On February 9, 2011, the court granted final approval of the settlement, and $60 million was paid on April 28, 2011.

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against DISH Network L.L.C., our indirect wholly owned subsidiary, and EchoStar in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398.  Suomen is an entity that seeks to license an acquired patent

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Technology Development Licensing

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the Patent and Trademark Office.

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

TiVo Inc.

On April 29, 2011, we and EchoStar entered into a settlement agreement with TiVo Inc.  See Note 11 for further discussion.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Voom

In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal.  Oral argument took place on April 27, 2011.  Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

10.       Related Party Transactions

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

“Services and other revenue - EchoStar”

Professional Services Agreement. Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by the Professional Services Agreement.  During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive from us the following services, among others: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program management and other support services.  Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network and receive logistics, procurement and quality assurance services from EchoStar.  The professional services agreement expires on January 1, 2012, but renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the services it receives with respect to a particular service for any reason upon at least 30 days notice.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Nimiq 5 Agreement.  During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During 2009, EchoStar also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which we will receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We and EchoStar are currently receiving service on 24 of these DBS transponders and will receive service on the remaining eight DBS transponders over a phase-in period that will be completed in 2012.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussions under “Guarantees” in Note 9.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Set-top boxes and other equipment purchased from EchoStar	$272,126	$385,848

Set-top boxes and other equipment purchased from EchoStar included in “Cost of sales — subscriber promotion subsidies — EchoStar”	$54,426	$26,903

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

•                  EDN Sublease Agreement.  The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia is for a period ending on October 31, 2016.

•                  Gilbert Lease Agreement.  The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona is a month to month lease and can be terminated by either party upon 30 days prior notice.

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

TiVo.  On April 29, 2011, we and EchoStar entered into a settlement agreement with TiVo Inc.  See Note 11 for further discussion.

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

International Programming Rights Agreement.  During the three months ended March 31, 2011 and 2010, we purchased approximately zero and $2 million, respectively, of certain international rights for sporting events from EchoStar, included in “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), of which EchoStar only retained a certain portion.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$20,729	$20,073

	As of
	March 31,	December 31,
	2011	2010
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$7,012	$13,272
Commitments to purchase from NagraStar	$13	$—

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

11.       Subsequent Events

Blockbuster

On April 6, 2011, we were selected as the winning bidder in the bankruptcy court auction for substantially all of the assets of Blockbuster, Inc.  Our winning bid was valued at approximately $320 million.  On April 26, 2011 we completed the acquisition of Blockbuster.  After making certain adjustments at closing of the transaction, including adjustments for available cash and inventory, we paid approximately $226 million in cash to acquire Blockbuster.  As of March 31, 2011, we had paid a $28 million bid deposit which is included in “Other current assets” on the Condensed Consolidated Balance Sheets.

TiVo Inc.

In connection with our litigation with TiVo Inc. (“TiVo”), which is described in our periodic reports filed with the Securities and Exchange Commission, including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings — TiVo Inc.,” on April 20, 2011, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s contempt ruling on infringement, articulated a new standard for determining “colorable difference” and remanded that issue back to the District Court for determination.  The Federal Circuit also vacated the District Court’s amended injunction requiring that we inform the court of any further attempts to design around TiVo’s United States Patent No. 6,233,389 (the ‘389 patent) and seek approval from the court before any such design-around is implemented.  The Federal Circuit also vacated the infringement damages for the period after we deployed our original alternative technology (although it did not foreclose that damages may be reinstated if upon remand a new court or jury decision found that the original alternative technology infringed TiVo’s ‘389 patent).  The Federal Circuit affirmed the District Court’s contempt ruling on disablement, holding that the original 2006 injunction required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes deployed with customers (the “Disablement Provision”) and affirmed the $90 million in contempt sanctions awarded against us for violating the Disablement Provision.

On April 29, 2011, we and EchoStar entered into a settlement agreement with TiVo.  The settlement resolves all pending litigation between us and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH Network digital video recorders, or DVRs, which litigation is described in our periodic reports filed with the Securities and Exchange Commission including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings — TiVo Inc.”

Under the settlement agreement, all pending litigation will be dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or EchoStar will be dissolved.  We and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from us, we will be responsible for the initial payment to TiVo, except for a contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between us and EchoStar based on historical sales of certain licensed products, with us being responsible for approximately 95% of each annual payment.

As previously disclosed, our total litigation accrual for TiVo was $517 million as of December 31, 2010.  As a result of the settlement agreement, as of March 31, 2011, we reversed $335 million of this accrual and we will make a payment of approximately $290 million for our portion of the initial payment to TiVo.  Of this amount, approximately $182 million relates to prior periods and the remaining $108 million represents a prepayment.  Our $108 million prepayment and our $190 million share of the remaining payments, a total of $298 million, will be expensed ratably as a subscriber-related expense from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.

In addition, under the settlement agreement, TiVo granted us a license under its ‘389 patent and certain related patents, for the remaining life of those patents, with respect to DISH-branded and co-branded products and services.

We and EchoStar, on the one hand, and TiVo, on the other hand, have also agreed on mutual releases of certain related claims and agreed not to challenge each other’s DVR technology-related patents that are licensed under the settlement agreement.

Because both we and EchoStar were defendants in the TiVo lawsuit, we and EchoStar were jointly and severally liable to TiVo for any final damages and sanctions that could have been awarded by the District Court.  As previously disclosed, we determined that we were obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit.  EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement.  We and EchoStar further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement.  We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.  Any amounts that EchoStar is responsible for under the settlement agreement with TiVo are in addition to the $5 million contribution previously made by EchoStar.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 and this Quarterly Report on Form 10-Q under the caption “Item 1A.  Risk Factors.”

EXECUTIVE SUMMARY

Overview

DISH Network added approximately 58,000 net new subscribers during the three months ended March 31, 2011, compared to approximately 237,000 net new subscribers during the same period in 2010.  This decrease primarily resulted from a decline in gross new subscriber activations and increased churn.

During the three months ended March 31, 2011, DISH Network added approximately 681,000 gross new subscribers compared to approximately 833,000 gross new subscribers during the same period in 2010, a decrease of 18.2%.  Our gross activations in 2011 were negatively impacted relative to 2010 by increased competitive pressures, including aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of discounts.  In addition, our gross activations in 2011 continue to be adversely affected by sustained economic weakness and uncertainty, including, among other things, the weak housing market in the United States combined with lower discretionary spending.

Our average monthly subscriber churn rate for the three months ended March 31, 2011 was 1.47%, compared to 1.40% for the same period in 2010.  Generally, we experience lower churn during the first quarter of each year.  In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide outstanding customer service, and our ability to control piracy.  There can be no assurance that churn will continue at this rate during the remainder of 2011.

Net income for the three months ended March 31, 2011 was $549 million, compared to $231 million for the same period in 2010.  Net income improved primarily due to a reduction in our accrued expenses related to the TiVo Inc. settlement, price increases during the past year and fewer gross new subscriber activations this quarter.

Programming costs represent a large percentage of our “Subscriber-related expenses.”  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  Additionally, our gross new subscriber additions and subscriber churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire.

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

Recent Developments

In connection with our litigation with TiVo Inc. (“TiVo”), which is described in our periodic reports filed with the Securities and Exchange Commission, including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings — TiVo Inc.,” on April 20, 2011, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s contempt ruling on infringement, articulated a new standard for determining “colorable difference” and remanded that issue back to the District Court for determination.  The Federal Circuit also vacated the District Court’s amended injunction requiring that we inform the court of any further attempts to design around TiVo’s United States Patent No. 6,233,389 (the ‘389 patent) and seek approval from the court before any such design-around is implemented.  The Federal Circuit also vacated the infringement damages for the period after we deployed our original alternative technology (although it did not foreclose that damages may be reinstated if upon remand a new court or jury decision found that the original alternative technology infringed TiVo’s ‘389 patent).  The Federal Circuit affirmed the District Court’s contempt ruling on disablement, holding that the original 2006 injunction required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes deployed with customers (the “Disablement Provision”) and affirmed the $90 million in contempt sanctions awarded against us for violating the Disablement Provision.

On April 29, 2011, we and EchoStar entered into a settlement agreement with TiVo.  The settlement resolves all pending litigation between us and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH Network digital video recorders, or DVRs, which litigation is described in our periodic reports filed with the Securities and Exchange Commission including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings — TiVo Inc.”

Under the settlement agreement, all pending litigation will be dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or EchoStar will be dissolved.  We and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from us, we will be responsible for the initial payment to TiVo, except for a contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between us and EchoStar based on historical sales of certain licensed products, with us being responsible for approximately 95% of each annual payment.

As previously disclosed, our total litigation accrual for TiVo was $517 million as of December 31, 2010.  As a result of the settlement agreement, as of March 31, 2011, we reversed $335 million of this accrual and we will make a payment of approximately $290 million for our portion of the initial payment to TiVo.  Of this amount, approximately $182 million relates to prior periods and the remaining $108 million represents a prepayment.  Our $108 million prepayment and our $190 million share of the remaining payments, a total of $298 million, will be expensed ratably as a subscriber-related expense from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.

In addition, under the settlement agreement, TiVo granted us a license under its ‘389 patent and certain related patents, for the remaining life of those patents, with respect to DISH-branded and co-branded products and services.

We and EchoStar, on the one hand, and TiVo, on the other hand, have also agreed on mutual releases of certain related claims and agreed not to challenge each other’s DVR technology-related patents that are licensed under the settlement agreement.

Because both we and EchoStar were defendants in the TiVo lawsuit, we and EchoStar were jointly and severally liable to TiVo for any final damages and sanctions that could have been awarded by the District Court.  As previously disclosed, we determined that we were obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit.  EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement.  We and EchoStar further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the Receiver Agreement.  We and EchoStar also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.  Any amounts that EchoStar is responsible for under the settlement agreement with TiVo are in addition to the $5 million contribution previously made by EchoStar.

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

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for DISH Network despite the weak economic conditions.  Because of the cash flow of our company and the absence of any material debt payments until October 2011, modest fluctuations in the cost of capital will not impact our current operational plans.  As of March 31, 2011, we have an existing line of credit which is less than $1 million dollars.

Future Liquidity

Our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” was 52.9% during the three months ended March 31, 2011 compared to 54.0% during the same period in 2010.  This improvement was driven largely by higher average monthly revenue per subscriber (“ARPU”), primarily attributable to price increases during the past year.  “Subscriber-related expenses” continued to be negatively impacted by increased programming costs and initiatives to improve customer service.  We continue to focus on addressing operational inefficiencies specific to DISH Network, which we believe will contribute to long-term subscriber growth.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Voom

If Voom prevails in its breach of contract suit against us, we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.  In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal.  Oral argument took place on April 27, 2011.  Voom is claiming over $2.5 billion in damages.

DBSD North America (ICO)

Over the past several years, we have made various strategic investments in DBSD North America Inc. (“DBSD North America”), a subsidiary of ICO Global Communications (Holdings) Limited (“ICO”).  DBSD North America is developing an advanced hybrid system which combines both satellite and terrestrial communications capabilities capable of supporting wireless voice, data and/or Internet services throughout the United States.  We have committed, through various agreements described below, to acquire 100% of the equity of reorganized DBSD North America for approximately $1.4 billion.  Our ultimate acquisition of 100% of the equity of reorganized DBSD North America is subject to the satisfaction of certain conditions, including approval by the FCC and DBSD North America’s emergence from bankruptcy.

Investment in DBSD North America as of the Balance Sheet Dates.  As of March 31, 2011 and December 31, 2010, our other investment securities portfolio included DBSD North America’s 7.5% Convertible Senior Secured Notes due 2009 of $112 million and $56 million, respectively.  In addition, as of March 31, 2011 and December 31, 2010, we held a $47 million line of credit pursuant to the Amended and Restated Revolving Credit Agreement, dated as of April 7, 2008 between us and DBSD North America.  During the quarter ended March 31, 2011, we made additional investments in DBSD North America pursuant to various agreements discussed below.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Investment Agreement.  On February 1, 2011, we entered into an $87.5 million Credit Facility with DBSD North America and committed to acquire 100% of the equity of reorganized DBSD North America (the “Investment Agreement”) for approximately $1.4 billion subject to certain adjustments, including interest accruing on DBSD North America’s existing debt.  As of March 31, 2011, we had funded $50 million under the Credit Facility.

On February 24, 2011 and again on March 15, 2011, we amended the Investment Agreement (the “Revised Investment Agreement”).  Pursuant to the Revised Investment Agreement, on March 22, 2011, we initiated a tender offer to purchase all of DBSD North America’s outstanding 7.5% Convertible Senior Secured Notes due 2009, certain claims against a DBSD North America’s debtor affiliate and certain allowed claims against DBSD North America.  The tender offer expired on April 18, 2011 and on April 20, 2011 we made payments of approximately $746 million to purchase tendered DBSD North America’s 7.5% Convertible Senior Secured Notes due 2009, certain claims against a DBSD’s debtor affiliate and claims against DBSD North America.

Restructuring Support Agreement and Implementation Agreement.  In connection with the Revised Investment Agreement on March 15, 2011, we entered into a Restructuring Support Agreement and an Implementation Agreement with ICO Global Communications (Holdings) Limited (“ICO”), the parent company of DBSD North America,  pursuant to which ICO provided us with certain assets, rights and ICO’s support of the reorganization of DBSD North America in exchange for approximately $325 million in consideration, $290 million of which will be creditable against any amounts payable to ICO or any successor under the plan of reorganization of DBSD North America.  We have also agreed to indemnify ICO against certain liabilities in connection with certain pending litigation related to DBSD North America.

On March 21, 2011, we paid $35 million to ICO pursuant to the Implementation Agreement, which is included in “Marketable and other investment securities” on the Condensed Consolidated Balance Sheets as of March 31, 2011.  On April 26, 2011, subsequent to the date of the Condensed Consolidated Balance Sheet, we made a second payment of approximately $280 million to ICO pursuant to the Implementation Agreement for the capital stock of DBSD North America.

Blockbuster.  On April 6, 2011, we were selected as the winning bidder in the bankruptcy court auction for substantially all of the assets of Blockbuster, Inc.  Our winning bid was valued at approximately $320 million.  On April 26, 2011 we completed the acquisition of Blockbuster.  After making certain adjustments at closing of the transaction, including adjustments for available cash and inventory, we paid approximately $226 million in cash to acquire Blockbuster.  As of March 31, 2011, we had paid a $28 million bid deposit which is included in “Other current assets” on the Condensed Consolidated Balance Sheets.

The Spin-off

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

DISH Network subscribers.  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our DISH Network subscriber count.  We also provide DISH Network service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our lowest, widely advertised residential programming package (but taking into account price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.  For the three months ended March 31, 2011, we made two changes to this calculation methodology compared to prior periods.  Beginning February 1, 2011, the retail price of our lowest, widely advertised residential programming package was our DISH America programming package.  The price for this package was used in the calculation rather than America’s Top 120 programming package, which had been used in prior periods.  We also determined that two of our commercial business lines, which had previously been included in the described calculation, could be more accurately reflected through actual subscriber counts.  The net impact of these two changes was to increase our subscriber count by approximately 6,000 subscribers in the quarter.  Prior period DISH Network subscribers have not been adjusted for this revised commercial accounts calculation as the impacts were immaterial.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010.

	For the Three Months
	Ended March 31,		Variance
Statements of Operations Data	2011	2010	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,199,099	$3,036,133	$162,966	5.4
Equipment sales and other revenue	16,001	13,830	2,171	15.7
Equipment sales, services and other revenue - EchoStar	9,031	7,432	1,599	21.5
Total revenue	3,224,131	3,057,395	166,736	5.5

Costs and Expenses:
Subscriber-related expenses	1,693,695	1,639,362	54,333	3.3
% of Subscriber-related revenue	52.9%	54.0%
Satellite and transmission expenses - EchoStar	108,913	101,478	7,435	7.3
% of Subscriber-related revenue	3.4%	3.3%
Satellite and transmission expenses - Other	10,200	9,986	214	2.1
% of Subscriber-related revenue	0.3%	0.3%
Equipment, services and other cost of sales	22,267	16,902	5,365	31.7
Subscriber acquisition costs	354,899	412,013	(57,114)	(13.9)
General and administrative expenses	161,784	150,820	10,964	7.3
% of Total revenue	5.0%	4.9%
Litigation expense	(340,677)	30,193	(370,870)	NM
Depreciation and amortization	229,697	239,662	(9,965)	(4.2)
Total costs and expenses	2,240,778	2,600,416	(359,638)	(13.8)

Operating income (loss)	983,353	456,979	526,374	NM

Other Income (Expense):
Interest income	6,286	5,777	509	8.8
Interest expense, net of amounts capitalized	(120,179)	(112,947)	(7,232)	(6.4)
Other, net	11,633	4,655	6,978	NM
Total other income (expense)	(102,260)	(102,515)	255	0.2

Income (loss) before income taxes	881,093	354,464	526,629	NM
Income tax (provision) benefit, net	(331,767)	(123,549)	(208,218)	NM
Effective tax rate	37.7%	34.9%
Net income (loss)	549,326	230,915	318,411	NM
Less: Net income (loss) attributable to noncontrolling interest	(68)	(32)	(36)	NM
Net income (loss) attributable to DISH Network common shareholders	$549,394	$230,947	$318,447	NM

Other Data:
DISH Network subscribers, as of period end (in millions)	14.191	14.337	(0.146)	(1.0)
DISH Network subscriber additions, gross (in millions)	0.681	0.833	(0.152)	(18.2)
DISH Network subscriber additions, net (in millions)	0.058	0.237	(0.179)	(75.5)
Average monthly subscriber churn rate	1.47%	1.40%	0.07%	5.0
Average monthly revenue per subscriber (“ARPU”)	$75.39	$71.18	$4.21	5.9
Average subscriber acquisition cost per subscriber (“SAC”)	$725	$741	$(16)	(2.2)
EBITDA	$1,224,751	$701,328	$523,423	74.6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

DISH Network subscribers.  As of March 31, 2011, we had approximately 14.191 million DISH Network subscribers compared to approximately 14.337 million subscribers at March 31, 2010, a decrease of 1.0%.  DISH Network added approximately 58,000 net new subscribers during the three months ended March 31, 2011, compared to approximately 237,000 net new subscribers during the same period in 2010.  This decrease primarily resulted from a decline in gross new subscriber activations and increased churn.

During the three months ended March 31, 2011, DISH Network added approximately 681,000 gross new subscribers compared to approximately 833,000 gross new subscribers during the same period in 2010, a decrease of 18.2%.  Our gross activations in 2011 were negatively impacted relative to 2010 by increased competitive pressures, including aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of discounts. In addition, our gross activations in 2011 continue to be adversely affected by sustained economic weakness and uncertainty, including, among other things, the weak housing market in the United States combined with lower discretionary spending.

Our average monthly subscriber churn rate for the three months ended March 31, 2011 was 1.47%, compared to 1.40% for the same period in 2010.  Generally, we experience lower churn during the first quarter of each year.  In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide outstanding customer service, and our ability to control piracy.  There can be no assurance that churn will continue at this rate during the remainder of 2011.

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

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $3.199 billion for the three months ended March 31, 2011, an increase of $163 million or 5.4% compared to the same period in 2010.  This change was primarily related to the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $75.39 during the three months ended March 31, 2011 versus $71.18 during the same period in 2010.  The $4.21 or 5.9% increase in ARPU was primarily attributable to price increases during the past year.  ARPU also continues to increase as a result of higher hardware related fees which include rental fees, fees earned from our in-home service operations and fees for DVRs.  This increase was partially offset by increases in the amount of promotional discounts on programming offered to our subscribers.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.694 billion during the three months ended March 31, 2011, an increase of $54 million or 3.3% compared to the same period in 2010.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs and an increase in customer retention expense.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  These increases were partially offset by reduced costs related to our call centers and in-home service operations.  We continue to address our operational inefficiencies by streamlining our hardware offerings and making significant investments in staffing, training, information systems, and other initiatives, primarily in our call centers and in-home service operations.  “Subscriber-related expenses” represented 52.9% and 54.0% of “Subscriber-related revenue” during the three months ended March 31, 2011 and 2010, respectively.  The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue,” partially offset by higher programming costs, discussed above.

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

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” totaled $109 million during the three months ended March 31, 2011, an increase of $7 million or 7.3% compared to the same period in 2010.  The increase in “Satellite and transmission expenses — EchoStar” is due to an increase in uplink services driven by the launch of additional local channels and additional satellites being placed into service.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $355 million for the three months ended March 31, 2011, a decrease of $57 million or 13.9% compared to the same period in 2010.  This decrease was primarily attributable to a decline in gross new subscriber additions.

SAC.  SAC was $725 during the three months ended March 31, 2011 compared to $741 during the same period in 2010, a decrease of $16 or 2.2%.  This decrease was primarily attributable to a decrease in hardware costs per activation, partially offset by an increase in advertising costs per activation.  Hardware costs decreased due to an increase in the deployment of remanufactured receivers.  The mix of new versus remanufactured receivers deployed can vary considerably from quarter to quarter.

During the three months ended March 31, 2011 and 2010, the amount of equipment capitalized under our lease program for new subscribers totaled $139 million and $205 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from a decrease in gross new subscribers and in hardware costs per activation, which was primarily driven by an increase in the deployment of remanufactured receivers.

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

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new lease program.  During the three months ended March 31, 2011 and 2010, these amounts totaled $21 million and $24 million, respectively.

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

Litigation expense.  “Litigation expense” totaled a negative $341 million during the three months ended March 31, 2011, a reduction in expense of $371 million compared to the same period in 2010.  See Note 11 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $230 million during the three months ended March 31, 2011, a $10 million or 4.2% decrease compared to the same period in 2010.  This change in “Depreciation and amortization” expense was primarily due to a decrease in depreciation on equipment leased to subscribers, partially offset by an increase in depreciation on satellites.  The increase in depreciation on satellites is a result of EchoStar XIV and EchoStar XV being placed into service.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.225 billion during the three months ended March 31, 2011, an increase of $523 million or 74.6% compared to the same period in 2010.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
EBITDA	$1,224,751	$701,328
Interest expense, net	(113,893)	(107,170)
Income tax (provision) benefit, net	(331,767)	(123,549)
Depreciation and amortization	(229,697)	(239,662)
Net income (loss) attributable to DISH Network common shareholders	$549,394	$230,947

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

Income tax (provision) benefit, net.  Our income tax provision was $332 million during the three months ended March 31, 2011, an increase of $208 million compared to the same period in 2010.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes,” and an increase in our effective tax rate.

Net income (loss) attributable to DISH Network common shareholders.  “Net income (loss) attributable to DISH Network common shareholders” was $549 million during the three months ended March 31, 2011, an increase of $318 million compared to $231 million for the same period in 2010.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of March 31, 2011, our cash, cash equivalents and current marketable investment securities totaled $3.414 billion compared to $2.940 billion as of December 31, 2010, an increase of $474 million.  This increase in cash, cash equivalents and current marketable investment securities was primarily related to cash generated from operations of $844 million, partially offset by capital expenditures of $233 million and purchases of strategic investments of $123 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.  As of March 31, 2011 and December 31, 2010, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $1.165 billion and $1.334 billion, respectively.

The following discussion highlights our cash flow activities during the three months ended March 31, 2011.

Cash Flow

Cash flows from operating activities

For the three months ended March 31, 2011, we reported “Net cash flows from operating activities” of $844 million primarily attributable to $1.001 billion of net income adjusted to exclude non-cash charges for “Depreciation and amortization” expense and “Deferred income tax expense (benefit),” partially offset by a $164 million decrease in cash resulting from changes in operating assets and liabilities primarily related to timing differences between book expense and cash payments.

Cash flows from investing activities

For the three months ended March 31, 2011, we reported “Net cash outflows from investing activities” of $317 million primarily related to capital expenditures of $233 million, purchases of strategic investments of $123 million and an increase in restricted cash related to litigation of $42 million, partially offset by net sales of marketable investment securities of $70 million.  The capital expenditures included $222 million associated with our subscriber acquisition and retention lease programs, and $11 million of other corporate capital expenditures.

Cash flows from financing activities

For the three months ended March 31, 2011, we reported “Net cash outflows from financing activities” of $5 million primarily resulting from debt repayments of $8 million, partially offset by stock option exercises.

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

During the three months ended March 31, 2011 and 2010, free cash flow was significantly impacted by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities” and “Net cash flows from investing” sections, respectively, of our Condensed Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, and other factors.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Free cash flow	$611,343	$302,731
Add back:
Purchases of property and equipment	232,952	423,283
Net cash flows from operating activities	$844,295	$726,014

Subscriber Churn

DISH Network added approximately 58,000 net new subscribers during the three months ended March 31, 2011, compared to approximately 237,000 net new subscribers during the same period in 2010.  The change primarily resulted from a decrease in gross new subscriber additions and an increase in churn.  See “Results of Operations” above for further discussion.  There are a number of factors that impact our future cash flow compared to the cash flow we generate at any given point in time, including subscriber churn and how successful we are at retaining our current subscribers.  As we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.

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

Stock Repurchases

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock.  On November 2, 2010, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2011.  As of March 31, 2011, we may repurchase up to $1.0 billion under this plan.

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

Other

We are also vulnerable to fraud, particularly in the acquisition of new subscribers.  While we are addressing the impact of subscriber fraud through a number of actions, there can be no assurance that we will not continue to experience fraud, which could impact our subscriber growth and churn.  Sustained weak economic weakness may create greater incentive for signal theft and subscriber fraud, which could lead to higher subscriber churn and reduced revenue.

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

TiVo Inc.

On April 29, 2011, we and EchoStar entered into a settlement agreement with TiVo Inc.  See Note 11 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Voom

If Voom prevails in its breach of contract suit against us, we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.  In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal.  Oral argument took place on April 27, 2011.  Voom is claiming over $2.5 billion in damages.

700 MHz

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

Strategic Investments or Acquisitions

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

DBSD North America (ICO)

Over the past several years, we have made various strategic investments in DBSD North America Inc. (“DBSD North America”), a subsidiary of ICO Global Communications (Holdings) Limited (“ICO”).  DBSD North America is developing an advanced hybrid system which combines both satellite and terrestrial communications capabilities capable of supporting wireless voice, data and/or Internet services throughout the United States.  We have committed, through various agreements described below, to acquire 100% of the equity of reorganized DBSD North America for approximately $1.4 billion.  Our ultimate acquisition of 100% of the equity of reorganized DBSD North America is subject to the satisfaction of certain conditions, including approval by the FCC and DBSD North America’s emergence from bankruptcy.

Investment in DBSD North America as of the Balance Sheet Dates.  As of March 31, 2011 and December 31, 2010, our other investment securities portfolio included DBSD North America’s 7.5% Convertible Senior Secured Notes due 2009 of $112 million and $56 million, respectively.  In addition, as of March 31, 2011 and December 31, 2010, we held a $47 million line of credit pursuant to the Amended and Restated Revolving Credit Agreement, dated as of April 7, 2008 between us and DBSD North America.  During the quarter ended March 31, 2011, we made additional investments in DBSD North America pursuant to various agreements discussed below.

Investment Agreement.  On February 1, 2011, we entered into an $87.5 million Credit Facility with DBSD North America and committed to acquire 100% of the equity of reorganized DBSD North America (the “Investment Agreement”) for approximately $1.4 billion subject to certain adjustments, including interest accruing on DBSD North America’s existing debt.  As of March 31, 2011, we had funded $50 million under the Credit Facility.

On February 24, 2011 and again on March 15, 2011, we amended the Investment Agreement (the “Revised Investment Agreement”).  Pursuant to the Revised Investment Agreement, on March 22, 2011, we initiated a tender offer to purchase all of DBSD North America’s outstanding 7.5% Convertible Senior Secured Notes due 2009, certain claims against a DBSD North America’s debtor affiliate and certain allowed claims against DBSD North America.  The tender offer expired on April 18, 2011 and on April 20, 2011 we made payments of approximately $746 million to purchase tendered DBSD North America’s 7.5% Convertible Senior Secured Notes due 2009, certain claims against a DBSD’s debtor affiliate and claims against DBSD North America.

Restructuring Support Agreement and Implementation Agreement.  In connection with the Revised Investment Agreement on March 15, 2011, we entered into a Restructuring Support Agreement and an Implementation Agreement with ICO Global Communications (Holdings) Limited (“ICO”), the parent company of DBSD North America,  pursuant to which ICO provided us with certain assets, rights and ICO’s support of the reorganization of DBSD North America in exchange for approximately $325 million in consideration, $290 million of which will be creditable against any amounts payable to ICO or any successor under the plan of reorganization of DBSD North America.  We have also agreed to indemnify ICO against certain liabilities in connection with certain pending litigation related to DBSD North America.

On March 21, 2011, we paid $35 million to ICO pursuant to the Implementation Agreement, which is included in “Marketable and other investment securities” on the Condensed Consolidated Balance Sheets as of March 31, 2011.  On April 26, 2011, subsequent to the date of the Condensed Consolidated Balance Sheet, we made a second payment of approximately $280 million to ICO pursuant to the Implementation Agreement for the capital stock of DBSD North America.

Blockbuster.  On April 6, 2011, we were selected as the winning bidder in the bankruptcy court auction for substantially all of the assets of Blockbuster, Inc.  Our winning bid was valued at approximately $320 million.  On April 26, 2011 we completed the acquisition of Blockbuster.  After making certain adjustments at closing of the transaction, including adjustments for available cash and inventory, we paid approximately $226 million in cash to acquire Blockbuster.  As of March 31, 2011, we had paid a $28 million bid deposit which is included in “Other current assets” on the Condensed Consolidated Balance Sheets.

Investments in ARS/MBS

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

Off-Balance Sheet Arrangements

Other than the “Guarantees” disclosed in Note 9 to our Condensed Consolidated Financial Statements, we generally do not engage in off-balance sheet financing activities.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of March 31, 2011, our cash, cash equivalents and current marketable investment securities had a fair value of $3.414 billion.  Of that amount, a total of $3.215 billion was invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio.  Based on our March 31, 2011 current non-strategic investment portfolio of $3.215 billion, a hypothetical 10% increase in average interest rates would result in a decrease of approximately $16 million in fair value of this portfolio.  We normally hold these investments to maturity; however, the hypothetical loss in fair value would be realized if we sold the investments prior to maturity.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the three months ended March 31, 2011 of 0.5%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2011 would result in a decrease of approximately $2 million in annual interest income.

Strategic Marketable Investment Securities

As of March 31, 2011, we held strategic and financial debt and equity investments of public companies with a fair value of $199 million.  These investments, which are held for strategic and financial purposes, are concentrated in several companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $20 million in the fair value of these investments.  As of March 31, 2011, we also maintained certain trading positions for investment purposes, accounted for as liabilities on our condensed consolidated balance sheet. A hypothetical 10% adverse change in the price of these positions would have resulted in a loss in our statement of operations of approximately $13 million of these positions.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of March 31, 2011, we had $186 million of restricted cash and marketable investment securities invested in:  (a) cash;  (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our March 31, 2011 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Noncurrent Auction Rate and Mortgage Backed Securities

As of March 31, 2011, we held investments in auction rate securities (“ARS”) and mortgage backed securities (“MBS”) of $123 million, which are reported at fair value.  Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments.  As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature, and therefore interest rate risk associated with these securities is mitigated.  A hypothetical 10% adverse change in the price of these investments would result in a decrease of approximately $12 million in the fair value of these investments.

Other Investment Securities

As of March 31, 2011, we had $246 million of nonpublic debt and equity instruments that we hold for strategic business purposes.  We account for these investments under the cost, equity and/or fair value methods of accounting.  A hypothetical 10% adverse change in the price of these nonpublic debt and equity instruments would result in a decrease of approximately $25 million in the fair value of these investments.

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

Long-Term Debt

As of March 31, 2011, we had long-term debt of $6.228 billion on our Condensed Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $6.632 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $141 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.  As of March 31, 2011, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $44 million.

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

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

In connection with the Spin-off, we entered into a separation agreement with EchoStar that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business including certain designated liabilities for acts or omissions prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and we will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as our acts or omissions following the Spin-off.

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

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family.  ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements.  We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that

PART II — OTHER INFORMATION - Continued

we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  We appealed the partial grant of ESPN’s motion to the New York State Supreme Court, Appellate Division, First Department.  After the partial grant of ESPN’s motion, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $65 million under the applicable affiliation agreement.  There can be no assurance that ESPN will not seek, and that the New York State Supreme Court, Appellate Division, First Department will not award a higher amount.  On December 29, 2010, the New York State Supreme Court, Appellate Division, First Department affirmed the partial grant of ESPN’s motion on the counterclaim.  However, it did not rule on the amount that we owe ESPN pursuant to its counterclaim.  The appellate court will determine this amount as part of a separate proceeding.  As of March 31, 2011 and December 31, 2010, we have $42 million recorded as a “Litigation accrual” on our Condensed Consolidated Balance Sheets, which reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

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

Katz Communications

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against us in the United States District Court for the Northern District of California.  The suit alleges infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.

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

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd. filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the US Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.

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

PART II — OTHER INFORMATION - Continued

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs requested that the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation.  On September 20, 2010, we agreed to a settlement of both lawsuits that provides, among other things, for mutual releases of the claims underlying the litigation, payment by us of up to $60 million, and the option for certain class members to elect to reinstate certain monthly incentive payments, which the parties agreed have an aggregate maximum value of $23 million.  We cannot predict with any degree of certainty how many class members will elect to reinstate these monthly incentive payments.  As a result, we recorded $60 million as a “Litigation accrual” as of March 31, 2011 and December 31, 2010 on our Condensed Consolidated Balance Sheets.  On February 9, 2011, the court granted final approval of the settlement, and $60 million was paid on April 28, 2011.

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

Technology Development Licensing

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the Patent and Trademark Office.

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

TiVo Inc.

On April 29, 2011, we and EchoStar entered into a settlement agreement with TiVo Inc.  See Note 11 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

PART II — OTHER INFORMATION - Continued

Voom

In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal.  Oral argument took place on April 27, 2011.  Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION - Continued

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

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of our risk factors.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for 2010.

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

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing businesses.

For example, we recently entered into separate transactions to acquire 100% of the equity of reorganized DBSD North America upon DBSD North America’s emergence from bankruptcy and to purchase substantially all of the assets of Blockbuster.  These transactions pose substantial risks and require the commitment of significant capital, and may result in significant financial losses if the intended objectives of the transactions are not achieved.  In addition, these transactions may divert management’s attention from our existing business in connection with our integration of the operations and personnel of the acquired businesses.

PART II — OTHER INFORMATION - Continued

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from January 1, 2011 through March 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
January 1 - January 31, 2011	—	$—	—	$999,604
February 1 - February 28, 2011	—	$—	—	$999,604
March 1 - March 31, 2011	—	$—	—	$999,604
Total	—	$—	—	$999,604

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

PART II — OTHER INFORMATION - Continued

Item 5.           OTHER INFORMATION

On April 29, 2011, we and EchoStar entered into a settlement agreement with TiVo Inc.  See Note 11 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Item 6.    EXHIBITS

(a)       Exhibits.

10.1*

Amended and Restated Investment Agreement, dated as of February 24, 2011, and First Amendment to Amended and Restated Investment Agreement, dated as of March 15, 2011, between DISH Network Corporation and DBSD North America, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K of ICO Global Communications (Holdings) Limited filed March 17, 2011, Commission File No. 001-33008).

10.2*

Implementation Agreement, dated as of March 15, 2011, between DISH Network and ICO Global Communications (Holdings) Limited (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K of ICO Global Communications (Holdings) Limited filed March 17, 2011, Commission File No. 001-33008).

10.3*

Restructuring Support Agreement, dated as of March 15, 2011, between DISH Network and ICO Global Communications (Holdings) Limited (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K of ICO Global Communications (Holdings) Limited filed March 17, 2011, Commission File No. 001-33008).

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101**

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2011, filed on May 2, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

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

Date:  May 2, 2011