Form 10-Q
period 2011-06-30
DISH Network CORP
filed 2011-08-09
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

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

As of July 26, 2011, the registrant’s outstanding common stock consisted of 207,673,738 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

i

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

•                 The injunction against our retransmission of distant networks, which is currently waived, may be reinstated.

•                 We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

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

•                 We are controlled by one principal stockholder who is also our Chairman.

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

iii

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$1,855,250	$640,672
Marketable investment securities (Note 4)	2,737,692	2,299,705
Trade accounts receivable - other, net of allowance for doubtful accounts of $17,334 and $29,650, respectively	807,080	771,898
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	23,826	14,155
Inventory	568,657	487,575
Deferred tax assets	231,007	216,899
Other current assets	189,263	142,489
Total current assets	6,412,775	4,573,393

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 4)	125,085	144,437
Property and equipment, net of accumulated depreciation of $2,688,213 and $2,684,521, respectively	3,221,685	3,232,348
FCC authorizations	1,391,441	1,391,441
Marketable and other investment securities (Note 4)	124,317	121,926
Investment in DBSD North America (Note 4)	1,274,374	102,591
Other noncurrent assets, net	278,025	66,017
Total noncurrent assets	6,414,927	5,058,760
Total assets	$12,827,702	$9,632,153

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$199,062	$161,767
Trade accounts payable - EchoStar	272,434	238,997
Deferred revenue and other	839,604	803,768
Accrued programming	1,034,191	1,089,988
Litigation accrual (Note 10)	65,580	619,022
Other accrued expenses	807,247	554,864
Current portion of long-term debt and capital lease obligations	1,030,492	1,030,895
Total current liabilities	4,248,610	4,499,301

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	7,470,954	5,484,041
Deferred tax liabilities	989,960	567,686
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	210,783	214,568
Total long-term obligations, net of current portion	8,671,697	6,266,295
Total liabilities	12,920,307	10,765,596

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 263,695,329 and 260,917,977 shares issued, 207,577,069 and 204,799,717 shares outstanding, respectively	2,637	2,609
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,242,714	2,171,799
Accumulated other comprehensive income (loss)	177,888	93,357
Accumulated earnings (deficit)	(950,465)	(1,834,619)
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	(94,301)	(1,133,929)
Noncontrolling interest	1,696	486
Total stockholders’ equity (deficit)	(92,605)	(1,133,443)
Total liabilities and stockholders’ equity (deficit)	$12,827,702	$9,632,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenue:
Subscriber-related revenue	$3,311,340	$3,141,326	$6,510,439	$6,177,459
Equipment and merchandise sales, rental and other revenue	270,018	16,507	286,019	30,337
Equipment sales, services and other revenue - EchoStar	8,803	11,209	17,834	18,641
Total revenue	3,590,161	3,169,042	6,814,292	6,226,437

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	1,728,959	1,648,458	3,422,654	3,287,820
Satellite and transmission expenses:
EchoStar	115,358	107,107	224,271	208,585
Other	9,819	10,102	20,019	20,088
Cost of sales - equipment, merchandise, services, rental and other	89,403	22,004	111,670	38,906
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar	62,868	39,733	117,294	66,636
Other subscriber promotion subsidies	211,949	266,428	438,790	580,111
Subscriber acquisition advertising	67,984	99,229	141,616	170,656
Total subscriber acquisition costs	342,801	405,390	697,700	817,403
General and administrative expenses - EchoStar	12,532	11,539	24,472	22,969
General and administrative expenses	312,730	143,477	462,574	282,867
Litigation expense (Note 10)	23,728	30,709	(316,949)	60,902
Depreciation and amortization (Note 6)	237,049	264,446	466,746	504,108
Total costs and expenses	2,872,379	2,643,232	5,113,157	5,243,648

Operating income (loss)	717,782	525,810	1,701,135	982,789

Other Income (Expense):
Interest income	8,601	6,314	14,887	12,091
Interest expense, net of amounts capitalized	(143,564)	(114,690)	(263,743)	(227,637)
Other, net	(19,794)	(3,728)	(8,161)	927
Total other income (expense)	(154,757)	(112,104)	(257,017)	(214,619)

Income (loss) before income taxes	563,025	413,706	1,444,118	768,170
Income tax (provision) benefit, net	(228,187)	(156,722)	(559,954)	(280,271)
Net income (loss)	334,838	256,984	884,164	487,899
Less: Net income (loss) attributable to noncontrolling interest	78	(6)	10	(38)
Net income (loss) attributable to DISH Network common shareholders	$334,760	$256,990	$884,154	$487,937

Comprehensive Income (Loss):
Net income (loss)	$334,838	$256,984	$884,164	$487,899
Foreign currency translation adjustments	(6,900)	—	(6,900)	—
Unrealized holding gains (losses) on available-for-sale securities, net of tax	25,269	(21,977)	93,069	(3,709)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss), net of tax	4,658	(826)	(1,638)	(1,103)
Comprehensive income (loss)	357,865	234,181	968,695	483,087
Less: Comprehensive income (loss) attributable to noncontrolling interest	78	(6)	10	(38)
Comprehensive income (loss) attributable to DISH Network common shareholders	$357,787	$234,187	$968,685	$483,125

Weighted-average common shares outstanding - Class A and B common stock:
Basic	445,579	447,986	444,475	447,362
Diluted	447,297	448,868	445,794	448,182

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network common shareholders	$0.75	$0.57	$1.99	$1.09
Diluted net income (loss) per share attributable to DISH Network common shareholders	$0.75	$0.57	$1.98	$1.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$884,164	$487,899
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	466,746	504,108
Realized and unrealized losses (gains) on investments	7,776	(3,701)
Non-cash, stock-based compensation	18,895	9,210
Deferred tax expense (benefit)	405,185	39,903
Other, net	3,535	10,775
Change in noncurrent assets	(92,723)	(1,227)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(12,555)	(34,131)
Changes in current assets and current liabilities, net	(422,678)	103,025
Net cash flows from operating activities	1,258,345	1,115,861

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(3,635,968)	(3,008,617)
Sales and maturities of marketable investment securities	3,297,028	2,746,086
Purchases of property and equipment	(402,744)	(537,279)
Launch service assigned from EchoStar (Note 13)	—	(102,913)
Change in restricted cash and marketable investment securities	19,861	(3,280)
Investment in DBSD North America	(1,115,960)	—
Acquisition of Blockbuster, net of cash acquired of $112,804	(120,780)	—
Deposit - TerreStar auction	(68,750)	—
Purchase of other strategic investments	(9,275)	—
Proceeds from sale of strategic investments	11,327	16,413
Other	(770)	(227)
Net cash flows from investing activities	(2,026,031)	(889,817)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,000,000	—
Deferred debt issuance costs	(27,167)	—
Repayment of long-term debt and capital lease obligations	(17,600)	(12,780)
Class A common stock repurchases	—	(14,497)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	23,897	3,836
Other	3,930	—
Net cash flows from financing activities	1,983,060	(23,441)

Effect of exchange rates on cash and cash equivalents	(796)	—

Net increase (decrease) in cash and cash equivalents	1,214,578	202,603
Cash and cash equivalents, beginning of period	640,672	105,844
Cash and cash equivalents, end of period	$1,855,250	$308,447

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$234,693	$237,977
Capitalized interest	$—	$14,803
Cash received for interest	$14,912	$20,610
Cash paid for income taxes	$22,062	$232,059
Employee benefits paid in Class A common stock	$24,768	$29,127
Vendor financing	$—	$22,000
Satellites and other assets financed under capital lease obligations	$3,583	$786

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Organization and Business Activities

Principal Business

DISH Network Corporation is a holding company.  Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our”) operate two primary business segments.

•                  DISH Network.  The DISH Network® direct broadcast satellite (“DBS”) subscription television service in the United States had 14.056 million subscribers as of June 30, 2011.  The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

•                  Blockbuster.  On April 26, 2011, we completed the acquisition of most of the assets of Blockbuster, Inc. (“Blockbuster Acquisition”).  We acquired Blockbuster operations in the United States and in certain foreign countries.  Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand service.

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”).  DISH Network and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

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

Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2011 includes the results of operations for Blockbuster from the acquisition date of April 26, 2011 to June 30, 2011.  See the accounting policies below for changes related to the Blockbuster Acquisition.

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary.  Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, the useful lives and residual value surrounding our rental library inventory, estimated accruals related to revenue-sharing titles that are subject to performance guarantees, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer incentives, programming expenses, subscriber lives and royalty obligations.  Weak economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to the Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Blockbuster Rental Library Inventories

Our rental library inventory consists of movies and video games available for rental by customers and previously rented movies and video games that are available for sale.  We include in the cost of rental inventory an allocation of costs incurred in our distribution center to prepare this product for our stores.  Because of the relatively short useful lives of this inventory, ranging from six to 24 months depending on the title, and because this inventory is available for sale to customers at any time, we view these assets as current assets.

Blockbuster Merchandise Inventories

Our merchandise inventories consist primarily of new and traded movies and video games and other general merchandise, including confections, and are stated at the lower of cost or market value.  We include in the cost of our merchandise inventory an allocation of costs incurred in our distribution center to prepare this product for our stores.  Merchandise inventory costs are determined using the weighted-average method, the use of which approximates the first-in, first-out basis.

Revenue Recognition

We recognize revenue when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered.

DISH Network Segment

Revenue from our subscription television services is recognized when programming is broadcast to subscribers.  Payments received from subscribers in advance of the broadcast or service period are recorded as “Deferred revenue and other” in our Condensed Consolidated Balance Sheets until earned.

For certain of our promotions, subscribers are charged an upfront fee.  A portion of these fees may be deferred and recognized over the estimated subscriber life for new subscribers or the estimated remaining life for existing subscribers ranging from 18 months to five years.  Revenue from advertising sales is recognized when the related services are performed.

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

Blockbuster Segment

Rental revenue is generally recognized at the time of rental or sale.  Rental revenue is generated from the rental of movies and video games and any eventual sale of previously rented items.

Certain rental programs allow customers to rent an unlimited number of titles during a specific period.  We recognize rental revenues from the sale of these programs and our online subscription service over the term of the service.

We offer our customers the opportunity to download movies for a specific viewing period or permanently purchase a movie from our web-site.  We recognize revenue when the movie is successfully downloaded by the customer, which, based on our current technology, occurs at the time the customer plays the movie for the first time.

Foreign Currency Translation and Transactions

The financial statements of our foreign operations were prepared in their respective local currencies and translated into U.S. dollars for reporting purposes.  The assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods.  The cumulative effects of exchange rate changes on net assets are included as a part of “Accumulated other comprehensive income (loss).”

Fair Value of Financial Instruments

As of June 30, 2011 and December 31, 2010, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities is equal to or approximates fair value due to their short-term nature or proximity to current market rates.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

3.              Basic and Diluted Net Income (Loss) Per Share

We present both basic earnings per share (“EPS”) and diluted EPS.  Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to DISH Network common shareholders” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock awards were exercised.  The potential dilution from stock awards was computed using the treasury stock method based on the average market value of our Class A common stock.  The following table presents earnings per share amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net income (loss) attributable to DISH Network common shareholders	$334,760	$256,990	$884,154	$487,937

Weighted-average common shares outstanding - Class A and B common stock:
Basic	445,579	447,986	444,475	447,362
Dilutive impact of stock awards outstanding	1,718	882	1,319	820
Diluted	447,297	448,868	445,794	448,182

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network common shareholders	$0.75	$0.57	$1.99	$1.09
Diluted net income (loss) per share attributable to DISH Network common shareholders	$0.75	$0.57	$1.98	$1.09

As of June 30, 2011 and 2010, there were stock awards to purchase 5.5 million and 10.6 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is antidilutive.

Vesting of options and rights to acquire shares of our Class A common stock (“Restricted Performance Units”) granted pursuant to our performance based stock incentive plans is contingent upon meeting certain goals which are not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of June 30,
	2011	2010
	(In thousands)
Performance based options	10,997	11,070
Restricted Performance Units and other	1,387	1,571
Total	12,384	12,641

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

4.      Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$1,411,188	$1,334,081
Current marketable investment securities - strategic	308,803	211,141
Current marketable investment securities - other	1,017,701	754,483
Total current marketable investment securities	2,737,692	2,299,705
Restricted marketable investment securities (1)	67,043	62,196
Noncurrent marketable investment securities - ARS and MBS (2)	121,512	119,121
Total marketable investment securities	2,926,247	2,481,022

Restricted cash and cash equivalents (1)	58,042	82,241

Other investment securities:
Other investment securities - cost method (2)	2,805	2,805
Investment in DBSD North America	1,274,374	102,591
Total other investment securities	1,277,179	105,396

Total marketable investment securities, restricted cash and other investment securities	$4,261,468	$2,668,659

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities include strategic and financial investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of June 30, 2011, a significant portion of our strategic investment portfolio consisted of securities of several issuers, and the value of that portfolio depends on those issuers.

We account for certain debt securities acquired at a discount under the cost recovery method, partial accrual or full accrual methods based on management’s quarterly evaluation of these securities.  These debt securities were purchased at a discount due to their credit quality.  As a result, the yield that may be accreted (accretable yield) is limited to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (including the effects of prepayments) expected to be collected over our initial investment.  The face value and carrying value, which is equal to fair value, of these securities as of June 30, 2011 and December 31, 2010 was $16 million.  The total discount on these securities was $1 million as of June 30, 2011 with $1 million classified as accretable yield.  The total discount on these securities was $3 million as of December 31, 2010 with $3 million classified as accretable yield.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of June 30, 2011 and December 31, 2010, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for our litigation with ESPN (See Note 10).

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

Fair Value Election.  As of June 30, 2011 our ARS and MBS noncurrent marketable investment securities portfolio of $122 million includes $65 million of securities accounted for under the fair value method.  Changes in the fair value of these securities are not significant during the periods presented.

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

Investment in DBSD North America

Over the past several years, we have made various strategic investments in DBSD North America Inc. (“DBSD North America”), a subsidiary of ICO Global Communications (Holdings) Limited (“ICO”).  DBSD North America is developing an advanced hybrid system which combines both satellite and terrestrial communications capabilities capable of supporting wireless voice, data and/or Internet services throughout the United States.  We have committed, through various agreements described below, to acquire 100% of the equity of reorganized DBSD North America for approximately $1.4 billion.  Our ultimate acquisition of 100% of the equity of reorganized DBSD North America is subject to the satisfaction of certain conditions, including approval by the FCC and DBSD North America’s emergence from bankruptcy.  While we hold a material amount of financial instruments in DBSD North America, we do not have the power to direct its activities and will not until the acquisition is closed.  DBSD North America will be consolidated into our financial statements if the acquisition is approved and DBSD North America has emerged from bankruptcy.  As of June 30, 2011, the carrying value amount of our investment in DBSD North America is $1.274 billion and is included on our Condensed Consolidated Balance Sheets under the caption “Investment in DBSD North America.”

Investment in DBSD North America as of the Balance Sheet Dates.  As of June 30, 2011 and December 31, 2010, our other investment securities portfolio included DBSD North America’s 7.5% Convertible Senior Secured Notes due 2009 of $112 million and $56 million, respectively.  In addition, as of June 30, 2011 and December 31, 2010, we held a $47 million line of credit pursuant to the Amended and Restated Revolving Credit Agreement, dated as of April 7, 2008 between us and DBSD North America.  During the six months ended June 30, 2011, we made additional investments in DBSD North America pursuant to various agreements discussed below.

Investment Agreement.  On February 1, 2011, we entered into an $88 million Credit Facility with DBSD North America and committed to acquire 100% of the equity of reorganized DBSD North America (the “Investment Agreement”) for approximately $1.4 billion subject to certain adjustments, including interest accruing on DBSD North America’s existing debt.  As of June 30, 2011, we had funded $54 million under the Credit Facility.

On February 24, 2011 and again on March 15, 2011, we amended the Investment Agreement (the “Revised Investment Agreement”).  Pursuant to the Revised Investment Agreement, on March 22, 2011, we initiated a tender offer to purchase all of DBSD North America’s outstanding 7.5% Convertible Senior Secured Notes due 2009, certain claims against a DBSD North America’s debtor affiliate and certain allowed claims against DBSD North America.  The tender offer expired on April 18, 2011 and on April 20, 2011 we made payments of approximately $727 million to purchase tendered DBSD North America’s 7.5% Convertible Senior Secured Notes due 2009, and $19 million in payments for certain claims against a DBSD’s debtor affiliate and claims against DBSD North America.

Restructuring Support Agreement and Implementation Agreement.  In connection with the Revised Investment Agreement on March 15, 2011, we entered into a Restructuring Support Agreement and an Implementation Agreement with ICO, the parent company of DBSD North America, pursuant to which ICO provided us with certain assets, rights and ICO’s support of the reorganization of DBSD North America in exchange for approximately $325 million, of which $315 million has been paid.  On March 21, 2011, we paid $35 million to ICO pursuant to the Implementation Agreement.  On April 26, 2011, we made a second payment of approximately $280 million to ICO pursuant to the Implementation Agreement for the capital stock of DBSD North America.  We have also agreed to indemnify ICO against certain liabilities in connection with certain pending litigation related to DBSD North America.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

All of our investments in DBSD North America are accounted for under the cost method of accounting, except for the 7.5% Convertible Senior Secured Notes due 2009.  We account for unrealized gains and losses associated with the 7.5% Convertible Senior Secured Notes due 2009 as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” on our Condensed Consolidated Balance Sheets.

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2011 and December 31, 2010, we had accumulated net unrealized gains of $185 million and $93 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  A full valuation allowance has been established against any deferred taxes that are capital in nature.  The components of our available-for-sale investments are detailed in the table below.

	As of June 30, 2011				As of December 31, 2010
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$1,411,188	$—	$—	$—	$1,334,081	$—	$—	$—
ARS and MBS	56,408	2,292	(11,456)	(9,164)	56,430	902	(12,262)	(11,360)
ARS fair value election	65,104	—	—	—	62,691	—	—	—
Other (including restricted)	1,100,942	9,400	(2,071)	7,329	832,798	9,330	(1,676)	7,654
Equity securities:
Other	292,605	110,828	(2,954)	107,874	195,022	82,565	(8,429)	74,136
Subtotal	2,926,247	122,520	(16,481)	106,039	2,481,022	92,797	(22,367)	70,430
Investment in DBSD North America (1)	839,009	78,749	—	78,749	55,823	22,926	—	22,926
Total	$3,765,256	$201,269	$(16,481)	$184,788	$2,536,845	$115,723	$(22,367)	$93,356

(1)   Of our total investment in DBSD North America of $1.274 billion, only our $839 million investment in the 7.5% Convertible Senior Secured Notes due 2009 is accounted for as available for sale investments.

As of June 30, 2011, restricted and non-restricted marketable investment securities include debt securities of $2.286 billion with contractual maturities of one year or less and $348 million with contractual maturities greater than one year, excluding our $839 million available for sale investment in DBSD North America.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of June 30, 2011 and December 31, 2010, the unrealized losses on our investments in equity securities represent investments in broad-based indexes and several companies in the technology industry.  We are not aware of any specific factors which indicate the unrealized losses in these investments are due to anything other than temporary market fluctuations.  As of June 30, 2011 and December 31, 2010, the unrealized losses on our investments in debt securities primarily represent investments in auction rate, mortgage and asset-backed securities.  We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

			As of June 30, 2011
	Primary	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Reason for	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Unrealized Loss	Value	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
Debt securities	Temporary market fluctuations	$551,286	$489,729	$(1,536)	$1,596	$(2)	$59,961	$(11,989)
Equity securities	Temporary market fluctuations	139,933	139,933	(2,954)	—	—	—	—
Total		$691,219	$629,662	$(4,490)	$1,596	$(2)	$59,961	$(11,989)

			As of December 31, 2010
			(In thousands)
Debt securities	Temporary market fluctuations	$312,857	$93,072	$(174)	$26,182	$(103)	$193,603	$(13,661)
Equity securities	Temporary market fluctuations	26,890	26,890	(8,429)	—	—	—	—
Total		$339,747	$119,962	$(8,603)	$26,182	$(103)	$193,603	$(13,661)

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Our assets measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs	$1,411,188	$—	$1,411,188	$—	$1,334,081	$—	$1,334,081	$—
ARS and MBS	121,512	—	5,245	116,267	119,121	—	6,031	113,090
Other (including restricted)	1,100,942	11,699	1,088,238	1,005	832,798	21,835	810,883	80

Equity securities	292,605	292,605	—	—	195,022	195,022	—	—

Subtotal	2,926,247	304,304	2,504,671	117,272	2,481,022	216,857	2,150,995	113,170
Investment in DBSD North America (1)	839,009	—	—	839,009	55,823	—	—	55,823
Total	$3,765,256	$304,304	$2,504,671	$956,281	$2,536,845	$216,857	$2,150,995	$168,993

(1)   Of our total investment in DBSD North America of $1.274 billion, only our $839 million investment in the 7.5% Convertible Senior Secured Notes due 2009 is accounted for as available for sale investments.

Changes in Level 3 instruments are as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2010	$168,993
Net realized and unrealized gains (losses) included in earnings	2,837
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	58,726
Purchases	727,364
Settlements	(1,639)
Balance as of June 30, 2011	$956,281

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” income and expense included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other Income (Expense):	2011	2010	2011	2010
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$(4,659)	$—	$1,732	$(49)
Marketable investment securities - unrealized gains (losses) on investments accounted for at fair value	(14,735)	—	(19,508)	—
Other investment securities - gains (losses) on sales/exchanges	—	52	10,000	1,604
Other investment securities - unrealized gains (losses) on fair value investments and other-than-temporary impairments	—	(877)	—	2,146
Other	(400)	(2,903)	(385)	(2,774)
Total	$(19,794)	$(3,728)	$(8,161)	$927

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

5.     Inventory

Inventory consists of the following:

	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
DISH Network services:
Finished goods - DBS	$317,136	$305,068
Raw materials	80,504	143,111
Work-in-process - used	30,658	36,186
Work-in-process - new	2,507	3,210
Total DISH Network services	430,805	487,575
Blockbuster:
Rental library	67,884	—
Merchandise	69,968	—
Total Blockbuster	137,852	—
Total inventory	$568,657	$487,575

6.     Property and Equipment

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Equipment leased to customers	$189,030	$225,348	$372,017	$430,746
Satellites	32,087	25,699	64,178	47,882
Buildings, furniture, fixtures, equipment and other	15,932	13,399	30,551	25,480
Total depreciation and amortization	$237,049	$264,446	$466,746	$504,108

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

7.     Long-Term Debt

6 3/4% Senior Notes due 2021

On May 5, 2011, we issued $2.0 billion aggregate principal amount of our ten-year, 6 3/4% Senior Notes due June 1, 2021 at an issue price of 99.093%.  Interest accrues at an annual rate of 6 3/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year, commencing on December 1, 2011.

The 6 3/4% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to June 1, 2014, we may also redeem up to 35% of each of the 6 3/4% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.

The 6 3/4% Senior Notes are:

•      general unsecured senior obligations of DISH DBS Corporation (“DDBS”);

•      ranked equally in right of payment with all of DDBS’ and the guarantors’ existing and future unsecured senior debt; and

•      ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 6 3/4% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:

•      incur additional debt;

•      pay dividends or make distributions on DDBS’ capital stock or repurchase DDBS’ capital stock;

•      make certain investments;

•      create liens or enter into sale and leaseback transactions;

•      enter into transactions with affiliates;

•      merge or consolidate with another company; and

•      transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 6 3/4% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of June 30, 2011 and December 31, 2010:

	As of
	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 3/8% Senior Notes due 2011 (1)	$1,000,000	$1,010,000	$1,000,000	$1,032,500
7 % Senior Notes due 2013	500,000	538,750	500,000	532,815
6 5/8% Senior Notes due 2014	1,000,000	1,062,500	1,000,000	1,032,500
7 3/4% Senior Notes due 2015	750,000	813,750	750,000	798,750
7 1/8% Senior Notes due 2016	1,500,000	1,595,625	1,500,000	1,548,600
7 7/8% Senior Notes due 2019	1,400,000	1,519,000	1,400,000	1,463,000
6 3/4% Senior Notes due 2021	2,000,000	2,012,140	—	—
Mortgages and other notes payable	75,072	75,072	77,965	77,965
Subtotal	8,225,072	$8,626,837	6,227,965	$6,486,130
Capital lease obligations (2)	276,374	NA	286,971	NA
Total long-term debt and capital lease obligations (including current portion)	$8,501,446		$6,514,936

(1)   Our 6 3/8% Senior Notes with an aggregate principal balance of $1.0 billion mature on October 1, 2011.

(2)   Disclosure regarding fair value of capital leases is not required.

8.    Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of June 30, 2011, we had outstanding under these plans stock options to acquire 22.6 million shares of our Class A common stock and 1.4 million restricted stock units.  Stock options granted prior to and on June 30, 2011 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of June 30, 2011, we had 73.1 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

As of June 30, 2011, the following stock awards were outstanding:

	As of June 30, 2011
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH Network employees	19,517,884	1,214,205	914,471	55,952
Held by EchoStar employees	3,053,078	228,624	N/A	N/A
Total	22,570,962	1,442,829	914,471	55,952

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Stock Award Activity

Our stock option activity was as follows:

	For the Six Months
	Ended June 30, 2011
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	21,918,500	$18.62
Granted	3,000,000	$28.80
Exercised	(1,491,988)	$15.46
Forfeited and cancelled	(855,550)	$17.03
Total options outstanding, end of period	22,570,962	$20.59
Performance based options outstanding, end of period (1)	10,996,725	$18.23
Exercisable at end of period	7,506,736	$22.61

(1)   These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to performance based stock incentive plans.  Vesting of these stock options is contingent upon meeting certain company goals which are not yet probable of being achieved.  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised during the three and six months ended June 30, 2011 and 2010 as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Tax benefit from stock awards exercised	$5,614	$1,184	$6,409	$1,271

Based on the closing market price of our Class A common stock on June 30, 2011, the aggregate intrinsic value of our stock options was as follows:

	As of June 30, 2011
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$237,536	$62,261

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Our restricted stock unit activity was as follows:

	For the Six Months
	Ended June 30, 2011
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,564,332	$23.00
Granted	300,000	$30.67
Vested	(6,875)	$7.29
Forfeited and cancelled	(414,628)	$26.57
Total restricted stock units outstanding, end of period	1,442,829	$23.65
Restricted Performance Units outstanding, end of period (1)	1,386,704	$23.34

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of June 30, 2011, that assessment could change at any time.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the six months ended June 30, 2011, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion
	(In thousands)
DISH Network awards held by DISH Network employees	$36,323	$23,445
EchoStar awards held by DISH Network employees	7,110	4,582
Total	$43,433	$28,027

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

During the first quarter of 2011, we determined that the 2008 LTIP performance goals are probable of achievement. As of June 30, 2011, 25% of the 2008 LTIP awards had vested.  We are recognizing the associated non-cash stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the remaining 75%, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

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

Although no awards vest until the performance goals are attained, we determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the three and six months ended June 30, 2011 and 2010, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain company-specific subscriber and financial goals was not probable as of June 30, 2011, that assessment could change at any time.

The non-cash stock-based compensation expense associated with these awards is as follows:

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2011	$3,378	$1,024
Estimated contingent expense subsequent to 2011	9,406	51,457
Total estimated remaining expense over the term of the plan	$12,784	$52,481

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Non-Cash, Stock-Based Compensation Expense Recognized	2011	2010	2011	2010
	(In thousands)
2008 LTIP	$1,495	$1,028	$14,299	$1,611
Other employee performance awards	(87)	(76)	(12)	232
Total non-cash, stock-based compensation expense recognized for performance based awards	$1,408	$952	$14,287	$1,843

Of the 22.6 million stock options and 1.4 million restricted stock units outstanding under our stock incentive plans as of June 30, 2011, the following awards were outstanding pursuant to our performance based stock incentive plans:

	As of June 30, 2011
Performance Based Stock Options	Number of Awards	Weighted- Average Exercise Price
2005 LTIP	3,377,500	$22.93
2008 LTIP	4,419,225	$11.17
Other employee performance awards	3,200,000	$23.01
Total	10,996,725	$18.23

Restricted Performance Units and Other
2005 LTIP	452,329
2008 LTIP	34,375
Other employee performance awards	900,000
Total	1,386,704

Stock-Based Compensation

During the six months ended June 30, 2010, we incurred $3 million of additional non-cash, stock-based compensation cost in connection with the Stock Option Adjustment discussed previously.  This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and six months ended June 30, 2011 and 2010 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Subscriber-related	$340	$234	$1,317	$683
General and administrative	3,378	2,660	17,578	8,527
Total non-cash, stock-based compensation	$3,718	$2,894	$18,895	$9,210

As of June 30, 2011, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $33 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 4.0% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the three and six months ended June 30, 2011 and 2010 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Stock Options	2011	2010	2011	2010
Risk-free interest rate	1.76% - 3.18%	2.07% - 2.60%	1.76% - 3.18%	2.07% - 2.89%
Volatility factor	31.74% - 41.00%	33.33% - 36.29%	31.74% - 41.00%	33.33% - 36.29%
Expected term of options in years	4.7 - 10.0	5.7 - 7.5	4.7 - 10.0	5.7 - 7.5
Weighted-average fair value of options granted	$11.33 - $14.77	$6.83 - $7.54	$9.16 - $14.77	$6.83 - $8.14

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

9.     Acquisitions

When we acquire a business we recognize the assets acquired, liabilities assumed and any noncontrolling interests at fair value.  We expense all transaction costs related to the acquisition as incurred.

Blockbuster Acquisition

On April 26, 2011, we completed the Blockbuster Acquisition.  We acquired Blockbuster operations in the United States and in certain foreign countries.  Our winning bid in the bankruptcy court auction was valued at $321 million.  We paid $238 million to acquire Blockbuster, including $226 million in cash and $12 million in certain assumed liabilities.  Of the $226 million paid in cash, $20 million was placed in escrow.  Subsequent to this payment, we received a $4 million refund from escrow, resulting in a net purchase price of $234 million.  Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand service.  The Blockbuster Acquisition complements our core business of delivering high-quality video entertainment to consumers.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

This transaction was accounted for as a business combination using the acquisition method of accounting.  The preliminary allocation of the purchase consideration is in the table below and is incomplete until our final evaluation of fair value is determined.

Preliminary
Purchase
Price
Allocation
(In thousands)
Cash	$112,804
Current assets	168,711
Property and equipment	21,622
Acquisition intangibles	9,879
Other noncurrent assets	7,838
Current liabilities	(78,503)
Other long term liabilities	(8,767)
Total purchase price	$233,584

The pro forma revenue and earnings associated with the Blockbuster Acquisition is not included in this filing as management determined that due to the material ongoing modifications of the business insufficient information exists to accurately develop meaningful historical pro forma financial information.  Moreover, the historical operations of Blockbuster materially changed during the periods preceding the acquisition as a result of Blockbuster Inc.’s bankruptcy proceedings, and any historical pro forma information would not prove useful in assessing our post acquisition earnings and cash flows.  The cost of goods sold on a unit basis for Blockbuster in the current period was lower-than-historical results.  The carrying values in the current period of the rental library and merchandise inventories (“Blockbuster Inventory”) were reduced to their estimated fair value due to the application of purchase accounting.  This impact on cost of goods sold on a unit basis will diminish in the future as we purchase new Blockbuster Inventory.

10.  Commitments and Contingencies

Commitments

On May 5, 2011, we issued $2.0 billion aggregate principal amount of our ten-year, 6 3/4% Senior Notes due June 1, 2021 at an issue price of 99.093%.  Interest accrues at an annual rate of 6 3/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year, commencing on December 1, 2011.

Blockbuster.  In connection with the Blockbuster Acquisition, we assumed or entered into new leases that had an aggregate commitment of $219 million detailed by year in the table below.

Future
Commitments
(In thousands)
2011	$29,676
2012	52,018
2013	40,811
2014	27,873
2015	17,096
Thereafter	51,763
Total	$219,237

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

TiVo.  We are responsible for making future payments to TiVo of $190 million in six equal annual installments between 2012 and 2017 related to the TiVo settlement.  See further discussion under “TiVo Inc.” below.

TerreStar.  Gamma Acquisition L.L.C. (“Gamma”), a wholly-owned subsidiary of DISH Network entered into an asset purchase agreement on June 14, 2011 with TerreStar Networks, Inc. (“TerreStar”) and certain of its subsidiaries, under which Gamma would acquire substantially all of the assets of TerreStar and its subsidiaries for a cash purchase price of $1.375 billion, of which $69 million was paid in June 2011, and would agree to assume certain liabilities associated with the ongoing operations of the business being acquired.  That agreement was contingent on bankruptcy court approval which was obtained on July 7, 2011.  Although the closing of the transaction may not occur until 2012, we expect that all necessary conditions for funding $1.276 billion of the purchase price will be met, and that amount will be funded, during the third quarter of 2011.  Additionally, Gamma is responsible for any working capital and administrative expenses of TerreStar and certain of its subsidiaries beyond December 31, 2011.  See Note 13 for further discussion.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $245 million over approximately the next four years.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of its obligation under this agreement through 2019.  As of June 30, 2011, the remaining obligation under this agreement is the guarantee of $529 million.

As of June 30, 2011, we have not recorded a liability on the balance sheet for any of these guarantees.

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

Litigation

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.  We regularly evaluate the status of legal proceedings in which we are involved, to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals are appropriate.  We further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made, if accruals are not appropriate.

For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties (as with many patent-related cases).  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  We appealed the partial grant of ESPN’s motion to the New York State Supreme Court, Appellate Division, First Department.  After the partial grant of ESPN’s motion, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreement.  On December 29, 2010, the New York State Supreme Court, Appellate Division, First Department affirmed the partial grant of ESPN’s motion on the counterclaim.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Condensed Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements.  We intend to seek leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  As a result of the First Department’s ruling, during the three and six months ended June 30, 2011, we recorded $24 million of “Litigation Expense” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and increased our “Litigation accrual” to a total of $66 million as of June 30, 2011.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd. filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the US Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the ‘636 patent are invalid.  The plaintiff has appealed.

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

Olympic Developments

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against us, Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of  United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola, Inc. settled with PMC leaving EchoStar and us as the only defendants.

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs requested that the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation.  On September 20, 2010, we agreed to a

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

settlement of both lawsuits that provides, among other things, for mutual releases of the claims underlying the litigation, payment by us of up to $60 million, and the option for certain class members to elect to reinstate certain monthly incentive payments, which the parties agreed have an aggregate maximum value of $23 million.  We cannot predict with any degree of certainty how many class members will elect to reinstate these monthly incentive payments.  As a result, a $60 million “Litigation accrual” was recorded as of December 31, 2010 on our Condensed Consolidated Balance Sheets.  On February 9, 2011, the court granted final approval of the settlement, and we made a $60 million settlement payment on April 28, 2011.

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against DISH Network L.L.C., our indirect wholly owned subsidiary, and EchoStar in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398.  Suomen is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunication network.  The action has been transferred to the United States District Court for the District of Colorado.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Under the settlement agreement, all pending litigation has been dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or EchoStar have been dissolved.  We and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from us, we made the initial payment to TiVo in May 2011, except for the contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between us and EchoStar based on historical sales of certain licensed products, with us being responsible for 95% of each annual payment.

As previously disclosed, our total litigation accrual for TiVo was $517 million as of December 31, 2010.  As a result of the settlement agreement, we reversed $335 million of this accrual and made a payment of approximately $290 million for our portion of the initial payment to TiVo.  Of this amount, approximately $182 million relates to prior periods and the remaining $108 million represents a prepayment.  Our $108 million prepayment and our $190 million share of the remaining payments, a total of $298 million, will be expensed ratably as a subscriber-related expense from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.  In connection with our TiVo settlement, TiVo agreed to advertise and market certain of our products and services.  As a result, $6 million was recognized as a reduction of litigation expense and we recorded a pre-paid marketing asset on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and our Condensed Consolidated Balance Sheets, respectively.

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

Voom

In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service.  At that time, Voom also sought a

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal.  Oral argument on the appeal took place on April 27, 2011.  Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

11.  Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  Under this definition, we operate two primary business segments.

•      DISH Network.  The DISH Network® DBS subscription television service in the United States had 14.056 million subscribers as of June 30, 2011.  The DISH Network DBS System consists of our licensed FCC authorized DBS and FSS spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

•      Blockbuster.  On April 26, 2011, we completed the Blockbuster Acquisition.  We acquired Blockbuster operations in the United States and in certain foreign countries.  Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand service.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
Total assets:
DISH Network services	$12,467,477	$9,632,153
Blockbuster	360,225	—
Total assets	$12,827,702	$9,632,153

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Revenue:
DISH Network services	$3,336,208	$3,169,042	$6,560,339	$6,226,437
Blockbuster (1)	253,953	—	253,953	—
Total revenue	$3,590,161	$3,169,042	$6,814,292	$6,226,437

Net income (loss) attributable to DISH Network common shareholders:
DISH Network services	$331,236	$256,990	$880,630	$487,937
Blockbuster (1)	3,524	—	3,524	—
Total net income (loss) attributable to
DISH Network common shareholders	$334,760	$256,990	$884,154	$487,937

(1)   For the three and six months ended June 30, 2011, this reflects the Blockbuster revenue and net income from the acquisition date of April 26, 2011 to June 30, 2011.

12.  Related Party Transactions

Related Party Transactions with EchoStar

Following the Spin-off, EchoStar has operated as a separate public company, and we have no continued ownership interest in EchoStar.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Nimiq 5 Agreement.  During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During 2009, EchoStar also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which we will receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We and EchoStar are currently receiving service on 25 of these DBS transponders and will receive service on the remaining seven DBS transponders over a phase-in period that will be completed in 2012.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussions under “Guarantees” in Note 10.

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

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite expected to be placed into service at the 77 degree orbital location during the third quarter of 2011.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Set-top boxes and other equipment purchased from EchoStar	$270,629	$382,839	$542,755	$768,687

Set-top boxes and other equipment purchased from EchoStar included in “Cost of sales — subscriber promotion subsidies — EchoStar”	$62,868	$39,733	$117,294	$66,636

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

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each of the leases is set forth below:

•      Inverness Lease Agreement.  The lease for certain space at 90 Inverness Circle East in Englewood, Colorado expires on January 1, 2012.

•      Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado was recently extended for a period ending on December 31, 2016.

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

TiVo.  On April 29, 2011, we and EchoStar entered into a settlement agreement with TiVo Inc.  See Note 10 for further discussion.

EchoStar XV Launch Service.  During 2009, EchoStar assigned certain of its rights under a launch contract to us for EchoStar’s fair value of $103 million.  This amount was paid to EchoStar during the first quarter of 2010.  We recorded these rights at EchoStar’s net book value of $89 million and recorded the $14 million difference between

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

International Programming Rights Agreement.  During the three and six months ended June 30, 2011 we made no purchases and for the three and six months ended June 30, 2010 we purchased less than $1 million and $2 million, respectively, of certain international rights for sporting events from EchoStar, included in “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), of which EchoStar only retained a certain portion.

Acquisition of South.com, L.L.C.  During October 2010, we purchased all of South.com, L.L.C. from EchoStar and another party for $5 million.  South.com, L.L.C. is an entity that holds certain authorizations for multichannel video and data distribution service (MVDDS) spectrum in the United States.

Blockbuster.  On April 26, 2011, we completed the Blockbuster Acquisition.  During the second quarter of 2011, EchoStar acquired Hughes Communications, Inc, which provides broadband products and services of less than $1 million per quarter to Blockbuster.  As of June 30, 2011, we had less than $1 million payable to EchoStar as a result of the Blockbuster Acquisition.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$19,716	$19,636	$40,445	$39,709

	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$6,876	$13,272

13.       Subsequent Events

TerreStar

Gamma, a wholly-owned subsidiary of DISH Network, entered into an asset purchase agreement with TerreStar and certain of its subsidiaries on June 14, 2011, under which Gamma would acquire substantially all of the assets of TerreStar and its subsidiaries for a cash purchase price of $1.375 billion, of which $69 million was paid in June 2011, and would agree to assume certain liabilities associated with the ongoing operations of the business being acquired.  On July 7, 2011, the asset purchase agreement was approved by the US Bankruptcy Court for the Southern District of New York, in which the bankruptcy cases of TerreStar and certain of its subsidiaries are being administered.  DISH Network is a party to the asset purchase agreement solely with respect to certain guaranty obligations.  Consummation of the acquisition contemplated in the asset purchase agreement is subject to, among other things, approval by the FCC and the Canadian federal Department of Industry.  However, funding of the $1.375 billion purchase price is not conditioned on approval of the transaction by the FCC and the Canadian federal Department of Industry.  In the event that the purchase price is funded, but the necessary approvals from the FCC and the Canadian federal Department of Industry are not obtained, Gamma has the right under the purchase agreement to require TerreStar to sell substantially all of its assets to a third party and to receive the proceeds of such sale.  Although the closing of the transaction may not occur until 2012, we expect that all necessary conditions for funding $1.276 billion of the purchase price will be met, and that amount will be funded, during the third quarter of 2011.  Additionally, Gamma is responsible for any working capital and administrative expenses of TerreStar and certain of its subsidiaries beyond December 31, 2011.

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

EXECUTIVE SUMMARY

Overview

DISH Network lost approximately 135,000 net subscribers during the three months ended June 30, 2011, compared to a loss of approximately 19,000 net subscribers during the same period in 2010.  The change versus the prior year primarily resulted from a decline in gross new subscriber activations.  During the three months ended June 30, 2011, DISH Network added approximately 572,000 gross new subscribers compared to approximately 747,000 gross new subscribers during the same period in 2010, a decrease of 23.4%.

Our gross activations and net subscriber additions were negatively impacted during the second quarter of 2011 compared to the same period in 2010 as a result of increased competitive pressures, including aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of discounts.  In addition, telecommunications companies continue to grow their customer base as they build out their fiber-based pay-TV networks.  Also, our gross activations and net subscriber additions continue to be adversely affected during the second quarter of 2011 by sustained economic weakness and uncertainty, including, among other things, the weak housing market in the United States combined with lower discretionary spending.

Our average monthly subscriber churn rate for the three months ended June 30, 2011 was 1.67%, compared to 1.78% for the same period in 2010.  While churn improved compared to the same period in 2010, churn continues to be adversely affected by the increased competitive pressures discussed above.  In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide outstanding customer service, and our ability to control piracy.  There can be no assurance that churn will continue at this rate during the remainder of 2011.

DISH Network lost approximately 77,000 net subscribers for the six months ended June 30, 2011, compared to a gain of approximately 218,000 net new subscribers for the same period in 2010.  The change versus the prior period was driven primarily by a decrease in gross new subscriber additions.  Our average monthly subscriber churn rate for the six months ended June 30, 2011 was 1.57%, compared to 1.59% for the same period in 2010.  When the size of our subscriber base increases, even if our subscriber churn rate remains constant, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

“Net income (loss) attributable to DISH Network common shareholders” for the three and six months ended June 30, 2011 was $335 million and $884 million, respectively, compared to $257 million and $488 million for the same periods in 2010.  During the second quarter of 2011, “Net income (loss) attributable to DISH Network common shareholders” increased as a result of price increases during the past year and fewer gross new subscriber activations.  During the six months ended June 30, 2011, “Net income (loss) attributable to DISH Network common shareholders” improved primarily due to a reduction in our accrued expenses related to the TiVo Inc. settlement, price increases during the past year and fewer gross new subscriber activations.

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

While economic factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to DISH Network.  In the past, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH Network.  To combat signal theft and improve the security of our broadcast system, we completed the replacement of our security access devices to re-secure our system during 2009.  We expect that additional future replacements of these devices will be necessary to keep our system secure.  To combat other forms of fraud, we continue to monitor our third party distributors and retailers to ensure adherence to our business rules.

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

Recent Developments

Blockbuster.  On April 26, 2011, we completed the acquisition of most of the assets of Blockbuster, Inc. (“Blockbuster Acquisition”).  We acquired Blockbuster operations in the United States and in certain foreign countries.  Our winning bid in the bankruptcy court auction was valued at $321 million.  We paid $238 million to acquire Blockbuster, including $226 million in cash and $12 million in certain assumed liabilities.  Of the $226 million paid in cash, $20 million was placed in escrow.  Subsequent to this payment, we received a $4 million refund from escrow, resulting in a net purchase price of $234 million.  Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

blockbuster.com website and the BLOCKBUSTER On Demand service.  The Blockbuster Acquisition complements our core business of delivering high-quality video entertainment to consumers.  This transaction was accounted for as a business combination and therefore the purchase price was allocated to the assets acquired based on their fair value.  Since we expect the purchases of future inventory to be higher than the fair value of the inventory acquired, we anticipate our overall cost of sales will be lower during the short term.  During the second quarter of 2011, we elected not to assume the leases of ten stores in the United States.  During July 2011, we elected not to assume the leases of an additional 155 stores in the United States.  As of August 1, 2011, Blockbuster operated over 1,500 retail stores in the United States.

The following discussion and analysis of our condensed consolidated results of operations, financial condition and liquidity are presented on a historical basis.  Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2011 includes the results of operations for Blockbuster from the acquisition date of April 26, 2011 to June 30, 2011.  Therefore, our results of operations for the three and six months ended June 30, 2011 are not comparable to our results of operations for the same periods in 2010.

TiVo.  In connection with our litigation with TiVo Inc. (“TiVo”), which is described in our periodic reports filed with the Securities and Exchange Commission, including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings — TiVo Inc.,” on April 20, 2011, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s contempt ruling on infringement, articulated a new standard for determining “colorable difference” and remanded that issue back to the District Court for determination.  The Federal Circuit also vacated the District Court’s amended injunction requiring that we inform the court of any further attempts to design around TiVo’s United States Patent No. 6,233,389 (the ‘389 patent) and seek approval from the court before any such design-around is implemented.  The Federal Circuit also vacated the infringement damages for the period after we deployed our original alternative technology (although it did not foreclose that damages may be reinstated if upon remand a new court or jury decision found that the original alternative technology infringed TiVo’s ‘389 patent).  The Federal Circuit affirmed the District Court’s contempt ruling on disablement, holding that the original 2006 injunction required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes deployed with customers (the “Disablement Provision”) and affirmed the $90 million in contempt sanctions awarded against us for violating the Disablement Provision.

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

Under the settlement agreement, all pending litigation has been dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or EchoStar have been dissolved.  We and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from us, we made the initial payment to TiVo in May 2011, except for the contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between us and EchoStar based on historical sales of certain licensed products, with us being responsible for 95% of each annual payment.

As previously disclosed, our total litigation accrual for TiVo was $517 million as of December 31, 2010.  As a result of the settlement agreement, we reversed $335 million of this accrual and made a payment of approximately $290 million for our portion of the initial payment to TiVo.  Of this amount, approximately $182 million relates to prior periods and the remaining $108 million represents a prepayment.  Our $108 million prepayment and our $190 million share of the remaining payments, a total of $298 million, will be expensed ratably as a subscriber-related expense from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.  In connection with our TiVo settlement, TiVo agreed to advertise and market certain of our products and services.  As a result, $6 million was recognized as a reduction of litigation expense and we recorded a pre-paid marketing asset on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and our Condensed Consolidated Balance Sheets, respectively.

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

Liquidity Drivers

Like many companies, we make general investments in property such as satellites, set-top boxes, information technology and facilities that support our overall business.  As a subscriber-based company, however, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers.  While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary.  Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment.  Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive.

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

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for DISH Network despite the weak economic conditions.  Because of our cash flow modest fluctuations in the cost of capital will not likely impact our current operational plans.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Future Liquidity

TerreStar

Gamma, a wholly-owned subsidiary of DISH Network, entered into an asset purchase agreement with TerreStar and certain of its subsidiaries on June 14, 2011, under which Gamma would acquire substantially all of the assets of TerreStar and its subsidiaries for a cash purchase price of $1.375 billion, of which $69 million was paid in June 2011, and would agree to assume certain liabilities associated with the ongoing operations of the business being acquired.  On July 7, 2011, the asset purchase agreement was approved by the US Bankruptcy Court for the Southern District of New York, in which the bankruptcy cases of TerreStar and certain of its subsidiaries are being administered.  DISH Network is a party to the asset purchase agreement solely with respect to certain guaranty obligations.  Consummation of the acquisition contemplated in the asset purchase agreement is subject to, among other things, approval by the FCC and the Canadian federal Department of Industry.  However, funding of the $1.375 billion purchase price is not conditioned on approval of the transaction by the FCC and the Canadian federal Department of Industry.  In the event that the purchase price is funded, but the necessary approvals from the FCC and the Canadian federal Department of Industry are not obtained, Gamma has the right under the purchase agreement to require TerreStar to sell substantially all of its assets to a third party and to receive the proceeds of such sale.  Although the closing of the transaction may not occur until 2012, we expect that all necessary conditions for funding $1.276 billion of the purchase price will be met, and that amount will be funded, during the third quarter of 2011.  Additionally, Gamma is responsible for any working capital and administrative expenses of TerreStar and certain of its subsidiaries beyond December 31, 2011.  See further discussion regarding acquisitions and other strategic transactions under “Item 1A.  Risk Factors.”

Voom

If Voom prevails in its breach of contract suit against us, we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.  In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal.  Oral argument on the appeal took place on April 27, 2011.  Voom is claiming over $2.5 billion in damages.

The Spin-off

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  DISH Network and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, HD programming, pay-per-view, Latino and international subscription television services, equipment rental fees and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners, advertising services, fees earned from our in-home service operations

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH Network subscribers.  During the three months ended June 30, 2011, revenue from merchandise sold to customers including movies, video games and other accessories, and revenue from the rental of movies and video games and the sale of previously rented titles related to the Blockbuster Acquisition are included in this category.

Equipment sales, services and other revenue — EchoStar.  “Equipment sales, services and other revenue — EchoStar” includes revenue related to equipment sales, services, and other agreements with EchoStar.

Subscriber-related expenses.  “Subscriber-related expenses” principally include programming expenses, which represent a substantial majority of these expenses.  “Subscriber-related expenses” also include costs incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses.

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

Cost of sales - equipment, merchandise, services, rental and other.  “Cost of sales - equipment, merchandise, services, rental and other” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH Network subscribers.  During the three months ended June 30, 2011, the cost of movies and video games including rental title purchases or revenue sharing to studios, packaging and on-line delivery costs and cost of merchandise sold including movies, video games and other accessories related to the Blockbuster Acquisition are included in this category.  In addition, “Cost of sales - equipment, merchandise, services, rental and other” includes costs related to equipment sales, services, and other agreements with EchoStar.

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense, prepayment premiums and amortization of debt issuance costs associated with our senior debt (net of capitalized interest), and interest expense associated with our capital lease obligations.

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

DISH Network subscribers.  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our DISH Network subscriber count.  We also provide DISH Network service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our lowest, widely advertised residential programming package (but taking into account price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.  Effective during the first quarter of 2011, we made two changes to this calculation methodology compared to prior periods.  Beginning February 1, 2011, the retail price of our lowest, widely advertised residential programming package was our DISH America programming package.  The price for this package was used in the calculation rather than America’s Top 120 programming package, which had been used in prior periods.  We also determined that two of our commercial business lines, which had previously been included in the described calculation, could be more accurately reflected through actual subscriber counts.  The net impact of these two changes was to increase our subscriber count by approximately 6,000 subscribers in the first quarter of 2011.  Prior period DISH Network subscribers have not been adjusted for this revised commercial accounts calculation as the impacts were immaterial.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010.

	For the Three Months
	Ended June 30,		Variance
Statements of Operations Data	2011	2010	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,311,340	$3,141,326	$170,014	5.4
Equipment and merchandise sales, rental and other revenue	270,018	16,507	253,511	NM
Equipment sales, services and other revenue - EchoStar	8,803	11,209	(2,406)	(21.5)
Total revenue	3,590,161	3,169,042	421,119	13.3

Costs and Expenses:
Subscriber-related expenses	1,728,959	1,648,458	80,501	4.9
% of Subscriber-related revenue	52.2%	52.5%
Satellite and transmission expenses - EchoStar	115,358	107,107	8,251	7.7
% of Subscriber-related revenue	3.5%	3.4%
Satellite and transmission expenses - Other	9,819	10,102	(283)	(2.8)
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, merchandise, services, rental and other	89,403	22,004	67,399	NM
Subscriber acquisition costs	342,801	405,390	(62,589)	(15.4)
General and administrative expenses	325,262	155,016	170,246	NM
% of Total revenue	9.1%	4.9%
Litigation expense	23,728	30,709	(6,981)	(22.7)
Depreciation and amortization	237,049	264,446	(27,397)	(10.4)
Total costs and expenses	2,872,379	2,643,232	229,147	8.7

Operating income (loss)	717,782	525,810	191,972	36.5

Other Income (Expense):
Interest income	8,601	6,314	2,287	36.2
Interest expense, net of amounts capitalized	(143,564)	(114,690)	(28,874)	(25.2)
Other, net	(19,794)	(3,728)	(16,066)	NM
Total other income (expense)	(154,757)	(112,104)	(42,653)	(38.0)

Income (loss) before income taxes	563,025	413,706	149,319	36.1
Income tax (provision) benefit, net	(228,187)	(156,722)	(71,465)	(45.6)
Effective tax rate	40.5%	37.9%
Net income (loss)	334,838	256,984	77,854	30.3
Less: Net income (loss) attributable to noncontrolling interest	78	(6)	84	NM
Net income (loss) attributable to DISH Network common shareholders	$334,760	$256,990	$77,770	30.3

Other Data:
DISH Network subscribers, as of period end (in millions)	14.056	14.318	(0.262)	(1.8)
DISH Network subscriber additions, gross (in millions)	0.572	0.747	(0.175)	(23.4)
DISH Network subscriber additions, net (in millions)	(0.135)	(0.019)	(0.116)	NM
Average monthly subscriber churn rate	1.67%	1.78%	(0.11)%	(6.2)
Average monthly revenue per subscriber (“ARPU”)	$78.06	$73.05	$5.01	6.9
Average subscriber acquisition cost per subscriber (“SAC”)	$795	$743	$52	7.0
EBITDA	$934,959	$786,534	$148,425	18.9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

DISH Network subscribers.  As of June 30, 2011, we had approximately 14.056 million DISH Network subscribers compared to approximately 14.318 million subscribers at June 30, 2010, a decrease of 1.8%.  DISH Network lost approximately 135,000 net subscribers during the three months ended June 30, 2011, compared to a loss of approximately 19,000 net subscribers during the same period in 2010.  The change versus the prior year primarily resulted from a decline in gross new subscriber activations.  During the three months ended June 30, 2011, DISH Network added approximately 572,000 gross new subscribers compared to approximately 747,000 gross new subscribers during the same period in 2010, a decrease of 23.4%.

Our gross activations and net subscriber additions were negatively impacted during the second quarter of 2011 compared to the same period in 2010 as a result of increased competitive pressures, including aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of discounts.  In addition, telecommunications companies continue to grow their customer base as they build out their fiber-based pay-TV networks.  Also, our gross activations and net subscriber additions continue to be adversely affected during the second quarter of 2011 by sustained economic weakness and uncertainty, including, among other things, the weak housing market in the United States combined with lower discretionary spending.

Our average monthly subscriber churn rate for the three months ended June 30, 2011 was 1.67%, compared to 1.78% for the same period in 2010.  While churn improved compared to the same period in 2010, churn continues to be adversely affected by the increased competitive pressures discussed above.  In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide outstanding customer service, and our ability to control piracy.  There can be no assurance that churn will continue at this rate during the remainder of 2011.  When the size of our subscriber base increases, even if our subscriber churn rate remains constant, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

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

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $3.311 billion for the three months ended June 30, 2011, an increase of $170 million or 5.4% compared to the same period in 2010.  This change was primarily related to the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $78.06 during the three months ended June 30, 2011 versus $73.05 during the same period in 2010.  The $5.01 or 6.9% increase in ARPU was primarily attributable to price increases during the past year.  ARPU also continues to increase as a result of higher hardware related fees which include rental fees and fees earned from our in-home service operations.  This increase was partially offset by increases in the amount of promotional discounts on programming offered to our subscribers.

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” totaled $270 million for the three months ended June 30, 2011, an increase of $254 million compared to the same period in 2010.  This increase was driven by the Blockbuster Acquisition, which contributed revenue from the rental of movies and video games, the sale of previously rented titles, and other merchandise sold to customers including movies, video games and other accessories.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.729 billion during the three months ended June 30, 2011, an increase of $81 million or 4.9% compared to the same period in 2010.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs and an increase in customer retention expense.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  These increases were partially offset by reduced costs related to our call centers.  We continue to address our operational inefficiencies by streamlining our hardware offerings and making significant investments in staffing, training, information systems, and other initiatives, primarily in our call centers and in-home service operations.  “Subscriber-related expenses” represented 52.2% and 52.5% of “Subscriber-related revenue” during the three months ended June 30, 2011 and 2010, respectively.  The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue,” partially offset by higher programming costs and customer retention expense, discussed above.

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

Cost of sales — equipment, merchandise, services, rental and other.  “Cost of sales — equipment, merchandise, services, rental and other” totaled $89 million for the three months ended June 30, 2011, an increase of $67 million compared to the same period in 2010.  This increase primarily related to the cost of sales related to the Blockbuster Acquisition, including the cost of rental title purchases or revenue sharing to studios, packaging and on-line delivery costs as well as the cost of merchandise sold such as movies, video games and other accessories.  The Blockbuster Acquisition was accounted for as a business combination and therefore the purchase price was allocated to the assets acquired based on their fair value.  Since we expect the purchases of future inventory to be higher than the fair value of the inventory acquired, we anticipate our overall cost of sales will be lower during the short term.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $343 million for the three months ended June 30, 2011, a decrease of $63 million or 15.4% compared to the same period in 2010.  This decrease was primarily attributable to a decline in gross new subscriber additions partially offset by higher SAC discussed below.

SAC.  SAC was $795 during the three months ended June 30, 2011 compared to $743 during the same period in 2010, an increase of $52 or 7.0%.  This increase was primarily attributable to an increase in hardware costs per activation. The increase in hardware costs per activation was driven by deployment of more advanced set-top-boxes, such as HD receivers and HD DVRs and by a build-up of partially subsidized inventory to third party retailers and installers.  The build-up of inventory was associated with lower-than-historical subscriber activation rates.

During the three months ended June 30, 2011 and 2010, the amount of equipment capitalized under our lease program for new subscribers totaled $112 million and $149 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from a decrease in gross new subscribers, partially offset by the increase in hardware costs per activation, discussed above.

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

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended June 30, 2011 and 2010, these amounts totaled $21 million and $16 million, respectively.

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

General and administrative expenses.  “General and administrative expenses” totaled $325 million during the three months ended June 30, 2011, a $170 million increase compared to the same period in 2010.  This increase was primarily due to an increase in personnel, building and maintenance and other administrative costs associated with the ongoing operations of Blockbuster.

Litigation expense.  “Litigation expense” totaled $24 million during the three months ended June 30, 2011, a decrease of $7 million compared to the same period in 2010.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $237 million during the three months ended June 30, 2011, a $27 million or 10.4% decrease compared to the same period in 2010.  This change in “Depreciation and amortization” expense was primarily due to a decrease in depreciation on equipment leased to subscribers, partially offset by an increase in depreciation on satellites.  The increase in depreciation on satellites is a result of EchoStar XIV and EchoStar XV being placed into service during the second and third quarters of 2010, respectively.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $144 million during the three months ended June 30, 2011, an increase of $29 million or 25.2% compared to the same period in 2010.  This change primarily resulted from an increase in interest expense related to the issuance of our 6 3/4% Senior Notes due 2021 during the second quarter of 2011.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $935 million during the three months ended June 30, 2011, an increase of $148 million or 18.9% compared to the same period in 2010.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2011	2010
	(In thousands)
EBITDA	$934,959	$786,534
Interest expense, net	(134,963)	(108,376)
Income tax (provision) benefit, net	(228,187)	(156,722)
Depreciation and amortization	(237,049)	(264,446)
Net income (loss) attributable to DISH Network common shareholders	$334,760	$256,990

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

Income tax (provision) benefit, net.  Our income tax provision was $228 million during the three months ended June 30, 2011, an increase of $71 million compared to the same period in 2010.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes,” and an increase in our effective tax rate.

Net income (loss) attributable to DISH Network common shareholders.  “Net income (loss) attributable to DISH Network common shareholders” was $335 million during the three months ended June 30, 2011, an increase of $78 million compared to $257 million for the same period in 2010.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010.

	For the Six Months
	Ended June 30,		Variance
Statements of Operations Data	2011	2010	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$6,510,439	$6,177,459	$332,980	5.4
Equipment and merchandise sales, rental and other revenue	286,019	30,337	255,682	NM
Equipment sales, services and other revenue - EchoStar	17,834	18,641	(807)	(4.3)
Total revenue	6,814,292	6,226,437	587,855	9.4

Costs and Expenses:
Subscriber-related expenses	3,422,654	3,287,820	134,834	4.1
% of Subscriber-related revenue	52.6%	53.2%
Satellite and transmission expenses - EchoStar	224,271	208,585	15,686	7.5
% of Subscriber-related revenue	3.4%	3.4%
Satellite and transmission expenses - Other	20,019	20,088	(69)	(0.3)
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, merchandise, services, rental and other	111,670	38,906	72,764	NM
Subscriber acquisition costs	697,700	817,403	(119,703)	(14.6)
General and administrative expenses	487,046	305,836	181,210	59.3
% of Total revenue	7.1%	4.9%
Litigation expense	(316,949)	60,902	(377,851)	NM
Depreciation and amortization	466,746	504,108	(37,362)	(7.4)
Total costs and expenses	5,113,157	5,243,648	(130,491)	(2.5)

Operating income (loss)	1,701,135	982,789	718,346	73.1

Other Income (Expense):
Interest income	14,887	12,091	2,796	23.1
Interest expense, net of amounts capitalized	(263,743)	(227,637)	(36,106)	(15.9)
Other, net	(8,161)	927	(9,088)	NM
Total other income (expense)	(257,017)	(214,619)	(42,398)	(19.8)

Income (loss) before income taxes	1,444,118	768,170	675,948	88.0
Income tax (provision) benefit, net	(559,954)	(280,271)	(279,683)	(99.8)
Effective tax rate	38.8%	36.5%
Net income (loss)	884,164	487,899	396,265	81.2
Less: Net income (loss) attributable to noncontrolling interest	10	(38)	48	NM
Net income (loss) attributable to DISH Network common shareholders	$884,154	$487,937	$396,217	81.2

Other Data:
DISH Network subscribers, as of period end (in millions)	14.056	14.318	(0.262)	(1.8)
DISH Network subscriber additions, gross (in millions)	1.253	1.580	(0.327)	(20.7)
DISH Network subscriber additions, net (in millions)	(0.077)	0.218	(0.295)	NM
Average monthly subscriber churn rate	1.57%	1.59%	(0.02)%	(1.3)
Average monthly revenue per subscriber (“ARPU”)	$76.72	$72.11	$4.61	6.4
Average subscriber acquisition cost per subscriber (“SAC”)	$757	$742	$15	2.0
EBITDA	$2,159,710	$1,487,862	$671,848	45.2

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

DISH Network subscribers.  DISH Network lost approximately 77,000 net subscribers for the six months ended June 30, 2011, compared to a gain of approximately 218,000 net new subscribers for the same period in 2010.  The change versus the prior period was driven primarily by a decrease in gross new subscriber additions. Our average monthly subscriber churn rate for the six months ended June 30, 2011 was 1.57%, compared to 1.59% for the same period in 2010.

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $6.510 billion for the six months ended June 30, 2011, an increase of $333 million or 5.4% compared to the same period in 2010.  This change was primarily related to the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $76.72 during the six months ended June 30, 2011 versus $72.11 during the same period in 2010.  The $4.61 or 6.4% increase in ARPU was primarily attributable to price increases during the past year.  ARPU also continues to increase as a result of higher hardware related fees which include rental fees and fees earned from our in-home service operations.  This increase was partially offset by increases in the amount of promotional discounts on programming offered to our subscribers.

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” totaled $286 million for the six months ended June 30, 2011, an increase of $256 million compared to the same period in 2010.  This increase was driven by the Blockbuster Acquisition, which contributed revenue from the rental of movies and video games, the sale of previously rented titles, and other merchandise sold to customers including movies, video games and other accessories.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $3.423 billion during the six months ended June 30, 2011, an increase of $135 million or 4.1% compared to the same period in 2010.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs and an increase in customer retention expense.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  These increases were partially offset by reduced costs related to our call centers and in-home service operations.  “Subscriber-related expenses” represented 52.6% and 53.2% of “Subscriber-related revenue” during the six months ended June 30, 2011 and 2010, respectively.  The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue,” partially offset by higher programming costs, discussed above.

Cost of sales — equipment, merchandise, services, rental and other.  “Cost of sales — equipment, merchandise, services, rental and other” totaled $112 million for the six months ended June 30, 2011, an increase of $73 million compared to the same period in 2010.  This increase primarily related to the cost of sales related to the Blockbuster Acquisition, including the cost of rental title purchases or revenue sharing to studios, packaging and on-line delivery costs as well as the cost of merchandise sold such as movies, video games and other accessories.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $698 million for the six months ended June 30, 2011, a decrease of $120 million or 14.6% compared to the same period in 2010.  This decrease was primarily attributable to a decline in gross new subscriber additions, partially offset by higher SAC discussed below.

SAC.  SAC was $757 during the six months ended June 30, 2011 compared to $742 during the same period in 2010, an increase of $15 or 2.0%.  This increase was primarily attributable to an increase in hardware and advertising costs per activation. The increase in hardware costs per activation was driven by deployment of more advanced set-top-boxes, such as HD receivers and HD DVRs and by a build-up of partially subsidized inventory to third party retailers and installers.  The build-up of inventory was associated with lower-than-historical subscriber activation rates.

During the six months ended June 30, 2011 and 2010, the amount of equipment capitalized under our lease program for new subscribers totaled $251 million and $354 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from a decrease in gross new subscribers, partially offset by the increase in hardware costs per activation, discussed above.

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

our existing customer lease program rather than being redeployed through our new customer lease program.  During the six months ended June 30, 2011 and 2010, these amounts totaled $42 million and $39 million, respectively.

General and administrative expenses. “General and administrative expenses” totaled $487 million during the six months ended June 30, 2011, a $181 million increase compared to the same period in 2010.  This increase was primarily due to an increase in personnel, building and maintenance and other administrative costs associated with the ongoing operations of Blockbuster.

Litigation expense.  “Litigation expense” totaled a negative $317 million during the six months ended June 30, 2011, a reduction in expense of $378 million compared to the same period in 2010.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $467 million during the six months ended June 30, 2011, a $37 million or 7.4% decrease compared to the same period in 2010.  This change in “Depreciation and amortization” expense was primarily due to a decrease in depreciation on equipment leased to subscribers, partially offset by an increase in depreciation on satellites.  The increase in depreciation on satellites is a result of EchoStar XIV and EchoStar XV being placed into service during the second and third quarters of 2010, respectively.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $264 million during the six months ended June 30, 2011, an increase of $36 million or 15.9% compared to the same period in 2010.  This change primarily resulted from an increase in interest expense related to the issuance of our 6 3/4% Senior Notes due 2021 during the second quarter of 2011 and a decrease in the amount of interest capitalized.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $2.160 billion during the six months ended June 30, 2011, an increase of $672 million or 45.2% compared to the same period in 2010.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months
	Ended June 30,
	2011	2010
	(In thousands)
EBITDA	$2,159,710	$1,487,862
Interest expense, net	(248,856)	(215,546)
Income tax (provision) benefit, net	(559,954)	(280,271)
Depreciation and amortization	(466,746)	(504,108)
Net income (loss) attributable to DISH Network common shareholders	$884,154	$487,937

EBITDA is not a measure determined in accordance with GAAP and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the pay-TV industry.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Income tax (provision) benefit, net.  Our income tax provision was $560 million during the six months ended June 30, 2011, an increase of $280 million compared to the same period in 2010.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes,” and an increase in our effective tax rate.

Net income (loss) attributable to DISH Network common shareholders.  “Net income (loss) attributable to DISH Network common shareholders” was $884 million during the six months ended June 30, 2011, an increase of $396 million compared to $488 million for the same period in 2010.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of June 30, 2011, our cash, cash equivalents and current marketable investment securities totaled $4.593 billion compared to $2.940 billion as of December 31, 2010, an increase of $1.653 billion.  This increase in cash, cash equivalents and current marketable investment securities was primarily related to cash generated from operations of $1.258 billion and the net proceeds of $1.973 billion related to our 6 3/4% Senior Notes due 2021, partially offset by our investment in DBSD North America of $1.116 billion, the Blockbuster Acquisition of $121 million, net of $113 million cash received, purchase of other strategic investment of $78 million and capital expenditures of $403 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.  As of June 30, 2011 and December 31, 2010, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $1.411 billion and $1.334 billion, respectively.

The following discussion highlights our cash flow activities during the six months ended June 30, 2011.

Cash Flow

Cash flows from operating activities

For the six months ended June 30, 2011, we reported “Net cash flows from operating activities” of $1.258 billion primarily attributable to $1.756 billion of net income adjusted to exclude non-cash charges for “Depreciation and amortization” expense and “Deferred income tax expense (benefit).”  This increase in cash was partially offset by the $350 million in payments for the TiVo and Retailer Class Action settlements.

Cash flows from investing activities

For the six months ended June 30, 2011, we reported “Net cash outflows from investing activities” of $2.026 billion primarily related to purchases of strategic investments of $1.315 billion, capital expenditures of $403 million, and net purchases of marketable investment securities of $339 million.  The purchases of strategic investments included our investment in DBSD North America of $1.116 billion, the Blockbuster Acquisition of $121 million, net of $113 million cash received, and the purchase of other strategic investments of $78 million.  The capital expenditures included $377 million associated with our subscriber acquisition and retention lease programs, and $26 million of other corporate capital expenditures.

Cash flows from financing activities

For the six months ended June 30, 2011, we reported “Net cash flows from financing activities” of $1.983 billion primarily related to our $1.973 billion debt issuance of our 6 3/4% Senior Notes due 2021, net of deferred financing costs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Free Cash Flow

We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Condensed Consolidated Statements of Cash Flows.  We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions and for certain other uses.  Free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income,” “Net income,” “Net cash flows from operating activities” or any other measure determined in accordance with GAAP.  Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure “Net cash flows from operating activities.”

During the six months ended June 30, 2011 and 2010, free cash flow was significantly impacted by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities” and “Net cash flows from investing” sections, respectively, of our Condensed Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, and other factors.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months
	Ended June 30,
	2011	2010
	(In thousands)
Free cash flow	$855,601	$475,669
Add back:
Purchases of property and equipment	402,744	640,192
Net cash flows from operating activities	$1,258,345	$1,115,861

Subscriber Churn

DISH Network lost approximately 77,000 net subscribers for the six months ended June 30, 2011, compared to a gain of approximately 218,000 net new subscribers for the same period in 2010.  The change versus the prior period was driven primarily by a decrease in gross new subscriber additions.   See “Results of Operations” above for further discussion.  There are a number of factors that impact our future cash flow compared to the cash flow we generate at any given point in time, including subscriber churn and how successful we are at retaining our current subscribers.  As we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.

Satellites

Operation of our subscription television service requires that we have adequate satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by expanding local HD coverage and offering more national HD channels.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite.  Such a loss or failure could result in a

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

Stock Repurchases

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock.  On November 2, 2010, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2011.  As of June 30, 2011, we may repurchase up to $1.0 billion under this plan.

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

Covenants and Restrictions Related to our Senior Notes

The indentures related to our outstanding senior notes contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS Corporation (“DDBS”) and its restricted subsidiaries to:  (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on DDBS’ capital stock or repurchase DDBS’ capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets.  Should we fail to comply with these covenants, all or a portion of the debt under the senior notes could become immediately payable.  The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur.  As of the date of filing, DDBS was in compliance with the covenants.

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

On May 5, 2011, we issued $2.0 billion aggregate principal amount of our ten-year, 6 3/4% Senior Notes due June 1, 2021 at an issue price of 99.093%.  Interest accrues at an annual rate of 6 3/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year, commencing on December 1, 2011.

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at acceptable terms.  These developments may have a significant effect on our cost of financing and our liquidity position.

Blockbuster.  In connection with the Blockbuster Acquisition, we assumed or entered into new leases that had an aggregate commitment of $219 million detailed by year in the table below.

Future
Commitments
(In thousands)
2011	$29,676
2012	52,018
2013	40,811
2014	27,873
2015	17,096
Thereafter	51,763
Total	$219,237

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

TiVo Inc.

We are responsible for making future payments to TiVo of $190 million in six equal annual installments between 2012 and 2017 related to the TiVo settlement.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

TerreStar

Gamma Acquisition L.L.C. (“Gamma”), a wholly-owned subsidiary of DISH Network entered into an asset purchase agreement on June 14, 2011 with TerreStar Networks, Inc. (“TerreStar”) and certain of its subsidiaries, under which Gamma would acquire substantially all of the assets of TerreStar and its subsidiaries for a cash purchase price of $1.375 billion, of which $69 million was paid in June 2011, and would agree to assume certain liabilities associated with the ongoing operations of the business being acquired.  That agreement was contingent on bankruptcy court approval which was obtained on July 7, 2011.  Although the closing of the transaction may not occur until 2012, we expect that all necessary conditions for funding $1.276 billion of the purchase price will be met, and that amount will be funded, during the third quarter of 2011.  Additionally, Gamma is responsible for any working capital and administrative expenses of TerreStar and certain of its subsidiaries beyond December 31, 2011.  See Note 13 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

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

Off-Balance Sheet Arrangements

Other than the “Guarantees” disclosed in Note 10 in the Notes to our Condensed Consolidated Financial Statements, we generally do not engage in off-balance sheet financing activities.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of June 30, 2011, our cash, cash equivalents and current marketable investment securities had a fair value of $4.593 billion.  Of that amount, a total of $4.284 billion was invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio.  Based on our June 30, 2011 current non-strategic investment portfolio of $4.284 billion, a hypothetical 10% increase in average interest rates would result in a decrease of approximately $26 million in fair value of this portfolio.  We normally hold these investments to maturity; however, the hypothetical loss in fair value would be realized if we sold the investments prior to maturity.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the six months ended June 30, 2011 of 0.5%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2011 would result in a decrease of approximately $2 million in annual interest income.

Strategic Marketable Investment Securities

As of June 30, 2011, we held strategic and financial debt and equity investments of public companies with a fair value of $309 million.  These investments, which are held for strategic and financial purposes, are concentrated in several companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $31 million in the fair value of these investments.  As of June 30, 2011, we also maintained certain trading positions for investment purposes, accounted for as liabilities on our Condensed Consolidated Balance Sheet. A hypothetical 10% adverse change in the price of these positions would have resulted in a loss in our statement of operations of approximately $13 million of these positions.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of June 30, 2011, we had $125 million of restricted cash and marketable investment securities invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our June 30, 2011 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Noncurrent Auction Rate and Mortgage Backed Securities

As of June 30, 2011, we held investments in auction rate securities (“ARS”) and mortgage backed securities (“MBS”) of $122 million, which are reported at fair value.  Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments.  As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature, and therefore interest rate risk associated with these securities is mitigated.  A hypothetical 10% adverse change in the price of these investments would result in a decrease of approximately $12 million in the fair value of these investments.

Investment in DBSD North America (ICO) and Other Investment Securities

As of June 30, 2011, we had $1.277 billion of public and nonpublic debt and equity instruments that we hold for strategic business purposes.  We account for these investments under the cost, equity and/or fair value methods of accounting.  A hypothetical 10% adverse change in the price of these public and nonpublic debt and equity instruments would result in a decrease of approximately $128 million in the fair value of these investments.  Of the $1.277 billion, a total of $1.274 billion is invested in DBSD North America.  See Note 4 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

Long-Term Debt

As of June 30, 2011, we had long-term debt of $8.225 billion on our Condensed Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $8.627 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  Our debt has fixed interest rates, however the fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $233 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.  As of June 30, 2011, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $58 million.

Derivative Financial Instruments

From time to time, we speculate using derivative financial instruments; such amounts, however, are typically insignificant.

Item 4.    CONTROLS AND PROCEDURES

Conclusion regarding disclosure controls and procedures

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

Changes in internal control over financial reporting

On April 26, 2011, we completed the Blockbuster Acquisition.  We are currently integrating policies, processes, people, technology and operations for the combined company.  Management will continue to evaluate our internal control over financial reporting as we execute integration activities.  Except as discussed above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.  We regularly evaluate the status of legal proceedings in which we are involved, to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals are appropriate.  We further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made, if accruals are not appropriate.

For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties (as with many patent-related cases).  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

PART II — OTHER INFORMATION - Continued

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements.  We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  We appealed the partial grant of ESPN’s motion to the New York State Supreme Court, Appellate Division, First Department.  After the partial grant of ESPN’s motion, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreement.  On December 29, 2010, the New York State Supreme Court, Appellate Division, First Department affirmed the partial grant of ESPN’s motion on the counterclaim.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Condensed Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements.  We intend to seek leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  As a result of the First Department’s ruling, during the three and six months ended June 30, 2011, we recorded $24 million of “Litigation Expense” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and increased our “Litigation accrual” to a total of $66 million as of June 30, 2011.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

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

PART II — OTHER INFORMATION - Continued

cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd. filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the US Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the ‘636 patent are invalid.  The plaintiff has appealed.

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

Olympic Developments

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against us, Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. Subsequently, Motorola, Inc. settled with PMC leaving EchoStar and us as the only defendants.

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs requested that the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation.  On September 20, 2010, we agreed to a settlement of both lawsuits that provides, among other things, for mutual releases of the claims underlying the litigation, payment by us of up to $60 million, and the option for certain class members to elect to reinstate certain monthly incentive payments, which the parties agreed have an aggregate maximum value of $23 million.  We cannot

PART II — OTHER INFORMATION - Continued

predict with any degree of certainty how many class members will elect to reinstate these monthly incentive payments.  As a result, a $60 million “Litigation accrual” was recorded as of December 31, 2010 on our Condensed Consolidated Balance Sheets.  On February 9, 2011, the court granted final approval of the settlement, and we made a $60 million settlement payment on April 28, 2011.

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against DISH Network L.L.C., our indirect wholly owned subsidiary, and EchoStar in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398.  Suomen is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunication network. The action has been transferred to the United States District Court for the District of Colorado.

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

Under the settlement agreement, all pending litigation has been dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or EchoStar have been dissolved.  We and EchoStar are jointly

PART II — OTHER INFORMATION - Continued

responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from us, we made the initial payment to TiVo in May 2011, except for the contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between us and EchoStar based on historical sales of certain licensed products, with us being responsible for 95% of each annual payment.

As previously disclosed, our total litigation accrual for TiVo was $517 million as of December 31, 2010.  As a result of the settlement agreement, we reversed $335 million of this accrual and made a payment of approximately $290 million for our portion of the initial payment to TiVo.  Of this amount, approximately $182 million relates to prior periods and the remaining $108 million represents a prepayment.  Our $108 million prepayment and our $190 million share of the remaining payments, a total of $298 million, will be expensed ratably as a subscriber-related expense from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.  In connection with our TiVo settlement, TiVo agreed to advertise and market certain of our products and services.  As a result, $6 million was recognized as a reduction of litigation expense and we recorded a pre-paid marketing asset on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and our Condensed Consolidated Balance Sheets, respectively.

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

Voom

In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal.  Oral argument on the appeal took place on April 27, 2011.  Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

We may be unable to obtain in the anticipated timeframe, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions.  Furthermore, the requirements for obtaining any necessary approvals could delay the completion of such transactions for a significant period of time or prevent them from occurring.  We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations.  Any transactions that we are able to identify and complete may involve a number of risks, including:

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

•                  our possible inability to achieve the intended objectives of the transaction; and

•                  the risks associated with complying with regulations applicable to the acquired business, which may cause us to incur substantial expenses

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees.  We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.  In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures.

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing businesses.  Commitment of this capital may cause us to defer or suspend any share repurchases that we otherwise may have made.

For example, we completed the acquisition of most of the assets of Blockbuster in April 2011.  We also entered into a transaction to acquire 100% of the equity of reorganized DBSD North America upon DBSD North America’s emergence from bankruptcy and, in April 2011, paid approximately $1.026 billion to acquire capital stock and convertible securities of, and certain claims related to, DBSD North America.  In addition, in June 2011, we entered into a transaction to acquire substantially all of the assets of TerreStar for a purchase price of $1.375 billion, of which $69 million was paid in June 2011.  Although the closing of the TerreStar transaction may not occur until 2012, we expect that all necessary conditions for funding $1.276 billion of the purchase price will be met, and the amount will be funded, during the third quarter of 2011.

PART II — OTHER INFORMATION - Continued

These transactions pose substantial risks and require the commitment of significant capital both to complete the acquisitions and to operate the acquired businesses following their acquisition. These acquisitions may result in significant financial losses if the intended objectives of the transactions are not achieved. In addition, these transactions may divert management’s attention from our existing business in connection with our integration of the operations and personnel of the acquired businesses.  Some of the businesses acquired or to be acquired by us have experienced significant operating and financial challenges in their recent history, which in some cases resulted in these businesses commencing bankruptcy proceedings. There is no assurance that we will be able to successfully address the challenges and risks encountered by these businesses following their acquisition.  If we are unable to successfully address these challenges and risks, our business, financial condition or results of operations may likely suffer.

In particular, following the Blockbuster Acquisition, we are in the process of integrating and managing over 14,000 Blockbuster employees and over 1,500 retail store locations across the United States.  Blockbuster’s retail store operations involve the management and distribution of product inventories, and we do not have experience in operating retail stores.  Factors that are unique to the Blockbuster business, compared to our existing businesses, include, among other things, maintaining adequate copy depth, controlling shrinkage due to theft and loss, managing excess inventory and product fulfillment.  There is no assurance that we will achieve the expected benefits from the acquisition because of the complexity of integration and other challenges.

Furthermore, under our agreements to acquire DBSD North America and TerreStar, we have funded, or have committed to fund, substantially all of the purchase price prior to the receipt of certain regulatory approvals (the FCC with respect to DBSD North America, and the FCC and the Canadian federal Department of Industry with respect to TerreStar).  If the required approvals are not obtained, subject to certain exceptions, we have the right to direct and require a sale of some or all of the assets of the relevant company to a third party and we would be entitled to the proceeds of such a sale.  These proceeds could however be substantially less than amounts we will have funded in the respective transactions. Therefore, if we fail to obtain these necessary regulatory approvals we may suffer significant financial losses.

We rely on one or a limited number of vendors, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices.  If these vendors are unable to meet our needs because they fail to perform adequately, are no longer in business, are experiencing shortages or discontinue a certain product or service we need, our business, financial position and results of operations may be adversely affected.  While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively which could materially impair our ability to timely deliver our products to our subscribers or operate our business.  Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could cause us to make substantial additional investments.

PART II — OTHER INFORMATION - Continued

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from April 1, 2011 through June 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
April 1 - April 30, 2011	—	$—	—	$999,604
May 1 - May 31, 2011	—	$—	—	$999,604
June 1 - June 30, 2011	—	$—	—	$999,604
Total	—	$—	—	$999,604

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

PART II — OTHER INFORMATION - Continued

Item 6.    EXHIBITS

(a) Exhibits.

10.1*

Indenture, relating to the $2.0 billion aggregate principal amount of DDBS 6.75% Senior Notes due 2021 (the “Notes”), dated as of May 5, 2011, among DDBS, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011, Commission File No. 000-26176).

10.2*

Registration Rights Agreement, relating to the Notes, dated as of May 5, 2011, among DDBS, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011, Commission File No. 000-26176).

10.3*

Purchase Agreement, dated as of June 14, 2011, by and among TerreStar Networks Inc., TerreStar License Inc., TerreStar National Services Inc., TerreStar Networks Holdings (Canada) Inc., TerreStar Networks (Canada) Inc., 0887729 B.C. Ltd., and Gamma Acquisition L.L.C. and DISH Network Corporation (solely with respect to Section 6.19 thereof) (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K of DISH Network Corporation filed June 16, 2011, Commission File No. 000-26176).

10.4*

Cost Allocation Agreement, dated April 29, 2011, between EchoStar and DISH Network (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2011, Commission File No. 001-33807).

10.5*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 10-Q of TiVo Inc filed June 6, 2011, Commission File No. 000-27141).

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101**

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

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

DISH NETWORK CORPORATION

By:	/s/ Joseph P. Clayton
Joseph P. Clayton
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Robert E. Olson
Robert E. Olson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:  August 9, 2011