Form 10-Q
period 2011-09-30
DISH Network CORP
filed 2011-11-07
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011.

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

As of October 31, 2011, the registrant’s outstanding common stock consisted of 207,735,717 shares of Class A common stock and 238,435,208 shares of Class B common stock.

	PART I — FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2011 and December 31, 2010 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61

Item 4.	Controls and Procedures	63

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	69

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3.	Defaults Upon Senior Securities	None

Item 4.	(Removed and Reserved)	None

Item 5.	Other Information	70

Item 6.	Exhibits	71

	Signatures	72

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

•                  We rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

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

•                  We depend on the Cable Act for access to programming from cable-affiliate programmers at non-discriminatory rates.

•                  We face increasing competition from other distributors of foreign language programming that may limit our ability to maintain our foreign language programming subscriber base.

•                  Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consent agreements at acceptable rates from local network stations.

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

•                  We are subject to digital high definition (“HD”) “carry-one, carry-all” requirements that cause capacity constraints.

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

iii

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$1,045,516	$640,672
Marketable investment securities (Note 4)	2,319,146	2,299,705
Trade accounts receivable - other, net of allowance for doubtful accounts of $14,661 and $29,650, respectively	807,451	771,898
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	17,966	14,155
Inventory	667,490	487,575
Deferred tax assets	211,432	216,899
Other current assets	354,291	142,489
Total current assets	5,423,292	4,573,393

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 4)	120,846	144,437
Property and equipment, net of accumulated depreciation of $2,809,738 and $2,684,521, respectively	3,184,594	3,232,348
FCC authorizations	1,391,441	1,391,441
Marketable and other investment securities (Note 4)	107,543	121,926
Investment in DBSD North America (Note 4)	1,285,512	102,591
TerreStar Transaction (Note 9)	1,345,000	—
Other noncurrent assets, net	177,262	66,017
Total noncurrent assets	7,612,198	5,058,760
Total assets	$13,035,490	$9,632,153

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$205,691	$161,767
Trade accounts payable - EchoStar	308,764	238,997
Deferred revenue and other	824,991	803,768
Accrued programming	1,036,123	1,089,988
Litigation accrual (Note 10)	65,580	619,022
Other accrued expenses	684,868	554,864
Current portion of long-term debt and capital lease obligations	945,886	1,030,895
Total current liabilities	4,071,903	4,499,301

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	7,461,596	5,484,041
Deferred tax liabilities	1,156,434	567,686
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	242,222	214,568
Total long-term obligations, net of current portion	8,860,252	6,266,295
Total liabilities	12,932,155	10,765,596

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 263,851,377 and 260,917,977 shares issued, 207,733,177 and 204,799,717 shares outstanding, respectively	2,639	2,609
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,252,678	2,171,799
Accumulated other comprehensive income (loss)	44,875	93,357
Accumulated earnings (deficit)	(631,366)	(1,834,619)
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	101,751	(1,133,929)
Noncontrolling interest	1,584	486
Total stockholders’ equity (deficit)	103,335	(1,133,443)
Total liabilities and stockholders’ equity (deficit)	$13,035,490	$9,632,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenue:
Subscriber-related revenue	$3,229,345	$3,185,515	$9,739,784	$9,362,974
Equipment and merchandise sales, rental and other revenue	362,088	11,894	648,107	42,231
Equipment sales, services and other revenue - EchoStar	11,218	10,319	29,052	28,960
Total revenue	3,602,651	3,207,728	10,416,943	9,434,165

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	1,702,661	1,684,583	5,125,315	4,972,403
Satellite and transmission expenses:
EchoStar	108,442	107,524	332,713	316,109
Other	9,769	10,113	29,788	30,201
Cost of sales - equipment, merchandise, services, rental and other	150,356	14,997	262,026	53,903
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar	69,003	57,173	186,297	123,809
Other subscriber promotion subsidies	234,495	286,206	673,285	866,317
Subscriber acquisition advertising	91,320	103,094	232,936	273,750
Total subscriber acquisition costs	394,818	446,473	1,092,518	1,263,876
General and administrative expenses - EchoStar	13,788	12,424	38,260	35,393
General and administrative expenses	368,832	143,001	831,406	425,868
Litigation expense (Note 10)	—	91,097	(316,949)	151,999
Depreciation and amortization (Note 6)	229,146	242,859	695,892	746,967
Total costs and expenses	2,977,812	2,753,071	8,090,969	7,996,719

Operating income (loss)	624,839	454,657	2,325,974	1,437,446

Other Income (Expense):
Interest income	8,527	6,265	23,414	18,356
Interest expense, net of amounts capitalized	(155,601)	(108,619)	(419,344)	(336,256)
Other, net	20,298	22,327	12,137	23,254
Total other income (expense)	(126,776)	(80,027)	(383,793)	(294,646)

Income (loss) before income taxes	498,063	374,630	1,942,181	1,142,800
Income tax (provision) benefit, net	(179,085)	(129,652)	(739,039)	(409,923)
Net income (loss)	318,978	244,978	1,203,142	732,877
Less: Net income (loss) attributable to noncontrolling interest	(121)	14	(111)	(24)
Net income (loss) attributable to DISH Network common shareholders	$319,099	$244,964	$1,203,253	$732,901

Comprehensive Income (Loss):
Net income (loss)	$318,978	$244,978	$1,203,142	$732,877
Foreign currency translation adjustments	(892)	(13,476)	(7,792)	(13,476)
Unrealized holding gains (losses) on available-for-sale securities, net of tax	(132,065)	17,542	(38,996)	13,833
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss), net of tax	(56)	1,871	(1,694)	768
Deferred income tax (expense) benefit	—	5,067	—	5,067
Comprehensive income (loss)	185,965	255,982	1,154,660	739,069
Less: Comprehensive income (loss) attributable to noncontrolling interest	(121)	14	(111)	(24)
Comprehensive income (loss) attributable to DISH Network common shareholders	$186,086	$255,968	$1,154,771	$739,093

Weighted-average common shares outstanding - Class A and B common stock:
Basic	446,133	445,662	445,034	446,789
Diluted	447,731	446,332	446,476	447,575

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network common shareholders	$0.72	$0.55	$2.70	$1.64
Diluted net income (loss) per share attributable to DISH Network common shareholders	$0.71	$0.55	$2.70	$1.64

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$1,203,142	$732,877
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	695,892	746,967
Realized and unrealized losses (gains) on investments	(14,092)	(25,895)
Non-cash, stock-based compensation	25,595	12,326
Deferred tax expense (benefit)	590,849	104,469
Other, net	14,471	14,315
Change in noncurrent assets	(62,646)	(412)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	27,651	(112,926)
Changes in current assets and current liabilities, net	(489,706)	62,221
Net cash flows from operating activities	1,991,156	1,533,942

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(5,101,420)	(4,170,764)
Sales and maturities of marketable investment securities	4,793,861	4,288,546
Purchases of property and equipment	(593,912)	(832,280)
Launch service assigned from EchoStar (Note 12)	—	(102,913)
Change in restricted cash and marketable investment securities	24,097	(4,385)
Investment in DBSD North America	(1,127,098)	—
TerreStar Transaction (Note 9)	(1,345,000)	—
Acquisition of Blockbuster, net of cash acquired of $107,061	(126,523)	—
Purchase of other strategic investments	(9,275)	—
Proceeds from sale of strategic investments	11,327	20,413
Other	(542)	(383)
Net cash flows from investing activities	(3,474,485)	(801,766)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,000,000	—
Debt issuance costs	(27,167)	—
Repayment of long-term debt and capital lease obligations	(26,206)	(21,979)
Repurchases of 6 3/8% Senior Notes due 2011	(85,358)	—
Class A common stock repurchases	—	(106,683)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	26,924	4,983
Other	4,296	16
Net cash flows from financing activities	1,892,489	(123,663)

Effect of exchange rates on cash and cash equivalents	(4,316)	—

Net increase (decrease) in cash and cash equivalents	404,844	608,513
Cash and cash equivalents, beginning of period	640,672	105,844
Cash and cash equivalents, end of period	$1,045,516	$714,357

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$351,506	$354,998
Capitalized interest	$—	$17,139
Cash received for interest	$25,583	$30,758
Cash paid for income taxes	$30,777	$511,550
Employee benefits paid in Class A common stock	$24,803	$29,127
Vendor financing	$—	$40,000
Satellites and other assets financed under capital lease obligations	$3,583	$786

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

•                  DISH Network.  The DISH Network® direct broadcast satellite (“DBS”) subscription television service in the United States had 13.945 million subscribers as of September 30, 2011.  The DISH Network DBS System consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

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

Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 include the results of operations for Blockbuster from the acquisition date of April 26, 2011 to September 30, 2011.  See the accounting policies below for changes related to the Blockbuster Acquisition.

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

Blockbuster Rental Library Inventory

Our rental library inventory consists of movies and video games available for rental by customers and previously rented movies and video games that are available for sale.  Our rental library inventory is carried at cost and includes an allocation of costs incurred in our distribution center to prepare this product for our stores.  This inventory is amortized over its estimated useful life ranging from six to 24 months, depending on the title, down to an estimated residual value.  Because of the relatively short useful lives of this inventory and because this inventory is available for sale to customers at any time, we view these assets as current assets.

Blockbuster Merchandise Inventory

Our merchandise inventory consists primarily of new and traded movies and video games and other general merchandise, including confections, and are stated at the lower of cost or market value.  We include in the cost of our merchandise inventory an allocation of costs incurred in our distribution center to prepare this product for our stores.  Merchandise inventory costs are determined using the weighted-average method, the use of which approximates the first-in, first-out basis.

Revenue Recognition

We recognize revenue when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Certain rental and subscription programs allow customers to rent a specified or unlimited number of titles during a specific period.  We recognize rental revenues from the sale of these programs and our online subscription service over the term of the service.

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

Fair Value of Financial Instruments

As of September 30, 2011 and December 31, 2010, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities is equal to or approximates fair value due to their short-term nature or proximity to current market rates.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net income (loss) attributable to DISH Network common shareholders	$319,099	$244,964	$1,203,253	$732,901

Weighted-average common shares outstanding - Class A and B common stock:
Basic	446,133	445,662	445,034	446,789
Dilutive impact of stock awards outstanding	1,598	670	1,442	786
Diluted	447,731	446,332	446,476	447,575

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network common shareholders	$0.72	$0.55	$2.70	$1.64
Diluted net income (loss) per share attributable to DISH Network common shareholders	$0.71	$0.55	$2.70	$1.64

As of September 30, 2011 and 2010, there were stock awards to purchase 5.3 million and 11.1 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is antidilutive.

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our performance based stock incentive plans (“Restricted Performance Units”) is contingent upon meeting certain goals which are not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of September 30,
	2011	2010
	(In thousands)
Performance based options	11,028	11,003
Restricted Performance Units and other	1,376	1,518
Total	12,404	12,521

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

4.              Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of
	September 30,	December 31,
	2011	2010
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$1,024,275	$1,334,081
Current marketable investment securities - strategic	334,727	211,141
Current marketable investment securities - other	960,144	754,483
Total current marketable investment securities	2,319,146	2,299,705
Restricted marketable investment securities (1)	55,974	62,196
Noncurrent marketable investment securities - ARS and MBS (2)	104,738	119,121
Total marketable investment securities	2,479,858	2,481,022

Restricted cash and cash equivalents (1)	64,872	82,241

Other investment securities:
Other investment securities - cost method (2)	2,805	2,805
Investment in DBSD North America	1,285,512	102,591
Total other investment securities	1,288,317	105,396

Total marketable investment securities, restricted cash and other investment securities	$3,833,047	$2,668,659

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities include strategic and financial investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of September 30, 2011, a significant portion of our strategic investment portfolio consisted of securities of several issuers, and a significant portion of the value of that portfolio depends on the value of those issuers.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of September 30, 2011 and December 31, 2010, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for our litigation with ESPN (See Note 10).

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

Fair Value Election.  As of September 30, 2011 our ARS and MBS noncurrent marketable investment securities portfolio of $105 million includes $55 million of securities accounted for under the fair value method.

Other Investment Securities

We have a few strategic investments in certain debt and equity securities that are included in noncurrent “Marketable and other investment securities” on our Condensed Consolidated Balance Sheets and accounted for using the cost, equity and/or fair value methods of accounting.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Investment in DBSD North America

Over the past several years, we have made various strategic investments in DBSD North America Inc. (“DBSD North America”), a subsidiary of Pendrell Corporation, formerly known as ICO Global Communications (Holdings) Limited (“ICO”).  DBSD North America is developing an advanced hybrid system which combines both satellite and terrestrial communications capable of supporting wireless voice, data and/or Internet services throughout the United States.  We have committed, through various agreements described below, to acquire 100% of the equity of reorganized DBSD North America for approximately $1.4 billion.  Our ultimate acquisition of 100% of the equity of reorganized DBSD North America is subject to the satisfaction of certain conditions, including approval by the FCC and DBSD North America’s emergence from bankruptcy.  In the event that necessary approval from the FCC is not obtained, we have the right to direct DBSD North America to sell substantially all of its assets under Section 363 of the bankruptcy code.  Because of our ownership of certain claims and DBSD North America debt, and our rights under the Implementation Agreement (as defined below), we are entitled to receive substantially all of the proceeds of any such sales.  There can be no assurance, however, that such sales will result in proceeds equal to the value of the claims or DBSD North America debt held by us.  While we hold a material amount of financial instruments in DBSD North America, we do not have the power to direct its activities and will not until the acquisition is closed.  DBSD North America will be consolidated into our financial statements if the acquisition is approved and DBSD North America has emerged from bankruptcy.  As of September 30, 2011, our total investment in DBSD North America is $1.286 billion and is included on our Condensed Consolidated Balance Sheets under the caption “Investment in DBSD North America.” The following paragraphs discuss the various components of our investment in DBSD North America.

Investment in DBSD North America.  As of September 30, 2011 and December 31, 2010, our other investment securities portfolio included DBSD North America’s 7.5% Convertible Senior Secured Notes due 2009 of $112 million and $56 million, respectively.  In addition, as of September 30, 2011 and December 31, 2010, we held a $47 million line of credit pursuant to the Amended and Restated Revolving Credit Agreement, dated as of April 7, 2008 between us and DBSD North America.  During the nine months ended September 30, 2011, we made additional investments in DBSD North America pursuant to various agreements discussed below.

Investment Agreement.  On February 1, 2011, we entered into an $88 million Credit Facility with DBSD North America and committed to acquire 100% of the equity of reorganized DBSD North America (the “Investment Agreement”) for approximately $1.4 billion subject to certain adjustments, including interest accruing on DBSD North America’s existing debt.  As of September 30, 2011, we had funded $66 million under the Credit Facility.

On February 24, 2011 and again on March 15, 2011, we amended the Investment Agreement (the “Revised Investment Agreement”).  Pursuant to the Revised Investment Agreement, on March 22, 2011, we initiated a tender offer to purchase all of DBSD North America’s outstanding 7.5% Convertible Senior Secured Notes due 2009, certain claims against a DBSD North America’s debtor affiliate and certain allowed claims against DBSD North America.  The tender offer expired on April 18, 2011 and on April 20, 2011 we made payments of approximately $727 million to purchase tendered DBSD North America’s 7.5% Convertible Senior Secured Notes due 2009, and $19 million in payments for certain claims against a DBSD North America’s debtor affiliate and claims against DBSD North America.

Restructuring Support Agreement and Implementation Agreement.  In connection with the Revised Investment Agreement on March 15, 2011, we entered into a restructuring support agreement (the “Restructuring Support Agreement”) and an implementation agreement (the “Implementation Agreement”) with ICO, the parent company of DBSD North America, pursuant to which ICO provided us with certain assets, rights and ICO’s support of the reorganization of DBSD North America in exchange for approximately $325 million, of which $315 million has been paid.  On March 21, 2011, we paid $35 million to ICO pursuant to the Implementation Agreement.  On April 26, 2011, we made a second payment of approximately $280 million to ICO pursuant to the Implementation Agreement for the capital stock of DBSD North America.  We have also agreed to indemnify ICO against certain liabilities in connection with certain pending litigation related to DBSD North America.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2011 and December 31, 2010, we had accumulated net unrealized gains of $53 million and $93 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  A full valuation allowance has been established against any deferred taxes that are capital in nature.  The components of our available-for-sale investments are detailed in the table below.

	As of September 30, 2011				As of December 31, 2010
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$1,024,275	$—	$—	$—	$1,334,081	$—	$—	$—
ARS and MBS	49,349	998	(12,844)	(11,846)	56,430	902	(12,262)	(11,360)
ARS fair value election	55,389	—	—	—	62,691	—	—	—
Other (including restricted)	1,032,222	5,574	(8,136)	(2,562)	832,798	9,330	(1,676)	7,654
Equity securities:
Other	318,623	74,206	(85,880)	(11,674)	195,022	82,565	(8,429)	74,136
Subtotal	2,479,858	80,778	(106,860)	(26,082)	2,481,022	92,797	(22,367)	70,430
Investment in DBSD North America (1)	839,009	78,749	—	78,749	55,823	22,926	—	22,926
Total	$3,318,867	$159,527	$(106,860)	$52,667	$2,536,845	$115,723	$(22,367)	$93,356

(1)

Of our total investment in DBSD North America of $1.286 billion as of September 30, 2011 and $103 million as of December 31, 2010, only our $839 million and $56 million, respectively, investment in the 7.5% Convertible Senior Secured Notes due 2009 are accounted for as available-for-sale investments.

As of September 30, 2011, restricted and non-restricted marketable investment securities include debt securities of $1.917 billion with contractual maturities of one year or less and $244 million with contractual maturities greater than one year, excluding our $839 million available-for-sale investment in DBSD North America.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of September 30, 2011 and December 31, 2010, the unrealized losses on our investments in equity securities represent investments in broad-based indexes and several companies in the telecommunications and technology industries.  We are not aware of any specific factors which indicate the unrealized losses in these investments are due to anything other than temporary market fluctuations.  As of September 30, 2011 and December 31, 2010, the unrealized losses on our investments in debt securities primarily represent investments in auction rate, mortgage and asset-backed securities.  We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of September 30, 2011			As of December 31, 2010
	Investment Category			Investment Category
	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
	(In thousands)
Less than Six Months:
Fair value	$482,720	$172,351	$655,071	$93,072	$26,890	$119,962
Unrealized loss	(5,491)	(85,880)	(91,371)	(174)	(8,429)	(8,603)
Six to Nine Months:
Fair value	218,174	—	218,174	26,182	—	26,182
Unrealized loss	(1,474)	—	(1,474)	(103)	—	(103)
Nine Months or More:
Fair value	114,601	—	114,601	193,603	—	193,603
Unrealized loss	(14,015)	—	(14,015)	(13,661)	—	(13,661)
Total Fair Value	$815,495	$172,351	$987,846	$312,857	$26,890	$339,747

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Our assets measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs	$1,024,275	$—	$1,024,275	$—	$1,334,081	$—	$1,334,081	$—
ARS and MBS	104,738	—	3,667	101,071	119,121	—	6,031	113,090
Other (including restricted)	1,032,222	4,200	1,027,003	1,019	832,798	21,835	810,883	80

Equity securities	318,623	318,623	—	—	195,022	195,022	—	—

Subtotal	2,479,858	322,823	2,054,945	102,090	2,481,022	216,857	2,150,995	113,170
Investment in DBSD North America (1)	839,009	—	—	839,009	55,823	—	—	55,823
Total	$3,318,867	$322,823	$2,054,945	$941,099	$2,536,845	$216,857	$2,150,995	$168,993

(1)     Of our total investment in DBSD North America of $1.286 billion as of September 30, 2011 and $103 million as of December 31, 2010, only our $839 million and $56 million, respectively, investment in the 7.5% Convertible Senior Secured Notes due 2009 are accounted for as available-for-sale investments.

Changes in Level 3 instruments are as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2010	$168,993
Net realized and unrealized gains (losses) included in earnings	(9,146)
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	56,339
Purchases	727,364
Settlements	(2,451)
Balance as of September 30, 2011	$941,099

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” income and expense included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other Income (Expense):	2011	2010	2011	2010
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$11,668	$19,227	$13,400	$19,237
Marketable investment securities - unrealized gains (losses) on investments accounted for at fair value	12,361	6,818	(7,147)	6,818
Other investment securities - gains (losses) on sales/exchanges	—	—	10,000	1,545
Marketable and other investment securities - other-than-temporary impairments	(2,161)	(3,858)	(2,161)	(1,712)
Other	(1,570)	140	(1,955)	(2,634)
Total	$20,298	$22,327	$12,137	$23,254

5.              Inventory

Inventory consists of the following:

	As of
	September 30,	December 31,
	2011	2010
	(In thousands)
DISH Network:
Finished goods - DBS	$294,565	$305,068
Raw materials	179,144	143,111
Work-in-process - used	29,301	36,186
Work-in-process - new	1,059	3,210
	504,069	487,575
Blockbuster:
Rental library	81,070	—
Merchandise	82,351	—
Total Blockbuster	163,421	—
Total inventory	$667,490	$487,575

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

6.              Property and Equipment

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Equipment leased to customers	$180,080	$199,442	$552,097	$630,188
Satellites	32,087	30,544	96,265	78,426
Buildings, furniture, fixtures, equipment and other	16,979	12,873	47,530	38,353
Total depreciation and amortization	$229,146	$242,859	$695,892	$746,967

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Satellites

We currently utilize 13 satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we own and depreciate over the useful life of each satellite.  We currently utilize capacity on five satellites from EchoStar, which are accounted for as operating leases.  See Note 12 for further discussion of our satellite leases with EchoStar.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Owned Satellites

EchoStar XIV.  EchoStar XIV was designed to meet a minimum 15-year useful life.  During September 2011, we determined that EchoStar XIV experienced a solar array anomaly which reduced the total power available for use by the spacecraft.  While this anomaly did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

EchoStar VIII.  EchoStar VIII was designed to operate 32 DBS transponders in the continental United States at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel.  EchoStar VIII was also designed with spot-beam technology.  This satellite has experienced several anomalies prior to 2011, and during January 2011 the satellite experienced an anomaly, which temporarily disrupted electrical power to some components causing an interruption of broadcast service.  In addition, it has now been determined one of the two on-board computers used to control the satellite failed in connection with this anomaly.  None of these anomalies has impacted the commercial operation or estimated useful life of the satellite.  However, there can be no assurance that this anomaly or any future anomalies will not reduce its useful life or impact its commercial operation.

QuetzSat-1.  QuetzSat-1 was launched on September 29, 2011.  During 2008, we entered into a ten-year transponder service agreement with EchoStar which will be accounted for as an operating lease.  We will lease 24 DBS transponders on QuetzSat-1 when the satellite is placed into commercial operation.  QuetzSat-1 is expected to replace EchoStar VIII during the first quarter 2012.  See Note 12 for further discussion.

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

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of September 30, 2011 and December 31, 2010:

	As of
	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 3/8% Senior Notes due 2011 (1)	$914,642	$914,642	$1,000,000	$1,032,500
7 % Senior Notes due 2013	500,000	527,000	500,000	532,815
6 5/8% Senior Notes due 2014	1,000,000	1,035,000	1,000,000	1,032,500
7 3/4% Senior Notes due 2015	750,000	778,125	750,000	798,750
7 1/8% Senior Notes due 2016	1,500,000	1,515,945	1,500,000	1,548,600
7 7/8% Senior Notes due 2019	1,400,000	1,435,000	1,400,000	1,463,000
6 3/4% Senior Notes due 2021	2,000,000	1,920,000	—	—
Mortgages and other notes payable	72,230	72,230	77,965	77,965
Subtotal	8,136,872	$8,197,942	6,227,965	$6,486,130
Capital lease obligations (2)	270,610	NA	286,971	NA
Total long-term debt and capital lease obligations (including current portion)	$8,407,482		$6,514,936

(1)          During the three months ended September 30, 2011, we repurchased $85 million of our 6 3/8% Senior Notes due 2011 in open market transactions.  On October 3, 2011, we redeemed the remaining $915 million principal balance of our 6 3/8% Senior Notes due 2011.

(2)          Disclosure regarding fair value of capital leases is not required.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

8.              Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of September 30, 2011, we had outstanding under these plans stock options to acquire 22.6 million shares of our Class A common stock and 1.4 million restricted stock units.  Stock options granted prior to and on September 30, 2011 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of September 30, 2011, we had 72.9 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

As of September 30, 2011, the following stock awards were outstanding:

	As of September 30, 2011
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH Network employees	19,540,791	1,220,872	823,454	57,786
Held by EchoStar employees	3,011,803	211,124	N/A	N/A
Total	22,552,594	1,431,996	823,454	57,786

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

Stock Award Activity

Our stock option activity was as follows:

	For the Nine Months
	Ended September 30, 2011
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	21,918,500	$18.62
Granted	3,210,000	$28.55
Exercised	(1,567,056)	$15.78
Forfeited and cancelled	(1,008,850)	$17.57
Total options outstanding, end of period	22,552,594	$20.63
Performance based options outstanding, end of period (1)	11,027,625	$18.30
Exercisable at end of period	7,543,468	$22.61

(1)   These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised during the three and nine months ended September 30, 2011 and 2010 as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Tax benefit from stock awards exercised	$713	$80	$7,122	$1,351

Based on the closing market price of our Class A common stock on September 30, 2011, the aggregate intrinsic value of our stock options was as follows:

	As of September 30, 2011
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$129,148	$25,616

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Our restricted stock unit activity was as follows:

	For the Nine Months
	Ended September 30, 2011
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,564,332	$23.00
Granted	300,000	$30.67
Vested	(6,875)	$11.09
Forfeited and cancelled	(425,461)	$26.44
Total restricted stock units outstanding, end of period	1,431,996	$23.66
Restricted Performance Units outstanding, end of period (1)	1,375,871	$23.35

(1)   These Restricted Performance Units are included in the caption “Total restricted stock units outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

Long-Term Performance Based Plans

2005 LTIP.  During 2005, we adopted a long-term, performance based stock incentive plan (the “2005 LTIP”).  The 2005 LTIP provides stock options and restricted stock units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.  Exercise of the stock awards is subject to the foregoing vesting schedule and a performance condition that a company-specific subscriber goal is achieved by March 31, 2015.

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of September 30, 2011, that assessment could change in the future.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the nine months ended September 30, 2011, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion (1)
	(In thousands)
DISH Network awards held by DISH Network employees	$36,373	$26,207
EchoStar awards held by DISH Network employees	7,122	5,120
Total	$43,495	$31,327

(1)   Represents the amount of this award that has met the foregoing vesting schedule and would therefore vest upon achievement of the performance condition.

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

During the first quarter 2011, we determined that all of the 2008 LTIP performance goals are probable of achievement.  As of September 30, 2011, 25% of the 2008 LTIP awards had vested.  We are recognizing the associated non-cash stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period for vesting of the remaining 75% of the awards, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

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

Although no awards vest until the performance goals are attained, we determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain company-specific subscriber and financial goals was not probable as of September 30, 2011, that assessment could change at any time.

The non-cash stock-based compensation expense associated with these awards is as follows:

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2011	$1,828	$1,086
Estimated contingent expense subsequent to 2011	9,051	51,237
Total estimated remaining expense over the term of the plan	$10,879	$52,323

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Non-Cash, Stock-Based Compensation Expense Recognized	2011	2010	2011	2010
	(In thousands)
2008 LTIP	$2,507	$781	$16,806	$2,392
Other employee performance awards	159	15	147	247
Total non-cash, stock-based compensation expense recognized for performance based awards	$2,666	$796	$16,953	$2,639

Of the 22.6 million stock options and 1.4 million restricted stock units outstanding under our stock incentive plans as of September 30, 2011, the following awards were outstanding pursuant to our performance based stock incentive plans:

	As of September 30, 2011
	Number of Awards	Weighted- Average Exercise Price
Performance Based Stock Options
2005 LTIP	3,350,000	$22.93
2008 LTIP	4,477,625	$11.48
Other employee performance awards	3,200,000	$23.01
Total	11,027,625	$18.30

Restricted Performance Units and Other
2005 LTIP	443,996
2008 LTIP	31,875
Other employee performance awards	900,000
Total	1,375,871

Stock-Based Compensation

During the nine months ended September 30, 2010, we incurred $3 million of additional non-cash, stock-based compensation cost in connection with the Stock Option Adjustment discussed previously.  This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and nine months ended September 30, 2011 and 2010 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Subscriber-related	$335	$227	$1,652	$910
General and administrative	6,365	2,889	23,943	11,416
Total non-cash, stock-based compensation	$6,700	$3,116	$25,595	$12,326

As of September 30, 2011, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $29 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 3.7% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the three and nine months ended September 30, 2011 and 2010 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Stock Options	2011	2010	2011	2010
Risk-free interest rate	0.69% - 1.31%	1.50% - 1.71%	0.69% - 3.18%	1.50% - 2.89%
Volatility factor	36.67% - 44.68%	35.50% - 37.86%	31.74% - 44.68%	33.33% - 37.86%
Expected term of options in years	3.9 - 6.5	5.4 - 6.4	3.9 - 10.0	5.4 - 7.5
Weighted-average fair value of options granted	$8.73 - $9.68	$7.05 - $7.32	$8.73 - $14.77	$6.83 - $8.14

On November 1, 2011, our Board of Directors declared a dividend of $2.00 per share on our outstanding Class A and Class B common stock.  The dividend will be payable in cash on December 1, 2011 to shareholders of record on November 17, 2011.  We do not intend to pay additional dividends on our common stock and accordingly, the dividend yield percentage used in the Black-Scholes option valuation model is set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions.  Changes in the subjective input assumptions can materially affect the fair value estimate.

We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.

9.              Acquisitions

When we acquire a business we recognize the assets acquired, liabilities assumed and any noncontrolling interests at fair value.  We expense all transaction costs related to the acquisition as incurred.

Blockbuster Acquisition

On April 26, 2011, we completed the Blockbuster Acquisition.  We acquired Blockbuster operations in the United States and in certain foreign countries.  Our winning bid in the bankruptcy court auction was valued at $321 million.  We paid $238 million, including $226 million in cash and $12 million in certain assumed liabilities.  Of the $226 million paid in cash, $20 million was placed in escrow.  Subsequent to this payment, we received a $4 million refund from escrow, resulting in a net purchase price of $234 million.  Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand service.  The Blockbuster Acquisition complements our core business of delivering high-quality video entertainment to consumers.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

This transaction was accounted for as a business combination using the acquisition method of accounting.  The preliminary allocation of the purchase consideration is in the table below and is incomplete until our final evaluation of fair value is determined.

Preliminary
Purchase
Price
Allocation
(In thousands)
Cash	$107,061
Current assets	153,258
Property and equipment	28,663
Acquisition intangibles	12,177
Other noncurrent assets	12,856
Current liabilities	(80,431)
Total purchase price	$233,584

The pro forma revenue and earnings associated with the Blockbuster Acquisition are not included in this filing.  Due to the material ongoing modifications of the business, management has determined that insufficient information exists to accurately develop meaningful historical pro forma financial information.  Moreover, the historical operations of Blockbuster materially changed during the periods preceding the acquisition as a result of Blockbuster Inc.’s bankruptcy proceedings, and any historical pro forma information would not prove useful in assessing our post acquisition earnings and cash flows.  The cost of goods sold on a unit basis for Blockbuster in the current period was lower-than-historical results.  The carrying values in the current period of the rental library and merchandise inventories (“Blockbuster Inventory”) were reduced to their estimated fair value due to the application of purchase accounting.  This impact on cost of goods sold on a unit basis will diminish in the future as we purchase new Blockbuster Inventory.

TerreStar Transaction

Gamma Acquisition L.L.C. (“Gamma”), a wholly-owned subsidiary of DISH Network, entered into an asset purchase agreement with TerreStar Networks, Inc. (“TerreStar”) and certain of its subsidiaries on June 14, 2011, under which Gamma would acquire substantially all of the assets of TerreStar and its subsidiaries for a cash purchase price of $1.375 billion and agreed to assume certain liabilities associated with the ongoing operations of the business being acquired (the “TerreStar Transaction”).  On July 7, 2011, the U.S. Bankruptcy Court for the Southern District of New York approved the asset purchase agreement with TerreStar and we subsequently paid $1.345 billion of the cash purchase price.  DISH Network is a party to the asset purchase agreement solely with respect to certain guaranty obligations.  Consummation of the acquisition contemplated in the asset purchase agreement is subject to, among other things, approval by the FCC and the Canadian federal Department of Industry.  The remaining $30 million of the purchase price will be paid upon closing of the transaction, or upon certain other conditions being met under the asset purchase agreement.  In the event that the necessary approvals from the FCC and the Canadian federal Department of Industry are not obtained, Gamma has the right under the purchase agreement to require TerreStar to sell substantially all of its assets to a third party and to receive the proceeds of such sale.  Additionally, Gamma is responsible for providing certain working capital and certain administrative expenses of TerreStar and certain of its subsidiaries beyond December 31, 2011.

We expect that this transaction will be accounted for as a business combination using the acquisition method of accounting.  We also expect to allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach.  We expect the purchase price of the TerreStar assets to be allocated to, among other things, spectrum and satellites.

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

Blockbuster

In connection with the Blockbuster Acquisition, we assumed or entered into new leases that had an aggregate commitment of $267 million detailed by year in the table below.

Future
Commitments
(In thousands)
2011	$39,045
2012	75,978
2013	48,836
2014	32,501
2015	18,348
Thereafter	52,718
Total	$267,426

As of September 30, 2011, our lease commitments increased by $48 million compared to the amount disclosed as of June 30, 2011 as a result of the assumption of additional domestic store leases during the third quarter.

TiVo Inc.

We are responsible for making future payments to TiVo of $190 million in six equal annual installments between 2012 and 2017 related to the TiVo settlement.  See further discussion under “TiVo Inc.” below.

Spectrum Investments

In 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009.  During the first quarter 2011, we entered into transactions to acquire 100% of the equity of reorganized DBSD North America for approximately $1.4 billion.  Our ultimate acquisition of 100% of the equity of reorganized DBSD North America is subject to the satisfaction of certain conditions, including approval by the FCC and DBSD North America’s emergence from bankruptcy.  In addition, in June 2011, we entered into an asset purchase agreement under which we would acquire substantially all of the assets of TerreStar for a purchase price of $1.375 billion, assume certain liabilities associated with the ongoing operations of the business being acquired and provide certain working capital and pay certain administrative expenses of TerreStar and certain of its subsidiaries beyond December 31, 2011.  Consummation of the TerreStar Transaction is subject to, among other things, approval by the FCC and the Canadian federal Department of Industry.

There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments.  We will likely be required to make significant additional investments or partner with others to commercialize these licenses.  In addition, we have not received approval from the FCC for our acquisition of DBSD North America or approvals from the FCC and the Canadian federal Department of Industry for the TerreStar

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Transaction.  Consequently, we do not yet know the full costs (including any build-out requirements) associated with complying with regulations applicable to our acquisition of DBSD North America or the TerreStar Transaction.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.

Dividend

On November 1, 2011, our Board of Directors declared a dividend of $2.00 per share on our outstanding Class A and Class B common stock.  The dividend will be payable in cash on December 1, 2011 to shareholders of record on November 17, 2011.  If the dividend was based on the number of shares of our Class A and B common stock outstanding as of October 31, 2011, we would distribute approximately $892 million in cash to our shareholders.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $228 million over approximately the next four years.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of its obligation under this agreement through 2019.  As of September 30, 2011, the remaining obligation under this agreement is the guarantee of $516 million.

As of September 30, 2011, we have not recorded a liability on the balance sheet for any of these guarantees.

Contingencies

Separation Agreement

In connection with the Spin-off, we entered into a separation agreement with EchoStar that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and we will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as our acts or omissions following the Spin-off.

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court granted defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s motion to dismiss with prejudice.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing as moot.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We intend to seek leave to appeal directly from the Court of Appeals.  As a result of the First Department’s June 2011 ruling, during the three and nine months ended September 30, 2011, we recorded zero and $24 million of “Litigation Expense” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively, and increased our “Litigation accrual” to a total of $66 million as of September 30, 2011.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

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

InterAD Technologies, LLC

On September 16, 2011, InterAD Technologies, LLC filed a complaint against our wholly-owned subsidiary DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, Atlantic Broadband Finance, LLC, AT&T, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications, LLC, Charter Communications Holding Company, LLC, Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc., CSC Holdings, LLC, DirecTV, Inc., Insight Communications Company, Inc., Knology, Inc., Mediacom Broadband, LLC, RCN Telecom Services, LLC, Time Warner Cable, Inc., and Verizon, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,438,355, which is entitled “Interactive System for Processing Viewer Responses to Television Programming.”

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

LVL Patent Group, LLC

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”

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

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd. filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the ‘636 patent are invalid.  The plaintiff has appealed.

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC leaving EchoStar and us as the only defendants.

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

As previously disclosed, our total litigation accrual for TiVo was $517 million as of December 31, 2010.  As a result of the settlement agreement, we reversed $335 million of this accrual and made a payment of approximately $290 million for our portion of the initial payment to TiVo.  Of this amount, approximately $182 million relates to prior periods and the remaining $108 million represents a prepayment.  Our $108 million prepayment and our $190

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

million share of the remaining payments, a total of $298 million, will be expensed ratably as a subscriber-related expense from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.  In connection with our TiVo settlement, TiVo agreed to advertise and market certain of our products and services.  As a result, $6 million was recognized as a reduction of litigation expense and we recorded a pre-paid marketing asset on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and our Condensed Consolidated Balance Sheets, respectively.  The amount of the pre-paid license agreement is being amortized as costs of sales over the six-year term of the agreement.

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

•                  DISH Network.  The DISH Network® DBS subscription television service in the United States had 13.945 million subscribers as of September 30, 2011.  The DISH Network DBS System consists of FCC licenses authorizing us to use DBS and FSS spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

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

	As of
	September 30,	December 31,
	2011	2010
	(In thousands)
Total assets:
DISH Network	$12,622,688	$9,632,153
Blockbuster	412,802	—
Total assets	$13,035,490	$9,632,153

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Revenue:
DISH Network	$3,255,599	$3,207,728	$9,815,938	$9,434,165
Blockbuster (1)	347,052	—	601,005	—
Total revenue	$3,602,651	$3,207,728	$10,416,943	$9,434,165

Net income (loss) attributable to DISH Network common shareholders:
DISH Network	$319,276	$244,964	$1,199,906	$732,901
Blockbuster (1)	(177)	—	3,347	—
Total net income (loss) attributable to DISH Network common shareholders	$319,099	$244,964	$1,203,253	$732,901

(1)   For the nine months ended September 30, 2011, this reflects the Blockbuster revenue and net income from the acquisition date of April 26, 2011 to September 30, 2011.

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

“Equipment sales - EchoStar”

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2011, we and EchoStar extended this agreement until December 31, 2012.  EchoStar may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to us.  We may also terminate this agreement if certain entities acquire us.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

“Satellite and transmission expenses — EchoStar”

Broadcast Agreement.  In connection with the Spin-off, we entered into a broadcast agreement pursuant to which EchoStar provides certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services for a period ending on January 1, 2012.  We may terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to EchoStar.  If we terminate teleport services for a reason other than EchoStar’s breach, we are obligated to pay EchoStar the aggregate amount of the remainder of the expected cost of providing the teleport services.  The fees for services provided under the broadcast agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the products and services provided.  We expect to enter into an agreement pursuant to which EchoStar will continue to provide certain broadcast services to us after January 1, 2012.

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

Nimiq 5 Agreement.  During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During 2009, EchoStar also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which we will receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We and EchoStar are currently receiving service on 29 of these DBS transponders and will receive service on the remaining three DBS transponders beginning January 1, 2012.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussions under “Guarantees” in Note 10.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.  This agreement will be accounted for as an operating lease.  QuetzSat-1 which was launched on September 29, 2011 is expected to replace EchoStar VIII during the first quarter 2012.

Under the terms of the QuetzSat-1 Transponder Agreement, we will make certain monthly payments to EchoStar commencing when the QuetzSat-1 satellite is placed into service and continuing through the service term.  Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the service term will expire ten years following the actual service commencement date.  Upon expiration of the initial term, we have the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end of life of the QuetzSat-1 satellite.  Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

TT&C Agreement.  In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for a period ending on January 1, 2012.  We expect to enter into an agreement pursuant to which EchoStar will continue to provide certain TT&C services to us after January 1, 2012. The fees for services provided under the TT&C agreement are calculated at cost plus a fixed margin.  We may terminate the TT&C agreement for any reason upon at least 60 days notice.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Purchases from EchoStar	2011	2010	2011	2010
	(In thousands)
Set-top boxes and other equipment	$339,272	$392,821	$882,027	$1,161,508

Set-top boxes and other equipment included in “Cost of sales – subscriber promotion subsidies – EchoStar”	$69,003	$57,173	$186,297	$123,809

In connection with the Spin-off, we entered into a receiver agreement pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes and related accessories, and other equipment from EchoStar for a period ending on January 1, 2012.  The receiver agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  Additionally, EchoStar provides us with standard manufacturer warranties for the goods sold under the receiver agreement.  We may terminate the receiver agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar may terminate the receiver agreement if certain entities were to acquire us.  The receiver agreement also includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We expect to enter into an agreement pursuant to which we will continue to purchase digital set-top boxes and related components from EchoStar after January 1, 2012.

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

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each of the leases is set forth below:

•                  Inverness Lease Agreement.  In November 2011, we and EchoStar extended the lease for certain space at 90 Inverness Circle East in Englewood, Colorado for a period ending on December 31, 2016.  This agreement can be terminated by either party upon six months prior notice.

•                  Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on December 31, 2016.

•                  Santa Fe Lease Agreement.  In November 2011, we and EchoStar extended the lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado for a period ending on December 31, 2016 with a renewal option for one additional year.

•                  EchoStar Data Networks Sublease Agreement.  The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia is for a period ending on October 31, 2016.

•                  Gilbert Lease Agreement.  The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona is a month to month lease and can be terminated by either party upon 30 days prior notice.

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we will receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  We have the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  In November 2011, we exercised our right to renew this agreement for a one-year period ending on December 31, 2012.

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

Blockbuster.  On April 26, 2011, we completed the Blockbuster Acquisition.  During the second quarter 2011, EchoStar acquired Hughes Communications, Inc, which provides broadband products and services of less than $1 million per quarter to Blockbuster.  As of September 30, 2011, we had less than $1 million payable to EchoStar as a result of the Blockbuster Acquisition.

Additionally, on August 5, 2011, we entered into a letter agreement with EchoStar pursuant to which certain assets used to support Blockbuster’s website were transferred to EchoStar and they agreed to provide certain technical and infrastructure support for the Blockbuster website to us.  The fees for the services provided under the letter agreement are calculated at cost plus a fixed margin, which varies depending upon the nature of the services provided.  The letter agreement provides that it shall continue in effect until the completion of a definitive agreement between EchoStar and us setting forth the terms of the support of the Blockbuster website.

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

EchoStar XV Launch Service.  During 2009, EchoStar assigned certain of its rights under a launch contract to us for EchoStar’s fair value of $103 million.  This amount was paid to EchoStar during the first quarter 2010.  We recorded these rights at EchoStar’s net book value of $89 million and recorded the $14 million difference between EchoStar’s net book value and our purchase price as a capital transaction with EchoStar.  We used these rights to launch EchoStar XV in July 2010.

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

International Programming Rights Agreement.  During the three and nine months ended September 30, 2011 we made no purchases and for the three and nine months ended September 30, 2010 we purchased zero and $2 million, respectively, of certain international rights for sporting events from EchoStar, included in “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), of which EchoStar only retained a certain portion.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$19,768	$19,891	$60,213	$59,600

	As of
	September 30,	December 31,
	2011	2010
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$6,626	$13,272

13.       Subsequent Events

6 3/8% Senior Notes due 2011

On October 3, 2011, we redeemed the remaining $915 million principal balance of our 6 3/8% Senior Notes due 2011.

Dividend

On November 1, 2011, our Board of Directors declared a dividend of $2.00 per share on our outstanding Class A and Class B common stock.  The dividend will be payable in cash on December 1, 2011 to shareholders of record on November 17, 2011.  If the dividend was based on the number of shares of our Class A and B common stock outstanding as of October 31, 2011, we would distribute approximately $892 million in cash to our shareholders.

Sprint Settlement Agreement

On November 3, 2011, we and Sprint Nextel Corporation (“Sprint”) entered into a mutual release and settlement agreement (the “Sprint Settlement Agreement”) pursuant to which all disputed issues relating to our acquisition of DBSD North America and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum now owned by DBSD North America and TerreStar (the “Sprint Clearing Costs”).  EchoStar was a party to the Sprint Settlement Agreement solely for the purposes of executing a mutual release between it and Sprint relating to the Sprint Clearing Costs.  EchoStar is currently a holder of certain TerreStar debt instruments.  Upon full performance of the parties’ monetary and non-monetary obligations under the Sprint Settlement Agreement, which is expected to occur in the fourth quarter 2011, we will have made a net payment to Sprint of approximately $114 million.

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

EXECUTIVE SUMMARY

Overview

DISH Network lost approximately 111,000 net subscribers during the three months ended September 30, 2011, compared to a loss of approximately 29,000 net subscribers during the same period in 2010.  The change versus the prior year primarily resulted from a decline in gross new subscriber activations.  During the three months ended September 30, 2011, DISH Network added approximately 656,000 gross new subscribers compared to approximately 819,000 gross new subscribers during the same period in 2010, a decrease of 19.9%.

Our gross activations and net subscriber additions were negatively impacted during the third quarter 2011 compared to the same period in 2010 as a result of increased competitive pressures, including aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of discounts.  In addition, telecommunications companies continue to grow their customer base.  Also, our gross activations and net subscriber additions continue to be adversely affected during the third quarter 2011 by sustained economic weakness and uncertainty, including, among other things, the weak housing market in the United States combined with lower discretionary spending.

Our average monthly subscriber churn rate for the three months ended September 30, 2011 was 1.83%, compared to 1.98% for the same period in 2010.  While churn improved compared to the same period in 2010, churn continues to be adversely affected by the increased competitive pressures discussed above.  In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide outstanding customer service, and our ability to control piracy.

DISH Network lost approximately 188,000 net subscribers for the nine months ended September 30, 2011, compared to a gain of approximately 189,000 net new subscribers for the same period in 2010.  The change versus the prior year primarily resulted from a decline in gross new subscriber activations.  During the nine months ended September 30, 2011, DISH Network added approximately 1.909 million gross new subscribers compared to approximately 2.399 million gross new subscribers during the same period in 2010, a decrease of 20.4%.  Our average monthly subscriber churn rate for the nine months ended September 30, 2011 was 1.65%, compared to 1.72% for the same period in 2010.

“Net income (loss) attributable to DISH Network common shareholders” for the three and nine months ended September 30, 2011 was $319 million and $1.203 billion, respectively, compared to $245 million and $733 million for the same periods in 2010.  During the third quarter 2011, “Net income (loss) attributable to DISH Network common shareholders” increased as a result of price increases during the past year and less costs associated with fewer gross new subscriber activations.  During the nine months ended September 30, 2011, “Net income (loss) attributable to DISH Network common shareholders” improved primarily due to a reduction in our accrued expenses related to the TiVo Inc. settlement, price increases during the past year and less costs associated with fewer gross new subscriber activations.

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

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

We have been investing more in advanced technology equipment as part of our subscriber acquisition and retention efforts.  Initiatives to transmit certain programming only in MPEG-4 and to activate most new subscribers only with MPEG-4 receivers have accelerated our deployment of MPEG-4 receivers.  To meet current demand, we have increased the rate at which we upgrade existing subscribers to high definition (“HD”) and DVR receivers.  While these efforts may increase our subscriber acquisition and retention costs, we believe that they will help mitigate subscriber churn in the future and reduce costs over the long run.

We are also continuing to change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We expect to continue these initiatives through 2011.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

To maintain and enhance our competitiveness over the long term, we are promoting our new Blockbuster offerings including the Blockbuster Movie Pass which provides movies, games and TV shows through Internet streaming, mail and in-store exchanges.  This offering is only available to DISH Network subscribers.  We are also promoting a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, referred to as “TV Everywhere.”  TV Everywhere utilizes, among other things, online access and Slingbox “placeshifting” technology.  There can be no assurance that these integrated products will positively affect our results of operations or our gross new subscriber additions.

Blockbuster

On April 26, 2011, we completed the acquisition of most of the assets of Blockbuster, Inc. (“Blockbuster Acquisition”).  We acquired Blockbuster operations in the United States and in certain foreign countries.  Our winning bid in the bankruptcy court auction was valued at $321 million.  We paid $238 million, including $226 million in cash and $12 million in certain assumed liabilities.  Of the $226 million paid in cash, $20 million was placed in escrow.  Subsequent to this payment, we received a $4 million refund from escrow, resulting in a net

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

purchase price of $234 million.  Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand service.  The Blockbuster Acquisition complements our core business of delivering high-quality video entertainment to consumers.  This transaction was accounted for as a business combination and therefore the purchase price was allocated to the assets acquired based on their estimated fair value.  Since we expect the purchases of future inventory to be higher than the fair value of the inventory acquired, we anticipate our overall cost of sales will be lower during the short term.  As of September 30, 2011, Blockbuster operated over 1,500 retail stores in the United States.  We have negotiated flexible termination provisions in the leases of over 900 of these stores, should estimates of future revenue growth not meet our expectations.

The following discussion and analysis of our condensed consolidated results of operations, financial condition and liquidity are presented on a historical basis.  Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 includes the results of operations for Blockbuster from the acquisition date of April 26, 2011 to September 30, 2011.  Therefore, our results of operations for the three and nine months ended September 30, 2011 are not comparable to our results of operations for the same periods in 2010.

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

Future Liquidity

Spectrum Investments

In 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the Federal Communications Commission (“FCC”) in February 2009.  During the first quarter 2011, we entered into

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

transactions to acquire 100% of the equity of reorganized DBSD North America for approximately $1.4 billion.  Our ultimate acquisition of 100% of the equity of reorganized DBSD North America is subject to the satisfaction of certain conditions, including approval by the FCC and DBSD North America’s emergence from bankruptcy.  In addition, in June 2011, we entered into an asset purchase agreement under which we would acquire substantially all of the assets of TerreStar for a purchase price of $1.375 billion, assume certain liabilities associated with the ongoing operations of the business being acquired and provide certain working capital and pay certain administrative expenses of TerreStar and certain of its subsidiaries beyond December 31, 2011 (the “TerreStar Transaction”).  Consummation of the TerreStar Transaction is subject to, among other things, approval by the FCC and the Canadian federal Department of Industry.

There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments.  We will likely be required to make significant additional investments or partner with others to commercialize these licenses.  In addition, we have not received approval from the FCC for our acquisition of DBSD North America or approvals from the FCC and the Canadian federal Department of Industry for the TerreStar Transaction.  Consequently, we do not yet know the full costs (including any build-out requirements) associated with complying with regulations applicable to our acquisition of DBSD North America or the TerreStar Transaction.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, HD programming, pay-per-view, Latino and international subscription television services, equipment rental fees and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners, advertising services, fees earned from our in-home service operations and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH Network subscribers.  Effective April 26, 2011, revenue from merchandise sold to customers including movies, video games and other accessories, and revenue from the rental of movies and video games and the sale of previously rented titles related to our Blockbuster operations are included in this category.

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

Cost of sales - equipment, merchandise, services, rental and other.  “Cost of sales - equipment, merchandise, services, rental and other” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH Network subscribers.  Effective April 26, 2011, the cost of movies and video games including rental title purchases or revenue sharing to studios, packaging and on-line delivery costs and cost of merchandise sold including movies, video games and other accessories related to our Blockbuster operations are included in this category.  In addition, “Cost of sales - equipment, merchandise, services, rental and other” includes costs related to equipment sales, services, and other agreements with EchoStar.

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

Litigation expense.  “Litigation expense” primarily consists of legal settlements, judgments or accruals associated with certain significant litigation.

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

DISH Network subscribers.  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our DISH Network subscriber count.  We also provide DISH Network service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our lowest, widely advertised residential programming package (but taking into account price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.  Effective during the first quarter 2011, we made two changes to this calculation methodology compared to prior periods.  Beginning February 1, 2011, the retail price of our DISH America programming package was used in the calculation rather than America’s Top 120 programming package, which had been used in prior periods.  We also determined that two of our commercial business lines, which had previously been included in the described calculation, could be more accurately reflected through actual subscriber counts.  The net impact of these two changes was to increase our subscriber count by approximately 6,000 subscribers in the first quarter 2011.  Prior period DISH Network subscribers have not been adjusted for this revised commercial accounts calculation as the impacts were immaterial.

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.

	For the Three Months
	Ended September 30,		Variance
Statements of Operations Data	2011	2010	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,229,345	$3,185,515	$43,830	1.4
Equipment and merchandise sales, rental and other revenue	362,088	11,894	350,194	NM
Equipment sales, services and other revenue - EchoStar	11,218	10,319	899	8.7
Total revenue	3,602,651	3,207,728	394,923	12.3

Costs and Expenses:
Subscriber-related expenses	1,702,661	1,684,583	18,078	1.1
% of Subscriber-related revenue	52.7%	52.9%
Satellite and transmission expenses - EchoStar	108,442	107,524	918	0.9
% of Subscriber-related revenue	3.4%	3.4%
Satellite and transmission expenses - Other	9,769	10,113	(344)	(3.4)
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, merchandise, services, rental and other	150,356	14,997	135,359	NM
Subscriber acquisition costs	394,818	446,473	(51,655)	(11.6)
General and administrative expenses	382,620	155,425	227,195	NM
% of Total revenue	10.6%	4.8%
Litigation expense	—	91,097	(91,097)	(100.0)
Depreciation and amortization	229,146	242,859	(13,713)	(5.6)
Total costs and expenses	2,977,812	2,753,071	224,741	8.2

Operating income (loss)	624,839	454,657	170,182	37.4

Other Income (Expense):
Interest income	8,527	6,265	2,262	36.1
Interest expense, net of amounts capitalized	(155,601)	(108,619)	(46,982)	(43.3)
Other, net	20,298	22,327	(2,029)	(9.1)
Total other income (expense)	(126,776)	(80,027)	(46,749)	(58.4)

Income (loss) before income taxes	498,063	374,630	123,433	32.9
Income tax (provision) benefit, net	(179,085)	(129,652)	(49,433)	(38.1)
Effective tax rate	36.0%	34.6%
Net income (loss)	318,978	244,978	74,000	30.2
Less: Net income (loss) attributable to noncontrolling interest	(121)	14	(135)	NM
Net income (loss) attributable to DISH Network common shareholders	$319,099	$244,964	$74,135	30.3

Other Data:
DISH Network subscribers, as of period end (in millions)	13.945	14.289	(0.344)	(2.4)
DISH Network subscriber additions, gross (in millions)	0.656	0.819	(0.163)	(19.9)
DISH Network subscriber additions, net (in millions)	(0.111)	(0.029)	(0.082)	NM
Average monthly subscriber churn rate	1.83%	1.98%	(0.15)%	(7.6)
Average monthly revenue per subscriber (“ARPU”)	$76.99	$74.36	$2.63	3.5
Average subscriber acquisition cost per subscriber (“SAC”)	$789	$795	$(6)	(0.8)
EBITDA	$874,404	$719,829	$154,575	21.5

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

DISH Network subscribers.  As of September 30, 2011, we had approximately 13.945 million DISH Network subscribers compared to approximately 14.289 million subscribers at September 30, 2010, a decrease of 2.4%.  DISH Network lost approximately 111,000 net subscribers during the three months ended September 30, 2011, compared to a loss of approximately 29,000 net subscribers during the same period in 2010.  The change versus the prior year primarily resulted from a decline in gross new subscriber activations.  During the three months ended September 30, 2011, DISH Network added approximately 656,000 gross new subscribers compared to approximately 819,000 gross new subscribers during the same period in 2010, a decrease of 19.9%.

Our gross activations and net subscriber additions were negatively impacted during the third quarter 2011 compared to the same period in 2010 as a result of increased competitive pressures, including aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of discounts.  In addition, telecommunications companies continue to grow their customer base as they build out their fiber-based pay-TV networks.  Also, our gross activations and net subscriber additions continue to be adversely affected during the third quarter 2011 by sustained economic weakness and uncertainty, including, among other things, the weak housing market in the United States combined with lower discretionary spending.

Our average monthly subscriber churn rate for the three months ended September 30, 2011 was 1.83%, compared to 1.98% for the same period in 2010.  While churn improved compared to the same period in 2010, churn continues to be adversely affected by the increased competitive pressures discussed above.  In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide outstanding customer service, and our ability to control piracy.

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

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $3.229 billion for the three months ended September 30, 2011, an increase of $44 million or 1.4% compared to the same period in 2010.  This change was primarily related to the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $76.99 during the three months ended September 30, 2011 versus $74.36 during the same period in 2010.  The $2.63 or 3.5% increase in ARPU was primarily attributable to price increases during the past year and fees earned from our in-home service operations, partially offset by increases in the amount of promotional discounts on programming offered to our subscribers, decreases in premium/pay per view revenue, and a decrease in hardware upgrade events.

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” totaled $362 million for the three months ended September 30, 2011, an increase of $350 million compared to the same period in 2010.  This increase was primarily driven by revenue from the rental of movies and video games, the sale of previously rented titles, and other merchandise sold to customers including movies, video games and other accessories related to our Blockbuster operations.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.703 billion during the three months ended September 30, 2011, an increase of $18 million or 1.1% compared to the same period in 2010.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  These increases were partially offset by reduced costs related to our call centers.  We continue to address our operational inefficiencies by streamlining our offerings and making significant investments in staffing, training, information systems, and other initiatives, primarily in our call centers and in-home service operations.  “Subscriber-related expenses” represented 52.7% and 52.9% of “Subscriber-related revenue” during the three months ended September 30, 2011 and 2010, respectively.  The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue,” partially offset by higher programming costs, discussed above.

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

Cost of sales — equipment, merchandise, services, rental and other.  “Cost of sales — equipment, merchandise, services, rental and other” totaled $150 million for the three months ended September 30, 2011, an increase of $135 million compared to the same period in 2010.  This increase is primarily associated with the cost of rental title purchases or revenue sharing to studios, packaging and on-line delivery costs as well as the cost of merchandise sold such as movies, video games and other accessories related to our Blockbuster operations.  The Blockbuster Acquisition was accounted for as a business combination and therefore the purchase price was allocated to the assets acquired based on their fair value.  Since we expect the purchases of future inventory to be higher than the fair value of the inventory acquired, we anticipate our overall cost of sales will be lower during the short term.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $395 million for the three months ended September 30, 2011, a decrease of $52 million or 11.6% compared to the same period in 2010.  This decrease was primarily attributable to a decline in gross new subscriber additions.

SAC.  SAC was $789 during the three months ended September 30, 2011 compared to $795 during the same period in 2010, a decrease of $6 or 0.8%.  This decrease was primarily attributable to a decrease in hardware costs per activation partially offset by an increase in advertising costs per activation.  The decrease in hardware costs per activation was driven primarily by an increase in the percentage of redeployed receivers.

During the three months ended September 30, 2011 and 2010, the amount of equipment capitalized under our lease program for new subscribers totaled $122 million and $205 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from a decrease in gross new subscribers as well as a decrease in hardware costs per activation, discussed above.

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

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended September 30, 2011 and 2010, these amounts totaled $29 million and $29 million, respectively.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

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

General and administrative expenses.  “General and administrative expenses” totaled $383 million during the three months ended September 30, 2011, a $227 million increase compared to the same period in 2010.  This increase was primarily due to an increase in personnel, building and maintenance and other administrative costs associated with our Blockbuster operations.

Litigation expense.  During the three months ended September 30, 2011, no material “Litigation expense” was recorded.  During the three months ended September 30, 2010, we recorded $91 million of “Litigation expense.”  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $229 million during the three months ended September 30, 2011, a $14 million or 5.6% decrease compared to the same period in 2010.  This change in “Depreciation and amortization” expense was primarily due to a decrease in depreciation on equipment leased to subscribers.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $156 million during the three months ended September 30, 2011, an increase of $47 million or 43.3% compared to the same period in 2010.  This change primarily resulted from an increase in interest expense related to the issuance of our 6 3/4% Senior Notes due 2021 during the second quarter 2011.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $874 million during the three months ended September 30, 2011, an increase of $155 million or 21.5% compared to the same period in 2010.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended September 30,
	2011	2010
	(In thousands)
EBITDA	$874,404	$719,829
Interest expense, net	(147,074)	(102,354)
Income tax (provision) benefit, net	(179,085)	(129,652)
Depreciation and amortization	(229,146)	(242,859)
Net income (loss) attributable to DISH Network common shareholders	$319,099	$244,964

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

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

Income tax (provision) benefit, net.  Our income tax provision was $179 million during the three months ended September 30, 2011, an increase of $49 million compared to the same period in 2010.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.”

Net income (loss) attributable to DISH Network common shareholders.  “Net income (loss) attributable to DISH Network common shareholders” was $319 million during the three months ended September 30, 2011, an increase of $74 million compared to $245 million for the same period in 2010.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010.

	For the Nine Months
	Ended September 30,		Variance
Statements of Operations Data	2011	2010	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$9,739,784	$9,362,974	$376,810	4.0
Equipment and merchandise sales, rental and other revenue	648,107	42,231	605,876	NM
Equipment sales, services and other revenue - EchoStar	29,052	28,960	92	0.3
Total revenue	10,416,943	9,434,165	982,778	10.4

Costs and Expenses:
Subscriber-related expenses	5,125,315	4,972,403	152,912	3.1
% of Subscriber-related revenue	52.6%	53.1%
Satellite and transmission expenses - EchoStar	332,713	316,109	16,604	5.3
% of Subscriber-related revenue	3.4%	3.4%
Satellite and transmission expenses - Other	29,788	30,201	(413)	(1.4)
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, merchandise, services, rental and other	262,026	53,903	208,123	NM
Subscriber acquisition costs	1,092,518	1,263,876	(171,358)	(13.6)
General and administrative expenses	869,666	461,261	408,405	88.5
% of Total revenue	8.3%	4.9%
Litigation expense	(316,949)	151,999	(468,948)	NM
Depreciation and amortization	695,892	746,967	(51,075)	(6.8)
Total costs and expenses	8,090,969	7,996,719	94,250	1.2

Operating income (loss)	2,325,974	1,437,446	888,528	61.8

Other Income (Expense):
Interest income	23,414	18,356	5,058	27.6
Interest expense, net of amounts capitalized	(419,344)	(336,256)	(83,088)	(24.7)
Other, net	12,137	23,254	(11,117)	(47.8)
Total other income (expense)	(383,793)	(294,646)	(89,147)	(30.3)

Income (loss) before income taxes	1,942,181	1,142,800	799,381	69.9
Income tax (provision) benefit, net	(739,039)	(409,923)	(329,116)	(80.3)
Effective tax rate	38.1%	35.9%
Net income (loss)	1,203,142	732,877	470,265	64.2
Less: Net income (loss) attributable to noncontrolling interest	(111)	(24)	(87)	NM
Net income (loss) attributable to DISH Network common shareholders	$1,203,253	$732,901	$470,352	64.2

Other Data:
DISH Network subscribers, as of period end (in millions)	13.945	14.289	(0.344)	(2.4)
DISH Network subscriber additions, gross (in millions)	1.909	2.399	(0.490)	(20.4)
DISH Network subscriber additions, net (in millions)	(0.188)	0.189	(0.377)	NM
Average monthly subscriber churn rate	1.65%	1.72%	(0.07)%	(4.1)
Average monthly revenue per subscriber (“ARPU”)	$76.81	$72.86	$3.95	5.4
Average subscriber acquisition cost per subscriber (“SAC”)	$768	$760	$8	1.1
EBITDA	$3,034,114	$2,207,691	$826,423	37.4

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

DISH Network subscribers.  DISH Network lost approximately 188,000 net subscribers for the nine months ended September 30, 2011, compared to a gain of approximately 189,000 net new subscribers for the same period in 2010.  The change versus the prior year primarily resulted from a decline in gross new subscriber activations.  During the nine months ended September 30, 2011, DISH Network added approximately 1.909 million gross new subscribers compared to approximately 2.399 million gross new subscribers during the same period in 2010, a decrease of 20.4%.  Our average monthly subscriber churn rate for the nine months ended September 30, 2011 was 1.65%, compared to 1.72% for the same period in 2010.

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $9.740 billion for the nine months ended September 30, 2011, an increase of $377 million or 4.0% compared to the same period in 2010.  This change was primarily related to the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $76.81 during the nine months ended September 30, 2011 versus $72.86 during the same period in 2010.  The $3.95 or 5.4% increase in ARPU was primarily attributable to price increases during the past year and fees earned from our in-home service operations, partially offset by increases in the amount of promotional discounts on programming offered to our subscribers, decreases in premium/pay per view revenue, and a decrease in hardware upgrade events.

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” totaled $648 million for the nine months ended September 30, 2011, an increase of $606 million compared to the same period in 2010.  This increase was primarily driven by revenue from the rental of movies and video games, the sale of previously rented titles, and other merchandise sold to customers including movies, video games and other accessories related to our Blockbuster operations.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $5.125 billion during the nine months ended September 30, 2011, an increase of $153 million or 3.1% compared to the same period in 2010.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs and an increase in customer retention expense.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  These increases were partially offset by reduced costs related to our call centers and operations.  “Subscriber-related expenses” represented 52.6% and 53.1% of “Subscriber-related revenue” during the nine months ended September 30, 2011 and 2010, respectively.  The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue,” partially offset by higher programming costs, discussed above.

Cost of sales — equipment, merchandise, services, rental and other.  “Cost of sales — equipment, merchandise, services, rental and other” totaled $262 million for the nine months ended September 30, 2011, an increase of $208 million compared to the same period in 2010.  This increase is primarily associated with the cost of rental title purchases or revenue sharing to studios, packaging and on-line delivery costs as well as the cost of merchandise sold such as movies, video games and other accessories related to our Blockbuster operations.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.093 billion for the nine months ended September 30, 2011, a decrease of $171 million or 13.6% compared to the same period in 2010.  This decrease was primarily attributable to a decline in gross new subscriber additions, partially offset by higher SAC discussed below.

SAC.  SAC was $768 during the nine months ended September 30, 2011 compared to $760 during the same period in 2010, an increase of $8 or 1.1%.  This increase was primarily attributable to an increase in advertising and hardware costs per activation, partially offset by an increase in the percentage of redeployed receivers.  The increase in hardware costs per activation was driven by deployment of more advanced set-top-boxes, such as HD receivers and HD DVRs and by a build-up of partially subsidized inventory to third party retailers and installers.  The build-up of inventory was associated with lower-than-historical subscriber activation rates.

During the nine months ended September 30, 2011 and 2010, the amount of equipment capitalized under our lease program for new subscribers totaled $373 million and $559 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from a decrease in gross new subscribers, partially offset by an increase in hardware costs per activation, discussed above.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the nine months ended September 30, 2011 and 2010, these amounts totaled $71 million and $68 million, respectively.

General and administrative expenses. “General and administrative expenses” totaled $870 million during the nine months ended September 30, 2011, a $408 million increase compared to the same period in 2010.  This increase was primarily due to an increase in personnel, building and maintenance and other administrative costs associated with our Blockbuster operations.

Litigation expense.  “Litigation expense” totaled a negative $317 million during the nine months ended September 30, 2011, a reduction in expense of $469 million compared to the same period in 2010.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $696 million during the nine months ended September 30, 2011, a $51 million or 6.8% decrease compared to the same period in 2010.  This change in “Depreciation and amortization” expense was primarily due to a decrease in depreciation on equipment leased to subscribers, partially offset by an increase in depreciation on satellites.  The increase in depreciation on satellites is a result of EchoStar XIV and EchoStar XV being placed into service during the second and third quarters 2010, respectively.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $419 million during the nine months ended September 30, 2011, an increase of $83 million or 24.7% compared to the same period in 2010.  This change primarily resulted from an increase in interest expense related to the issuance of our 6 3/4% Senior Notes due 2021 during the second quarter 2011, a decrease in the amount of interest capitalized.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $3.034 billion during the nine months ended September 30, 2011, an increase of $826 million or 37.4% compared to the same period in 2010. The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months
	Ended September 30,
	2011	2010
	(In thousands)
EBITDA	$3,034,114	$2,207,691
Interest expense, net	(395,930)	(317,900)
Income tax (provision) benefit, net	(739,039)	(409,923)
Depreciation and amortization	(695,892)	(746,967)
Net income (loss) attributable to DISH Network common shareholders	$1,203,253	$732,901

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

Income tax (provision) benefit, net.  Our income tax provision was $739 million during the nine months ended September 30, 2011, an increase of $329 million compared to the same period in 2010.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes,” and an increase in our effective tax rate due to an increase in state income tax rates.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

Net income (loss) attributable to DISH Network common shareholders.  “Net income (loss) attributable to DISH Network common shareholders” was $1.203 billion during the nine months ended September 30, 2011, an increase of $470 million compared to $733 million for the same period in 2010.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of September 30, 2011, our cash, cash equivalents and current marketable investment securities totaled $3.365 billion compared to $2.940 billion as of December 31, 2010, an increase of $425 million.  This increase in cash, cash equivalents and current marketable investment securities was primarily related to cash generated from operations of $1.991 billion and the net proceeds of $1.973 billion related to our 6 3/4% Senior Notes due 2021, partially offset by our investment in DBSD North America of $1.127 billion, the TerreStar Transaction of $1.345 billion, the Blockbuster Acquisition of $127 million, net of $107 million cash received, repurchases of our 6 3/8% Senior Notes due 2011 of $85 million, capital expenditures of $594 million and other changes in working capital.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.  As of September 30, 2011 and December 31, 2010, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $1.024 billion and $1.334 billion, respectively.

Dividend

On November 1, 2011, our Board of Directors declared a dividend of $2.00 per share on our outstanding Class A and Class B common stock.  The dividend will be payable in cash on December 1, 2011 to shareholders of record on November 17, 2011.  If the dividend was based on the number of shares of our Class A and B common stock outstanding as of October 31, 2011, we would distribute approximately $892 million in cash to our shareholders.

The following discussion highlights our cash flow activities during the nine months ended September 30, 2011.

Cash Flow

Cash flows from operating activities

For the nine months ended September 30, 2011, we reported “Net cash flows from operating activities” of $1.991 billion primarily attributable to $2.490 billion of net income adjusted to exclude non-cash charges for “Depreciation and amortization” expense and “Deferred income tax expense (benefit),” partially offset by changes in operating assets and liabilities related to timing differences between book expense and cash payments.  In addition, cash decreased as a result of the $350 million in payments for the TiVo and Retailer Class Action settlements.

On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted, which provides for a bonus depreciation deduction of 100% of the cost of our qualified capital expenditures from September 8, 2010 through December 31, 2011.  During the nine months ended September 30, 2011, our “Deferred income tax expense (benefit)” recorded as a non-cash adjustment to net income on our Condensed Consolidated Statements of Cash Flows increased $486 million compared to the same period in 2010.  This change is primarily associated with equipment-related temporary differences as a result of bonus depreciation deductions available in 2011.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

Cash flows from investing activities

For the nine months ended September 30, 2011, we reported “Net cash outflows from investing activities” of $3.474 billion primarily related to purchases of strategic investments of $2.608 billion, capital expenditures of $594 million, and net purchases of marketable investment securities of $308 million.  The purchases of strategic investments primarily included our investment in DBSD North America of $1.127 billion, the TerreStar Transaction of $1.345 billion, and the Blockbuster Acquisition of $127 million, net of $107 million cash received.  The capital expenditures included $541 million associated with our subscriber acquisition and retention lease programs, and $53 million of other corporate capital expenditures.

Cash flows from financing activities

For the nine months ended September 30, 2011, we reported “Net cash flows from financing activities” of $1.892 billion primarily related to our $1.973 billion debt issuance of our 6 3/4% Senior Notes due 2021, net of deferred financing costs, partially offset by the repurchases of our 6 3/8% Senior Notes due 2011 of $85 million.

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

During the nine months ended September 30, 2011 and 2010, free cash flow was significantly impacted by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities” and “Net cash flows from investing” sections, respectively, of our Condensed Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, and other factors.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months
	Ended September 30,
	2011	2010
	(In thousands)
Free cash flow	$1,397,244	$598,749
Add back:
Purchases of property and equipment	593,912	935,193
Net cash flows from operating activities	$1,991,156	$1,533,942

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

Subscriber Churn

DISH Network lost approximately 188,000 net subscribers for the nine months ended September 30, 2011, compared to a gain of approximately 189,000 net new subscribers for the same period in 2010.  The change versus the prior period was driven primarily by a decrease in gross new subscriber additions.   See “Results of Operations” above for further discussion.  There are a number of factors that impact our future cash flow compared to the cash flow we generate at any given point in time, including subscriber churn and how successful we are at retaining our current subscribers.  As we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.

Satellites

Operation of our subscription television service requires that we have adequate satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by expanding local HD coverage and offering more national HD channels.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite.  Such a loss or failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and cause us to expend a significant portion of our cash to acquire or lease additional satellite capacity.

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

Stock Repurchases

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock.  On November 1, 2011, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2012.  As of September 30, 2011, we may repurchase up to $1.0 billion under this plan.

Subscriber Acquisition and Retention Costs

We incur significant upfront costs to acquire subscribers, including advertising, retailer incentives, equipment, installation and new customer promotions.  While we attempt to recoup these upfront costs over the lives of their subscription, there can be no assurance that we will.  We deploy business rules such as minimum credit requirements and we strive to provide outstanding customer service, to increase the likelihood of customers keeping

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

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

Obligations and Future Capital Requirements

Future Capital Requirements

On October 3, 2011, we redeemed the $915 million remaining principal balance of our 6 3/8% Senior Notes due 2011 with cash on hand at September 30, 2011.  We expect to fund our future working capital, capital expenditure and debt service requirements from cash generated from operations, existing cash and marketable investment securities balances, and cash generated through raising additional capital.  The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.  The majority of our capital expenditures for 2011 are driven by the costs associated with subscriber premises equipment, included in our firm purchase obligations, as well as capital expenditures for our satellite-related obligations.  These expenditures are necessary to operate and maintain the DISH Network television service.  Consequently, we consider them to be non-discretionary.  The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives, including our plans to expand our national HD offerings and other strategic opportunities that may arise from time to time.  Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time, and could increase materially as a result of increased competition, significant satellite failures, or sustained economic weakness.  These factors could require that we raise additional capital in the future.

On May 5, 2011, we issued $2.0 billion aggregate principal amount of our ten-year, 6 3/4% Senior Notes due June 1, 2021 at an issue price of 99.093%.  Interest accrues at an annual rate of 6 3/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year, commencing on December 1, 2011.

Dividend.  On November 1, 2011, our Board of Directors declared a dividend of $2.00 per share on our outstanding Class A and Class B common stock.  The dividend will be payable in cash on December 1, 2011 to shareholders of record on November 17, 2011.  If the dividend was based on the number of shares of our Class A and B common stock outstanding as of October 31, 2011, we would distribute approximately $892 million in cash to our shareholders.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at acceptable terms.  These developments may have a significant effect on our cost of financing and our liquidity position.

Blockbuster. In connection with the Blockbuster Acquisition, we assumed or entered into new leases that had an aggregate commitment of $267 million detailed by year in the table below.

Future
Commitments
(In thousands)
2011	$39,045
2012	75,978
2013	48,836
2014	32,501
2015	18,348
Thereafter	52,718
Total	$267,426

As of September 30, 2011, our lease commitments increased by $48 million compared to the amount disclosed as of June 30, 2011 as a result of the assumption of additional domestic store leases during the third quarter.

TiVo Inc.

We are responsible for making future payments to TiVo of $190 million in six equal annual installments between 2012 and 2017 related to the TiVo settlement.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Spectrum Investments

In 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009.  During the first quarter 2011, we entered into transactions to acquire 100% of the equity of reorganized DBSD North America for approximately $1.4 billion.  Our ultimate acquisition of 100% of the equity of reorganized DBSD North America is subject to the satisfaction of certain conditions, including approval by the FCC and DBSD North America’s emergence from bankruptcy.  In addition, in June 2011, we entered into an asset purchase agreement under which we would acquire substantially all of the assets of TerreStar for a purchase price of $1.375 billion, assume certain liabilities associated with the ongoing operations of the business being acquired and provide certain working capital and pay certain administrative expenses of TerreStar and certain of its subsidiaries beyond December 31, 2011.  Consummation of the TerreStar Transaction is subject to, among other things, approval by the FCC and the Canadian federal Department of Industry.

There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments.  We will likely be required to make significant additional investments or partner with others to commercialize these licenses.  In addition, we have not received approval from the FCC for our acquisition of DBSD North America or approvals from the FCC and the Canadian federal Department of Industry for the TerreStar Transaction.  Consequently, we do not yet know the full costs (including any build-out requirements) associated with complying with regulations applicable to our acquisition of DBSD North America or the TerreStar Transaction.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

Sprint Settlement Agreement

On November 3, 2011, we and Sprint Nextel Corporation (“Sprint”) entered into a mutual release and settlement agreement (the “Sprint Settlement Agreement”) pursuant to which all disputed issues relating to our acquisition of DBSD North America and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum now owned by DBSD North America and TerreStar (the “Sprint Clearing Costs”).  EchoStar was a party to the Sprint Settlement Agreement solely for the purposes of executing a mutual release between it and Sprint relating to the Sprint Clearing Costs.  EchoStar is currently a holder of certain TerreStar debt instruments.  Upon full performance of the parties’ monetary and non-monetary obligations under the Sprint Settlement Agreement, which is expected to occur in the fourth quarter 2011, we will have made a net payment to Sprint of approximately $114 million.

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

Investments in ARS/MBS

A portion of our investment portfolio is invested in auction rate securities (“ARS”), mortgage backed securities (“MBS”), and strategic investments, and as a result a portion of our portfolio has restricted liquidity.  Liquidity in the markets for these investments has been adversely impacted.  If the credit ratings of these securities deteriorate or the lack of liquidity in the marketplace continues, we may be required to record impairment charges.  Moreover, the sustained uncertainty of domestic and global financial markets has greatly affected the volatility and value of our marketable investment securities.  To the extent we require access to funds, we may need to sell these securities under unfavorable market conditions, record further impairment charges and fall short of our financing needs.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of September 30, 2011, our cash, cash equivalents and current marketable investment securities had a fair value of $3.365 billion.  Of that amount, a total of $3.030 billion was invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio.  Based on our September 30, 2011 current non-strategic investment portfolio of $3.030 billion, a hypothetical 10% increase in average interest rates would result in a decrease of approximately $22 million in fair value of this portfolio.  We normally hold these investments to maturity; however, the hypothetical loss in fair value would be realized if we sold the investments prior to maturity.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the nine months ended September 30, 2011 of 0.4%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2011 would result in a decrease of approximately $2 million in annual interest income.

Strategic Marketable Investment Securities

As of September 30, 2011, we held strategic and financial debt and equity investments of public companies with a fair value of $335 million.  These investments, which are held for strategic and financial purposes, are concentrated in several companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $34 million in the fair value of these investments.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK-Continued

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of September 30, 2011, we had $121 million of restricted cash and marketable investment securities invested in:  (a) cash;  (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our September 30, 2011 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Noncurrent Auction Rate and Mortgage Backed Securities

As of September 30, 2011, we held investments in ARS and MBS of $105 million, which are reported at fair value.  Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments.  As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature, and therefore interest rate risk associated with these securities is mitigated.  A hypothetical 10% adverse change in the price of these investments would result in a decrease of approximately $11 million in the fair value of these investments.

Investment in DBSD North America (ICO) and Other Investment Securities

As of September 30, 2011, we had $1.288 billion of public and nonpublic debt and equity instruments that we hold for strategic business purposes.  We account for these investments under the cost, equity and/or fair value methods of accounting.  A hypothetical 10% adverse change in the price of these public and nonpublic debt and equity instruments would result in a decrease of approximately $129 million in the fair value of these investments.  Of the $1.288 billion, a total of $1.286 billion is invested in DBSD North America.  If we fail to obtain FCC approvals we may suffer significant financial losses.  See Note 4 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

Long-Term Debt

As of September 30, 2011, we had long-term debt of $8.137 billion, excluding capital lease obligations, on our Condensed Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $8.198 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  Our debt has fixed interest rates, however the fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $243 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.  As of September 30, 2011, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $57 million.

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court granted defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s motion to dismiss with prejudice.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing as moot.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We intend to seek leave to appeal directly from the Court of Appeals.  As a result of the First Department’s June 2011 ruling, during the three and nine months ended September 30, 2011, we recorded zero and $24 million of “Litigation Expense” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively, and increased our “Litigation accrual” to a total of $66 million as of September 30, 2011.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

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

InterAD Technologies, LLC

On September 16, 2011, InterAD Technologies, LLC filed a complaint against our wholly-owned subsidiary DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, Atlantic Broadband Finance, LLC, AT&T, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications, LLC, Charter Communications Holding Company, LLC, Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc., CSC Holdings, LLC, DirecTV, Inc., Insight Communications Company, Inc., Knology, Inc., Mediacom Broadband, LLC, RCN Telecom Services, LLC, Time Warner Cable, Inc., and

Verizon, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,438,355, which is entitled “Interactive System for Processing Viewer Responses to Television Programming.”

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

LVL Patent Group, LLC

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”

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

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd. filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the ‘636 patent are invalid.  The plaintiff has appealed.

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC leaving EchoStar and us as the only defendants.

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

As previously disclosed, our total litigation accrual for TiVo was $517 million as of December 31, 2010.  As a result of the settlement agreement, we reversed $335 million of this accrual and made a payment of approximately $290 million for our portion of the initial payment to TiVo.  Of this amount, approximately $182 million relates to prior periods and the remaining $108 million represents a prepayment.  Our $108 million prepayment and our $190 million share of the remaining payments, a total of $298 million, will be expensed ratably as a subscriber-related expense from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.  In connection with our TiVo settlement, TiVo agreed to advertise and market certain of our products and services.  As a result, $6 million was recognized as a reduction of litigation expense and we recorded a pre-paid marketing asset on our Condensed

Consolidated Statements of Operations and Comprehensive Income (Loss) and our Condensed Consolidated Balance Sheets, respectively.  The amount of the pre-paid license agreement is being amortized as costs of sales over the six-year term of the agreement.

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

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011, include a detailed discussion of our risk factors.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from July 1, 2011 through September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
July 1 - July 31, 2011	—	$—	—	$999,604
August 1 - August 31, 2011	—	$—	—	$999,604
September 1 - September 30, 2011	—	$—	—	$999,604
Total	—	$—	—	$999,604

(1)          Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock.  On November 1, 2011, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares through and including December 31, 2012.  Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 5. OTHER INFORMATION

On November 1, 2011, our Board of Directors declared a dividend of $2.00 per share on our outstanding Class A and Class B common stock.  The dividend will be payable in cash on December 1, 2011 to shareholders of record on November 17, 2011.

Item 6.    EXHIBITS

(a)       Exhibits.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101☐

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2011, filed on November 7, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  November 7, 2011