Form 10-K
period 2011-12-31
DISH Network CORP
filed 2012-02-23
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2011, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $6.2 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on that date.

As of February 14, 2012, the registrant’s outstanding common stock consisted of 208,668,014 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2012 Annual Meeting of Shareholders are incorporated by reference in Part III.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable.  We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties.  For further discussion see “Item 1A.  Risk Factors.”  The risks and uncertainties include, but are not limited to, the following:

Competition and Economic Risks Affecting our Business

•                  We face intense and increasing competition from satellite television providers, cable companies and telecommunications companies, especially as the pay-TV industry matures, which may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

•                  Competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase less services from us or to cancel our services altogether, resulting in less revenue to us.

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

Operational and Service Delivery Risks Affecting our Business

•                  If we do not continue improving our operational performance and customer satisfaction, our gross new subscriber activations may decrease and our subscriber churn may increase.

•                  If our gross new subscriber activations decrease, or if subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

•                  Programming expenses are increasing and could adversely affect our future financial condition and results of operations.

•                  We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our gross new subscriber activations may decline and subscriber churn may increase.

•                  We may be required to make substantial additional investments to maintain competitive programming offerings.

•                  Any failure or inadequacy of our information technology infrastructure could harm our business.

•                  We rely on EchoStar Corporation, or EchoStar, to design and develop all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

i

•                  We operate in an extremely competitive environment and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services, the failure of which could negatively impact our business.

•                  Technology in our industry changes rapidly and our inability to offer new subscribers and upgrade existing subscribers with more advanced equipment could cause our products and services to become obsolete.

•                  We rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

•                  Our sole supplier of new set-top boxes, EchoStar, relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

•                  Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

•                  We depend on third parties to solicit orders for DISH services that represent a significant percentage of our total gross new subscriber activations.

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

Acquisition and Capital Structure Risks Affecting our Business

•                  We have agreed to acquire certain spectrum and other assets from DBSD North America and TerreStar and we have paid substantially all of the purchase price for these acquisitions.  If we are unable to obtain certain regulatory approvals and waivers, or they are granted in a manner that varies from the form we have requested, the value of these assets may be impaired. To the extent we receive these approvals and waivers, we will be required to make significant additional investments or partner with others to commercialize these assets.

•                  We have made a substantial investment in certain 700 MHz wireless licenses and will be required to make significant additional investments or partner with others to commercialize these licenses.

•                  Our Blockbuster business, and retail stores in particular, face risks, including, among other things, operational challenges and increasing competition from video rental kiosk, streaming and mail order businesses that may negatively impact the business, financial condition or results of operations of Blockbuster.

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

ii

•                  A portion of our investment portfolio is invested in securities that have experienced limited or no liquidity and may not be immediately accessible to support our financing needs.

•                  We have substantial debt outstanding and may incur additional debt.

•                  It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure.

•                  We are controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks Affecting our Business

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

•                  We are subject to digital high-definition (“HD”) “carry-one, carry-all” requirements that cause capacity constraints.

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

iii

PART I

Item 1.                       BUSINESS

OVERVIEW

DISH Network Corporation is the nation’s third largest pay-TV provider, with approximately 13.967 million customers across the United States as of December 31, 2011 (the “DISH” pay-TV service).  We were organized in 1995 as a corporation under the laws of the State of Nevada and started offering the DISH pay-TV service in March 1996.

Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol “DISH.”  Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.

On April 26, 2011, we completed the acquisition of most of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  We acquired Blockbuster operations in the United States and in certain foreign countries.  Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand service.

During the first half of 2011, we entered into a transaction to acquire 100% of the equity of reorganized DBSD North America Inc. (“DBSD North America”) for approximately $1.4 billion upon DBSD North America’s emergence from bankruptcy.  In addition, in June 2011, we entered into a transaction to acquire substantially all of the assets of TerreStar Networks, Inc. (“TerreStar”) for a purchase price of $1.375 billion (the “TerreStar Transaction”).  These acquisitions are subject to certain conditions, including approval by the FCC.  Additionally, during the fourth quarter 2011, we and Sprint Nextel Corporation (“Sprint”) entered into a mutual release and settlement agreement (“Sprint Settlement Agreement”) pursuant to which all disputed issues relating to our acquisition of DBSD North America and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum now licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, we made a net payment of approximately $114 million to Sprint.  For more information, see “New Business Opportunities — Spectrum Investments” of this annual report on Form 10-K.

Business Strategy

Our business strategy is to be the best provider of video services in the United States by providing high-quality products, outstanding customer service, and great value.  We promote DISH® programming packages as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television providers.  We believe that there continues to be unsatisfied demand for high-quality, reasonably priced television programming services.

•                  High-Quality Products.  We offer a wide selection of local and national programming, featuring more national and local HD channels than most pay-TV providers.  We have been a technology leader in our industry, introducing award-winning DVRs, dual tuner receivers, 1080p video on demand, and external hard drives.  To maintain and enhance our competitiveness over the long term, we recently introduced a new whole-home HD DVR receiver (the Hopper™) that allows, among other things, recorded programming to be viewed in HD in multiple rooms.  We are also promoting a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as TV Everywhere™ which utilizes, among other things, online access and Slingbox “placeshifting” technology.

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

Programming.  We provide programming that includes more than: (i) 230 basic video channels, (ii) 60 Sirius Satellite Radio music channels, (iii) 30 premium movie channels, (iv) 35 regional and specialty sports channels, (v) 3,200 standard definition and high definition local channels, (vi) 275 Latino and international channels, and (vii) 70 channels of pay-per-view content.  Although we distribute over 3,200 local channels, a subscriber typically may only receive the local channels available in the subscriber’s home market.  As of December 31, 2011, we provided local channels in standard definition in all 210 TV markets in the U.S. and local channels in HD in more than 170 markets in the U.S., serving approximately 97% of TV households.

Receiver Systems.  Our subscribers receive programming via equipment that includes a small satellite dish, digital set-top receivers, and remote controls.  Some of our advanced receiver models feature DVRs, HD capability, multiple tuners (which allow independent viewing on separate televisions) and Internet-protocol compatibility (which allows consumers to view movies and other content on their televisions via the Internet and a broadband connection).  We rely on EchoStar to design and manufacture all of our new receivers and certain related components.  See “Item 1A — Risk Factors.”

DISHOnline.com.  DISHOnline.com gives DISH subscribers the ability to watch television programs, movies, and clips online at no additional charge with their paid subscription to qualifying programming and compatible equipment.  DISHOnline.com offers more than 270,000 movies, television shows, clips and trailers.

Blockbuster@Home.  Blockbuster@Home gives DISH subscribers access to more than 100,000 DVD movies, TV shows and games by mail with unlimited in-store exchanges, streaming access to more than 10,000 movies and TV shows via their TV and online access to more than 25,000 movies and TV shows via their computer.

DISH Remote Access.  DISH’s free remote access (“DISH Remote Access”) gives subscribers the ability to remotely control certain features of their DVRs using compatible devices such as smartphones, tablets, laptops and home computers.

Content Delivery

Digital Broadcast Operations Centers.  The principal digital broadcast operations facilities we use are EchoStar’s facilities located in Cheyenne, Wyoming and Gilbert, Arizona.  We also use four regional digital broadcast operations facilities and four micro digital broadcast operations facilities owned and operated by EchoStar that allow us to maximize the use of the spot beam capabilities of certain owned and leased satellites.  Programming content is delivered to these facilities by fiber or satellite and processed, compressed, encrypted and then uplinked to satellites for delivery to consumers.  EchoStar provides certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services pursuant to a broadcast agreement for a period ending on December 31, 2016.  See Note 20 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.

Satellites.  Our DISH programming is currently delivered to customers using satellites that operate in the “Ku” band portion of the microwave radio spectrum.  The Ku-band is divided into two spectrum segments.  The portion of the Ku-band that allows the use of higher power satellites – 12.2 to 12.7 GHz over the United States – is known as the Broadcast Satellite Service band, which is also referred to as the Direct Broadcast Satellite (“DBS”) band.  The portion of the Ku-band that utilizes lower power satellites – 11.7 to 12.2 GHz over the United States – is known as the Fixed Satellite Service (“FSS”) band.

Most of our programming is currently delivered using DBS satellites.  To accommodate more bandwidth-intensive HD programming and other needs, we continue to explore opportunities to expand our satellite capacity through the acquisition of new spectrum, the launching of more technologically advanced satellites, and the more efficient use of existing spectrum via, among other things, better modulation and compression technologies.

We own or lease capacity on 13 satellites in geostationary orbit approximately 22,300 miles above the equator.  For further information concerning these satellites and satellite anomalies, please see the table and discussion under “Satellites” below.

Conditional Access System.  Our conditional access system secures our programming content using encryption so that only authorized customers can access our programming.  We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content (“Security Access Devices”).

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

Distribution Channels

While we offer receiver systems and programming through direct sales channels, a majority of our new subscriber activations are generated through independent third parties such as small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies.  In general, we pay these independent third parties a mix of upfront and monthly incentives to solicit orders for our services.  In addition, we partner with certain telecommunications companies to bundle DISH programming with broadband and voice services on a single bill.

Competition

As of December 31, 2011, our 13.967 million subscribers represent approximately 14% of pay-TV subscribers in the United States.  We face substantial competition from established pay-TV providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions, and mobile devices.  As of September 30, 2011, more than 99 million households subscribe to a pay-TV service.

•                  Other Direct Broadcast Satellite Operators.  We compete directly with the DirecTV Group, Inc., or DirecTV, the largest satellite TV provider in the U.S. which had 19.8 million subscribers as of September 30, 2011, representing approximately 20% of pay-TV subscribers.

•                  Cable Television Companies.  We encounter substantial competition in the pay-TV industry from numerous cable television companies that operate via franchise licenses across the U.S.  According to the National Cable & Telecommunications Association, 98% of U.S. housing units are passed by cable.  As of September 30, 2011, cable television companies have more than 58.3 million subscribers, representing approximately 58% of pay-TV subscribers.  Cable companies are typically able to bundle their video services with broadband Internet access and voice services and many have significant investments in companies that provide programming content.

•                  Telecommunications Companies.  Large telecommunications companies have upgraded older copper wire lines with fiber optic lines in certain markets.  These fiber optic lines provide high capacity bandwidth, enabling telecommunications companies to offer video content that can be bundled with their broadband Internet access and voice services.  In particular, AT&T and Verizon have built fiber-optic based networks to provide video services in substantial portions of their service areas.  As of September 30, 2011, AT&T and Verizon had approximately 3.6 million U-verse and 4.0 million FiOS TV subscribers, respectively.  These telecommunications companies represent approximately 8% of pay-TV subscribers.

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

•                  Wireless Mobile Video.  We also expect to face increasing competition from wireless telecommunications providers who offer mobile video offerings.  We expect mobile video offerings will likely become more prevalent in the marketplace as wireless telecommunications providers implement and expand the fourth generation of wireless communications.

Acquisition of New Subscribers

We incur significant upfront costs to acquire subscribers, including advertising, retailer incentives, equipment subsidies and installation.  In addition, customer promotions to acquire new subscribers result in less revenue to us over the promotional period.  While we attempt to recoup these upfront costs over the lives of their subscriptions, there can be no assurance that we will.  We employ business rules such as credit requirements and contractual commitments, and we strive to provide outstanding customer service, to increase the likelihood of customers keeping their DISH service over longer periods of time.  Our subscriber acquisition costs may vary significantly from period to period.

Advertising.  We use print, radio, television and Internet media, on a local and national basis to motivate potential subscribers to call DISH, visit our website or contact independent third party retailers.

Retailer Incentives.  We pay retailers an upfront incentive for each new subscriber they bring to DISH that results in the activation of qualified programming and generally pay retailers small monthly incentives for up to 60 months; provided, among other things, the customer continuously subscribes to qualified programming.

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

New Customer Promotions.  We often offer programming at no additional charge and/or promotional pricing during introductory periods for new subscribers.  While such promotional activities have an economic cost and reduce our subscriber-related revenue, they are not included in our definitions of subscriber acquisition costs or the SAC metric.

Customer Retention

We incur significant costs to retain our existing customers, mostly by upgrading their equipment to HD and DVR receivers.  As with our subscriber acquisition costs, our retention upgrade spending includes the cost of equipment and installation.  In certain circumstances, we also offer programming at no additional charge and/or promotional pricing for limited periods for existing customers in exchange for a contractual commitment.  A component of our retention efforts includes the installation of equipment for customers who move.  Our subscriber retention costs may vary significantly from period to period.

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

Installation and Other In-Home Service Operations.  High-quality installations, upgrades, and in-home repairs are critical to providing good customer service.  Such in-home service is performed by both DISH employees and a network of independent contractors and includes, among other things, priority technical support, replacement equipment, cabling and power surge repairs for a monthly fee.

Subscriber Management.  We presently use, and depend on, CSG Systems International, Inc.’s (“CSG”) software system for the majority of DISH subscriber billing and related functions.  During 2011, we implemented new interactive voice response and in-home appointment scheduling systems.  Also during 2011, we began developing and testing a new CSG billing system as well as new sales and customer care systems that are likely to be implemented in 2012.

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

We are currently promoting a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as TV Everywhere which utilizes, among other things, online access and Slingbox “placeshifting” technology.  There can be no assurance that these integrated products will positively affect our results of operations or our gross new subscriber activations.

Blockbuster

On April 26, 2011, we completed the Blockbuster Acquisition.  We acquired Blockbuster operations in the United States and in certain foreign countries.  Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand service.  The Blockbuster Acquisition complements our core business of delivering high-quality video entertainment to consumers.  We are promoting our new Blockbuster offerings including Blockbuster@Home which provides movies, games and TV shows through Internet streaming, mail and in-store exchanges and online.  This offering is only available to DISH subscribers.

Spectrum Investments

In 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009.  Part or all of these licenses may be terminated if the associated FCC build-out requirements are not satisfied.

During the first half of 2011, we entered into a transaction to acquire 100% of the equity of reorganized DBSD North America for approximately $1.4 billion upon DBSD North America’s emergence from bankruptcy, which included capital stock and convertible securities of, and certain claims related to, DBSD North America.  In addition, in June 2011, we entered into the TerreStar Transaction for a purchase price of $1.375 billion. We have paid all but $30 million of the purchase price for the TerreStar Transaction, which will be paid upon closing of the TerreStar Transaction, or upon certain other conditions being met under the asset purchase agreement.  Additionally, during the fourth quarter 2011, we and Sprint entered into the Sprint Settlement Agreement pursuant to which all disputed issues relating to our acquisition of DBSD North America and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum now licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, we made a net payment of approximately $114 million to Sprint.  Our ultimate acquisition of 100% of the equity of reorganized DBSD North America and consummation of the TerreStar Transaction are subject to certain conditions, including approval by the FCC.

Under our agreements to acquire DBSD North America and purchase TerreStar’s assets, we paid substantially all of the purchase price for both transactions prior to the receipt of certain regulatory approvals (the FCC with respect to DBSD North America, and the FCC and the Canadian federal Department of Industry (“Industry Canada”) with respect to TerreStar).  On February 7, 2012, Industry Canada approved the transfer of the Canadian spectrum licenses held by TerreStar to us.  If the remaining required approvals are not obtained, subject to certain exceptions, we have the right to require and direct the sale of some or all of the assets of the relevant company to a third party and we would be entitled to the proceeds from such a sale.  These proceeds could, however, be substantially less than amounts we have paid in the respective transactions.

In addition, our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the integrated service requirement, the spare satellite requirement and various technical provisions.  Waiver of the integrated service requirement would allow DISH to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The spectrum licenses currently held by DBSD North America and TerreStar do not include a waiver of this integrated service requirement.  Our integrated service requirement waiver request has been opposed by certain parties, and there can be no assurance that the FCC will approve it.  If our FCC applications and waiver requests are not granted by the FCC, or are granted in a manner that varies from the form we have requested, it could cause the value of these assets to be impaired, potentially requiring us to take significant write-downs on these assets.  We assess potential impairments to these assets annually, or more often if indicators of impairment arise, to determine whether an impairment condition may exist.  We use a probability weighted analysis considering estimated future cash flows discounted at a rate commensurate with the risk involved and market based data to assess potential impairments.

To the extent we receive these approvals and waivers, there can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments.  We will likely be required to make significant additional investments or partner with others to commercialize these licenses.  Because we have not received approval from the FCC, we do not yet know the full costs (including any build-out requirements) associated with complying with regulations applicable to our acquisition of DBSD North America or the TerreStar Transaction.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect the carrying value of our investments and our future financial condition or results of operations.

Transactions with EchoStar

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  DISH Network and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

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

			Original
		Degree	Useful
	Launch	Orbital	Life	Lease Term
Satellites	Date	Location	(Years)	(Years)
Owned:
EchoStar I (1)	December 1995	77	12
EchoStar VII	February 2002	119	12
EchoStar X	February 2006	110	12
EchoStar XI	July 2008	110	12
EchoStar XIV	March 2010	119	15
EchoStar XV	July 2010	61.5	15

Leased from EchoStar:
EchoStar VI (1)	July 2000	77	12
EchoStar VIII (1)(2)	August 2002	77	12
EchoStar IX (1)(2)(3)	August 2003	121	12
EchoStar XII (1)	July 2003	61.5	10
Nimiq 5 (1)(2)	September 2009	72.7	10	10

Leased from Other Third Party:
Anik F3	April 2007	118.7	15	15
Ciel II	December 2008	129	10	10

Under Construction:
Leased from EchoStar:
EchoStar XVI	2012	61.5	10	10

(1)          See Note 20 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.

(2)          We lease a portion of the capacity on these satellites.

(3)          Leased on a month to month basis.

Recent Developments

Recent developments with respect to certain of our satellites are discussed below.

QuetzSat-1.  During 2008, we entered into a transponder service agreement with EchoStar expiring in November 2021, which will be accounted for as an operating lease.  We will lease 24 DBS transponders on QuetzSat-1 when the satellite is placed into commercial operation at the 77 degree orbital location.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explore alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar is providing us with alternate capacity at the 77 degree orbital location.  See Note 20 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Satellites Under Construction

We have agreed to lease capacity on one satellite from EchoStar that is currently under construction.

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

Satellite Anomalies

Operation of our pay-TV service requires that we have adequate satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by expanding local HD coverage and offering more HD national channels.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

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

Prior to 2011, certain satellites in our fleet experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and/or commercial operation of any of these satellites.  See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment and Note 7 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We do not anticipate carrying insurance for any of the in-orbit satellites that we use, and we will bear the risk associated with any in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar XIV.  EchoStar XIV was designed to meet a minimum 15-year useful life.  During September 2011, we determined that EchoStar XIV experienced a solar array anomaly that reduced the total power available for use by the spacecraft.  While this anomaly did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

EchoStar VIII.  EchoStar VIII was designed to operate 32 DBS transponders with the ability to provide service to the entire continental United States (“CONUS”) at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel.  EchoStar VIII was also designed with spot-beam technology.  This satellite has experienced several anomalies prior to 2011, and during January 2011 the satellite experienced an anomaly that temporarily disrupted electrical power to some components causing an interruption of broadcast service.  In addition, it has now been determined one of the two on-board computers used to control the satellite failed in connection with the January 2011 anomaly.  None of these anomalies has impacted the commercial operation or estimated useful life of the satellite.  However, if the remaining on-board computer fails, the commercial operation of the satellite would likely be substantially impacted and may result in an impairment of the satellite.  There can also be no assurance that this anomaly or any future anomalies will not reduce its useful life or impact its commercial operation.

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

GOVERNMENT REGULATIONS

DBS operators are subject to significant government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the adoption or modification of laws or regulations relating to video programming, satellite services, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.  If we become subject to new regulations or legislation or new interpretations of existing regulations or legislation that govern Internet network neutrality, we may be required to incur additional expenses or alter our business model.  The manner in which legislation governing Internet network neutrality may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.

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

FCC Regulation under the Communications Act

FCC Jurisdiction over our Satellite Operations.  The Communications Act gives the FCC broad authority to regulate the operations of satellite companies.  Specifically, the Communications Act gives the FCC regulatory jurisdiction over the following areas relating to communications satellite operations:

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

Overview of our Satellites, Authorizations and Contractual Rights for Satellite Capacity.  Our satellites are located in orbital positions, or slots, that are designated by their western longitude.  An orbital position describes both a physical location and an assignment of spectrum in the applicable frequency band.  Each DBS orbital position has 500 MHz of available Ku-band spectrum that is divided into 32 frequency channels.  Through digital compression technology, we can currently transmit between nine and 13 standard definition digital video channels per DBS frequency channel.  Several of our satellites also include spot-beam technology that enables us to increase the number of markets where we provide local channels, but reduces the number of video channels that could otherwise be offered across the entire United States.

The FCC has licensed us to operate a total of 82 DBS frequency channels at the following orbital locations:

•                  21 DBS frequency channels at the 119 degree orbital location, capable of providing service to CONUS;

•                  29 DBS frequency channels at the 110 degree orbital location, capable of providing service to CONUS; and

•                  32 DBS frequency channels at the 148 degree orbital location, capable of providing service to the Western United States.

We currently do not have any satellites positioned at the 148 degree orbital location as a result of the retirement of EchoStar V.  While we have requested approval from the FCC for the future use of this orbital location, there can be no assurance that the FCC will determine that our proposed future use of this orbital location complies fully with all licensing requirements.  If we do not use this orbital location, we could lose the associated FCC license.

In addition, we currently lease or have entered into agreements to lease capacity on satellites using the following spectrum at the following orbital locations:

•                  500 MHz of Ku-band FSS spectrum that is divided into 32 frequency channels at the 118.7 degree orbital location, which is a Canadian FSS slot that is capable of providing service to the continental United States, Alaska and Hawaii;

•                  32 DBS frequency channels at the 129 degree orbital location, which is a Canadian DBS slot that is capable of providing service to most of the United States;

•                  32 DBS frequency channels at the 61.5 degree orbital location, capable of providing service to most of the United States;

•                  24 DBS frequency channels at the 77 degree orbital location, which is a Mexican DBS slot that is capable of providing service to most of the United States and Mexico; and

•                  32 DBS frequency channels at the 72.7 degree orbital location, which is a Canadian DBS slot that is capable of providing service to the United States.

We also have month-to-month FSS capacity available from EchoStar on a satellite located at the 121 degree orbital location.

Mobile-Satellite Service (“MSS”) and Ancillary Terrestrial Component (“ATC”).  In 2011, we entered into transactions to acquire DBSD North America and purchase TerreStar’s assets, the two FCC 2GHz MSS licensees.  Both DBSD North America and TerreStar have authority to offer an ATC service with their MSS services.  We currently have consolidated applications pending with the FCC to approve the license transfers accompanied by requests for waiver of the integrated service requirement, the spare satellite requirement and various technical provisions.  If the applications are approved, we will become subject to FCC regulation regarding wireless operations of these licenses and may be subject to certain conditions stemming from the FCC’s grant of the application.  For more information, see “New Business Opportunities — Spectrum Investments” of this annual report on Form 10-K.

700 MHz Spectrum.  In 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009.  To commercialize these licenses and satisfy the associated FCC build-out requirements, we will be required to make significant additional investments or partner with others.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  Part or all of these licenses may be terminated if the associated FCC build-out requirements are not satisfied.

Multichannel Video Distribution & Data Service (“MVDDS”).  In 2010, we purchased all of South.com L.L.C., which is an entity that holds MVDDS licenses in 37 markets in the United States.  We are subject to certain FCC build-out requirements for these licenses.  Part or all of our MVDDS licenses may be terminated if those FCC build-out requirements are not satisfied.

Duration of our DBS Satellite Licenses.  Generally speaking, all of our satellite licenses are subject to expiration unless renewed by the FCC.  The term of each of our DBS licenses is ten years.  Our licenses are currently set to expire at various times.  In addition, we currently operate at the 118.7 degree orbital location under a special temporary authorization.  A special temporary authorization is granted for a period of only 180 days or less, subject again to possible renewal by the FCC.  Generally, our FCC licenses and special temporary authorization have been renewed by the FCC on a routine basis, but there can be no assurance that the FCC will continue to do so.

Opposition and Other Risks to our Licenses.  Several third parties have opposed, and we expect them to continue to oppose, some of our FCC satellite authorizations and pending and future requests to the FCC for extensions, modifications, waivers and approvals of our licenses.  In addition, we may not have fully complied with all of the FCC reporting, filing and other requirements in connection with our satellite authorizations.  Consequently, it is possible the FCC could revoke, terminate, condition or decline to extend or renew certain of our authorizations or licenses.

4.5 Degree Spacing Tweener Satellites.  The FCC has proposed to allow so-called “tweener” DBS operations — DBS satellites operating at orbital locations 4.5 degrees (half of the usual nine degrees) away from other DBS satellites.  The FCC granted authorizations to Spectrum Five and EchoStar for tweener satellites at the 86.5 and 114.5 degree orbital locations.  Even though these authorizations were subsequently cancelled because the FCC determined that the licensees did not meet certain milestone requirements, Spectrum Five and EchoStar have requested reconsideration of the FCC’s determinations for both of these licensees.  Tweener operations close to our licensed orbital locations (including Spectrum Five’s proposed use at the 114.5 degree orbital location) could cause harmful interference to our service and constrain our future operations.  The FCC has not completed its rulemaking on the operating and service rules for tweener satellites.

Interference from Other Services Sharing Satellite Spectrum.  The FCC has adopted rules that allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as DBS and FSS.  The FCC has also authorized the use of MVDDS in the DBS band.  MVDDS licenses were auctioned in 2004.  While we are not aware of any MVDDS systems having been commercially deployed, several systems are currently being tested and may soon be deployed.  Despite regulatory provisions intended to protect DBS and FSS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS and FSS bands will not interfere with our DBS and FSS operations and adversely affect our business.

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

Separate Security, Plug and Play.  Cable companies are required by law to separate the security from the other functionality of their set-top boxes.  Set-top boxes used by DBS providers are not currently subject to such separate security requirement.  However, the FCC is considering a possible expansion of that requirement to DBS set-top boxes.  Also, the FCC has adopted the so-called “plug and play” standard for compatibility between digital television sets and cable systems.  That standard was developed through negotiations involving the cable and consumer electronics industries, but not the satellite television industry.  The FCC’s adoption of the standard was accompanied by certain rules regarding copy protection measures that are applicable to us.  While we have appealed the FCC’s decision regarding the copy protection measures to the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”), there can be no assurance that the D.C. Circuit will set aside or remand that decision.  The FCC is also considering various proposals to establish two-way digital cable “plug and play” rules.  That proceeding also asks about means to incorporate all pay-TV providers into its “plug and play” rules.  The cable industry and consumer electronics companies have reached a “tru2way” commercial arrangement to resolve many of the outstanding issues in this docket.  We cannot predict whether the FCC will impose rules on our DBS operations that are based on cable system architectures or the private cable/consumer electronics tru2way commercial arrangement.  Complying with the separate security and other “plug and play” requirements would require potentially costly modifications to our set-top boxes and operations.  We cannot predict the timing or outcome of this FCC proceeding.

Retransmission Consent.  The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act.  If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals.  While we have been able to reach retransmission consent agreements with most of these local network stations, there remain stations with which we have not been able to reach an agreement. We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms (or at all) upon the expiration of our current retransmission consent agreements, some of which are short-term.  In recent years, national broadcasters have used their ownership of certain local broadcast stations to attempt to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations.  These requirements may place constraints on available capacity on our satellites for other programming.  Furthermore, the rates we are charged for retransmitting local channels have been increasing.  We may be unable to pass these increased programming costs on to our customers, which could have a material adverse effect on our financial condition and results of operations.  The FCC is currently considering changes to its rules governing retransmission consent disputes that are designed to provide more guidance to the negotiating parties on good-faith negotiation requirements and to improve notice to consumers in advance of possible service disruptions.  We cannot predict the timing or outcome of this FCC proceeding.

Digital HD Carry-One, Carry-All Requirement.  To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one, carry-all”).  The FCC has adopted digital carriage rules that require DBS providers to phase in carry-one, carry-all obligations with respect to the carriage of full-power broadcasters’ HD signals by February 2013 in markets in which DISH elects to provide local channels in HD.  In addition, STELA has imposed accelerated HD carriage requirements for noncommercial educational stations on DBS providers that do not have a certain contractual relationship with a certain number of such stations.  DISH Network has entered into an agreement with a number of PBS stations to comply with the requirements.  The carriage of additional HD signals on our pay-TV service could cause us to experience significant capacity constraints and prevent us from carrying additional popular national programs and/or carrying those national programs in HD.

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

Distant Signals.  Pursuant to STELA, we have been able to obtain a waiver of a court injunction that previously prevented us from retransmitting certain distant network signals under a statutory copyright license.  Because of that waiver, we may once again provide distant network signals to eligible subscribers.  To qualify for that waiver, we are required to provide local service in all 210 local markets in the U.S. on an ongoing basis.  This condition poses a significant strain on our capacity.  Moreover, we may lose that waiver if we are found to have failed to provide local service in any of the 210 local markets.  If we lose the waiver, the injunction could be reinstated.  Furthermore, depending on the severity of the failure, we may also be subject to other sanctions, which may include, among other things, damages.  Pursuant to STELA, our compliance with certain conditions of the waiver is subject to periodic examination and review.

Dependence on Cable Act for Program Access.  We purchase a large percentage of our programming from cable-affiliated programmers.  The provisions of the Cable Act of 1992, as amended (“Cable Act”), prohibiting exclusive contracting practices with cable-affiliated programmers, were extended for another five-year period in September 2007.  Cable companies appealed the FCC’s decision, and while that decision was upheld by the D.C. Circuit in March 2010, that court indicated if the market continues to evolve, it is expected that the exclusivity prohibition may no longer be necessary.  Any change in the Cable Act and the FCC’s rules that currently limit the ability of cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on a cost-effective basis.  As a result, we may be limited in our ability to obtain access on nondiscriminatory terms to programming from programmers that are affiliated with cable system operators.  In the case of certain types of programming affiliated with Comcast, Time-Warner Cable, and Liberty, the terms of access to the programming are subject to arbitration for a limited period of time if we and the programmer cannot reach agreement on terms, subject to FCC review.  We cannot be sure that this procedure will result in favorable terms for us or that the FCC conditions that establish this procedure will be allowed to expire on their own terms.

In addition, affiliates of certain cable providers have denied us access to sports programming they feed to their cable systems terrestrially, rather than by satellite.  The FCC held that new denials of such service are unfair if they have the purpose or effect of significantly hindering us from providing programming to consumers.  However, we cannot be sure that we can prevail in a complaint related to such programming and gain access to it.  Our continuing failure to access such programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.

MDU Exclusivity.  The FCC has found that cable companies should not be permitted to have exclusive relationships with multiple dwelling units (e.g., apartment buildings).  In May 2009, the D.C. Circuit upheld the FCC’s decision.  While the FCC requested comments in November 2007 on whether DBS and Private Cable Operators should be prohibited from having similar relationships with multiple dwelling units, it has yet to make a formal decision.  If the cable exclusivity ban were to be extended to DBS providers, our ability to serve these types of buildings and communities would be adversely affected.  We cannot predict the timing or outcome of the FCC’s consideration of this proposal.

Net Neutrality.  The FCC has recently imposed rules of nondiscrimination and transparency upon wireline broadband providers.  While this decision provides certain protection from discrimination by wireline broadband providers against our distribution of video content via the Internet, it may still permit wireline broadband providers to provide certain services over their wireline broadband network that are not subject to these requirements.  Although the FCC imposed similar transparency requirements on wireless broadband providers, it declined to impose a nondiscrimination rule.  Instead, wireless broadband Internet providers are prohibited from blocking websites and applications that compete with voice and video telephony services.  The FCC’s net neutrality rules have been challenged in Federal court and could be curtailed or overturned if those challenges are successful.  One party has asked the FCC to clarify and/or ease the limitations under which wireline broadband providers can provide services that are not subject to these requirements.  It is uncertain how these requirements, even if they are affirmed by the Federal court of appeals, may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these rules on our ability to distribute our video content via the Internet.

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

Spectrum Investment FCC Authorization

During the first half of 2011, we entered into a transaction to acquire 100% of the equity of reorganized DBSD North America for approximately $1.4 billion upon DBSD North America’s emergence from bankruptcy, which included capital stock and convertible securities of, and certain claims related to, DBSD North America.  In addition, in June 2011, we entered into the TerreStar Transaction for a purchase price of $1.375 billion. We have paid all but $30 million of the purchase price for the TerreStar Transaction, which will be paid upon closing of the TerreStar Transaction, or upon certain other conditions being met under the asset purchase agreement.  Additionally, during the fourth quarter 2011, we and Sprint entered into the Sprint Settlement Agreement pursuant to which all disputed issues relating to our acquisition of DBSD North America and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum now licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, we made a net payment of approximately $114 million to Sprint.  Our ultimate acquisition of 100% of the equity of reorganized DBSD North America and consummation of the TerreStar Transaction are subject to certain conditions, including approval by the FCC.

Under our agreements to acquire DBSD North America and purchase TerreStar’s assets, we paid substantially all of the purchase price for both transactions prior to the receipt of certain regulatory approvals (the FCC with respect to DBSD North America, and the FCC and Industry Canada with respect to TerreStar).  On February 7, 2012, Industry Canada approved the transfer of the Canadian spectrum licenses held by TerreStar to us.  If the remaining required approvals are not obtained, subject to certain exceptions, we have the right to require and direct the sale of some or all of the assets of the relevant company to a third party and we would be entitled to the proceeds from such a sale.  These proceeds could, however, be substantially less than amounts we have paid in the respective transactions.

In addition, our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the integrated service requirement, the spare satellite requirement and various technical provisions.  Waiver of the integrated service requirement would allow DISH to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The spectrum licenses currently held by DBSD North America and TerreStar do not include a waiver of this integrated service requirement.  Our integrated service requirement waiver request has been opposed by certain parties, and there can be no assurance that the FCC will approve it.  If our FCC applications and waiver requests are not granted by the FCC, or are granted in a manner that varies from the form we have requested, it could cause the value of these assets to be impaired, potentially requiring us to take significant write-downs on these assets.  We assess potential impairments to these assets annually, or more often if indicators of impairment arise, to determine whether an impairment condition may exist.  We use a probability weighted analysis considering estimated future cash flows discounted at a rate commensurate with the risk involved and market based data to assess potential impairments.

To the extent we receive these approvals and waivers, there can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments.  We will likely be required to make significant additional investments or partner with others to commercialize these licenses.  Because we have not received approval from the FCC, we do not yet know the full costs (including any build-out requirements) associated with complying with regulations applicable to our acquisition of DBSD North America or the TerreStar Transaction.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect the carrying value of our investments and our future financial condition or results of operations.

The International Telecommunication Union

Our pay-TV service also must conform to the ITU broadcasting satellite service plan for Region 2 (which includes the United States).  If any of our operations are not consistent with this plan, the ITU will only provide authorization on a non-interference basis pending successful modification of the plan or the agreement of all affected administrations to the non-conforming operations.  Certain of our DBS satellites are not presently entitled to any interference protection from other satellites that are in conformance with the plan.  Accordingly, unless and until the ITU modifies its broadcasting satellite service plan to include the technical parameters of DBS applicants’ non-conforming operations, our non-conforming satellites, along with those of other DBS operators, must not cause harmful electrical interference with other assignments that are in conformance with the plan.

Export Control Regulation

The delivery of satellites and related technical information for purposes of launch by foreign launch service providers is subject to strict export control and prior approval requirements.  We are required to obtain import and export licenses from the United States government to receive and deliver certain components of direct-to-home satellite television systems.  In addition, the delivery of satellites and the supply of certain related ground control equipment, technical services and data, and satellite communication/control services to destinations outside the United States are subject to export control and prior approval requirements from the United States government (including prohibitions on the sharing of certain satellite-related goods and services with China).

PATENTS AND OTHER INTELLECTUAL PROPERTY

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services that we offer.  In general, if a court determines that one or more of our products or services infringe intellectual property rights held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property rights at a material cost, or to redesign those products or services in such a way as to avoid infringing any patent claims.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property rights at any price, which could adversely affect our competitive position.

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

We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses.  Those costs, and their impact on our results of operations, could be material.  Damages in patent infringement cases can be substantial, and in certain circumstances can be trebled.  To the extent that we are required to pay unanticipated royalties to third parties, these increased costs of doing business could negatively affect our liquidity and operating results.  We are currently defending multiple patent infringement actions.  We cannot be certain the courts will conclude these companies do not own the rights they claim, that our products do not infringe on these rights and/or that these rights are not valid.  Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations.  These include laws regulating air emissions, water discharge and waste management.  We attempt to maintain compliance with all such requirements.  We do not expect capital or other expenditures for environmental compliance to be material in 2012 or 2013.  Environmental requirements are complex, change frequently and have become more stringent over time.  Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

For segment reporting data and principal geographic area data for 2011, 2010 and 2009, see Note 17 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

EMPLOYEES

We had approximately 34,000 employees at December 31, 2011, most of whom are located in the United States.  We generally consider relations with our employees to be good.

Approximately 60 employees in three of our field offices have voted to have a union represent them in contract negotiations.  While we are not currently a party to any collective bargaining agreements, we are currently negotiating collective bargaining agreements at these offices.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

(furnished in accordance with Item 401 (b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with DISH Network of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position

Charles W. Ergen	58	Chairman
Joseph P. Clayton	62	President and Chief Executive Officer and Director
W. Erik Carlson	42	Executive Vice President, DNS and Service Operations
Thomas A. Cullen	52	Executive Vice President, Corporate Development
James DeFranco	59	Executive Vice President and Director
R. Stanton Dodge	44	Executive Vice President, General Counsel and Secretary
Bernard L. Han	47	Executive Vice President and Chief Operating Officer
Michael Kelly	50	President, Blockbuster L.L.C.
Roger J. Lynch	49	Executive Vice President, Advanced Technologies
Robert E. Olson	52	Executive Vice President and Chief Financial Officer
Stephen W. Wood	53	Executive Vice President, Human Resources

Charles W. Ergen.  Mr. Ergen is our executive Chairman and has been Chairman of the Board of Directors of DISH Network since its formation and, during the past five years, has held executive officer and director positions with DISH Network and its subsidiaries.  Mr. Ergen also serves as executive Chairman and Chairman of the Board of Directors of EchoStar.  Mr. Ergen co-founded DISH Network with his spouse, Cantey Ergen, and James DeFranco, in 1980.

Joseph P. Clayton.  Mr. Clayton has served as our President and Chief Executive Officer and has been a member of our Board of Directors since June 2011.  Mr. Clayton served as Chairman of Sirius Satellite Radio Inc. (Sirius) from November 2004 through July 2008 and served as Chief Executive Officer of Sirius from November 2001 through November 2004.  Prior to joining Sirius, Mr. Clayton served as President of Global Crossing North America, as President and Chief Executive Officer of Frontier Corporation and as Executive Vice President, Marketing and Sales - Americas and Asia, of Thomson S.A.  Mr. Clayton is also currently serving on the Board of Directors of Transcend Services, Inc.  Mr. Clayton previously served on the Board of Directors of EchoStar from October 2008 until June 2011.

W. Erik Carlson.  Mr. Carlson has served as our Executive Vice President, DNS and Service Operations since February 2008 and is responsible for overseeing our residential and commercial installations, customer billing and equipment retrieval and refurbishment operations.  Mr. Carlson previously was Senior Vice President of Retail Services, a position he held since mid-2006.  He joined DISH Network in 1995 and has held operating roles of increasing responsibility over the years.

Thomas A. Cullen.  Mr. Cullen has served as our Executive Vice President, Corporate Development since July 2011.  Mr. Cullen served as our Executive Vice President, Sales, Marketing and Programming from April 2009 until July

2011 and as our Executive Vice President, Corporate Development from December 2006 until April 2009.  Before joining DISH Network, Mr. Cullen served as President of TensorComm, a venture-backed wireless technology company.  From August 2003 to April 2005, Mr. Cullen was with Charter Communications Inc., serving as Senior Vice President, Advanced Services and Business Development from August 2003 until he was promoted to Executive Vice President in August 2004.

James DeFranco.  Mr. DeFranco is one of our Executive Vice Presidents and has been one of our vice presidents and a member of the Board of Directors since our formation.  During the past five years he has held various executive officer and director positions with our subsidiaries.  Mr. DeFranco co-founded DISH Network with Charles W. Ergen and Cantey Ergen, in 1980.

R. Stanton Dodge.  Mr. Dodge has served as our Executive Vice President, General Counsel and Secretary since June 2007 and is responsible for all legal and government affairs for DISH Network and its subsidiaries.  Mr. Dodge has served on the Board of Directors of EchoStar since March 2009.  Mr. Dodge also served as EchoStar’s Executive Vice President, General Counsel and Secretary from October 2007 to November 2011 pursuant to a management services agreement between DISH Network and EchoStar.  Since joining DISH Network in November 1996, he has held various positions of increasing responsibility in DISH Network’s legal department.

Bernard L. Han.  Mr. Han has served as our Executive Vice President and Chief Operating Officer since April 2009 and is in charge of all operations and information technology functions for DISH Network.  Mr. Han served as Executive Vice President and Chief Financial Officer of DISH Network from September 2006 until April 2009.  Mr. Han also served as EchoStar’s Executive Vice President and Chief Financial Officer from January 2008 to June 2010 pursuant to a management services agreement between DISH Network and EchoStar.  From October 2002 to May 2005, Mr. Han served as Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc.

Michael Kelly.  Mr. Kelly has served as the President of Blockbuster L.L.C since May 2011.  Mr. Kelly served as our Executive Vice President, Direct, Commercial and Advertising Sales from December 2005 until May 2011 and as Executive Vice President of DISH Network Service L.L.C. and Customer Service from February 2004 until December 2005.

Roger J. Lynch.  Mr. Lynch has served as our Executive Vice President, Advanced Technologies since November 2009.  Mr. Lynch also serves as EchoStar’s Executive Vice President, Advanced Technologies.  Prior to joining DISH Network, Mr. Lynch served as Chairman and CEO of Video Networks International, Ltd., an IPTV technology company in the United Kingdom from 2002 until 2009.

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

Stephen W. Wood.  Mr. Wood has served as our Executive Vice President, Human Resources since May 2006 and is responsible for all human resource functions for DISH Network and its subsidiaries.  Prior to joining DISH Network, Mr. Wood served as an Executive Vice President for Gate Gourmet International from 2004 to 2006.

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

Competition and Economic Risks Affecting our Business

We face intense and increasing competition from satellite television providers, cable companies and telecommunications companies, especially as the pay-TV industry matures, which may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

Our business is focused on providing pay-TV services and we have traditionally competed against satellite television providers and cable companies, some of whom have greater financial, marketing and other resources than we do.  Many of these competitors offer video services bundled with broadband, telephony services, HD offerings, interactive services and video on demand services that consumers may find attractive.  Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater financial leverage and increase the availability of offerings from providers capable of bundling television, broadband and telephone services in competition with our services.  We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base we may be required to increase retention spending.

Competition has intensified in recent quarters as the pay-TV industry matures and the growth of fiber-based pay-TV services offered by telecommunications companies such as Verizon and AT&T continues.  These fiber-based pay-TV services have significantly greater capacity, enabling the telecommunications companies to offer substantial HD programming content as well as bundled services.  This increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

Competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase less services from us or to cancel our services altogether, resulting in less revenue to us.

Our business is focused on pay-TV services, and we face competition from providers of digital media, including companies that offer online services distributing movies, television shows and other video programming.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services.  For example, online platforms that provide for the distribution and viewing of video programming compete with our pay-TV services.  These online platforms may cause our subscribers to disconnect our services.  In addition, even if our subscribers do not disconnect our services, they may purchase a certain portion of the services that they would have historically purchased from us through these online platforms, such as pay per view movies, resulting in less revenue to us.  Some of these companies have greater financial, marketing and other resources than we do.  In particular, programming offered over the Internet has become more prevalent as the speed and quality of broadband and wireless networks have improved.  In addition, consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  These technological advancements and changes in consumer behavior with regard to the means by which they obtain video content could reduce our gross new subscriber activations and could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.

Economic weakness, including higher unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

A substantial majority of our revenue comes from residential customers whose spending patterns may be affected by sustained economic weakness and uncertainty.  Economic weakness and uncertainty persisted during 2011.  Our ability to grow or maintain our business may be adversely affected by sustained economic weakness and uncertainty, including the effect of wavering consumer confidence, continued high unemployment and other factors that may adversely affect the pay-TV industry.  In particular, economic weakness and uncertainty could result in the following:

•                  Fewer gross new subscriber activations and increased churn.  We could face fewer gross new subscriber activations and increased churn due to, among other things:  (i) the sustained weak housing market in the United States combined with lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of retailers, who generate a significant portion of our new subscribers, because many of them are small businesses that are more susceptible to the negative effects of economic weakness.  In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to sustained economic weakness, including, among others, our pay-in-advance subscribers.

•                  Lower average monthly revenue per subscriber (“ARPU”).  Our ARPU could be negatively impacted by aggressive introductory offers by our competitors and the growth of video content being delivered via the Internet.  Furthermore, due to lower levels of disposable income, our customers may downgrade to lower cost programming packages, elect not to purchase premium services or pay per view movies or may disconnect our services and choose to replace them with less expensive alternatives such as video content delivered via the Internet, including, among others, video on demand.

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

The cost of programming represents the largest percentage of our overall costs.  Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers.  Unlike our larger cable and satellite competitors, we have not made significant investments in programming providers.  For example, Comcast and General Electric have joined their programming properties, including NBC, Bravo and many others that are available in the majority of our programming packages, in a venture controlled by Comcast.  This transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to their programming networks on nondiscriminatory and fair terms, or at all.  The transaction was approved by the FCC and the Department of Justice in January 2011.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s recent order on network neutrality (even if that order is vacated by judicial or legislative action) and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  If Comcast does not license its affiliated content to us on fair and nondiscriminatory terms and conditions, we can seek arbitration and continue to carry such content while the arbitration is pending.  However, it is uncertain how these conditions may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.

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

Operational and Service Delivery Risks Affecting our Business

If we do not continue improving our operational performance and customer satisfaction, our gross new subscriber activations may decrease and our subscriber churn may increase.

If we are unable to continue improving our operational performance and customer satisfaction, we may experience a decrease in gross new subscriber activations and an increase in churn, which could have a material adverse effect on our business, financial condition and results of operations.  To continue improving our operational performance, we need to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run.  We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance.  In the meantime, we may continue to incur higher costs to improve our operational performance.  While we believe that these costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.  If we are unable to improve our operational performance, our future gross new subscriber activations and existing subscriber churn may be negatively impacted, which could in turn adversely affect our revenue growth and results of operations.

If our gross new subscriber activations decrease, or if subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

We may incur increased costs to acquire new subscribers and retain existing subscribers.  Our subscriber acquisition costs could increase as a result of increased spending for advertising and the installation of more HD and DVR receivers, which are generally more expensive than other receivers.  Meanwhile, retention costs may be driven higher by increased upgrades of existing subscribers’ equipment to HD and DVR receivers.  Additionally, certain of our promotions, including, among others, pay-in-advance, allow consumers with relatively lower credit scores to become subscribers.  These subscribers typically churn at a higher rate.

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

We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our gross new subscriber activations may decline and subscriber churn may increase.

We depend on third parties to provide us with programming services.  Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal and cancellation provisions.  We may not be able to renew these agreements on favorable terms or at all, and these agreements may be canceled prior to expiration of their original term.  Certain programmers have, in the past, temporarily limited our access to their programming.  For example, during the fourth quarter 2010, our gross new subscriber activations and subscriber churn were negatively impacted as a result of multiple programming interruptions and threatened programming interruptions related to contract disputes with several content providers.  If we are unable to renew any of these agreements or the other parties cancel the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In addition, loss of access to programming could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations and subscriber churn rate.

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

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) are important to the operation of our current business, which would suffer in the event of system failures.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.  For example, during 2011, we implemented new interactive voice response and in-home appointment scheduling systems.  Also during 2011, we began developing and testing a new CSG billing system as well as new sales and customer care systems that are likely to be implemented in 2012.  We are relying on third parties for developing key components of these systems and ongoing service after their implementation.  Third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control.  Interruption, failure and/or delay in transitioning to any of these new systems could disrupt our operations and damage our reputation thus adversely impacting our ability to provide our services, retain our current subscribers and attract new subscribers.  As a result, an unsuccessful transition to these new systems could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on EchoStar, to design and develop all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations.  In addition, EchoStar is a key supplier of transponder capacity and related services to us.  We purchase digital set-top boxes from EchoStar pursuant to a contract that expires on December 31, 2014.  EchoStar provides digital broadcast operations to us pursuant to a contract that expires on December 31, 2016.  EchoStar has no obligation to supply digital set-top boxes or digital broadcast operations to us after these dates.  We may be unable to renew agreements for digital set-top boxes or digital broadcast operations with EchoStar on acceptable terms or at all.  Equipment, transponder leasing and digital broadcast operation costs may increase beyond our current expectations.  EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain transponder capacity and digital broadcast operations and other services from third parties, could affect our subscriber acquisition and churn and cause related revenue to decline.

Furthermore, due to the lack of compatibility of our infrastructure with the set-top boxes of a provider other than EchoStar, any transition to a new supplier of set-top boxes could take a significant period of time to complete, cause us to incur significant costs and negatively affect our gross new subscriber activations and subscriber churn.  For example, the proprietary nature of the Sling technology and certain other technology used in EchoStar’s set-top boxes may significantly limit our ability to obtain set-top boxes with the same or similar features from any other provider of set-top boxes.

If we were to switch to another provider of set-top boxes, we may have to implement additional infrastructure to support the set-top boxes purchased from such new provider, which could significantly increase our costs.  In addition, differences in, among other things, the user interface between set-top boxes provided by EchoStar and those of any other provider could cause subscriber confusion, which could increase our costs and have a material adverse effect on our gross new subscriber activations and subscriber churn.  Furthermore, switching to a new provider of set-top boxes may cause a reduction in our supply of set-top boxes and thus delay our ability to ship set-top boxes, which could have a material adverse effect on our gross new subscriber activations and subscriber churn rate.

We operate in an extremely competitive environment and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services, the failure of which could negatively impact our business.

Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services and to upgrade existing products and services on a timely basis, and to reduce costs of our existing products and services.  We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner.  The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment.  The success of new product and service development depends on many factors, including among others, the following:

•                  difficulties and delays in the development, production, timely completion, testing and marketing of products and services;

•                  the cost of the products and services;

•                  proper identification of customer need and customer acceptance of products;

•                  the development of, approval of and compliance with industry standards;

•                  the significant amount of resources we must devote to the development of new technologies; and

•                  the ability to differentiate our products and services and compete with other companies in the same markets.

If our products and services, including without limitation, our new whole-home HD DVR entertainment system featuring the Hopper, are not competitive or do not work properly, our business could suffer and our financial performance could be negatively impacted.  If the quality of our products and services do not meet our customers’ expectations or our products are found to be defective, then our sales and revenues, and ultimately our reputation, could be negatively impacted.

Technology in our industry changes rapidly and our inability to offer new subscribers and upgrade existing subscribers with more advanced equipment could cause our products and services to become obsolete.

Technology in the pay-TV industry changes rapidly as new technologies are developed, which could cause our products and services to become obsolete.  We and our suppliers may not be able to keep pace with technological developments.  If the new technologies on which we intend to focus our research and development investments fail to achieve acceptance in the marketplace, our competitive position could be negatively impacted causing a reduction in our revenues and earnings.  We may also be at a competitive disadvantage in developing and introducing complex new products and services because of the substantial costs we may incur in making these products or services available across our installed base of approximately 14 million subscribers.  For example, our competitors could use proprietary technologies that are perceived by the market as being superior.  Further, after we have incurred substantial costs, one or more of the products or services under our development, or under development by one or more of our strategic partners, could become obsolete prior to it being widely adopted.

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

New technologies could also create new competitors for us.  For instance, we face increasing consumer demand for the delivery of digital video services via the Internet, including providing what we refer to as “TV Everywhere.”  We expect to continue to face increased threats from companies who use the Internet to deliver digital video services as the speed and quality of broadband and wireless networks continues to improve.

Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees.  We rely on EchoStar to design and develop set-top boxes with advanced features and functionality and solutions for providing digital video services via the Internet.  If EchoStar is unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected.  In addition, delays in the delivery of components or other unforeseen problems associated with our technology may occur that could materially and adversely affect our ability to generate revenue, offer new products and services and remain competitive.

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

Our sole supplier of new set-top boxes, EchoStar, relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

EchoStar relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes that we provide to subscribers in order to deliver our digital television services. Our ability to meet customer demand depends, in part, on EchoStar’s ability to obtain timely and adequate delivery of quality materials, parts and components from suppliers. In the event of an interruption of supply or a significant price increase from these suppliers, EchoStar may not be able to diversify sources of supply in a timely manner, which could have a negative impact on our business. Further, due to increased demand for products, many electronic manufacturers are experiencing shortages for certain components. EchoStar has experienced in the past and may continue to experience shortages driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters and significant changes in the financial or business conditions of our suppliers that negatively impact our operations.

For example, during 2011, several regions of Thailand experienced severe flooding, causing damage to infrastructure, housing and factories. Certain of EchoStar’s hard drive suppliers are located in Thailand.  There is uncertainty regarding the ultimate impact of this event on our business, but there is a risk in the future that EchoStar could experience delays or other constraints in obtaining hard drive components. There can be no assurance that we will not encounter shortages in the future or that such shortages will not negatively impact our operations.  Any such delays or constraints could have a material adverse affect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations.

Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

Increases in theft of our signal or our competitors’ signals could, in addition to reducing new subscriber activations, also cause subscriber churn to increase.  We use microchips embedded in credit card-sized cards, called “smart cards” or Security Access Devices.

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

We are also vulnerable to other forms of fraud.  While we are addressing certain fraud through a number of actions, including terminating retailers that we believe violated DISH Network’s business rules, there can be no assurance that we will not continue to experience fraud which could impact our gross new subscriber activations and subscriber churn.  Sustained economic weakness may create greater incentive for signal theft and other forms of fraud, which could lead to higher subscriber churn and reduced revenue.

We depend on third parties to solicit orders for DISH services that represent a significant percentage of our total gross new subscriber activations.

Most of our retailers are not exclusive to us and some of our retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors.  Furthermore, most of these retailers are significantly smaller than we are and may be more susceptible to sustained economic weaknesses that make it more difficult for them to operate profitably.  Because our retailers receive most of their incentive value at activation and not over an extended period of time, our interests in obtaining and retaining subscribers through good customer service may not always be aligned with our retailers.  It may be difficult to better align our interests with our resellers’ because of their capital and liquidity constraints.  Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

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

In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite, any of which could have a material adverse effect on our business, financial condition and results of operations.  Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive.  A relocation would require FCC approval and, among other things, a showing to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite.  We cannot be certain that we could obtain such FCC approval.  If we choose to use a satellite in this manner, this use could adversely affect our ability to satisfy certain operational conditions associated with our authorizations.  Failure to satisfy those conditions could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.

Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

Construction and launch risks.  A key component of our business strategy is our ability to expand our offering of new programming and services, including increased local and HD programming.  To accomplish this goal, we need to construct and launch satellites.  Satellite construction and launch is subject to significant risks, including construction and launch delays, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the recent past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Significant construction or launch delays could materially and adversely affect our ability to generate revenues.  If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could have a material adverse effect on our ability to fund future satellite procurement and launch opportunities.

In addition, the occurrence of future launch failures for other operators may delay the deployment of our satellites and materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all.  Please see further discussion under the caption “We generally do not have commercial insurance coverage on the satellites we use and could face significant impairment charges if one of our satellites fails” below.

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

Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our pay-TV services.  In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly.  Anomalies may also reduce the expected useful life of a satellite, thereby reducing the channels that could be offered using that satellite, or create additional expenses due to the need to provide replacement or back-up satellites.  You should review the disclosures relating to satellite anomalies set forth under Note 7 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Environmental risks.  Meteoroid events pose a potential threat to all in-orbit satellites.  The probability that meteoroids will damage those satellites increases significantly when the Earth passes through the particulate stream left behind by comets.  Occasionally, increased solar activity also poses a potential threat to all in-orbit satellites.

Some decommissioned spacecraft are in uncontrolled orbits that pass through the geostationary belt at various points, and present hazards to operational spacecraft, including our satellites.  We may be required to perform maneuvers to avoid collisions and these maneuvers may prove unsuccessful or could reduce the useful life of the satellite through the expenditure of fuel to perform these maneuvers.  The loss, damage or destruction of any of our satellites as a result of an electrostatic storm, collision with space debris, malfunction or other event could have a material adverse effect on our business, financial condition and results of operations.

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

Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between EchoStar and us could arise include, but are not limited to, the following:

•                  Cross officerships, directorships and stock ownership.  We have certain overlap in directors and executive officers with EchoStar, which may lead to conflicting interests.  Our Board of Directors and executive officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and us.  The executive officers and the members of our Board of Directors who overlap with EchoStar have fiduciary duties to EchoStar’s shareholders.  For example, there is the potential for a conflict of interest when we or EchoStar look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, certain of our directors and officers own EchoStar stock and options to purchase EchoStar stock, which they acquired or were granted prior to the Spin-off of EchoStar from us, including Mr. Ergen, who owns approximately 50.7% of the total equity (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and controls approximately 75.6% of the voting power of EchoStar.  Mr. Ergen’s beneficial ownership of EchoStar excludes 8,734,250 shares of its Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 18.3% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 16.9% of EchoStar’s total voting power. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for us and EchoStar.  Furthermore, Charles W. Ergen, our Chairman, and Roger Lynch, Executive Vice President, Advanced Technologies, are employed by both us and EchoStar and Paul Orban, our Senior Vice President and Controller, provides management services to EchoStar pursuant to a management services agreement between EchoStar and us.  These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.

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

We do not have any agreements with EchoStar that would prevent either company from competing with the other.

We rely on key personnel and the loss of their services may negatively affect our businesses.

We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman, and certain other executives.  The loss of Mr. Ergen or of certain other key executives could have a material adverse effect on our business, financial condition and results of operations.  Although all of our executives have executed agreements limiting their ability to work for or consult with competitors if they leave us, we do not have employment agreements with any of them.  Paul W. Orban, our Senior Vice President and Controller, provides services to EchoStar pursuant to a management services agreement with EchoStar.  In addition, Roger J. Lynch also serves as Executive Vice President, Advanced Technologies of EchoStar.  To the extent these and other officers are performing services for EchoStar, this may divert their time and attention away from our business and may therefore adversely affect our business.

Acquisition and Capital Structure Risks Affecting our Business

We have agreed to acquire certain spectrum and other assets from DBSD North America and TerreStar and we have paid substantially all of the purchase price for these acquisitions.  If we are unable to obtain certain regulatory approvals and waivers, or they are granted in a manner that varies from the form we have requested, the value of these assets may be impaired. To the extent we receive these approvals and waivers, we will be required to make significant additional investments or partner with others to commercialize these assets.

During the first half of 2011, we entered into a transaction to acquire 100% of the equity of reorganized DBSD North America for approximately $1.4 billion upon DBSD North America’s emergence from bankruptcy, which included capital stock and convertible securities of, and certain claims related to, DBSD North America.  In addition, in June 2011, we entered into the TerreStar Transaction for a purchase price of $1.375 billion. We have paid all but $30 million of the purchase price for the TerreStar Transaction, which will be paid upon closing of the TerreStar Transaction, or upon certain other conditions being met under the asset purchase agreement.  Additionally, during the fourth quarter 2011, we and Sprint entered into the Sprint Settlement Agreement pursuant to which all disputed issues relating to our acquisition of DBSD North America and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum now licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, we made a net payment of approximately $114 million to Sprint.  Our ultimate acquisition of 100% of the equity of reorganized DBSD North America and consummation of the TerreStar Transaction are subject to certain conditions, including approval by the FCC.

Under our agreements to acquire DBSD North America and purchase TerreStar’s assets, we paid substantially all of the purchase price for both transactions prior to the receipt of certain regulatory approvals (the FCC with respect to DBSD North America, and the FCC and Industry Canada with respect to TerreStar).  On February 7, 2012, Industry Canada approved the transfer of the Canadian spectrum licenses held by TerreStar to us.  If the remaining required approvals are not obtained, subject to certain exceptions, we have the right to require and direct the sale of some or all of the assets of the relevant company to a third party and we would be entitled to the proceeds from such a sale.  These proceeds could, however, be substantially less than amounts we have paid in the respective transactions.

In addition, our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the integrated service requirement, the spare satellite requirement and various technical provisions.  Waiver of the integrated service requirement would allow DISH to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The spectrum licenses currently held by DBSD North America and TerreStar do not include a waiver of this integrated service requirement.  Our integrated service requirement waiver request has been opposed by certain parties, and there can be no assurance that the FCC will approve it.  If our FCC applications and waiver requests are not granted by the FCC, or are granted in a manner that varies from the form we have requested, it could cause the value of these assets to be impaired, potentially requiring us to take significant write-downs on these assets.  We assess potential impairments to these assets annually, or more often if indicators of impairment arise, to determine whether an impairment condition may exist.  We use a probability weighted analysis considering estimated future cash flows discounted at a rate commensurate with the risk involved and market based data to assess potential impairments.

To the extent we receive these approvals and waivers, there can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments.  We will likely be required to make significant additional investments or partner with others to commercialize these licenses.  Because we have not received approval from the FCC, we do not yet know the full costs (including any build-out requirements) associated with complying with regulations applicable to our acquisition of DBSD North America or the TerreStar Transaction.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect the carrying value of our investments and our future financial condition or results of operations.

We have made a substantial investment in certain 700 MHz wireless licenses and will be required to make significant additional investments or partner with others to commercialize these licenses.

In 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009.  To commercialize these licenses and satisfy the associated FCC build-out requirements, we will be required to make significant additional investments or partner with others.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  Part or all of these licenses may be terminated if the associated FCC build-out requirements are not satisfied.

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

In addition, the fair value of wireless licenses could decline as a result of the FCC’s pursuit of policies, including auctions, designed to increase the number of wireless licenses available in each of our markets.  If the fair value of our 700 MHz licenses were to decline significantly, the value of our 700 MHz licenses could be subject to non-cash impairment charges.  We assess potential impairments to our indefinite-lived intangible assets annually or more often if indicators of impairment arise to determine whether there is evidence that indicate an impairment condition may exist.

Our Blockbuster business, and retail stores in particular, face risks, including, among other things, operational challenges and increasing competition from video rental kiosk, streaming and mail order businesses that may negatively impact the business, financial condition or results of operations of Blockbuster.

On April 26, 2011, we completed the Blockbuster Acquisition.  As of December 31, 2011, Blockbuster operated over 1,500 retail stores in the United States.  Blockbuster’s retail store operations involve the management and distribution of product inventories, and we have limited experience in operating retail stores.  Factors that are unique to the Blockbuster business, compared to our existing businesses, include, among other things, maintaining adequate inventory, controlling shrinkage due to theft and loss, managing excess inventory and product fulfillment.  Prior to the acquisition, Blockbuster experienced significant operating and financial challenges, which resulted in Blockbuster commencing bankruptcy proceedings.  If we are unable to successfully address these challenges and risks, our Blockbuster business, financial condition or results of operations may likely suffer.

In addition, our Blockbuster retail store operations face increasing competition from video rental kiosk, streaming and mail order businesses.  These competitive pressures have contributed to weak store-level financial performance at many of our Blockbuster retail stores.  We expect to close over 500 domestic stores during the first half of 2012 as a result of weak store-level financial performance.

We continue to evaluate the impact of certain factors, including, among other things, competitive pressures, the scale of our Blockbuster retail operations and other issues impacting the store-level financial performance of our Blockbuster retail stores.  These factors, or other reasons, could lead us to close additional Blockbuster retail stores.  There is no assurance that we will achieve the expected benefits from the Blockbuster Acquisition.

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

We may be unable to obtain in the anticipated timeframe, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions.  Furthermore, the conditions imposed for obtaining any necessary approvals could delay the completion of such transactions for a significant period of time or prevent them from occurring at all.  We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations.  Any transactions that we are able to identify and complete may involve a number of risks, including:

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

•                  our possible inability to achieve the intended objectives of the transaction; and

•                  the risks associated with complying with regulations applicable to the acquired business, which may cause us to incur substantial expenses.

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

These transactions pose substantial risks and require the commitment of significant capital both to complete the acquisitions and to operate the acquired businesses following their acquisition. These acquisitions may result in significant financial losses if the intended objectives of the transactions are not achieved.  Some of the businesses acquired by us have experienced significant operating and financial challenges in their recent history, which in some cases resulted in these businesses commencing bankruptcy proceedings.  We may acquire similar businesses in the future. There is no assurance that we will be able to successfully address the challenges and risks encountered by these businesses following their acquisition.  If we are unable to successfully address these challenges and risks, our business, financial condition or results of operations may likely suffer.

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

A portion of our investment portfolio is invested in auction rate securities, mortgage backed securities, and strategic investments, and as a result a portion of our portfolio has restricted liquidity.  Liquidity in the markets for these investments has been adversely impacted.  If the credit ratings of these securities deteriorate or the lack of liquidity in the marketplace continues, we may be required to record further impairment charges.  Moreover, the sustained uncertainty of domestic and global financial markets has greatly affected the volatility and value of our marketable investment securities.  To the extent we require access to funds, we may need to sell these securities under unfavorable market conditions, record further impairment charges and fall short of our financing needs.

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2011, our total debt, including the debt of our subsidiaries, was $7.494 billion.  Our debt levels could have significant consequences, including:

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

We are controlled by one principal stockholder who is also our Chairman.

Charles W. Ergen, our Chairman, currently beneficially owns approximately 53.2% of our total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and possesses approximately 90.4% of the total voting power.  Mr. Ergen’s beneficial ownership of shares of Class A Common Stock excludes 4,245,151 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 2.0% of our total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 1.6% of the total voting power.  Through his voting power, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Legal and Regulatory Risks Affecting our Business

If Voom prevails in its breach of contract suit against us, we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.

In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate court granted our motion to stay the trial pending our appeal.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We are seeking leave to appeal to New York’s highest state court, the Court of Appeals.  A trial date has not been set.  Voom is claiming over $2.5 billion in damages.  If we are unsuccessful in our suit with Voom, we may be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.

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

We are subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.  Please see further discussion under “Item 1. Business — Patents and Trademarks” of this Annual Report on Form 10-K.

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

As a result of recent updates to certain of our programming agreements which allow us to, among other things, deliver certain authenticated content via the Internet, we are increasingly distributing content to our subscribers via the Internet.  The ability to continue this strategy may depend in part on the FCC’s success in implementing rules prohibiting discrimination against our distribution of content over networks owned by broadband and wireless Internet providers.  For more information, see “Item 1.  Business — Government Regulations — FCC Regulation under the Communications Act — Net Neutrality” of this Annual Report on Form 10-K.

We depend on the Cable Act for access to programming from cable-affiliate programmers at non-discriminatory rates.

We purchase a large percentage of our programming from cable-affiliated programmers.  The provisions of the Cable Act prohibiting exclusive contracting practices with cable-affiliated programmers were extended for another five-year period in September 2007.  Cable companies appealed the FCC’s decision, and while that decision was upheld by the D.C. Circuit in March 2010, that court indicated if the market continues to evolve, it is expected that the exclusivity prohibition may no longer be necessary.  Any change in the Cable Act and the FCC’s rules that currently limit the ability of cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on a cost-effective basis.  As a result, we may be limited in our ability to obtain access on nondiscriminatory terms to programming from programmers that are affiliated with cable system operators.  In the case of certain types of programming affiliated with Comcast, Time-Warner Cable, and Liberty, the terms of access to the programming are subject to arbitration for a limited period of time if we and the programmer cannot reach agreement on terms, subject to FCC review.  We cannot be sure that this procedure will result in favorable terms for us or that the FCC conditions that establish this procedure will be allowed to expire on their own terms.

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

Pursuant to STELA, we have been able to obtain a waiver of a court injunction that previously prevented us from retransmitting certain distant network signals under a statutory copyright license.  Because of that waiver, we may once again provide distant network signals to eligible subscribers.  To qualify for that waiver, we are required to provide local service in all 210 local markets in the U.S. on an ongoing basis.  This condition poses a significant strain on our capacity.  Moreover, we may lose that waiver if we are found to have failed to provide local service in any of the 210 local markets.  If we lose the waiver, the injunction could be reinstated.  Furthermore, depending on the severity of the failure, we may also be subject to other sanctions, which may include, among other things, damages.  Pursuant to STELA, our compliance with certain conditions of the waiver is subject to periodic examination and review.

We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

DBS operators are subject to significant government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the adoption or modification of laws or regulations relating to video programming, satellite services, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.  If we become subject to new regulations or legislation or new interpretations of existing regulations or legislation that govern Internet network neutrality, we may be required to incur additional expenses or alter our business model.  The manner in which legislation governing Internet network neutrality may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations. You should review the regulatory disclosures under the caption “Item 1.  Business — Government Regulation — FCC Regulation under the Communications Act” of this Annual Report on Form 10-K.

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

To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one, carry-all”).  The FCC has adopted digital carriage rules that require DBS providers to phase in carry-one, carry-all obligations with respect to the carriage of full-power broadcasters’ HD signals by February 2013 in markets in which DISH elects to provide local channels in HD.  In addition, STELA has imposed accelerated HD carriage requirements for noncommercial educational stations on DBS providers that do not have a certain contractual relationship with a certain number of such stations.  DISH Network has entered into an agreement with a number of PBS stations to comply with the requirements.  The carriage of additional HD signals on our pay-TV service could cause us to experience significant capacity constraints and prevent us from carrying additional popular national programs and/or carrying those national programs in HD.

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

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  On April 26, 2011, we completed the Blockbuster Acquisition.  We are currently integrating policies, processes, people, technology and operations for the combined company.  Management will continue to evaluate our internal control over financial reporting as we execute integration activities.  Except as discussed above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.  If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.              UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

The following table sets forth certain information concerning our principal properties related to our DISH segment and our Blockbuster segment.

	Segment(s)		Leased From
Description/Use/Location	Using Property	Owned	EchoStar (1)	Other Third Party
Corporate headquarters, Englewood, Colorado	DISH		X
Customer call center and general offices, Pine Brook, New Jersey	DISH			X
Customer call center and general offices, Tulsa, Oklahoma	DISH			X
Customer call center, Alvin, Texas	DISH			X
Customer call center, Bluefield, West Virginia	DISH	X
Customer call center, Christiansburg, Virginia	DISH	X
Customer call center, College Point, New York	DISH			X
Customer call center, Harlingen, Texas	DISH	X
Customer call center, Hilliard, Ohio	DISH			X
Customer call center, Littleton, Colorado	DISH		X
Customer call center, Phoenix, Arizona	DISH			X
Customer call center, Thornton, Colorado	DISH	X
Customer call center, warehouse and service center, El Paso, Texas	DISH	X
Service center, Englewood, Colorado	DISH		X
Service center, Spartanburg, South Carolina	DISH			X
Warehouse and distribution center, Denver, Colorado	DISH			X
Warehouse and distribution center, Sacramento, California	DISH	X
Warehouse, Denver, Colorado	DISH	X
Warehouse, distribution and service center, Atlanta, Georgia	DISH			X
Warehouse and general offices, McKinney, Texas	Blockbuster			X

(1)         See Note 20 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.

In addition to the principal properties listed above, we operate numerous DISH service centers strategically located in regions throughout the United States.  Furthermore, we own or lease capacity on 13 satellites which are a major component of our DISH pay-TV service.  See further discussion under “Item 1. Business — Satellites” in this Annual Report on Form 10-K.

Item 3.   LEGAL PROCEEDINGS

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate.  If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.

For certain cases described on the following pages, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties (as with many patent-related cases).  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado.  Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The suit alleges infringement of United States Patent Nos. 6,076,094 (the “‘094 patent”) and 4,992,066 (the “‘066 patent”).  The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data.  The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards.  Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

During 2004, the District Court issued an order finding the ‘066 patent invalid.  Also in 2004, the District Court found the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast.  In 2005, the United States Court of Appeals for the Federal Circuit overturned that finding of invalidity with respect to the ‘094 patent and remanded the Charter case back to the District Court.  During June 2006, Charter filed a request for reexamination of the ‘094 patent with the U.S. Patent and Trademark Office and, on December 13, 2011, the U.S. Patent and Trademark Office issued a certificate cancelling all claims of the ‘094 patent.  On February 2, 2012, Broadcast Innovation dismissed the case against us with prejudice.

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court granted defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s motion to dismiss with prejudice.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  On November 18, 2011, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed an amended complaint making the same claim.  DirecTV was dismissed from the case on January 4, 2012.

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

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the

Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants.  We intend to appeal.

ESPN had asserted a counterclaim alleging that we owed approximately $35 million under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted, in part, ESPN’s motion for summary judgment on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  On December 29, 2010, the New York State Supreme Court, Appellate Division, First Department affirmed the partial grant of ESPN’s motion on the counterclaim.  After the partial grant of ESPN’s motion for summary judgment, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreement.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during the year ended December 31, 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and increased our “Litigation accrual” to a total of $66 million as of December 31, 2011.  This reflects our estimated exposure for ESPN’s counterclaim.  On February 6, 2012, ESPN filed a motion seeking $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim, which we intend to oppose.  We intend to vigorously prosecute and defend this case.

Ganas, L.L.C.

During August 2010, Ganas, L.L.C. (“Ganas”) filed suit against DISH DBS Corporation, our indirect wholly owned subsidiary, Sabre Holdings Corporation, SAP America, Inc., SAS Institute Inc., Scottrade, Inc., TD Ameritrade, Inc., The Charles Schwab Corporation, TiVo Inc., Unicoi Systems Inc., Xerox Corporation, Adobe Systems Inc., AOL Inc., Apple Inc., Axibase Corporation, DirecTV, E*Trade Securities L.L.C., Exinda Networks, Fidelity Brokerage Services L.L.C., Firstrade Securities Inc., Hewlett-Packard Company, iControl Inc., International Business Machines Corporation and JPMorgan Chase & Co. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,136,913, 7,325,053, and 7,734,756.  The patents relate to hypertext transfer protocol and simple object access protocol.  Ganas is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 23, 2012, Ganas dismissed the case against us with prejudice pursuant to a settlement in which our contribution was not material.

InterAD Technologies, LLC

On September 16, 2011, InterAD Technologies, LLC (“InterAD”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, Atlantic Broadband Finance, LLC, AT&T, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications, LLC, Charter Communications Holding Company, LLC, Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc., CSC Holdings, LLC, DirecTV, Inc., Insight Communications Company, Inc., Knology, Inc., Mediacom Broadband, LLC, RCN Telecom Services, LLC, Time Warner Cable, Inc., and Verizon, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,438,355, which is entitled “Interactive System for Processing Viewer Responses to Television Programming.”  On January 5, 2012, InterAD voluntarily dismissed the case against us without prejudice.

Norman IP Holdings, Inc.

On September 15, 2011, Norman IP Holdings, Inc. (“Norman”) filed a patent infringement complaint against Brother International Corporation and Lexmark International Corporation in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “‘555 patent”)  and U.S. Patent No. 5,502,689 (the “‘689 patent”).  On December 9, 2011, Norman filed a first amended complaint that added Ricoh Americas Corporation and dropped Brother International Corporation as defendants.  On January 27, 2012, Norman filed a second amended complaint that added us as a defendant, in addition to adding Belkin International, Inc., BMW of North America LLC, Daimler North America Corporation, Mercedes-Benz USA, LLC, D-Link Systems, Inc., Ford Motor Company, Garmin International, Inc., Garmin USA, Inc., General Electric Company, General Motors Company, JVC Americas Corporation, Novatel Wireless, Inc., Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., TomTom, Inc., ViewSonic Corporation, Vizio, Inc., Volkswagen Group of America, Inc., Xerox Corporation, ZTE USA, Inc., and ZTE Solutions, Inc.  The ‘555 patent relates to a wireless communications privacy method and system and the ‘689 patent relates to a clock generator capable of shut-down mode and clock generation method.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“Northpoint”) filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the “‘636 patent”).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the ‘636 patent are invalid.  Northpoint has appealed.

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

Olympic Developments AG, LLC

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against us, Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 4, 2011, the case was stayed pending reexamination by the U.S. Patent and Trademark Office.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC leaving EchoStar and us as defendants.  Trial is currently set for August 2012.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC filed suit against us in the United States District Court for the Central District of California, alleging infringement of U.S. Patent Nos. 6,199,060, 6,581,070, 5,813,014, 6,092,080, 5,832,495, 5,832,499, 6,212,527, 6,574,638, 6,549,911, and 6,353,831.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data, which are allegedly provided by our BLOCKBUSTER On Demand service.

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

Retailer Class Actions

During 2000, lawsuits were filed in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs requested that the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation.  On September 20, 2010, we agreed to a settlement of both lawsuits that provides, among other things, for mutual releases of the claims underlying the litigation, payment by us of up to $60 million, and the option for certain class members to elect to reinstate certain monthly incentive payments, which the parties agreed have an aggregate maximum value of $23 million.  We cannot predict with any degree of certainty how many class members will elect to reinstate these monthly incentive payments.  As a result, a $60 million “Litigation accrual” was recorded as of December 31, 2010 on our Consolidated Balance Sheets.  On February 9, 2011, the court granted final approval of the settlement, and we made a $60 million settlement payment on April 28, 2011.

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against us in the United States District Court for the Northern District of California.  The suit alleges infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.  Only four patents remain in the case against us, one of which is subject to a reexamination request before the U.S. Patent and Trademark Office, which was filed on February 13, 2012.

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

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against DISH Network L.L.C., our indirect wholly owned subsidiary, and EchoStar in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398.  The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunications network.  Suomen is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The action was transferred to the United States District Court for the District of Colorado, and on January 10, 2012, Suomen voluntarily dismissed the case against us without prejudice.

Technology Development and Licensing L.L.C.

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

TiVo Inc.

In connection with our litigation with TiVo Inc. (“TiVo”), which is described in our periodic reports filed with the SEC, including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings — TiVo Inc.,” on April 20, 2011, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s contempt ruling on infringement, articulated a new standard for determining “colorable difference” and remanded that issue back to the District Court for determination.  The Federal Circuit also vacated the District Court’s amended injunction requiring that we inform the court of any further attempts to design around TiVo’s United States Patent No. 6,233,389 (the ‘389 patent) and seek approval from the court before any such design-around is implemented.  The Federal Circuit also vacated the infringement damages for the period after we deployed our original alternative technology (although it did not foreclose that damages may be reinstated if upon remand a new court or jury decision found that the original alternative technology infringed TiVo’s ‘389 patent).  The Federal Circuit affirmed the District Court’s contempt ruling on disablement, holding that the original 2006 injunction required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes deployed with customers (the “Disablement Provision”) and affirmed the $90 million in contempt sanctions awarded against us for violating the Disablement Provision.

On April 29, 2011, we and EchoStar entered into a settlement agreement with TiVo.  The settlement resolves all pending litigation between us and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH digital video recorders, or DVRs, which litigation is described in our periodic reports filed with the Securities and Exchange Commission including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings — TiVo Inc.”

Under the settlement agreement, all pending litigation has been dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or EchoStar have been dissolved.  We and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from us, we made the initial payment to TiVo in May 2011, except for a contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between us and EchoStar based on historical sales of certain licensed products, with us being responsible for 95% of each annual payment.

As previously disclosed, our total litigation accrual for TiVo was $517 million as of December 31, 2010.  As a result of the settlement agreement, we reversed $335 million of this accrual and made a payment of approximately $290 million for our portion of the initial payment to TiVo.  Of this amount, approximately $182 million relates to prior periods and the remaining $108 million represents a prepayment.  Our $108 million prepayment and our $190 million share of the remaining payments, a total of $298 million, will be expensed ratably as a subscriber-related expense from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.  In connection with our TiVo settlement, TiVo agreed to advertise and market certain of our products and services.  As a result, $6 million was recognized as a reduction of litigation expense and we recorded a pre-paid marketing asset on our Consolidated Statements of Operations and Comprehensive Income (Loss) and our Consolidated Balance Sheets, respectively.  The amount of the pre-paid license agreement is being amortized as costs of sales over the six-year term of the agreement.

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

Vigilos, LLC

On February 23, 2011, Vigilos, LLC filed suit against EchoStar, two EchoStar subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., our indirect wholly owned subsidiary, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, U.S. Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.”

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

Voom

In January 2008, Voom filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate court granted our motion to stay the trial pending our appeal.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We are seeking leave to appeal to New York’s highest state court, the Court of Appeals.  A trial date has not been set.  Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business, including, among other things, disputes with programmers regarding fees.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information.  Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “DISH.”  The high and low closing sale prices of our Class A common stock during 2011 and 2010 on the Nasdaq Global Select Market (as reported by Nasdaq) are set forth below.  The sales prices of our Class A common stock reported below are not adjusted to reflect the dividend paid on December 1, 2011, discussed below.

2011	High	Low
First Quarter	$24.40	$19.56
Second Quarter	30.67	23.10
Third Quarter	32.01	21.37
Fourth Quarter	29.00	23.27

2010	High	Low
First Quarter	$21.80	$17.75
Second Quarter	23.15	18.15
Third Quarter	20.84	17.44
Fourth Quarter	20.81	17.97

As of February 14, 2012, there were approximately 10,478 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name.  As of February 14, 2012, 234,190,057 of the 238,435,208 outstanding shares of our Class B common stock were held by Charles W. Ergen, our Chairman, and the remaining 4,245,151 were held in trusts established by Mr. Ergen for the benefit of his family.  There is currently no trading market for our Class B common stock.

Dividends.  On December 1, 2011, we paid a cash dividend of $2.00 per share, or approximately $893 million, on our outstanding Class A and Class B common stock to stockholders of record at the close of business on November 17, 2011.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2011 through December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
October 1, 2011 - October 31, 2011	—	$—	—	$999,604
November 1, 2011 - November 30, 2011	—	$—	—	$1,000,000
December 1, 2011 - December 31, 2011	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our Class A common stock. On November 1, 2011, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2012. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data as of and for each of the five years ended December 31, 2011 have been derived from, and are qualified by reference to our Consolidated Financial Statements.  Certain prior year amounts have been reclassified to conform to the current year presentation.  See further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Explanation of Key Metrics and Other Items” in this Annual Report on Form 10-K.  This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2011, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	As of December 31,
Balance Sheet Data	2011	2010	2009	2008	2007
	(In thousands)
Cash, cash equivalents and current marketable investment securities	$2,040,853	$2,940,377	$2,139,336	$559,132	$2,788,196
Total assets	11,470,231	9,632,153	8,295,343	6,460,047	10,086,529
Long-term debt and capital lease obligations (including current portion)	7,493,779	6,514,936	6,496,564	5,007,756	6,125,704
Total stockholders’ equity (deficit)	(419,003)	(1,133,443)	(2,091,688)	(1,949,106)	639,989

	For the Years Ended December 31,
Statements of Operations Data	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Total revenue	$14,048,393	$12,640,744	$11,664,151	$11,617,187	$11,090,375
Total costs and expenses	11,120,439	10,699,916	10,277,221	9,561,007	9,516,971
Operating income (loss)	$2,927,954	$1,940,828	$1,386,930	$2,056,180	$1,573,404

Net income (loss) attributable to DISH Network	$1,515,907	$984,729	$635,545	$902,947	$756,054

Basic net income (loss) per share attributable to DISH Network	$3.40	$2.21	$1.42	$2.01	$1.69
Diluted net income (loss) per share attributable to DISH Network	$3.39	$2.20	$1.42	$1.98	$1.68
Cash dividend per common share	$2.00	$—	$2.00	$—	$—

	For the Years Ended December 31,
Other Data (Unaudited except for net cash flows)	2011	2010	2009	2008	2007
DISH Network subscribers, as of period end (in millions)	13.967	14.133	14.100	13.678	13.780
DISH Network subscriber additions, gross (in millions)	2.576	3.052	3.118	2.966	3.434
DISH Network subscriber additions, net (in millions)	(0.166)	0.033	0.422	(0.102)	0.675
Average monthly subscriber churn rate	1.63%	1.76%	1.64%	1.86%	1.70%
Average monthly revenue per subscriber (“ARPU”)	$76.93	$73.32	$70.04	$69.27	$65.83
Average subscriber acquisition cost per subscriber (“SAC”)	$771	$776	$697	$720	$656
Net cash flows from (in thousands):
Operating activities	$2,573,878	$2,139,802	$2,194,543	$2,188,344	$2,616,720
Investing activities	$(2,695,328)	$(1,477,521)	$(2,605,556)	$(1,597,471)	$(2,470,832)
Financing activities	$93,997	$(127,453)	$418,283	$(1,411,841)	$(976,016)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the audited consolidated financial statements and notes to our financial statements included elsewhere in this annual report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in this report, including under the caption “Item 1A.  Risk Factors” in this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

Overview

DISH lost approximately 166,000 net subscribers during the year ended December 31, 2011, compared to a gain of approximately 33,000 net new subscribers during the same period in 2010.  The change versus the prior year primarily resulted from a decline in gross new subscriber activations.  During the year ended December 31, 2011, DISH added approximately 2.576 million gross new subscribers compared to approximately 3.052 million gross new subscribers during the same period in 2010, a decrease of 15.6%.

Our gross activations and net subscriber additions were negatively impacted during the year ended December 31, 2011 compared to the same period in 2010 as a result of increased competitive pressures, including aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of programming discounts.  In addition, telecommunications companies continue to grow their respective customer bases.  Our gross activations and net subscriber additions continue to be adversely affected during the year ended December 31, 2011 by sustained economic weakness and uncertainty, including, among other things, the weak housing market in the United States combined with lower discretionary spending.

Our average monthly subscriber churn rate for the year ended December 31, 2011 was 1.63%, compared to 1.76% for the same period in 2010.  While churn improved compared to the same period in 2010, churn continues to be adversely affected by the increased competitive pressures discussed above.  In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide outstanding customer service, and our ability to control piracy.

“Net income (loss) attributable to DISH Network” for the year ended December 31, 2011 was $1.516 billion compared to $985 million for the same period in 2010.  During the year ended December 31, 2011, “Net income (loss) attributable to DISH Network” improved primarily due to a reduction in our accrued expenses related to the TiVo Inc. settlement, price increases during the past year and less costs associated with fewer gross new subscriber activations.

Programming costs represent a large percentage of our “Subscriber-related expenses.”  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  Additionally, our gross new subscriber activations and subscriber churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire.

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

While economic factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to DISH.  In the past, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH.  To combat signal theft and improve the security of our broadcast system, we completed the replacement of our security access devices to re-secure our system during 2009.  We expect that additional future replacements of these devices will be necessary to keep our system secure.  To combat other forms of fraud, we continue to expect that our third party distributors and retailers will adhere to our business rules.

While we have made improvements in responding to and dealing with customer service issues, we continue to focus on the prevention of these issues, which is critical to our business, financial position and results of operations.  To improve our operational performance, we continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run.  We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance.

We have been deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  Many of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation.  We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK to realize the bandwidth benefits sooner.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar have MPEG-4 technology.  Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our average subscriber acquisition costs per new subscriber activation (“SAC”).

From time to time, we change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

To maintain and enhance our competitiveness over the long term, we recently introduced the Hopper that allows, among other things, recorded programming to be viewed in HD in multiple rooms.  We are also promoting a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as TV Everywhere which utilizes, among other things, online access and Slingbox “placeshifting” technology.  There can be no assurance that these integrated products will positively affect our results of operations or our gross new subscriber activations.

Blockbuster

On April 26, 2011, we completed the Blockbuster Acquisition.  We acquired Blockbuster operations in the United States and in certain foreign countries.  Our winning bid in the bankruptcy court auction was valued at $321 million.  We paid $238 million, including $226 million in cash and $12 million in certain assumed liabilities.  Of the $226 million paid in cash, $20 million was placed in escrow.  Subsequent to this payment, we received a $4 million refund from escrow, resulting in a net purchase price of $234 million.  This transaction was accounted for as a business combination and therefore the purchase price was allocated to the assets acquired based on their estimated fair value.  Since the purchase prices of future inventory are expected to be higher than the fair value of the inventory acquired, our cost of sales as a percentage of revenue will be higher in the future.

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

consumers.  We are promoting our new Blockbuster offerings including Blockbuster@Home which provides movies, games and TV shows through Internet streaming, mail and in-store exchanges and online.  This offering is only available to DISH subscribers.

From the acquisition date of April 26, 2011 through December 31, 2011, Blockbuster operations contributed $975 million in revenue and $4 million in net income to our consolidated results of operations.  As of December 31, 2011, Blockbuster operated over 1,500 retail stores in the United States.  We expect to close over 500 domestic stores during the first half of 2012 as a result of weak store-level financial performance.  Over 900 of our retail store leases, including the leases for the majority of the stores we expect to close, include favorable early termination rights for us.  We continue to evaluate the impact of certain factors, including, among other things, competitive pressures, the scale of our Blockbuster retail operations and other issues impacting the store-level financial performance of our Blockbuster retail stores.  These factors, or other reasons, could lead us to close additional Blockbuster retail stores.

The following discussion and analysis of our consolidated results of operations, financial condition and liquidity are presented on a historical basis.  Our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2011 includes the results of operations for Blockbuster from the acquisition date of April 26, 2011 to December 31, 2011.  Therefore, our results of operations for the year ended December 31, 2011 are not comparable to our results of operations for the same periods in 2010 and 2009.

Operational Liquidity

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

Future Liquidity

Spectrum Investments

In 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009.  Part or all of these licenses may be terminated if the associated FCC build-out requirements are not satisfied.

During the first half of 2011, we entered into a transaction to acquire 100% of the equity of reorganized DBSD North America for approximately $1.4 billion upon DBSD North America’s emergence from bankruptcy, which included capital stock and convertible securities of, and certain claims related to, DBSD North America.  In addition, in June 2011, we entered into the TerreStar Transaction for a purchase price of $1.375 billion. We have paid all but $30 million of the purchase price for the TerreStar Transaction, which will be paid upon closing of the TerreStar Transaction, or upon certain other conditions being met under the asset purchase agreement.  Additionally, during the fourth quarter 2011, we and Sprint entered into the Sprint Settlement Agreement pursuant to which all disputed issues relating to our acquisition of DBSD North America and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum now licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, we made a net payment of approximately $114 million to Sprint.  Our ultimate acquisition of 100% of the equity of reorganized DBSD North America and consummation of the TerreStar Transaction are subject to certain conditions, including approval by the FCC.

Under our agreements to acquire DBSD North America and purchase TerreStar’s assets, we paid substantially all of the purchase price for both transactions prior to the receipt of certain regulatory approvals (the FCC with respect to DBSD North America, and the FCC and Industry Canada with respect to TerreStar).  On February 7, 2012, Industry Canada approved the transfer of the Canadian spectrum licenses held by TerreStar to us.  If the remaining required approvals are not obtained, subject to certain exceptions, we have the right to require and direct the sale of some or all of the assets of the relevant company to a third party and we would be entitled to the proceeds from such a sale.  These proceeds could, however, be substantially less than amounts we have paid in the respective transactions.

In addition, our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the integrated service requirement, the spare satellite requirement and various technical provisions.  Waiver of the integrated service requirement would allow DISH to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The spectrum licenses currently held by DBSD North America and TerreStar do not include a waiver of this integrated service requirement.  Our integrated service requirement waiver request has been opposed by certain parties, and there can be no assurance that the FCC will approve it.  If our FCC applications and waiver requests are not granted by the FCC, or are granted in a manner that varies from the form we have requested, it could cause the value of these assets to be impaired, potentially requiring us to take significant write-downs on these assets.  We assess potential impairments to these assets annually, or more often if indicators of impairment arise, to determine whether an impairment condition may exist.  We use a probability weighted analysis considering estimated future cash flows discounted at a rate commensurate with the risk involved and market based data to assess potential impairments.

To the extent we receive these approvals and waivers, there can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments.  We will likely be required to make significant additional investments or partner with others to commercialize these licenses.  Because we have not received approval from the FCC, we do not yet know the full costs (including any build-out requirements) associated with complying with regulations applicable to our acquisition of DBSD North America or the TerreStar Transaction.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect the carrying value of our investments and our future financial condition or results of operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Voom

If Voom prevails in its breach of contract suit against us, we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.  In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate court granted our motion to stay the trial pending our appeal.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We are seeking leave to appeal to New York’s highest state court, the Court of Appeals.  A trial date has not been set.  Voom is claiming over $2.5 billion in damages.

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

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH subscribers.  Effective April 26, 2011, revenue from merchandise sold to customers including movies, video games and other accessories, and revenue from the rental of movies and video games and the sale of previously rented titles related to our Blockbuster operations are included in this category.

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

Cost of sales - equipment, merchandise, services, rental and other.  “Cost of sales - equipment, merchandise, services, rental and other” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH subscribers.  Effective April 26, 2011, the cost of movies and video games including rental title purchases or revenue sharing to studios, packaging and online delivery costs and cost of merchandise sold including movies, video games and other accessories related to our

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Blockbuster operations are included in this category.  In addition, “Cost of sales - equipment, merchandise, services, rental and other” includes costs related to equipment sales, services, and other agreements with EchoStar.

Subscriber acquisition costs.  In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of our receiver systems to attract new DISH subscribers.  Our “Subscriber acquisition costs” include the cost of sales of receiver systems to retailers and other third-party distributors of our equipment, the cost of sales of receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  We exclude the value of equipment capitalized under our lease program for new subscribers from “Subscriber acquisition costs.”

SAC.  Subscriber acquisition cost measures are commonly used by those evaluating companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new subscriber activation,” or SAC, and we believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses.  Our SAC is calculated as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new subscribers, divided by gross new subscriber activations.  We include all the costs of acquiring subscribers (e.g., subsidized and capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new DISH subscribers in our calculation, including DISH subscribers added with little or no subscriber acquisition costs.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss) attributable to DISH Network” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Taxes” and “Depreciation and amortization.”  This “non-GAAP measure” is reconciled to “Net income (loss) attributable to DISH Network” in our discussion of “Results of Operations” below.

DISH subscribers.  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our DISH subscriber count.  We also provide DISH service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH subscriber count.  Effective during the first quarter 2011, we made two changes to this calculation methodology compared to prior periods.  Beginning February 1, 2011, the retail price of our DISH America programming package was used in the calculation rather than America’s Top 120 programming package, which had been used in prior periods.  We also determined that two of our commercial business lines, which had previously been included in the described calculation, could be more accurately reflected through actual subscriber counts.  The net impact of these two changes was to increase our subscriber count by approximately 6,000 subscribers in the first quarter 2011.  Prior period DISH subscriber counts have not been adjusted for this revised commercial accounts calculation as the impacts were immaterial.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Average monthly revenue per subscriber.  We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses.  We calculate average monthly revenue per subscriber, or ARPU, by dividing average monthly “Subscriber-related revenue” for the period (total “Subscriber-related revenue” during the period divided by the number of months in the period) by our average number of DISH subscribers for the period.  The average number of DISH subscribers is calculated for the period by adding the average number of DISH subscribers for each month and dividing by the number of months in the period.  The average number of DISH subscribers for each month is calculated by adding the beginning and ending DISH subscribers for the month and dividing by two.

Average monthly subscriber churn rate.  We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses.  We calculate subscriber churn rate for any period by dividing the number of DISH subscribers who terminated service during the period by the average number of DISH subscribers for the same period, and further dividing by the number of months in the period.  When calculating subscriber churn, the same methodology for calculating average number of DISH subscribers is used as when calculating ARPU.

Free cash flow.  We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Consolidated Statements of Cash Flows.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2011	2010	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$12,976,009	$12,543,794	$432,215	3.4
Equipment and merchandise sales, rental and other revenue	1,035,910	59,770	976,140	NM
Equipment sales, services and other revenue - EchoStar	36,474	37,180	(706)	(1.9)
Total revenue	14,048,393	12,640,744	1,407,649	11.1

Costs and Expenses:
Subscriber-related expenses	6,845,611	6,676,145	169,466	2.5
% of Subscriber-related revenue	52.8%	53.2%
Satellite and transmission expenses - EchoStar	441,541	418,358	23,183	5.5
% of Subscriber-related revenue	3.4%	3.3%
Satellite and transmission expenses - Other	39,806	40,249	(443)	(1.1)
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, merchandise, services, rental and other	448,686	76,406	372,280	NM
Subscriber acquisition costs	1,505,177	1,653,494	(148,317)	(9.0)
General and administrative expenses	1,234,494	625,843	608,651	97.3
% of Total revenue	8.8%	5.0%
Litigation expense	(316,949)	225,456	(542,405)	NM
Depreciation and amortization	922,073	983,965	(61,892)	(6.3)
Total costs and expenses	11,120,439	10,699,916	420,523	3.9

Operating income (loss)	2,927,954	1,940,828	987,126	50.9

Other Income (Expense):
Interest income	34,354	25,158	9,196	36.6
Interest expense, net of amounts capitalized	(557,910)	(454,777)	(103,133)	(22.7)
Other, net	6,186	30,996	(24,810)	(80.0)
Total other income (expense)	(517,370)	(398,623)	(118,747)	(29.8)

Income (loss) before income taxes	2,410,584	1,542,205	868,379	56.3
Income tax (provision) benefit, net	(895,006)	(557,473)	(337,533)	(60.5)
Effective tax rate	37.1%	36.1%
Net income (loss)	1,515,578	984,732	530,846	53.9
Less: Net income (loss) attributable to noncontrolling interest	(329)	3	(332)	NM
Net income (loss) attributable to DISH Network	$1,515,907	$984,729	$531,178	53.9

Other Data:
DISH Network subscribers, as of period end (in millions)	13.967	14.133	(0.166)	(1.2)
DISH Network subscriber additions, gross (in millions)	2.576	3.052	(0.476)	(15.6)
DISH Network subscriber additions, net (in millions)	(0.166)	0.033	(0.199)	NM
Average monthly subscriber churn rate	1.63%	1.76%	(0.13)%	(7.4)
Average monthly revenue per subscriber (“ARPU”)	$76.93	$73.32	$3.61	4.9
Average subscriber acquisition cost per subscriber (“SAC”)	$771	$776	$(5)	(0.6)
EBITDA	$3,856,542	$2,955,786	$900,756	30.5

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

DISH subscribers.  DISH lost approximately 166,000 net subscribers during the year ended December 31, 2011, compared to a gain of approximately 33,000 net new subscribers during the same period in 2010.  The change versus the prior year primarily resulted from a decline in gross new subscriber activations.  During the year ended December 31, 2011, DISH added approximately 2.576 million gross new subscribers compared to approximately 3.052 million gross new subscribers during the same period in 2010, a decrease of 15.6%.

Our gross activations and net subscriber additions were negatively impacted during the year ended December 31, 2011 compared to the same period in 2010 as a result of increased competitive pressures, including aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of programming discounts.  In addition, telecommunications companies continue to grow their respective customer bases.  Our gross activations and net subscriber additions continue to be adversely affected during the year ended December 31, 2011 by sustained economic weakness and uncertainty, including, among other things, the weak housing market in the United States combined with lower discretionary spending.

Our average monthly subscriber churn rate for the year ended December 31, 2011 was 1.63%, compared to 1.76% for the same period in 2010.  While churn improved compared to the same period in 2010, churn continues to be adversely affected by the increased competitive pressures discussed above.  In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide outstanding customer service, and our ability to control piracy.

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third party retailers and installers to provide high-quality service.  Most of these factors have affected both gross new subscriber activations as well as existing subscriber churn.  Our future gross new subscriber activations and subscriber churn may be negatively impacted by these factors, which could in turn adversely affect our revenue growth.

Subscriber-related revenue.  DISH “Subscriber-related revenue” totaled $12.976 billion for the year ended December 31, 2011, an increase of $432 million or 3.4% compared to the same period in 2010.  This change was primarily related to the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $76.93 during the year ended December 31, 2011 versus $73.32 during the same period in 2010.  The $3.61 or 4.9% increase in ARPU was primarily attributable to price increases during the past year, higher hardware related revenue and fees earned from our in-home service operations, partially offset by decreases in premium and pay per view revenue.

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” totaled $1.036 billion for the year ended December 31, 2011, an increase of $976 million compared to the same period in 2010.  This increase was primarily driven by revenue from the rental of movies and video games, the sale of previously rented titles, and other merchandise sold to customers including movies, video games and other accessories related to our Blockbuster operations which commenced April 26, 2011.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $6.846 billion during the year ended December 31, 2011, an increase of $169 million or 2.5% compared to the same period in 2010.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs and an increase in customer retention expense, partially offset by reduced costs related to our call centers.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates. “Subscriber-related expenses” represented 52.8% and 53.2% of “Subscriber-related revenue” during the year ended December 31, 2011 and 2010, respectively.  The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue,” partially offset by higher programming costs, discussed above.

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

Cost of sales — equipment, merchandise, services, rental and other.  “Cost of sales — equipment, merchandise, services, rental and other” totaled $449 million for the year ended December 31, 2011, an increase of $372 million compared to the same period in 2010.  This increase is primarily associated with the cost of rental title purchases or revenue sharing to studios, packaging and on-line delivery costs as well as the cost of merchandise sold such as movies, video games and other accessories related to our Blockbuster operations which commenced April 26, 2011.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.505 billion for the year ended December 31, 2011, a decrease of $148 million or 9.0% compared to the same period in 2010.  This decrease was primarily attributable to a decline in gross new subscriber activations.

SAC.  SAC was $771 during the year ended December 31, 2011 compared to $776 during the same period in 2010, a decrease of $5 or 0.6%.  This decrease was primarily attributable to an increase in the percentage of redeployed receivers that were installed.

During the years ended December 31, 2011 and 2010, the amount of equipment capitalized under our lease program for new subscribers totaled $480 million and $716 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from a decrease in gross new subscriber activations and an increase in the percentage of redeployed receivers that were installed.

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

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the years ended December 31, 2011 and 2010, these amounts totaled $96 million and $108 million, respectively.

We have been deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  Many of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation.  We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK to realize the bandwidth benefits sooner.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar have MPEG-4 technology.  Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our SAC.

Our “Subscriber acquisition costs” and “SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.  See further discussion under “Liquidity and Capital Resources — Subscriber Acquisition and Retention Costs.”

General and administrative expenses. “General and administrative expenses” totaled $1.234 billion during the year ended December 31, 2011, a $609 million increase compared to the same period in 2010.  This increase was primarily due to an increase in personnel, building and maintenance and other administrative costs associated with our Blockbuster operations which commenced April 26, 2011.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Litigation expense.  “Litigation expense” totaled a negative $317 million during the year ended December 31, 2011, a reduction in expense of $542 million compared to the same period in 2010.  See Note 16 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $922 million during the year ended December 31, 2011, a $62 million or 6.3% decrease compared to the same period in 2010.  This change in “Depreciation and amortization” expense was primarily due to a decrease in depreciation on equipment leased to subscribers principally related to less equipment capitalization during 2011 compared to the same period in 2010 and less equipment write-offs from disconnecting subscribers.  This decrease was partially offset by an increase in depreciation on satellites as a result of EchoStar XIV and EchoStar XV being placed into service during the second and third quarters 2010, respectively.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $558 million during the year ended December 31, 2011, an increase of $103 million or 22.7% compared to the same period in 2010.  This change primarily resulted from an increase in interest expense related to the issuance of our 6 3/4% Senior Notes due 2021 during the second quarter 2011 and a decrease in the amount of interest capitalized, partially offset by a decrease in interest expense as a result of the repurchases and redemptions of our 6 3/8% Senior Notes due 2011.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $3.857 billion during the year ended December 31, 2011, an increase of $901 million or 30.5% compared to the same period in 2010. The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2011	2010
	(In thousands)
EBITDA	$3,856,542	$2,955,786
Interest expense, net	(523,556)	(429,619)
Income tax (provision) benefit, net	(895,006)	(557,473)
Depreciation and amortization	(922,073)	(983,965)
Net income (loss) attributable to DISH Network	$1,515,907	$984,729

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the pay-TV industry.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Income tax (provision) benefit, net.  Our income tax provision was $895 million during the year ended December 31, 2011, an increase of $338 million compared to the same period in 2010.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.”

Net income (loss) attributable to DISH Network.  “Net income (loss) attributable to DISH Network” was $1.516 billion during the year ended December 31, 2011, an increase of $531 million compared to $985 million for the same period in 2010.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2010	2009	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$12,543,794	$11,538,729	$1,005,065	8.7
Equipment and merchandise sales, rental and other revenue	59,770	97,863	(38,093)	(38.9)
Equipment sales, services and other revenue - EchoStar	37,180	27,559	9,621	34.9
Total revenue	12,640,744	11,664,151	976,593	8.4

Costs and Expenses:
Subscriber-related expenses	6,676,145	6,359,329	316,816	5.0
% of Subscriber-related revenue	53.2%	55.1%
Satellite and transmission expenses - EchoStar	418,358	319,752	98,606	30.8
% of Subscriber-related revenue	3.3%	2.8%
Satellite and transmission expenses - Other	40,249	33,672	6,577	19.5
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, merchandise, services, rental and other	76,406	121,238	(44,832)	(37.0)
Subscriber acquisition costs	1,653,494	1,539,562	113,932	7.4
General and administrative expenses	625,843	602,611	23,232	3.9
% of Total revenue	5.0%	5.2%
Litigation expense	225,456	361,024	(135,568)	(37.6)
Depreciation and amortization	983,965	940,033	43,932	4.7
Total costs and expenses	10,699,916	10,277,221	422,695	4.1

Operating income (loss)	1,940,828	1,386,930	553,898	39.9

Other Income (Expense):
Interest income	25,158	30,034	(4,876)	(16.2)
Interest expense, net of amounts capitalized	(454,777)	(388,425)	(66,352)	(17.1)
Other, net	30,996	(15,707)	46,703	NM
Total other income (expense)	(398,623)	(374,098)	(24,525)	(6.6)

Income (loss) before income taxes	1,542,205	1,012,832	529,373	52.3
Income tax (provision) benefit, net	(557,473)	(377,429)	(180,044)	(47.7)
Effective tax rate	36.1%	37.3%
Net income (loss)	984,732	635,403	349,329	55.0
Less: Net income (loss) attributable to noncontrolling interest	3	(142)	145	NM
Net income (loss) attributable to DISH Network	$984,729	$635,545	$349,184	54.9

Other Data:
DISH Network subscribers, as of period end (in millions)	14.133	14.100	0.033	0.2
DISH Network subscriber additions, gross (in millions)	3.052	3.118	(0.066)	(2.1)
DISH Network subscriber additions, net (in millions)	0.033	0.422	(0.389)	(92.2)
Average monthly subscriber churn rate	1.76%	1.64%	0.12%	7.3
Average monthly revenue per subscriber (“ARPU”)	$73.32	$70.04	$3.28	4.7
Average subscriber acquisition cost per subscriber (“SAC”)	$776	$697	$79	11.3
EBITDA	$2,955,786	$2,311,398	$644,388	27.9

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

DISH subscribers.  As of December 31, 2010, we had approximately 14.133 million DISH subscribers compared to approximately 14.100 million subscribers at December 31, 2009, an increase of 0.2%. During the year ended December 31, 2010, DISH added approximately 3.052 million gross new subscribers compared to approximately 3.118 million gross new subscribers during the same period in 2009, a decrease of 2.1%.  Our gross activations in 2010 were negatively impacted relative to 2009 by increased competitive pressures, including the aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of discounts.  DISH added approximately 33,000 net new subscribers during the year ended December 31, 2010, compared to approximately 422,000 net new subscribers during the same period in 2009.  This decrease primarily resulted from increased churn.

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

Subscriber-related revenue.  DISH “Subscriber-related revenue” totaled $12.544 billion for the year ended December 31, 2010, an increase of $1.005 billion or 8.7% compared to the same period in 2009.  This change was primarily related to the increase in “ARPU” discussed below as well as a larger average subscriber base during the year ended December 31, 2010 compared to the same period in 2009.

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

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” totaled $60 million during the year ended December 31, 2010, a decrease of $38 million or 38.9% compared to the same period in 2009.  The decrease in “Equipment sales and other revenue” primarily resulted from a decline in the sales of non-subsidized DBS receivers and accessories, and digital converter boxes in 2010 compared to the same period in 2009.

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

of additional local channels and increased costs related to additional satellites being placed into service.  See Note 20 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.  “Satellite and transmission expenses — EchoStar” as a percentage of “Subscriber-related revenue” increased to 3.3% in 2010 from 2.8% in 2009 primarily as a result of the increase in expenses discussed above.

Cost of sales — equipment, merchandise, services, rental and other.  “Cost of sales — equipment, merchandise, services, rental and other” totaled $76 million during the year ended December 31, 2010, a decrease of $45 million or 37.0% compared to the same period in 2009.  This decrease in “Equipment, services and other cost of sales” primarily resulted from a decline in the sales of non-subsidized DBS receivers and accessories and in sales of digital converter boxes, and lower charges for slow moving and obsolete inventory in 2010 compared to the same period in 2009.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.653 billion for the year ended December 31, 2010, an increase of $114 million or 7.4% compared to the same period in 2009.  This increase was primarily attributable to higher SAC discussed below, partially offset by the decline in gross new subscriber activations.

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

Litigation expense.  “Litigation expense” totaled $225 million during the year ended December 31, 2010, a $136 million or 37.6% decrease compared to the same period in 2009.  “Litigation expense” during 2009 included expense related to the Tivo litigation for the period from April 2008 to June 2009 for supplemental damages, contempt sanctions and interest expense.  See Note 16 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

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

	For the Years Ended
	December 31,
	2010	2009
	(In thousands)
EBITDA	$2,955,786	$2,311,398
Interest expense, net	(429,619)	(358,391)
Income tax (provision) benefit, net	(557,473)	(377,429)
Depreciation and amortization	(983,965)	(940,033)
Net income (loss) attributable to DISH Network	$984,729	$635,545

EBITDA is not a measure determined in accordance with GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the pay-TV industry.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Income tax (provision) benefit, net.  Our income tax provision was $557 million during the year ended December 31, 2010, an increase of $180 million compared to the same period in 2009.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.”

Net income (loss) attributable to DISH Network.  “Net income (loss) attributable to DISH Network” was $985 million during the year ended December 31, 2010, an increase of $349 million compared to $636 million for the same period in 2009.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of December 31, 2011, our cash, cash equivalents and current marketable investment securities totaled $2.041 billion compared to $2.940 billion as of December 31, 2010, a decrease of $899 million.  This decrease in cash, cash equivalents and current marketable investment securities was primarily related to our investment in DBSD North America of $1.139 billion, the TerreStar Transaction of $1.345 billion, repurchases and redemptions of our 6 3/8% Senior Notes due 2011 totaling $1.0 billion, the $893 million dividend paid in cash on our Class A and Class B common stock, capital expenditures of $779 million, the Blockbuster Acquisition of $127 million, net of $107 million cash received, and the Sprint Settlement Agreement net payment of approximately $114 million, which were partially offset by cash generated from operations of $2.574 billion and the net proceeds of $1.973 billion related to the issuance of our 6 3/4% Senior Notes due 2021.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.  As of December 31, 2011 and 2010, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $161 million and $1.334 billion, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following discussion highlights our cash flow activities during the years ended December 31, 2011, 2010 and 2009.

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

During the years ended December 31, 2011, 2010 and 2009, free cash flow was significantly impacted by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities” and “Net cash flows from investing” sections, respectively, of our Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, and other factors.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Free cash flow	$1,794,973	$923,670	$1,157,353
Add back:
Purchases of property and equipment	778,905	1,216,132	1,037,190
Net cash flows from operating activities	$2,573,878	$2,139,802	$2,194,543

The increase in free cash flow from 2010 to 2011 of $871 million resulted from an increase in “Net cash flows from operating activities” of $434 million and a decrease in “Purchases of property and equipment” of $437 million.  The increase in “Net cash flows from operating activities” was primarily attributable to a $895 million increase in cash resulting from net income, adjusted to exclude non-cash changes in “Deferred tax expense (benefit),” and “Depreciation and amortization” expense, partially offset by a $502 million decrease in cash resulting from changes in operating assets and liabilities.  The decrease in cash resulting from changes in operating assets and liabilities is principally attributable to timing differences between book expense and cash payments and $350 million in payments for the TiVo and Retailer Class Action settlements.  The decrease in “Purchases of property and equipment” in 2011 was primarily attributable to a decrease in satellite construction and a decline in expenditures for equipment under our lease programs for new and existing subscribers of $241 million.

On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted, which provides for a bonus depreciation deduction of 100% of the cost of our qualified capital expenditures from September 8, 2010 through December 31, 2011.  During the year ended December 31, 2011, our “Deferred income tax expense (benefit)” recorded as a non-cash adjustment to net income on our Consolidated Statements of Cash Flows increased $427 million compared to the same period in 2010.  This change is primarily associated with equipment-related temporary differences as a result of bonus depreciation deductions available in 2011.

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

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base and to expand our infrastructure.  For the years ended December 31, 2011, 2010 and 2009, we reported net cash flows from operating activities of $2.574 billion, $2.140 billion, and $2.195 billion, respectively.  See discussion of changes in net cash flows from operating activities included in “Free cash flow” above.

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, acquisitions, strategic investments and cash used to grow our subscriber base and expand our infrastructure.  For the years ended December 31, 2011, 2010 and 2009, we reported net cash outflows from investing activities of $2.695 billion, $1.478 billion and $2.606 billion, respectively.  During the years ended December 31, 2011, 2010 and 2009, capital expenditures for new and existing customer equipment totaled $701 million, $942 million and $876 million, respectively.

The increase in net cash outflows from investing activities from 2010 to 2011 of $1.218 billion primarily resulted from our investment in DBSD North America of $1.139 billion, the TerreStar Transaction of $1.345 billion, the Blockbuster Acquisition of $127 million, net of $107 million cash received, and the Sprint Settlement Agreement net payment of $114 million which were partially offset by a net increase in sales of marketable investment securities of $1.072 billion and a decline in capital expenditures of $437 million.

The decrease in net cash outflows from investing activities from 2009 to 2010 of $1.128 billion primarily resulted from a net decrease in purchases of marketable investment securities, partially offset by an increase in capital expenditures including the assignment of certain rights under a launch contract from EchoStar.

Cash flows from financing activities.  Our financing activities generally include net proceeds related to the issuance of long-term debt, cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations, dividends paid on our Class A and Class B common stock and repurchases of our Class A common stock.  For the year ended December 31, 2011, we reported net cash inflows from financing activities of $94 million.  For the year ended December 31, 2010, we reported net cash outflows from financing activities of $127 million.  For the year ended December 31, 2009, we reported net cash inflows from financing activities of $418 million.

The net cash inflows in 2011 primarily related to the proceeds of $1.973 billion from the issuance of our 6 3/4% Senior Notes due 2021, net of deferred financing costs, partially offset by the redemption and repurchases of our 6 3/8% Senior Notes due 2011 of $1.0 billion and our dividend payment of $893 million.

The net cash outflows in 2010 primarily related to the repurchases of our Class A common stock.

The net cash inflows in 2009 primarily related to the debt issuance of our 7 7/8% Senior Notes due 2019, partially offset by our dividend payment of $894 million.

Other Liquidity Items

Subscriber Base

DISH lost approximately 166,000 net subscribers during the year ended December 31, 2011, compared to a gain of approximately 33,000 net new subscribers during the same period in 2010.  The change versus the prior year

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

primarily resulted from a decline in gross new subscriber activations.  Our gross new subscriber activations for the year ended December 31, 2011 was 2.576 million, compared to 3.052 million for the same period in 2010.  See “Results of Operations” above for further discussion.  There are a number of factors that impact our future cash flow compared to the cash flow we generate at any given point in time, including subscriber churn and how successful we are at retaining our current subscribers.  As we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.

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

Stock Repurchases

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our Class A common stock.  On November 1, 2011, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2012.  As of December 31, 2011, we may repurchase up to $1.0 billion under this plan.

The following table provides information regarding repurchases of our Class A common stock.

	For the Years Ended December 31,
Class A Common Stock Repurchases	2011	2010	2009
	(In thousands)
Total number of shares repurchased	—	6,020	1,948
Dollar value of shares repurchased	$—	$107,079	$18,594

Subscriber Acquisition and Retention Costs

We incur significant upfront costs to acquire subscribers, including advertising, retailer incentives, equipment subsidies, installation services, and new customer promotions.  While we attempt to recoup these upfront costs over the lives of their subscription, there can be no assurance that we will.  We employ business rules such as minimum credit requirements and we strive to provide outstanding customer service, to increase the likelihood of customers

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

keeping their DISH service over longer periods of time.  Our subscriber acquisition costs may vary significantly from period to period.

We incur significant costs to retain our existing customers, mostly by upgrading their equipment to HD and DVR receivers.  As with our subscriber acquisition costs, our retention spending includes the cost of equipment and installation services.  In certain circumstances, we also offer free programming and/or promotional pricing for limited periods for existing customers in exchange for a commitment to receive service for a minimum term.  A component of our retention efforts includes the installation of equipment for customers who move.  Our subscriber retention costs may vary significantly from period to period.

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

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2011, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Long-term debt obligations	$7,221,871	$6,443	$506,114	$1,005,778	$756,160	$1,504,669	$3,442,707
Capital lease obligations	271,908	29,202	24,541	25,207	27,339	30,024	135,595
Interest expense on long-term debt and capital lease obligations	3,257,955	537,000	534,685	497,274	399,500	313,963	975,533
Satellite-related obligations	2,224,776	220,527	248,679	248,461	248,244	248,027	1,010,838
Operating lease obligations (1)	437,897	145,050	87,414	60,243	37,311	29,508	78,371
Purchase obligations	2,911,025	1,481,014	445,771	432,319	327,286	187,304	37,331
Total	$16,325,432	$2,419,236	$1,847,204	$2,269,282	$1,795,840	$2,313,495	$5,680,375

(1)  In connection with the Blockbuster Acquisition, we assumed or entered into new leases that had an aggregate commitment of $254 million, included in the table above.  Certain of these leases have an early termination right, which is reflected in the future maturity.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The table above does not include $267 million of liabilities associated with unrecognized tax benefits which were accrued, as discussed in Note 12 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, and are included on our Consolidated Balance Sheets as of December 31, 2011.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

Other than the “Guarantees” disclosed in Note 16 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, we generally do not engage in off-balance sheet financing activities.

Satellite-Related Obligations

Satellites Under Construction.  As of December 31, 2011, we have agreed to lease capacity on one satellite from EchoStar that is currently under construction.  Future commitments related to this satellite are included in the table above under “Satellite-related obligations.”

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

Purchase Obligations

Our 2012 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, satellite and transponder leases, engineering and for products and services related to the operation of DISH.  Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

Future Capital Requirements

We expect to fund our future working capital, capital expenditure and debt service requirements from cash generated from operations, existing cash and marketable investment securities balances, and cash generated through raising additional capital.  The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.  The majority of our capital expenditures for 2012 are driven by the costs associated with subscriber premises equipment, included in our firm purchase obligations, as well as capital expenditures for our satellite-

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

related obligations.  These expenditures are necessary to operate and maintain the DISH pay-TV service.  Consequently, we consider them to be non-discretionary.  The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives, including our plans to expand our national HD offerings and other strategic opportunities that may arise from time to time.  Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time, and could increase materially as a result of increased competition, significant satellite failures, or sustained economic weakness.  These factors could require that we raise additional capital in the future.

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at acceptable terms.  These developments may have a significant effect on our cost of financing and our liquidity position.

Spectrum Investments

In 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009.  Part or all of these licenses may be terminated if the associated FCC build-out requirements are not satisfied.

During the first half of 2011, we entered into a transaction to acquire 100% of the equity of reorganized DBSD North America for approximately $1.4 billion upon DBSD North America’s emergence from bankruptcy, which included capital stock and convertible securities of, and certain claims related to, DBSD North America.  In addition, in June 2011, we entered into the TerreStar Transaction for a purchase price of $1.375 billion. We have paid all but $30 million of the purchase price for the TerreStar Transaction (included in the table above), which will be paid upon closing of the TerreStar Transaction, or upon certain other conditions being met under the asset purchase agreement.  Additionally, during the fourth quarter 2011, we and Sprint entered into the Sprint Settlement Agreement pursuant to which all disputed issues relating to our acquisition of DBSD North America and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum now licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, we made a net payment of approximately $114 million to Sprint.  Our ultimate acquisition of 100% of the equity of reorganized DBSD North America and consummation of the TerreStar Transaction are subject to certain conditions, including approval by the FCC.

Under our agreements to acquire DBSD North America and purchase TerreStar’s assets, we paid substantially all of the purchase price for both transactions prior to the receipt of certain regulatory approvals (the FCC with respect to DBSD North America, and the FCC and Industry Canada with respect to TerreStar).  On February 7, 2012, Industry Canada approved the transfer of the Canadian spectrum licenses held by TerreStar to us.  If the remaining required approvals are not obtained, subject to certain exceptions, we have the right to require and direct the sale of some or all of the assets of the relevant company to a third party and we would be entitled to the proceeds from such a sale.  These proceeds could, however, be substantially less than amounts we have paid in the respective transactions.

In addition, our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the integrated service requirement, the spare satellite requirement and various technical provisions.  Waiver of the integrated service requirement would allow DISH to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The spectrum licenses currently held by DBSD North America and TerreStar do not include a waiver of this integrated service requirement.  Our integrated service requirement waiver request has been opposed by certain parties, and there can be no assurance that the FCC will approve it.  If our FCC applications and waiver requests are not granted by the FCC, or are granted in a manner that varies from the form we have requested, it could cause the value of these assets to be impaired, potentially requiring us to take significant write-downs on these assets.  We assess potential impairments to these assets annually, or more often if indicators of impairment arise, to determine whether an impairment condition may exist.  We use a probability weighted analysis considering estimated future cash flows discounted at a rate commensurate with the risk involved and market based data to assess potential impairments.

To the extent we receive these approvals and waivers, there can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments.  We will likely be required to make

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

significant additional investments or partner with others to commercialize these licenses.  Because we have not received approval from the FCC, we do not yet know the full costs (including any build-out requirements) associated with complying with regulations applicable to our acquisition of DBSD North America or the TerreStar Transaction.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect the carrying value of our investments and our future financial condition or results of operations.

Voom

If Voom prevails in its breach of contract suit against us, we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.  In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate court granted our motion to stay the trial pending our appeal.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We are seeking leave to appeal to New York’s highest state court, the Court of Appeals.  A trial date has not been set.  Voom is claiming over $2.5 billion in damages.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported therein.  Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from previously estimated amounts, and such differences may be material to the Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.  The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment and complexity.  For a summary of our significant accounting policies, including those discussed below, see Note 2 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

•                  Capitalized satellite receivers.  Since we retain ownership of certain equipment provided pursuant to our subscriber equipment lease programs, we capitalize and depreciate equipment costs that would otherwise be expensed at the time of sale.  Such capitalized costs are depreciated over the estimated useful life of the equipment, which is based on, among other things, management’s judgment of the risk of technological obsolescence.  Because of the inherent difficulty of making this estimate, the estimated useful life of capitalized equipment may change based on, among other things, historical experience and changes in technology as well as our response to competitive conditions.  Changes in estimated useful life may impact “Depreciation and amortization” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  For example, if we decreased the estimated useful life of our capitalized subscriber equipment by one year, annual depreciation expense would increase by approximately $53 million.

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

•                  Fair value of financial instruments.  Fair value estimates of our financial instruments are made at a point in time, based on relevant market data as well as the best information available about the financial instrument.  Sustained economic weakness has resulted in inactive markets for certain of our financial instruments, including Mortgage-Backed Securities (“MBS”) and Auction Rate Securities (“ARS”).  For certain of these instruments, there is no or limited observable market data.  Fair value estimates for financial instruments for which no or limited observable market data is available are based on judgments regarding current economic conditions, liquidity discounts, currency, credit and interest rate risks, loss experience and other factors.  These estimates involve significant uncertainties and judgments and may be a less precise measurement of fair value as compared to financial instruments where observable market data is available.  We make certain assumptions related to expected maturity date, credit and interest rate risk based upon market conditions and prior experience.  As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.  In addition, changes in the underlying assumptions used in the fair value measurement technique, including liquidity risks, and estimate of future cash flows, could significantly affect these fair value estimates, which could have a material adverse impact on our financial position and results of operations.  For example, as of December 31, 2011, we held $945 million of securities that lack observable market quotes, and a 10% decrease in our estimated fair value of these securities would result in a decrease of the reported amount by approximately $95 million.

•                  Valuation of long-lived assets.  We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review.  We evaluate our satellite fleet for recoverability as one asset group.  See Note 2 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.  The carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying value.  In that event, a loss will be recorded in a new line item entitled “Impairments of indefinite-lived and long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying value exceeds the fair value of the long-lived asset or asset group.  Fair value is determined primarily using the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved.  Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced for estimated selling costs.  Among other reasons, changes in estimates of future cash flows could result in a write-down of the asset in a future period.

•                  Valuation of intangible assets with indefinite lives.  We evaluate the carrying value of intangible assets with indefinite lives annually, and also when events and circumstances warrant.  We use estimates of fair value to determine the amount of impairment, if any, of recorded intangible assets with indefinite lives.  Fair value is determined using the estimated future cash flows, discounted at a rate commensurate with the risk involved or the market approach.  While our impairment tests in 2011 indicated the fair value of our intangible assets exceeded their carrying amounts, significant changes in our estimates of future cash flows or market data could result in a write-down of intangible assets with indefinite lives in a future period, which will be recorded in a new line item entitled “Impairments of indefinite-lived and long-lived assets,” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and could be material to our consolidated results of operations and financial position.  Based on the methodology utilized to test for impairment, a 10% decrease in the estimated future cash flows or market value of comparable assets and/or a 10% increase in the discount rate used in estimating the fair value of these assets (while all other assumptions remain unchanged) would not result in these assets being impaired.

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

•                  Contingent liabilities.  A significant amount of management judgment is required in determining when, or if, an accrual should be recorded for a contingency and the amount of such accrual.  Estimates generally are developed in consultation with counsel and are based on an analysis of potential outcomes.  Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period to “General and administrative expenses” or “Litigation expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) that would be material to our consolidated results of operations and financial position.

•                  Business combinations.  When we acquire a business, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach.  The accounting standard for business combinations requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at estimated fair value.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to the estimated future cash flows, discounted at a rate commensurate with the risk involved or the market approach.

Seasonality

Historically, the first half of the year generally produces fewer new subscribers than the second half of the year, as is typical in the pay-TV service industry.  In addition, the first and fourth quarter generally produce a lower churn rate than the second and third quarter.  However, we can not provide assurance that this will continue in the future.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2011, our cash, cash equivalents and current marketable investment securities had a fair value of $2.041 billion.  Of that amount, a total of $1.681 billion was invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio, however, we normally hold these investments to maturity.  Based on our December 31, 2011 current non-strategic investment portfolio of $1.681 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2011 of 0.5%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2011 would result in a decrease of approximately $2 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2011, we held current strategic and financial debt and equity investments of public companies with a fair value of $360 million.  These investments, which are held for strategic and financial purposes, are concentrated in several companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $36 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of December 31, 2011, we had $132 million of restricted cash and marketable investment securities invested in:  (a) cash;  (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our December 31, 2011 investment

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Noncurrent Auction Rate and Mortgage Backed Securities

As of December 31, 2011, we held investments in ARS and MBS of $109 million, which are reported at fair value.  Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments.  As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature, and therefore interest rate risk associated with these securities is mitigated.  A hypothetical 10% adverse change in the price of these investments would result in a decrease of approximately $11 million in the fair value of these investments.

Investment in DBSD North America and Other Investment Securities

As of December 31, 2011, we had $1.3 billion of noncurrent public and nonpublic debt and equity instruments that we hold for strategic business purposes.  We account for these investments under the cost, equity and/or fair value methods of accounting.  A hypothetical 10% adverse change in the price of these public and nonpublic debt and equity instruments would result in a decrease of approximately $130 million in the fair value of these investments.  Of the $1.3 billion, a total of $1.298 billion is invested in DBSD North America.  If our FCC applications and waiver requests are not granted by the FCC, or are granted in a manner that varies from the form we have requested, it could cause the value of these assets to be impaired, potentially requiring us to take significant write-downs on these assets.  See Note 10 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

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

Long-Term Debt

As of December 31, 2011, we had long-term debt of $7.222 billion on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $7.807 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $213 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.  As of December 31, 2011, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $52 million.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.  Our evaluation of internal control over financial reporting did not include the internal control of Blockbuster which we acquired on April 26, 2011.  Our consolidated financial statements as of and for the year ended December 31, 2011 included $454 million of assets and $975 million of revenue associated with this business.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to the identity and business experience of our directors will be set forth in our Proxy Statement for the 2012 Annual Meeting of Shareholders under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 17 of this report under the caption “Executive Officers of the Registrant.”

Item 11.              EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Shareholders under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.

Item 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Shareholders under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which information is hereby incorporated herein by reference.

Item 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services,” which information is hereby incorporated herein by reference.

PART IV

Item 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this report:

(1)         Financial Statements

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-7
Notes to Consolidated Financial Statements	F-8

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

3.2(a)*	Articles of Incorporation of DISH DBS Corporation (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of DDBS, Registration No. 333-31929).

3.2(b)*	Bylaws of DDBS (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of DDBS, Registration No. 333-31929).

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

4.3*

Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between DDBS and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed February 3, 2006, Commission File No. 0-26176).

4.4*

Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between DDBS and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed October 18, 2006, Commission File No. 0-26176).

4.5*

Indenture, relating to the 7 3/4% Senior Notes Due 2015, dated as of May 27, 2008 between DDBS and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 28, 2008, Commission File No. 0-26176).

4.6*

Indenture, relating to the 7 7/8% Senior Notes Due 2019, dated as of August 17, 2009 between DDBS and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 18, 2009, Commission File No. 0-26176).

4.7*

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

4.8*

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

10.36*

Description of the 2008 Long-Term Incentive Plan dated December 22, 2008 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2008, Commission File No. 0-26176).**

10.37*

DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.38*

Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.39*

Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.40*

Amended and Restated DISH Network Corporation 1995 Stock Incentive Plan (incorporated by reference to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.41*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10.42*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10.43*

Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).****

10.44*

Allocation Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).

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

10.49*

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

10.50*

Implementation Agreement, dated as of March 15, 2011, between DISH Network and ICO Global Communications (Holdings) Limited (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K of ICO Global Communications (Holdings) Limited filed March 17, 2011, Commission File No. 001-33008).

10.51*

Restructuring Support Agreement, dated as of March 15, 2011, between DISH Network and ICO Global Communications (Holdings) Limited (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K of ICO Global Communications (Holdings) Limited filed March 17, 2011, Commission File No. 001-33008).

10.54*

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

10.55*

Cost Allocation Agreement, dated April 29, 2011, between EchoStar and DISH Network (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2011, Commission File No. 001-33807).

10.56*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807).****

10.57*

QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

21☐	Subsidiaries of DISH Network Corporation.

23☐	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24☐	Power of Attorney authorizing signature of Charles W. Ergen, James DeFranco, Cantey M. Ergen, Steven R. Goodbarn, Gary S. Howard, David K. Moskowitz, Tom A. Ortolf and Carl E. Vogel.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101***

The following materials from the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2011, filed on February 23, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

☐                                    Filed herewith.

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

Date:  February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Clayton	President and Chief Executive Officer	February 23, 2012
Joseph P. Clayton	(Principal Executive Officer)

/s/ Robert E. Olson	Executive Vice President and Chief Financial Officer	February 23, 2012
Robert E. Olson	(Principal Financial and Accounting Officer)

*	Chairman	February 23, 2012
Charles W. Ergen

*	Director	February 23, 2012
James DeFranco

*	Director	February 23, 2012
Cantey M. Ergen

*	Director	February 23, 2012
Steven R. Goodbarn

*	Director	February 23, 2012
Gary S. Howard

*	Director	February 23, 2012
David K. Moskowitz

*	Director	February 23, 2012
Tom A. Ortolf

*	Director	February 23, 2012
Carl E. Vogel

* By:	/s/ R. Stanton Dodge
R. Stanton Dodge
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DISH Network Corporation:

We have audited the accompanying consolidated balance sheets of DISH Network Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited DISH Network Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DISH Network Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on DISH Network Corporation’s internal control over financial reporting based on our audits.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DISH Network Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, DISH Network Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

Management’s evaluation of the effectiveness of DISH Network Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, excluded Blockbuster, which was acquired in 2011. Our audit of internal control over financial reporting of DISH Network Corporation and subsidiaries also excluded an evaluation of the internal control over financial reporting of this subsidiary. The aggregate amount of total assets and revenue of Blockbuster included in the consolidated financial statements of DISH Network Corporation and subsidiaries as of and for the year ended December 31, 2011 was $454 million and $975 million, respectively.

/s/ KPMG LLP

Denver, Colorado
February 23, 2012

DISH NETWORK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$609,108	$640,672
Marketable investment securities (Note 5)	1,431,745	2,299,705
Trade accounts receivable - other, net of allowance for doubtful accounts of $12,350 and $29,650, respectively	778,443	771,898
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	16,374	14,155
Inventory	707,151	487,575
Deferred tax assets (Note 12)	73,014	216,899
Other current assets	131,988	142,489
Total current assets	3,747,823	4,573,393

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 5)	132,435	144,437
Property and equipment, net (Note 7)	3,169,891	3,232,348
FCC authorizations	1,391,441	1,391,441
Marketable and other investment securities (Note 5)	112,132	121,926
Investment in DBSD North America (Note 10)	1,297,614	102,591
TerreStar Transaction (Note 10)	1,345,000	—
Other noncurrent assets, net	273,895	66,017
Total noncurrent assets	7,722,408	5,058,760
Total assets	$11,470,231	$9,632,153

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$225,556	$161,767
Trade accounts payable - EchoStar	229,852	238,997
Deferred revenue and other	832,390	803,768
Accrued programming	1,067,625	1,089,988
Litigation accrual (Note 16)	65,580	619,022
Other accrued expenses	763,863	554,864
Current portion of long-term debt and capital lease obligations (Note 11)	35,645	1,030,895
Total current liabilities	3,220,511	4,499,301

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion (Note 11)	7,458,134	5,484,041
Deferred tax liabilities (Note 12)	974,414	567,686
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	236,175	214,568
Total long-term obligations, net of current portion	8,668,723	6,266,295
Total liabilities	11,889,234	10,765,596

Commitments and Contingencies (Note 16)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 264,732,074 and 260,917,977 shares issued, 208,613,814 and 204,799,717 shares outstanding, respectively	2,647	2,609
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,274,005	2,171,799
Accumulated other comprehensive income (loss)	82,043	93,357
Accumulated earnings (deficit)	(1,211,990)	(1,834,619)
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	(420,370)	(1,133,929)
Noncontrolling interest	1,367	486
Total stockholders’ equity (deficit)	(419,003)	(1,133,443)
Total liabilities and stockholders’ equity (deficit)	$11,470,231	$9,632,153

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2011	2010	2009
Revenue:
Subscriber-related revenue	$12,976,009	$12,543,794	$11,538,729
Equipment and merchandise sales, rental and other revenue	1,035,910	59,770	97,863
Equipment sales, services and other revenue - EchoStar	36,474	37,180	27,559
Total revenue	14,048,393	12,640,744	11,664,151

Costs and Expenses (exclusive of depreciation shown separately below - Note 7):
Subscriber-related expenses	6,845,611	6,676,145	6,359,329
Satellite and transmission expenses:
EchoStar	441,541	418,358	319,752
Other	39,806	40,249	33,672
Cost of sales - equipment, merchandise, services, rental and other	448,686	76,406	121,238
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar	249,440	175,777	188,793
Other subscriber promotion subsidies	925,094	1,104,653	1,071,655
Subscriber acquisition advertising	330,643	373,064	279,114
Total subscriber acquisition costs	1,505,177	1,653,494	1,539,562
General and administrative expenses - EchoStar	47,393	47,457	45,356
General and administrative expenses	1,187,101	578,386	557,255
Litigation expense (Note 16)	(316,949)	225,456	361,024
Depreciation and amortization (Note 7)	922,073	983,965	940,033
Total costs and expenses	11,120,439	10,699,916	10,277,221

Operating income (loss)	2,927,954	1,940,828	1,386,930

Other Income (Expense):
Interest income	34,354	25,158	30,034
Interest expense, net of amounts capitalized	(557,910)	(454,777)	(388,425)
Other, net	6,186	30,996	(15,707)
Total other income (expense)	(517,370)	(398,623)	(374,098)

Income (loss) before income taxes	2,410,584	1,542,205	1,012,832
Income tax (provision) benefit, net (Note 12)	(895,006)	(557,473)	(377,429)
Net income (loss)	1,515,578	984,732	635,403
Less: Net income (loss) attributable to noncontrolling interest	(329)	3	(142)
Net income (loss) attributable to DISH Network	$1,515,907	$984,729	$635,545

Comprehensive Income (Loss):
Net income (loss)	$1,515,578	$984,732	$635,403
Foreign currency translation adjustments	(9,139)	(13,476)	(106)
Unrealized holding gains (losses) on available-for-sale securities, net of tax	(13,965)	50,348	133,635
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss), net of tax	11,790	(3,852)	(20,045)
Deferred income tax (expense) benefit	—	5,067	128
Comprehensive income (loss)	1,504,264	1,022,819	749,015
Less: Comprehensive income (loss) attributable to noncontrolling interest	(329)	3	(142)
Comprehensive income (loss) attributable to DISH Network	$1,504,593	$1,022,816	$749,157

Weighted-average common shares outstanding - Class A and B common stock:
Basic	445,434	445,865	446,874
Diluted	446,865	446,597	448,596

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$3.40	$2.21	$1.42
Diluted net income (loss) per share attributable to DISH Network	$3.39	$2.20	$1.42

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Treasury	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Stock	Interest	Total
Balance, December 31, 2008	$4,955	$2,090,527	$(107,998)	$(2,492,804)	$(1,443,786)	$—	$(1,949,106)
Issuance of Class A common stock:
Exercise of stock options	5	3,189	—	—	—	—	3,194
Employee benefits	11	12,187	—	—	—	—	12,198
Employee Stock Purchase Plan	2	2,222	—	—	—	—	2,224
Class A common stock repurchases, at cost	—	—	—	—	(18,594)	—	(18,594)
Non-cash, stock-based compensation	—	12,227	—	—	—	—	12,227
Income tax (expense) benefit related to stock awards and other	—	(141)	—	—	—	—	(141)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	113,590	—	—	—	113,590
Foreign currency translation	—	—	(106)	—	—	—	(106)
Deferred income tax (expense) benefit attributable to foreign currency translation	—	—	128	—	—	—	128
Cash dividend on Class A and Class B common stock ($2.00 per share)	—	—	—	(894,150)	—	—	(894,150)
Capital transaction with EchoStar in connection with launch service, net of tax of $5,280 (Note 20)	—	—	—	(9,180)	—	—	(9,180)
Acquisition of noncontrolling interest in subsidiary	—	—	—	—	—	625	625
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	(142)	(142)
Net income (loss) attributable to DISH Network	—	—	—	635,545	—	—	635,545
Balance, December 31, 2009	4,973	2,120,211	5,614	(2,760,589)	(1,462,380)	483	(2,091,688)
Investment securities - fair value election (Note 5)	—	—	49,656	(49,656)	—	—	—
Issuance of Class A common stock:
Exercise of stock options	5	4,134	—	—	—	—	4,139
Employee benefits	14	29,113	—	—	—	—	29,127
Employee Stock Purchase Plan	1	2,379	—	—	—	—	2,380
Class A common stock repurchases, at cost	—	—	—	—	(107,079)	—	(107,079)
Non-cash, stock-based compensation	—	15,387	—	—	—	—	15,387
Income tax (expense) benefit related to stock awards and other	—	575	—	—	—	—	575
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	46,496	—	—	—	46,496
Foreign currency translation	—	—	(13,476)	—	—	—	(13,476)
Deferred income tax (expense) benefit attributable to foreign currency translation	—	—	5,067	—	—	—	5,067
Capital transaction with EchoStar in connection with purchases of strategic investments, net of tax of $2,895 (Note 20)	—	—	—	(9,103)	—	—	(9,103)
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	3	3
Net income (loss) attributable to DISH Network	—	—	—	984,729	—	—	984,729
Balance, December 31, 2010	4,993	2,171,799	93,357	(1,834,619)	(1,569,459)	486	(1,133,443)
Issuance of Class A common stock:
Exercise of stock options	24	36,892	—	—	—	—	36,916
Employee benefits	13	24,791	—	—	—	—	24,804
Employee Stock Purchase Plan	1	3,078	—	—	—	—	3,079
Non-cash, stock-based compensation	—	31,511	—	—	—	10	31,521
Income tax (expense) benefit related to stock awards and other	—	5,934	—	—	—	—	5,934
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(2,175)	—	—	—	(2,175)
Foreign currency translation	—	—	(9,139)	—	—	—	(9,139)
Cash dividend on Class A and Class B common stock ($2.00 per share)	—	—	—	(893,278)	—	—	(893,278)
Acquisition of noncontrolling interest in subsidiary	—	—	—	—	—	1,200	1,200
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	(329)	(329)
Net income (loss) attributable to DISH Network	—	—	—	1,515,907	—	—	1,515,907
Balance, December 31, 2011	$5,031	$2,274,005	$82,043	$(1,211,990)	$(1,569,459)	$1,367	$(419,003)

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$1,515,578	$984,732	$635,403
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	922,073	983,965	940,033
Realized and unrealized losses (gains) on investments	(8,019)	(33,703)	13,811
Non-cash, stock-based compensation	31,521	15,387	12,227
Deferred tax expense (benefit) (Note 12)	627,927	201,400	4,630
Other, net	16,150	17,721	12,654
Change in noncurrent assets	16,976	401	6,507
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	21,604	(124,759)	31,658
Changes in current assets and current liabilities:
Trade accounts receivable - other	34,266	(41,652)	56,536
Allowance for doubtful accounts	(17,300)	13,278	1,165
Prepaid income taxes	72,638	(37,532)	113,641
Trade accounts receivable - EchoStar	(2,109)	24,192	(16,777)
Inventory	(139,225)	(229,154)	51,411
Other current assets	(15,054)	2,461	(35,593)
Trade accounts payable	32,592	20,218	(33,420)
Trade accounts payable - EchoStar	(9,145)	(32,544)	(27,088)
Deferred revenue and other	10,568	(11,896)	(14,116)
Litigation expense accrual (Note 16)	(316,949)	225,456	361,024
Litigation settlement payments (Note 16)	(350,000)	—	—
Accrued programming and other accrued expenses	129,786	161,831	80,837
Net cash flows from operating activities	2,573,878	2,139,802	2,194,543

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(5,407,328)	(5,359,284)	(6,017,798)
Sales and maturities of marketable investment securities	6,210,191	5,090,462	4,570,124
Purchases of property and equipment	(778,905)	(1,113,219)	(1,037,190)
Launch service assigned from EchoStar (Note 20)	—	(102,913)	—
Change in restricted cash and marketable investment securities	12,361	(2,921)	(58,209)
Investment in DBSD North America (Note 10)	(1,139,201)	—	—
TerreStar Transaction (Note 10)	(1,345,000)	—	—
Purchase of Blockbuster assets, net of cash acquired of $107,061 (Note 9)	(126,523)	—	—
Sprint Settlement Agreement (Note 10)	(114,150)	—	—
Purchase of other strategic investments	(9,275)	(11,742)	(62,142)
Proceeds from sale of strategic investments	11,327	22,002	—
Other	(8,825)	94	(341)
Net cash flows from investing activities	(2,695,328)	(1,477,521)	(2,605,556)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,000,000	—	1,400,000
Debt issuance costs	(27,261)	—	(23,090)
Repayment of long-term debt and capital lease obligations	(32,236)	(26,910)	(51,301)
Repurchases and redemption of 6 3/8% Senior Notes due 2011	(1,000,000)	—	—
Class A common stock repurchases (Note 13)	—	(107,079)	(18,594)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	39,995	6,520	5,418
Cash dividend on Class A and Class B common stock	(893,278)	—	(894,150)
Other	6,777	16	—
Net cash flows from financing activities	93,997	(127,453)	418,283

Effect of exchange rates on cash and cash equivalents	(4,111)	—	—

Net increase (decrease) in cash and cash equivalents	(31,564)	534,828	7,270
Cash and cash equivalents, beginning of period	640,672	105,844	98,574
Cash and cash equivalents, end of period	$609,108	$640,672	$105,844

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                          Organization and Business Activities

Principal Business

DISH Network Corporation is a holding company.  Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our”) operate two primary segments.

•                  DISH.  The DISH® direct broadcast satellite (“DBS”) subscription television service (the “DISH” pay-TV service) had 13.967 million subscribers in the United States as of December 31, 2011.  The DISH pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

•                  Blockbuster.  On April 26, 2011, we completed the acquisition of most of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  We acquired Blockbuster operations in the United States and in certain foreign countries.  Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand service.

During the first half of 2011, we entered into a transaction to acquire 100% of the equity of reorganized DBSD North America Inc. (“DBSD North America”) for approximately $1.4 billion upon DBSD North America’s emergence from bankruptcy.  In addition, in June 2011, we entered into a transaction to acquire substantially all of the assets of TerreStar Networks, Inc. (“TerreStar”) for a purchase price of $1.375 billion (the “TerreStar Transaction”).  These acquisitions are subject to certain conditions, including approval by the FCC.  Additionally, during the fourth quarter 2011, we and Sprint Nextel Corporation (“Sprint”) entered into a mutual release and settlement agreement (“Sprint Settlement Agreement”) pursuant to which all disputed issues relating to our acquisition of DBSD North America and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum now licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, we made a net payment of approximately $114 million to Sprint.  For more information, see Note 10.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, the useful lives and residual value surrounding our rental library inventory, estimated accruals related to

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

revenue-sharing titles that are subject to performance guarantees, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, asset retirement obligations, retailer incentives, programming expenses, subscriber lives and royalty obligations.  Weak economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to the Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  Cash equivalents as of December 31, 2011 and 2010 may consist of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale, except for investments accounted for under the fair value method.  We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax.  Declines in the fair value of a marketable investment security which are determined to be “other-than-temporary” are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment. All changes to our securities accounted for at fair value are reflected in “Other, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other-than-temporary.  This quarterly evaluation consists of reviewing, among other things:

•                  the fair value of our marketable investment securities compared to the carrying amount,

•                  the historical volatility of the price of each security, and

•                  any market and company specific factors related to each security.

Declines in the fair value of debt and equity investments below cost basis are generally accounted for as follows:

Length of Time Investment Has Been In a Continuous Loss Position	Treatment of the Decline in Value (absent specific factors to the contrary)
Less than six months	Generally, considered temporary.
Six to nine months	Evaluated on a case by case basis to determine whether any company or market-specific factors exist indicating that such decline is other-than-temporary.
Greater than nine months	Generally, considered other-than-temporary. The decline in value is recorded as a charge to earnings.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Additionally, in situations where the fair value of a debt security is below its carrying amount, we consider the decline to be other-than-temporary and record a charge to earnings if any of the following factors apply:

•                  we have the intent to sell the security,

•                  it is more likely than not that we will be required to sell the security before maturity or recovery, or

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

DISH Inventory

Inventory is stated at the lower of cost or market value.  Cost is determined using the first-in, first-out method.  The cost of manufactured inventory includes the cost of materials, labor, freight-in, royalties and manufacturing overhead.

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

Property and Equipment

Property and equipment are stated at cost.  The costs of satellites under construction, including certain amounts prepaid under our satellite service agreements, are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite.  If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred.  The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any.  Depreciation is recorded on a straight-line basis over useful lives ranging from one to 40 years.  Repair and maintenance costs are charged to expense when incurred.  Renewals and improvements that add value or extend the asset’s useful life are capitalized.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Other Intangible Assets

We do not amortize indefinite lived intangible assets, but test these assets for impairment annually or more often if indicators of impairment arise.  Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  Our intangible assets with indefinite lives primarily consist of FCC licenses.  Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:

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

We combine all of our indefinite lived FCC licenses that we currently utilize or plan to utilize in the future into a single unit of accounting, except for 700 MHz wireless licenses (see Note 8).  The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites.  Projected revenue and cost amounts include projected subscribers.  In conducting our annual impairment test in 2011, we determined that the estimated fair value of the FCC licenses, calculated using a discounted cash flow analysis, exceeded their carrying amounts.

700 MHz

In conducting our annual impairment test in 2011 for our 700 MHz wireless licenses, we determined that the estimated fair value of these licenses, calculated using the market approach, exceeded its carrying amount of $712 million (See Note 8).

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DBSD North America and TerreStar

In 2011, we considered whether the amounts we invested (the carrying values) in DBSD North America and TerreStar, including the Sprint Settlement Agreement, exceeded their fair values and, if so, the amount of impairment to record.  Based on our evaluation, the fair values exceeded their carrying values.  The estimated fair values were determined using a probability weighted analysis considering estimated future cash flows discounted at a rate commensurate with the risk involved, and market based data.  Changes in circumstances or market conditions including significant changes in our estimates of future cash flows or available market data could result in a write-down of any of these assets in the future.

Business Combinations

When we acquire a business, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach.  The accounting standard for business combinations requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at fair value.  Transaction costs related to the acquisition of the business are expensed as incurred.  Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate.  Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite.  Amortization of these intangible assets are recorded on a straight line basis over an average finite useful life primarily ranging from approximately one to twenty years or in relation to the estimated discounted cash flows over the life of the intangible asset.

Other Investment Securities

Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting.  Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other-than-temporary impairment on a quarterly basis.  This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment.  Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy.  The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment.  When impairments occur related to our foreign investments, any cumulative translation adjustment associated with these investments will remain in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” on our Consolidated Balance Sheets until the investments are sold or otherwise liquidated; at which time, they will be recorded in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Long-Term Deferred Revenue, Distribution and Carriage Payments

Certain programmers provide us up-front payments.  Such amounts are deferred and recognized as reductions to “Subscriber-related expenses” on a straight-line basis over the relevant remaining contract term (generally up to ten years).  The current and long-term portions of these deferred credits are recorded in our Consolidated Balance Sheets in “Deferred revenue and other” and “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities,” respectively.

Sales Taxes

We account for sales taxes imposed on our goods and services on a net basis in our Consolidated Statements of Operations and Comprehensive Income (Loss).  Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Fair Value of Financial Instruments

As of December 31, 2011 and 2010, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities is equal to or approximates fair value due to their short-term nature or proximity to current market rates.

Fair values for our publicly traded debt securities are based on quoted market prices.  The fair values of our private debt is estimated based on an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the notes.  See Note 11 for the fair value of our long-term debt.

Deferred Debt Issuance Costs

Costs of issuing debt are generally deferred and amortized to interest expense ratably over the terms of the respective notes (see Note 11).

Revenue Recognition

We recognize revenue when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered.

DISH Segment

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Subscriber-Related Expenses

The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers.  Long-term flat rate programming contracts are charged to expense using the straight-line method over the term of the agreement.  The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament.  “Subscriber-related expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) principally include programming expenses, costs incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses.  These costs are recognized as the services are performed or as incurred.

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

•                  “Other subscriber promotion subsidies” includes net costs related to promotional incentives and costs related to installation and other promotional subsidies.

•                  “Subscriber acquisition advertising” includes advertising and marketing expenses related to the acquisition of new DISH subscribers.  Advertising costs are expensed as incurred.

We characterize amounts paid to our independent retailers as consideration for equipment installation services and for equipment buydowns (incentives and rebates) as a reduction of revenue.  We expense payments for equipment installation services as “Other subscriber promotion subsidies.”  Our payments for equipment buydowns represent a partial or complete return of the retailer’s purchase price and are, therefore, netted against the proceeds received from the retailer.  We report the net cost from our various sales promotions through our independent retailer network as a component of “Other subscriber

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

promotion subsidies.”  Net proceeds from the sale of subscriber related equipment pursuant to our subscriber acquisition promotions are not recognized as revenue.

Equipment Lease Programs

DISH subscribers have the choice of leasing or purchasing the satellite receiver and other equipment necessary to receive our programming.  Most of our new subscribers choose to lease equipment and thus we retain title to such equipment.  Equipment leased to new and existing subscribers is capitalized and depreciated over their estimated useful lives.

Foreign Currency Translation and Transactions

The functional currency of our foreign operations generally is the local currency.  Assets and liabilities of foreign operations (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date, and our consolidated statements of operations generally are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of “Accumulated other comprehensive income (loss)” in our Consolidated Statements of Changes in Stockholders’ Equity (Deficit). Cash flows from our operations in foreign countries are translated at actual exchange rates when known or at the average rate for the applicable period. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our Consolidated Statements of Cash Flows.  Transactions denominated in currencies other than our or our foreign operations functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our Consolidated Balance Sheets related to these non-functional currency transactions result in transaction gains and losses that are reflected in our consolidated statement of operations as unrealized (based on the applicable period end exchange rates) or realized upon settlement of the transactions.  Net transaction gains (losses) during 2011, 2010 and 2009 were not significant.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.                          Basic and Diluted Net Income (Loss) Per Share

We present both basic earnings per share (“EPS”) and diluted EPS.  Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to DISH Network” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and convertible securities were converted to common stock.

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

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Basic net income (loss) attributable to DISH Network	$1,515,907	$984,729	$635,545
Interest on dilutive subordinated convertible notes, net of related tax effect	—	—	390
Diluted net income (loss) attributable to DISH Network	$1,515,907	$984,729	$635,935

Weighted-average common shares outstanding - Class A and B common stock:
Basic	445,434	445,865	446,874
Dilutive impact of stock awards outstanding	1,431	732	1,320
Dilutive impact of subordinated notes convertible into common shares	—	—	402
Diluted	446,865	446,597	448,596

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$3.40	$2.21	$1.42
Diluted net income (loss) per share attributable to DISH Network	$3.39	$2.20	$1.42

Shares of Class A common stock issuable upon conversion of:
3% Convertible Subordinated Note due 2011 (repaid during fourth quarter 2009)	—	—	482

As of December 31, 2011, 2010 and 2009, there were stock awards to purchase 5.0 million, 10.8 million and 8.9 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is antidilutive.

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our performance based stock incentive plans (“Restricted Performance Units”) is contingent upon meeting certain goals which are not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of December 31,
	2011	2010	2009
	(In thousands)
Performance based options	9,549	10,979	9,363
Restricted Performance Units and other	1,285	1,494	1,096
Total	10,834	12,473	10,459

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.      Statements of Cash Flow Data

The following presents our supplemental cash flow statement disclosure.

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash paid for interest (including capitalized interest)	$545,406	$472,586	$357,990
Capitalized interest	120	17,139	19,685
Cash received for interest	37,502	36,853	19,489
Cash paid for income taxes (1)	38,761	525,028	348,931
Employee benefits paid in Class A common stock	24,804	29,127	12,198
Vendor financing	—	40,000	—
Launch service assigned from EchoStar (Note 20)	—	—	102,913
Satellites and other assets financed under capital lease obligations	10,548	5,282	140,109

(1) On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted, which provides for a bonus depreciation deduction of 100% of the cost of our qualified capital expenditures from September 8, 2010 through December 31, 2011.  As a result, during the year ended December 31, 2011, our “Cash paid for income taxes” decreased $486 million compared to the same period in 2010.  In 2012, the bonus depreciation deduction will be lowered to approximately 50%, which will likely result in an increase in cash paid for income taxes.

5.      Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of December 31,
	2011	2010
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$160,555	$1,334,081
Current marketable investment securities - strategic	360,052	211,141
Current marketable investment securities - other	911,138	754,483
Total current marketable investment securities	1,431,745	2,299,705
Restricted marketable investment securities (1)	65,843	62,196
Noncurrent marketable investment securities - ARS and MBS (2)	109,327	119,121
Total marketable investment securities	1,606,915	2,481,022

Restricted cash and cash equivalents (1)	66,592	82,241

Other investment securities:
Other investment securities - cost method (2)	2,805	2,805
Investment in DBSD North America	1,297,614	102,591
Total other investment securities	1,300,419	105,396

Total marketable investment securities, restricted cash and other investment securities	$2,973,926	$2,668,659

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale, except as specified below (see Note 2).

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities include strategic and financial investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of December 31, 2011, a significant portion of our strategic investment portfolio consisted of securities of several issuers, and a significant portion of the value of that portfolio depends on the value of those issuers.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of December 31, 2011 and 2010, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation (See Note 16).

Noncurrent Marketable Investment Securities — ARS and MBS

We have investments in ARS and MBS which are either classified as available-for-sale securities or are accounted for under the fair value method.  Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments.  As a result, we classify these investments as noncurrent assets, as we intend to hold these investments until they recover or mature.  See below for further discussion on the July 1, 2010 fair value election on certain ARS investments.

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

Fair Value Election.  As of December 31, 2011 our ARS and MBS noncurrent marketable investment securities portfolio of $109 million includes $63 million of securities accounted for under the fair value method.  In March 2010, the FASB issued Accounting Standards Update 2010-11 (“ASU 2010-11”), Derivatives and Hedging:  Scope Exception Related to Embedded Credit Derivatives.  ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from certain bifurcation requirements.  Only one form of embedded credit derivative qualifies for the exemption - one that is related to the subordination of one financial instrument to another.  As a result, entities that have contracts containing an embedded credit

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

derivative feature in a form other than subordination may need to separately account for the embedded credit derivative feature.  On July 1, 2010, we elected to apply the fair value option to certain of our ARS portfolio impacted by ASU 2010-11.  As a result, we recorded a $50 million loss, net of tax, which is included as a cumulative-effect adjustment to “Accumulated earnings (deficit).”  All changes in the fair value of these investments after June 30, 2010 are recognized in our results of operations and included in “Other, net” income and expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) and detailed in the table titled “Gains and Losses on Sales and Changes in Carrying Value of Investments” below.

Other Investment Securities

We have a few strategic investments in certain debt and equity securities that are included in noncurrent “Marketable and other investment securities” on our Consolidated Balance Sheets and accounted for using the cost, equity and/or fair value methods of accounting.

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

Investment in DBSD North America

Over the past several years, we have made various strategic investments in DBSD North America, a subsidiary of Pendrell Corporation, formerly known as ICO Global Communications (Holdings) Limited (“ICO”).  We have committed, through various agreements described in Note 10, to acquire 100% of the equity of reorganized DBSD North America for approximately $1.4 billion. As of December 31, 2011, our total investment in DBSD North America is $1.298 billion and is included on our Consolidated Balance Sheets under the caption “Investment in DBSD North America.”

All of our investments in DBSD North America are accounted for under the cost method of accounting, except for the 7.5% Convertible Senior Secured Notes due 2009, which are accounted for at fair value.  The unrealized gains and losses associated with the 7.5% Convertible Senior Secured Notes due 2009 are accounted for as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” on our Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2011 and 2010, we had accumulated net unrealized gains of $91 million and $93 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  A full valuation allowance has been established against any deferred taxes that are capital in nature.  The components of our available-for-sale investments are detailed in the table below.

	As of December 31,
	2011				2010
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$160,555	$—	$—	$—	$1,334,081	$—	$—	$—
ARS and MBS	46,657	848	(14,486)	(13,638)	56,430	902	(12,262)	(11,360)
ARS fair value election	62,670	—	—	—	62,691	—	—	—
Other (including restricted)	994,021	5,525	(6,565)	(1,040)	832,798	9,330	(1,676)	7,654
Equity securities:
Other	343,012	89,044	(61,934)	27,110	195,022	82,565	(8,429)	74,136
Subtotal	1,606,915	95,417	(82,985)	12,432	2,481,022	92,797	(22,367)	70,430
Investment in DBSD North America (1)	839,009	78,749	—	78,749	55,823	22,926	—	22,926
Total	$2,445,924	$174,166	$(82,985)	$91,181	$2,536,845	$115,723	$(22,367)	$93,356

(1)          Of our total investment in DBSD North America of $1.298 billion as of December 31, 2011 and $103 million as of December 31, 2010, $839 million and $56 million, respectively, are invested in the 7.5% Convertible Senior Secured Notes due 2009, which are accounted for as available-for-sale investments.

As of December 31, 2011, restricted and non-restricted marketable investment securities include debt securities of $1.061 billion with contractual maturities of one year or less and $203 million with contractual maturities greater than one year, excluding our $839 million available-for-sale investment in DBSD North America.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of December 31, 2011, the unrealized losses on our investments in equity securities represent investments in broad-based indexes and several companies in the telecommunications and technology industries.  We are not aware of any specific factors which indicate the unrealized losses in these investments are due to anything other than temporary market fluctuations.  As of December 31, 2011 and 2010, the unrealized losses on our investments in debt securities primarily represent investments in auction rate and mortgage backed securities.  We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of December 31,
	2011			2010
	Investment Category			Investment Category
	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
	(In thousands)
Less than Six Months:
Fair value	$279,362	$247,683	$527,045	$93,072	$26,890	$119,962
Unrealized loss	(1,259)	(61,934)	(63,193)	(174)	(8,429)	(8,603)
Six to Nine Months:
Fair value	233,708	—	233,708	26,182	—	26,182
Unrealized loss	(2,369)	—	(2,369)	(103)	—	(103)
Nine Months or More:
Fair value	279,369	—	279,369	193,603	—	193,603
Unrealized loss	(17,423)	—	(17,423)	(13,661)	—	(13,661)
Total Fair Value	$792,439	$247,683	$1,040,122	$312,857	$26,890	$339,747

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our assets measured at fair value on a recurring basis were as follows:

	As of
	December 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents (including restricted)	$397,777	$46,371	$351,406	$—	$569,558	$92,662	$476,896	$—

Debt securities:
VRDNs	$160,555	$—	$160,555	$—	$1,334,081	$—	$1,334,081	$—
ARS and MBS	109,327	—	3,412	105,915	119,121	—	6,031	113,090
Other (including restricted)	994,021	—	994,021	—	832,798	21,835	810,883	80

Equity securities	343,012	343,012	—	—	195,022	195,022	—	—

Subtotal	1,606,915	343,012	1,157,988	105,915	2,481,022	216,857	2,150,995	113,170
Investment in DBSD North America (1)	839,009	—	—	839,009	55,823	—	—	55,823
Total	$2,445,924	$343,012	$1,157,988	$944,924	$2,536,845	$216,857	$2,150,995	$168,993

(1)          Of our total investment in DBSD North America of $1.298 billion as of December 31, 2011 and $103 million as of December 31, 2010, $839 million and $56 million, respectively, are invested in the 7.5% Convertible Senior Secured Notes due 2009, which are accounted for as available-for-sale investments.

Changes in Level 3 instruments are as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2010	$168,993
Net realized and unrealized gains (losses) included in earnings	(1,751)
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	53,489
Purchases	727,364
Settlements	(3,171)
Issuances	—
Transfers from level 2 to level 3	—
Balance as of December 31, 2011	$944,924

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” income and expense included on our Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Years Ended December 31,
Other Income (Expense):	2011	2010	2009
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$14,313	$13,277	$23,042
Other investment securities - gains (losses) on sales/exchanges	10,000	21,422	—
Marketable investment securities - unrealized gains (losses) on investments accounted for at fair value	263	8,371	—
Marketable investment securities - other-than-temporary impairments	(16,557)	(12,734)	(1,050)
Other investment securities - unrealized gains (losses) on fair value investments and other-than-temporary impairments	—	3,361	(35,803)
Other	(1,833)	(2,701)	(1,896)
Total	$6,186	$30,996	$(15,707)

6.      Inventory

Inventory consists of the following:

	As of December 31,
	2011	2010
	(In thousands)
DISH Network:
Finished goods - DBS	$295,058	$305,068
Raw materials	183,711	143,111
Work-in-process - used	29,228	36,186
Work-in-process - new	2,308	3,210
Total DISH Network inventory	510,305	487,575
Blockbuster:
Rental library	104,238	—
Merchandise	92,608	—
Total Blockbuster inventory	196,846	—
Total inventory	$707,151	$487,575

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.      Property and Equipment

Property and equipment consists of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2011	2010
		(In thousands)
Equipment leased to customers	2-5	$3,496,154	$3,495,360
EchoStar I	12	201,607	201,607
EchoStar VII	12	177,000	177,000
EchoStar X	12	177,192	177,192
EchoStar XI	12	200,198	200,198
EchoStar XIV	15	316,541	316,518
EchoStar XV	15	277,658	277,533
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	522,330	480,379
Buildings and improvements	1-40	99,346	70,471
Land	—	15,893	3,948
Construction in progress	—	48,779	16,844
Total property and equipment		6,032,517	5,916,869
Accumulated depreciation		(2,862,626)	(2,684,521)
Property and equipment, net		$3,169,891	$3,232,348

Construction in progress consists of the following:

	As of December 31,
	2011	2010
	(In thousands)
Software related projects	$21,519	$3,469
Other	27,260	13,375
Construction in progress	$48,779	$16,844

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Equipment leased to customers	$725,904	$822,442	$799,169
Satellites	128,352	110,510	86,430
Buildings, furniture, fixtures, equipment and other	67,817	51,013	54,434
Total depreciation and amortization	$922,073	$983,965	$940,033

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

The cost of our satellites includes capitalized interest of less than $1 million, $17 million and $20 million during the years ended December 31, 2011, 2010 and 2009, respectively.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

			Original
		Degree	Useful
	Launch	Orbital	Life	Lease Term
Satellites	Date	Location	(Years)	(Years)
Owned:
EchoStar I (1)	December 1995	77	12
EchoStar VII	February 2002	119	12
EchoStar X	February 2006	110	12
EchoStar XI	July 2008	110	12
EchoStar XIV	March 2010	119	15
EchoStar XV	July 2010	61.5	15

Leased from EchoStar:
EchoStar VI (1)	July 2000	77	12
EchoStar VIII (1)(2)	August 2002	77	12
EchoStar IX (1)(2)(3)	August 2003	121	12
EchoStar XII (1)	July 2003	61.5	10
Nimiq 5 (1)(2)	September 2009	72.7	10	10

Leased from Other Third Party:
Anik F3	April 2007	118.7	15	15
Ciel II	December 2008	129	10	10

Under Construction:
Leased from EchoStar:
EchoStar XVI	2012	61.5	10	10

(1)   See Note 20 for further discussion of our Related Party Transactions with EchoStar.

(2)   We lease a portion of the capacity on these satellites.

(3)   Leased on a month to month basis.

Recent Developments

Recent developments with respect to certain of our satellites are discussed below.

QuetzSat-1.  During 2008, we entered into a transponder service agreement with EchoStar expiring in November 2021, which will be accounted for as an operating lease.  We will lease 24 DBS transponders on QuetzSat-1 when the satellite is placed into commercial operation at the 77 degree orbital location.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explore alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar is providing us with alternate capacity at the 77 degree orbital location.  See Note 20 for further discussion.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellite Anomalies

Operation of our pay-TV service requires that we have adequate satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by expanding local high definition (“HD”) coverage and offering more HD national channels.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

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

Owned Satellites

EchoStar XIV.  EchoStar XIV was designed to meet a minimum 15-year useful life.  During September 2011, we determined that EchoStar XIV experienced a solar array anomaly that reduced the total power available for use by the spacecraft.  While this anomaly did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

EchoStar VIII.  EchoStar VIII was designed to operate 32 DBS transponders in the continental United States at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel.  EchoStar VIII was also designed with spot-beam technology.  This satellite has experienced several anomalies prior to 2011, and during January 2011 the satellite experienced an anomaly that temporarily disrupted electrical power to some components causing an interruption of broadcast service.  In addition, it has now been determined one of the two on-board computers used to control the satellite failed in connection with the January 2011 anomaly.  None of these anomalies has impacted the commercial operation or estimated useful life of the satellite.  However, if the remaining on-board computer fails, the commercial operation of the satellite would likely be substantially impacted and may result in an impairment of the satellite.  There can also be no assurance that this anomaly or any future anomalies will not reduce its useful life or impact its commercial operation.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

8.      700 MHz Wireless Licenses

In 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009.  To commercialize these licenses and satisfy the associated FCC build-out requirements, we will be required to make significant additional investments or partner with others.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  Part or all of these licenses may be terminated if the associated FCC build-out requirements are not satisfied.  In conducting our annual impairment test in 2011, we determined that the estimated fair value of the FCC licenses, calculated using a market based approach, exceeded their carrying amount.  Based on this assessment, this asset was not impaired as of December 31, 2011.

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

From the acquisition date of April 26, 2011 through December 31, 2011, Blockbuster operations contributed $975 million in revenue and $4 million in net income to our consolidated results of operations.  As of December 31, 2011, Blockbuster operated over 1,500 retail stores in the United States.  We expect to close over 500 domestic stores during the first half of 2012 as a result of weak store-level financial performance. Over 900 of our retail store leases, including the leases for the majority of the stores we expect to close, include favorable early termination rights for us.  We continue to evaluate the impact of certain factors, including, among other things, competitive pressures, the scale of our Blockbuster retail operations and other issues impacting the store-level financial performance of our Blockbuster retail stores.  These factors, or other reasons, could lead us to close additional Blockbuster retail stores.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

This transaction was accounted for as a business combination using purchase price accounting.  The allocation of the purchase consideration is in the table below.

Purchase
Price
Allocation
(In thousands)
Cash	$107,061
Current assets	153,258
Property and equipment	28,663
Acquisition intangibles	17,826
Other noncurrent assets	12,856
Current liabilities	(86,080)
Total purchase price	$233,584

The pro forma revenue and earnings associated with the Blockbuster Acquisition are not included in this filing.  Due to the material ongoing modifications of the business, management has determined that insufficient information exists to accurately develop meaningful historical pro forma financial information.  Moreover, the historical operations of Blockbuster materially changed during the periods preceding the acquisition as a result of Blockbuster Inc.’s bankruptcy proceedings, and any historical pro forma information would not prove useful in assessing our post acquisition earnings and cash flows.  The cost of goods sold on a unit basis for Blockbuster in the current period was lower-than-historical costs.  The carrying values in the current period of the rental library and merchandise inventories (“Blockbuster Inventory”) were reduced to their estimated fair value due to the application of purchase accounting.  This impact on cost of goods sold on a unit basis will diminish in the future as we purchase new Blockbuster Inventory.

10.    Spectrum Investments

TerreStar Transaction

Gamma Acquisition L.L.C. (“Gamma”), a wholly-owned subsidiary of DISH Network, entered into the TerreStar Transaction on June 14, 2011.  On July 7, 2011, the U.S. Bankruptcy Court for the Southern District of New York approved the asset purchase agreement with TerreStar and we subsequently paid $1.345 billion of the cash purchase price.  DISH Network is a party to the asset purchase agreement solely with respect to certain guaranty obligations.  We have paid all but $30 million of the purchase price for the TerreStar Transaction, which will be paid upon closing of the TerreStar Transaction, or upon certain other conditions being met under the asset purchase agreement.  Consummation of the acquisition contemplated in the asset purchase agreement is subject to, among other things, approval by the FCC.  On February 7, 2012, the Canadian federal Department of Industry (“Industry Canada”) approved the transfer of the Canadian spectrum licenses held by TerreStar to us.  If the remaining required approvals are not obtained, subject to certain exceptions, we have the right to require and direct the sale of some or all of the TerreStar assets to a third party and we would be entitled to the proceeds from such a sale. These proceeds could, however, be substantially less than amounts we have paid in the TerreStar Transaction.  Additionally, Gamma is responsible for providing certain working capital and certain administrative expenses of TerreStar and certain of its subsidiaries after December 31, 2011.

We expect that the TerreStar Transaction will be accounted for as a business combination using purchase price accounting.  We also expect to allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach.  We expect the purchase price of the TerreStar assets to be allocated to, among other things, spectrum and satellites.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Investment in DBSD North America

Over the past several years, we have made various strategic investments in DBSD North America, a subsidiary of Pendrell Corporation, formerly known as ICO.  DBSD North America is developing an advanced hybrid system that combines both satellite and terrestrial communications capable of supporting wireless voice, data and/or Internet services throughout the United States.  We have committed, through various agreements described below, to acquire 100% of the equity of reorganized DBSD North America for approximately $1.4 billion.  Our ultimate acquisition of 100% of the equity of reorganized DBSD North America is subject to the satisfaction of certain conditions, including approval by the FCC and DBSD North America’s emergence from bankruptcy.  In the event that necessary approval from the FCC is not obtained, we have the right to direct DBSD North America to sell substantially all of its assets under Section 363 of the bankruptcy code.  Because of our ownership of certain claims and DBSD North America debt, and our rights under the Implementation Agreement (as defined below), we are entitled to receive substantially all of the proceeds of any such sales.  There can be no assurance, however, that such sales will result in proceeds equal to the value of the claims or DBSD North America debt held by us.  While we hold a material amount of financial instruments in DBSD North America, we do not have the power to direct its activities and will not until the acquisition is closed.  DBSD North America will be consolidated into our financial statements if the acquisition is approved and DBSD North America has emerged from bankruptcy.  As of December 31, 2011, our total investment in DBSD North America is $1.298 billion.  The following paragraphs discuss the various components of our investment in DBSD North America.

Investment in DBSD North America.  As of December 31, 2011 and 2010, our other investment securities portfolio included DBSD North America’s 7.5% Convertible Senior Secured Notes due 2009 of $112 million and $56 million, respectively.  In addition, as of December 31, 2011 and 2010, we held a $47 million line of credit pursuant to the Amended and Restated Revolving Credit Agreement, dated as of April 7, 2008 between us and DBSD North America.  During the year ended December 31, 2011, we made additional investments in DBSD North America pursuant to various agreements discussed below.

Investment Agreement.  On February 1, 2011, we entered into an $88 million Credit Facility with DBSD North America and committed to acquire 100% of the equity of reorganized DBSD North America (the “Investment Agreement”) for approximately $1.4 billion subject to certain adjustments, including interest accruing on DBSD North America’s existing debt.  As of December 31, 2011, we had funded $78 million under the Credit Facility.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Sprint Settlement Agreement

On November 3, 2011, we and Sprint entered into the Sprint Settlement Agreement pursuant to which all disputed issues relating to our acquisition of DBSD North America and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum now licensed to DBSD North America and TerreStar (the “Sprint Clearing Costs”).  EchoStar was a party to the Sprint Settlement Agreement solely for the purposes of executing a mutual release between it and Sprint relating to the Sprint Clearing Costs.  As of December 31, 2011, EchoStar is currently a holder of certain TerreStar debt instruments.  Pursuant to the terms of the Sprint Settlement Agreement, we made a net payment of approximately $114 million to Sprint, which is included on our Consolidated Balance Sheets under the caption “Other noncurrent assets, net.”  As this payment relates directly to our acquisitions of DBSD North America and TerreStar, the $114 million will be allocated evenly between these investments as purchase consideration on the dates of the respective closings.

11.    Long-Term Debt

6 3/8% Senior Notes due 2011

During September 2011, we repurchased $85 million of our 6 3/8% Senior Notes due 2011 in open market transactions.  On October 3, 2011, we redeemed the remaining $915 million principal balance of our 6 3/8% Senior Notes due 2011.

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

6 3/4% Senior Notes due 2021

On May 5, 2011, we issued $2.0 billion aggregate principal amount of our ten-year, 6 3/4% Senior Notes due June 1, 2021 at an issue price of 99.093%.  Interest accrues at an annual rate of 6 3/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The 6 3/4% Senior Notes are:

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

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
7% Senior Notes due 2013	April 1 and October 1	$35,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250
7 3/4% Senior Notes due 2015	May 31 and November 30	$58,125
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875
7 7/8% Senior Notes due 2019	March 1 and September 1	$110,250
6 3/4% Senior Notes due 2021	June 1 and December 1	$135,000

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of December 31, 2011 and 2010:

	As of December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
6 3/8% Senior Notes due 2011 (1)	$—	$—	$1,000,000	$1,032,500
7 % Senior Notes due 2013	500,000	535,000	500,000	532,815
6 5/8% Senior Notes due 2014	1,000,000	1,060,000	1,000,000	1,032,500
7 3/4% Senior Notes due 2015	750,000	817,500	750,000	798,750
7 1/8% Senior Notes due 2016	1,500,000	1,593,750	1,500,000	1,548,600
7 7/8% Senior Notes due 2019	1,400,000	1,589,000	1,400,000	1,463,000
6 3/4% Senior Notes due 2021	2,000,000	2,140,000	—	—
Mortgages and other notes payable	71,871	71,871	77,965	77,965
Subtotal	7,221,871	$7,807,121	6,227,965	$6,486,130
Capital lease obligations (2)	271,908	NA	286,971	NA
Total long-term debt and capital lease obligations (including current portion)	$7,493,779		$6,514,936

(1)          During September 2011, we repurchased $85 million of our 6 3/8% Senior Notes due 2011 in open market transactions at amounts close to par plus accrued interest.  On October 3, 2011, we redeemed the remaining $915 million principal balance of our 6 3/8% Senior Notes due 2011.

(2)          Disclosure regarding fair value of capital leases is not required.

Other Long-Term Debt and Capital Lease Obligations

Other long-term debt and capital lease obligations consist of the following:

	As of December 31,
	2011	2010
	(In thousands)
Satellites and other capital lease obligations	$271,908	$286,971
8% note payable for EchoStar VII satellite vendor financing, payable over 13 years from launch	6,286	7,577
6% note payable for EchoStar X satellite vendor financing, payable over 15 years from launch	9,968	10,862
6% note payable for EchoStar XI satellite vendor financing, payable over 15 years from launch	15,106	15,951
6% note payable for EchoStar XIV satellite vendor financing, payable over 15 years from launch	21,055	22,000
6% note payable for EchoStar XV satellite vendor financing, payable over 15 years from launch	17,227	18,000
Mortgages and other unsecured notes payable due in installments through 2017 with interest rates ranging from approximately 2% to 13%	2,229	3,575
Total	343,779	364,936
Less current portion	(35,645)	(30,895)
Other long-term debt and capital lease obligations, net of current portion	$308,134	$334,041

Capital Lease Obligations

Anik F3.  Anik F3, an FSS satellite, was launched and commenced commercial operation during April 2007.  This satellite is accounted for as a capital lease and depreciated over the term of the satellite service agreement.  We have leased 100% of the Ku-band capacity on Anik F3 for a period of 15 years.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Ciel II.  Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation during February 2009.  This satellite is accounted for as a capital lease and depreciated over the term of the satellite service agreement.  We have leased 100% of the capacity on Ciel II for an initial 10 year term.

As of December 31, 2011 and 2010, we had $500 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $151 million and $109 million, respectively.  In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $43 million, $43 million and $40 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments under the capital lease obligation, together with the present value of the net minimum lease payments as of December 31, 2011 are as follows (in thousands):

For the Years Ended December 31,
2012	$84,715
2013	77,893
2014	76,296
2015	75,970
2016	75,970
Thereafter	314,269
Total minimum lease payments	705,113
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(323,382)
Net minimum lease payments	381,731
Less: Amount representing interest	(109,823)
Present value of net minimum lease payments	271,908
Less: Current portion	(29,202)
Long-term portion of capital lease obligations	$242,706

The summary of future maturities of our outstanding long-term debt as of December 31, 2011 is included in the commitments table in Note 16.

12.    Income Taxes and Accounting for Uncertainty in Income Taxes

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

We file consolidated tax returns in the U.S. The income taxes of domestic and foreign subsidiaries not included in the U.S. tax group are presented in our consolidated financial statements based on a separate return basis for each tax paying entity.

As of December 31, 2011, we had no net operating loss carryforwards (“NOLs”) for federal income tax purposes and $13 million of NOL benefit for state income tax purposes.  The state NOLs begin to expire in the year 2020.  In addition, there are $5 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance and $14 million benefit of capital loss carryforwards which are fully offset by a valuation allowance. The credit carryforwards begin to expire in the year 2012.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2011, we had benefits of foreign tax credits and net operating loss carryforwards of approximately $9 million, which are fully offset by a valuation allowance.

The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Current (provision) benefit:
Federal	$(235,357)	$(287,523)	$(335,958)
State	(27,523)	(68,550)	(36,762)
Foreign	(4,199)	—	(79)
	(267,079)	(356,073)	(372,799)
Deferred (provision) benefit:
Federal	(590,618)	(227,024)	15,771
State	(34,128)	16,341	(373)
Foreign	(4,939)	—	—
Decrease (increase) in valuation allowance	1,758	9,283	(20,028)
	(627,927)	(201,400)	(4,630)
Total benefit (provision)	$(895,006)	$(557,473)	$(377,429)

The actual tax provisions for 2011, 2010 and 2009 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
	2011	2010	2009
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(1.7)	(2.5)	(2.8)
Stock option compensation	—	0.3	(0.2)
Other	(0.5)	0.6	2.7
Decrease (increase) in valuation allowance	0.1	0.5	(2.0)
Total benefit (provision) for income taxes	(37.1)	(36.1)	(37.3)

Of our $2.411 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss), approximately $28 million relates to our foreign operations.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2011 and 2010, are as follows:

	As of December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$23,017	$14,595
Unrealized losses on investments	48,452	49,555
Accrued expenses	95,903	256,033
Stock-based compensation	23,365	17,730
Deferred revenue	45,556	56,324
State taxes net of federal effect	4,917	29,599
Total deferred tax assets	241,210	423,836
Valuation allowance	(97,501)	(73,126)
Deferred tax asset after valuation allowance	143,709	350,710

Deferred tax liabilities:
Depreciation and amortization	(1,066,476)	(701,497)
Other long-term liabilities	(26,943)	—
Total deferred tax liabilities	(1,093,419)	(701,497)
Net deferred tax asset (liability)	$(949,710)	$(350,787)

Current portion of net deferred tax asset	$73,014	$216,899
Current portion of net deferred tax liability	(48,310)	—
Noncurrent portion of net deferred tax asset (liability)	(974,414)	(567,686)
Total net deferred tax asset (liability)	$(949,710)	$(350,787)

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations.  We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 2002 due to the carryover of previously incurred net operating losses.  As of December 31, 2011, we are currently under a federal income tax examination for fiscal year 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2011	2010	2009
	(In thousands)
Balance as of beginning of period	$193,320	$224,029	$226,528
Additions based on tax positions related to the current year	44,357	7,382	7,952
Additions based on tax positions related to prior years	34,762	11,800	3,665
Reductions based on tax positions related to prior years	(1,169)	(45,197)	(6,042)
Reductions based on tax positions related to settlements with taxing authorities	(1,185)	(493)	(5,899)
Reductions based on tax positions related to the lapse of the statute of limitations	(3,382)	(4,201)	(2,175)
Balance as of end of period	$266,703	$193,320	$224,029

We have $208 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2011, we recorded $4 million in interest and penalty expense to earnings.  During the year ended December 31, 2010, we recorded $3 million in interest and penalty benefit to earnings.  During the year ended December 31, 2009, we recorded $9 million in interest and penalty expense to earnings.  Accrued interest and penalties were $17 million and $13 million at December 31, 2011 and 2010, respectively.  The above table excludes these amounts.

13.    Stockholders’ Equity (Deficit)

Common Stock

The Class A, Class B and Class C common stock are equivalent except for voting rights.  Holders of Class A and Class C common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share.  Each share of Class B and Class C common stock is convertible, at the option of the holder, into one share of Class A common stock.  Upon a change in control of DISH Network, each holder of outstanding shares of Class C common stock is entitled to 10 votes for each share of Class C common stock held.  Our principal stockholder owns the majority of all outstanding Class B common stock. Together with all other stockholders, he also owns outstanding Class A common stock.  There are no shares of Class C common stock outstanding.

Common Stock Repurchase Program

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our Class A common stock.  On November 1, 2011, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares of our Class A common stock through and including December 31, 2012.  As of December 31, 2011, we may repurchase up to $1.0 billion under the plan.

The following table provides information regarding repurchases of our Class A common stock.

	For the Years Ended December 31,
Class A Common Stock Repurchases	2011	2010	2009
	(In thousands)
Total number of shares repurchased	—	6,020	1,948
Dollar value of shares repurchased	$—	$107,079	$18,594

Cash Dividend

On December 2, 2009, we paid a cash dividend of $2.00 per share, or approximately $894 million, on our outstanding Class A and Class B common stock to shareholders of record at the close of business on November 20, 2009.

On December 1, 2011, we paid a cash dividend of $2.00 per share, or approximately $893 million, on our outstanding Class A and Class B common stock to shareholders of record at the close of business on November 17, 2011.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.    Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH Network employee stock purchase plan (the “ESPP”), in which we are authorized to issue 1.8 million shares of Class A common stock.  At December 31, 2011, we had 0.4 million shares of Class A common stock which remain available for issuance under this plan.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP.   During the years ended December 31, 2011, 2010 and 2009, employee purchases of Class A common stock through the ESPP totaled approximately 0.1 million, 0.1 million and 0.2 million shares, respectively.

401(k) Employee Savings Plan

We sponsor a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees.  Voluntary employee contributions to the 401(k) Plan may be matched 50% by us, subject to a maximum annual contribution of $1,500 per employee.  Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions.  Our Board of Directors may also authorize an annual discretionary contribution to the plan, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended.  These contributions may be made in cash or in our stock.

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2011	2010	2009
	(In thousands)
Matching contributions, net of forfeitures	$2,617	$1,598	$6,116
Discretionary stock contributions, net of forfeitures	$22,331	$24,954	$29,004

15.    Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2011, we had outstanding under these plans stock options to acquire 21.3 million shares of our Class A common stock and 1.3 million restricted stock units.  Stock options granted prior to and on December 31, 2011 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of December 31, 2011, we had 73.0 million shares of our Class A common stock available for future grant under our stock incentive plans.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During December 2009, we paid a dividend in cash of $2.00 per share on our outstanding Class A and Class B common stock to shareholders of record on November 20, 2009.  In light of such dividend, during February 2010, the exercise price of 20.6 million stock options, affecting approximately 700 employees, was reduced by $2.00 per share (the “2009 Stock Option Adjustment”).  Except as noted below, all information discussed below reflects the 2009 Stock Option Adjustment.

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

As of December 31, 2011, the following stock awards were outstanding:

	As of December 31, 2011
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH Network employees	18,630,441	1,189,709	762,094	54,286
Held by EchoStar employees	2,705,718	94,999	N/A	N/A
Total	21,336,159	1,284,708	762,094	54,286

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Exercise prices for stock options outstanding and exercisable as of December 31, 2011 are as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding as of December 31, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ - - $ 10.00	4,494,455	5.68	$9.01	1,439,655	5.75	$8.83
$10.01 - $ 15.00	834,288	6.49	$14.01	205,651	6.41	$13.96
$15.01 - $ 20.00	2,380,215	8.15	$18.15	149,676	6.61	$18.16
$20.01 - $ 25.00	8,195,584	4.10	$22.56	3,908,084	3.29	$22.45
$25.01 - $ 30.00	2,651,562	5.02	$26.43	1,908,613	4.48	$26.43
$30.01 - $ 35.00	2,741,555	8.46	$31.44	755,604	6.48	$32.73
$35.01 - $ 40.00	38,500	5.65	$36.74	22,400	5.61	$36.68
$ - - $ 40.00	21,336,159	5.66	$20.53	8,389,683	4.41	$21.70

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2011		2010		2009
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	21,918,500	$18.62	21,861,691	$21.71	21,835,687	$22.50
Granted	3,246,000	$28.55	2,450,500	$18.34	3,077,000	$15.69
Exercised	(2,347,341)	$15.73	(448,729)	$9.23	(356,793)	$8.95
Forfeited and cancelled	(1,481,000)	$17.44	(1,944,962)	$22.26	(2,694,203)	$22.93
Total options outstanding, end of period	21,336,159	$20.53	21,918,500	$18.62	21,861,691	$21.71
Performance based options outstanding, end of period (2)	9,549,375	$19.20	10,978,750	$15.98	9,362,500	$17.23
Exercisable at end of period	8,389,683	$21.70	7,590,264	$22.83	8,062,091	$27.74

(1)          The beginning of period weighted-average exercise price for the year ended December 31, 2010 of $21.71 does not reflect the 2009 Stock Option Adjustment, which occurred subsequent to December 31, 2009.

(2)          These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised during the years ended December 31, 2011, 2010 and 2009 as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Tax benefit from stock awards exercised	$9,911	$1,665	$1,116

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Based on the closing market price of our Class A common stock on December 31, 2011, the aggregate intrinsic value of our stock options was as follows:

	As of December 31, 2011
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$178,503	$60,623

Our restricted stock unit activity was as follows:

	For the Years Ended December 31,
	2011		2010		2009
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,564,332	$23.00	1,246,284	$25.93	1,975,940	$27.44
Granted	300,000	$30.67	600,000	$18.15	6,666	$11.11
Vested	(70,830)	$27.15	(69,875)	$31.36	(113,197)	$28.47
Forfeited and cancelled	(508,794)	$27.32	(212,077)	$23.77	(623,125)	$30.09
Total restricted stock units outstanding, end of period	1,284,708	$23.25	1,564,332	$23.00	1,246,284	$25.93
Restricted Performance Units outstanding, end of period (1)	1,284,708	$23.25	1,494,457	$22.61	1,096,034	$25.18

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of December 31, 2011, that assessment could change in the future.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the year ended December 31, 2011, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion (1)
	(In thousands)
DISH Network awards held by DISH Network employees	$35,239	$25,920
EchoStar awards held by DISH Network employees	6,913	5,078
Total	$42,152	$30,998

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

During the first quarter 2011, we determined that all of the 2008 LTIP performance goals are probable of achievement.  As of December 31, 2011, approximately 45% of the 2008 LTIP awards had vested.  We are recognizing the associated non-cash stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period for vesting of the approximately 55% of the awards remaining, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

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

Although no awards vest until the performance goals are attained, we determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the years ended December 31, 2011 and 2010, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain company-specific subscriber and financial goals was not probable as of December 31, 2011, that assessment could change in the future.

The non-cash stock-based compensation expense associated with these awards is as follows:

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards
	(In thousands)
Expense estimated to be recognized during 2012	$4,637	$162
Estimated contingent expense subsequent to 2012	3,457	51,258
Total estimated remaining expense over the term of the plan	$8,094	$51,420

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2011	2010	2009
	(In thousands)
2008 LTIP	$19,230	$2,984	$3,560
Other employee performance awards	10	271	234
Total non-cash, stock-based compensation expense recognized for performance based awards	$19,240	$3,255	$3,794

Of the 21.3 million stock options and 1.3 million restricted stock units outstanding under our stock incentive plans as of December 31, 2011, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of December 31, 2011
Performance Based Stock Options	Number of Awards	Weighted- Average Exercise Price
2005 LTIP	3,278,500	$22.92
2008 LTIP	3,270,875	$11.84
Other employee performance awards	3,000,000	$23.16
Total	9,549,375	$19.20

Restricted Performance Units and Other
2005 LTIP	363,163
2008 LTIP	21,545
Other employee performance awards	900,000
Total	1,284,708

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation

During the year ended December 31, 2010, we incurred $3 million of additional non-cash, stock-based compensation cost in connection with the 2009 Stock Option Adjustment discussed previously.  This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2011, 2010 and 2009 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Subscriber-related	$1,914	$1,160	$1,069
General and administrative	29,607	14,227	11,158
Total non-cash, stock-based compensation	$31,521	$15,387	$12,227

As of December 31, 2011, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $25 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 3.7% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the years ended December 31, 2011, 2010 and 2009 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

For the Years Ended December 31,
Stock Options	2011	2010	2009
Risk-free interest rate	0.36% - 3.18%	1.50% - 2.89%	1.70% - 3.19%
Volatility factor	31.74% - 45.56%	33.33% - 38.63%	29.72% - 45.97%
Expected term of options in years	3.6 - 10.0	5.2 - 7.5	3.0 - 7.3
Weighted-average fair value of options granted	$8.73 - $14.77	$6.83 - $8.14	$3.86 - $8.29

On December 2, 2009 and December 1, 2011, we paid a $2.00 cash dividend per share on our outstanding Class A and Class B common stock.  While we currently do not intend to declare additional dividends on our common stock, we may elect to do so from time to time.  Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model is set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions.  Changes in the subjective input assumptions can materially affect the fair value estimate.

As discussed in Note 13, on November 1, 2011, we declared a dividend of $2.00 per share on our outstanding Class A and Class B common stock.  The dividend was paid in cash on December 1, 2011 to shareholders of record on November 17, 2011.  In light ofsuch dividend, our Executive Compensation Committee, which administers our stock incentive plans, determined to adjust the exercise price of certain stock options issued under the plans by decreasing the exercise price by $2.00 per share; provided, that the exercise price of eligible stock options will not be reduced below $1.00.  As a result of this adjustment, a majority of the stock options outstanding as of December 31, 2011 were adjusted subsequent

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

to the year ended December 31, 2011.  This adjustment will result in additional incremental non-cash, stock-based compensation expense of $23 million, of which $14 million will be expensed during first quarter 2012 and $9 million will be expensed over the remaining vesting period.

We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.

16.    Commitments and Contingencies

Commitments

As of December 31, 2011, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Long-term debt obligations	$7,221,871	$6,443	$506,114	$1,005,778	$756,160	$1,504,669	$3,442,707
Capital lease obligations	271,908	29,202	24,541	25,207	27,339	30,024	135,595
Interest expense on long-term debt and capital lease obligations	3,257,955	537,000	534,685	497,274	399,500	313,963	975,533
Satellite-related obligations	2,224,776	220,527	248,679	248,461	248,244	248,027	1,010,838
Operating lease obligations (1)	437,897	145,050	87,414	60,243	37,311	29,508	78,371
Purchase obligations	2,911,025	1,481,014	445,771	432,319	327,286	187,304	37,331
Total	$16,325,432	$2,419,236	$1,847,204	$2,269,282	$1,795,840	$2,313,495	$5,680,375

(1) In connection with the Blockbuster Acquisition, we assumed or entered into new leases that had an aggregate commitment of $254 million included in the table above.  Certain of these leases include favorable early termination rights for us, which is reflected in the future maturity.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $267 million of liabilities associated with unrecognized tax benefits which were accrued, as discussed in Note 12 and are included on our Consolidated Balance Sheets as of December 31, 2011.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

Spectrum Investments

In 2008, we paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to us by the FCC in February 2009.  Part or all of these licenses may be terminated if the associated FCC build-out requirements are not satisfied.

During the first half of 2011, we entered into a transaction to acquire 100% of the equity of reorganized DBSD North America for approximately $1.4 billion upon DBSD North America’s emergence from bankruptcy, which included capital stock and convertible securities of, and certain claims related to, DBSD North America.  In addition, in June 2011, we entered into the TerreStar Transaction for a purchase price of $1.375 billion.  We have paid all but $30 million of the purchase price for the TerreStar Transaction (included in the table above), which will be paid upon closing of the TerreStar Transaction, or upon certain other conditions being met under the asset purchase agreement.  Additionally, during the fourth quarter 2011, we and Sprint entered into the Sprint Settlement Agreement pursuant to which all disputed issues relating to our acquisition of DBSD North America and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum now licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, we made a

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

net payment of approximately $114 million to Sprint.  Our ultimate acquisition of 100% of the equity of reorganized DBSD North America and consummation of the TerreStar Transaction are subject to certain conditions, including approval by the FCC.

Under our agreements to acquire DBSD North America and purchase TerreStar’s assets, we paid substantially all of the purchase price for both transactions prior to the receipt of certain regulatory approvals (the FCC with respect to DBSD North America, and the FCC and Industry Canada with respect to TerreStar).  On February 7, 2012, Industry Canada approved the transfer of the Canadian spectrum licenses held by TerreStar to us.  If the remaining required approvals are not obtained, subject to certain exceptions, we have the right to require and direct the sale of some or all of the assets of the relevant company to a third party and we would be entitled to the proceeds from such a sale.  These proceeds could, however, be substantially less than amounts we have paid in the respective transactions.

In addition, our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the integrated service requirement, the spare satellite requirement and various technical provisions.  Waiver of the integrated service requirement would allow DISH to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The spectrum licenses currently held by DBSD North America and TerreStar do not include a waiver of this integrated service requirement.  Our integrated service requirement waiver request has been opposed by certain parties, and there can be no assurance that the FCC will approve it.  If our FCC applications and waiver requests are not granted by the FCC, or are granted in a manner that varies from the form we have requested, it could cause the value of these assets to be impaired, potentially requiring us to take significant write-downs on these assets.  We assess potential impairments to these assets annually, or more often if indicators of impairment arise, to determine whether an impairment condition may exist.  We use a probability weighted analysis considering estimated future cash flows discounted at a rate commensurate with the risk involved and market based data to assess potential impairments.

To the extent we receive these approvals and waivers, there can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments.  We will likely be required to make significant additional investments or partner with others to commercialize these licenses.  Because we have not received approval from the FCC, we do not yet know the full costs (including any build-out requirements) associated with complying with regulations applicable to our acquisition of DBSD North America or the TerreStar Transaction.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect the carrying value of our investments and our future financial condition or results of operations.

Satellite-Related Obligations

Satellites Under Construction.  As of December 31, 2011, we have agreed to lease capacity on one satellite from EchoStar that is currently under construction.  Future commitments related to this satellite are included in the table above under “Satellite-related obligations.”

•                  EchoStar XVI.  During December 2009, we entered into a ten-year transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, which is expected to be launched during the second half of 2012.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $185 million over approximately the next three years.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of its obligation under this

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

agreement through 2019.  As of December 31, 2011, the remaining obligation under this agreement is the guarantee of $502 million.

As of December 31, 2011, we have not recorded a liability on the balance sheet for any of these guarantees.

Purchase Obligations

Our 2012 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, satellite and transponder leases, engineering and for products and services related to the operation of our DISH pay-TV service.  Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

Rent Expense

Total rent expense for operating leases was $409 million, $263 million and $189 million in 2011, 2010 and 2009, respectively.  The increase in rent expense from 2010 to 2011 was primarily attributable to building rent expense associated with our Blockbuster operations which commenced April 26, 2011.

Patents and Intellectual Property

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services that we offer.  We may not be aware of all intellectual property rights that our products or services may potentially infringe.  Damages in patent infringement cases can be substantial, and in certain circumstances can be trebled.  Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses.  Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite system.  We cannot be certain that these persons do not own the rights they claim, that our products do not infringe on these rights, and/or that these rights are not valid.  Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Litigation

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate.  If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.

For certain cases described on the following pages, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties (as with many patent-related cases).  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado.  Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The suit alleges infringement of United States Patent Nos. 6,076,094 (the “‘094 patent”) and 4,992,066 (the “‘066 patent”).  The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data.  The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards.  Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

During 2004, the District Court issued an order finding the ‘066 patent invalid.  Also in 2004, the District Court found the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast.  In 2005, the United States Court of Appeals for the Federal Circuit overturned that finding of invalidity with respect to the ‘094 patent and remanded the Charter case back to the District Court.  During June 2006, Charter filed a request for reexamination of the ‘094 patent with the U.S. Patent and Trademark Office and, on December 13, 2011, the U.S. Patent and Trademark Office issued a certificate cancelling all claims of the ‘094 patent.  On February 2, 2012, Broadcast Innovation dismissed the case against us with prejudice.

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court granted defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s motion to dismiss with prejudice.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  On November 18, 2011, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed an amended complaint making the same claim.  DirecTV was dismissed from the case on January 4, 2012.

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

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants.  We intend to appeal.

ESPN had asserted a counterclaim alleging that we owed approximately $35 million under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted, in part, ESPN’s motion for summary judgment on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  On December 29, 2010, the New York State Supreme Court, Appellate Division, First Department affirmed the partial grant of ESPN’s motion on the counterclaim.  After the partial grant of ESPN’s motion for summary judgment, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreement.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during the year ended December 31, 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and increased our “Litigation accrual” to a total of $66 million as of December 31, 2011.  This reflects our estimated exposure for ESPN’s counterclaim.  On February 6, 2012, ESPN filed a motion seeking $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim, which we intend to oppose.  We intend to vigorously prosecute and defend this case.

Ganas, L.L.C.

During August 2010, Ganas, L.L.C. (“Ganas”) filed suit against DISH DBS Corporation, our indirect wholly owned subsidiary, Sabre Holdings Corporation, SAP America, Inc., SAS Institute Inc., Scottrade, Inc., TD Ameritrade, Inc., The Charles Schwab Corporation, TiVo Inc., Unicoi Systems Inc., Xerox Corporation, Adobe Systems Inc., AOL Inc., Apple Inc., Axibase Corporation, DirecTV, E*Trade Securities L.L.C., Exinda Networks, Fidelity Brokerage Services L.L.C., Firstrade Securities Inc., Hewlett-Packard Company, iControl Inc., International Business Machines Corporation and JPMorgan Chase & Co. in the United States District Court for the Eastern District of Texas alleging infringement of

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

United States Patent Nos. 7,136,913, 7,325,053, and 7,734,756.  The patents relate to hypertext transfer protocol and simple object access protocol.  Ganas is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 23, 2012, Ganas dismissed the case against us with prejudice pursuant to a settlement in which our contribution was not material.

InterAD Technologies, LLC

On September 16, 2011, InterAD Technologies, LLC (“InterAD”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, Atlantic Broadband Finance, LLC, AT&T, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications, LLC, Charter Communications Holding Company, LLC, Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc., CSC Holdings, LLC, DirecTV, Inc., Insight Communications Company, Inc., Knology, Inc., Mediacom Broadband, LLC, RCN Telecom Services, LLC, Time Warner Cable, Inc., and Verizon, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,438,355, which is entitled “Interactive System for Processing Viewer Responses to Television Programming.”  On January 5, 2012, InterAD voluntarily dismissed the case against us without prejudice.

Norman IP Holdings, Inc.

On September 15, 2011, Norman IP Holdings, Inc. (“Norman”) filed a patent infringement complaint against Brother International Corporation and Lexmark International Corporation in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “‘555 patent”)  and U.S. Patent No. 5,502,689 (the “‘689 patent”).  On December 9, 2011, Norman filed a first amended complaint that added Ricoh Americas Corporation and dropped Brother International Corporation as defendants.  On January 27, 2012, Norman filed a second amended complaint that added us as a defendant, in addition to adding Belkin International, Inc., BMW of North America LLC, Daimler North America Corporation, Mercedes-Benz USA, LLC, D-Link Systems, Inc., Ford Motor Company, Garmin International, Inc., Garmin USA, Inc., General Electric Company, General Motors Company, JVC Americas Corporation, Novatel Wireless, Inc., Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., TomTom, Inc., ViewSonic Corporation, Vizio, Inc., Volkswagen Group of America, Inc., Xerox Corporation, ZTE USA, Inc., and ZTE Solutions, Inc.  The ‘555 patent relates to a wireless communications privacy method and system and the ‘689 patent relates to a clock generator capable of shut-down mode and clock generation method.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“Northpoint”) filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the “‘636 patent”).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the ‘636 patent are invalid.  Northpoint has appealed.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Olympic Developments AG, LLC

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against us, Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 4, 2011, the case was stayed pending reexamination by the U.S. Patent and Trademark Office.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC leaving EchoStar and us as defendants.  Trial is currently set for August 2012.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC filed suit against us in the United States District Court for the Central District of California, alleging infringement of U.S. Patent Nos. 6,199,060, 6,581,070, 5,813,014, 6,092,080, 5,832,495, 5,832,499, 6,212,527, 6,574,638, 6,549,911, and 6,353,831.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data, which are allegedly provided by our BLOCKBUSTER On Demand service.

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

Retailer Class Actions

During 2000, lawsuits were filed in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs requested that the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation.  On September 20, 2010, we agreed to a settlement of both lawsuits that provides, among other things, for mutual releases of the claims underlying the litigation, payment by us of up to $60 million, and the option for certain class members to elect to reinstate certain monthly incentive payments, which the parties agreed have an aggregate maximum value of $23 million.  We cannot predict with any degree of certainty how

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

many class members will elect to reinstate these monthly incentive payments.  As a result, a $60 million “Litigation accrual” was recorded as of December 31, 2010 on our Consolidated Balance Sheets.  On February 9, 2011, the court granted final approval of the settlement, and we made a $60 million settlement payment on April 28, 2011.

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against us in the United States District Court for the Northern District of California.  The suit alleges infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.  Only four patents remain in the case against us, one of which is subject to a reexamination request before the U.S. Patent and Trademark Office, which was filed on February 13, 2012.

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

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against DISH Network L.L.C., our indirect wholly owned subsidiary, and EchoStar in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398.  The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunications network.  Suomen is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The action was transferred to the United States District Court for the District of Colorado, and on January 10, 2012, Suomen voluntarily dismissed the case against us without prejudice.

Technology Development and Licensing L.L.C.

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

TiVo Inc.

In connection with our litigation with TiVo Inc. (“TiVo”), which is described in our periodic reports filed with the SEC, including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings — TiVo Inc.,” on April 20, 2011, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s contempt ruling on infringement, articulated a new standard for determining “colorable difference” and remanded that issue back to the District Court for determination.  The Federal Circuit also vacated the District Court’s amended injunction requiring that we inform the court of any further attempts to design around TiVo’s United States Patent No. 6,233,389 (the ‘389 patent) and seek approval from the court before any such design-around is implemented.  The Federal Circuit also vacated the infringement damages for the period after we deployed our original alternative technology (although it did not foreclose that damages may be reinstated if upon remand a new court or jury decision

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

found that the original alternative technology infringed TiVo’s ‘389 patent).  The Federal Circuit affirmed the District Court’s contempt ruling on disablement, holding that the original 2006 injunction required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes deployed with customers (the “Disablement Provision”) and affirmed the $90 million in contempt sanctions awarded against us for violating the Disablement Provision.

On April 29, 2011, we and EchoStar entered into a settlement agreement with TiVo.  The settlement resolves all pending litigation between us and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH digital video recorders, or DVRs, which litigation is described in our periodic reports filed with the Securities and Exchange Commission including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings — TiVo Inc.”

Under the settlement agreement, all pending litigation has been dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or EchoStar have been dissolved.  We and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from us, we made the initial payment to TiVo in May 2011, except for a contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between us and EchoStar based on historical sales of certain licensed products, with us being responsible for 95% of each annual payment.

As previously disclosed, our total litigation accrual for TiVo was $517 million as of December 31, 2010.  As a result of the settlement agreement, we reversed $335 million of this accrual and made a payment of approximately $290 million for our portion of the initial payment to TiVo.  Of this amount, approximately $182 million relates to prior periods and the remaining $108 million represents a prepayment.  Our $108 million prepayment and our $190 million share of the remaining payments, a total of $298 million, will be expensed ratably as a subscriber-related expense from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.  In connection with our TiVo settlement, TiVo agreed to advertise and market certain of our products and services.  As a result, $6 million was recognized as a reduction of litigation expense and we recorded a pre-paid marketing asset on our Consolidated Statements of Operations and Comprehensive Income (Loss) and our Consolidated Balance Sheets, respectively.  The amount of the pre-paid license agreement is being amortized as costs of sales over the six-year term of the agreement.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Vigilos, LLC

On February 23, 2011, Vigilos, LLC filed suit against EchoStar, two EchoStar subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., our indirect wholly owned subsidiary, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, U.S. Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.”

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

Voom

In January 2008, Voom filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate court granted our motion to stay the trial pending our appeal.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We are seeking leave to appeal to New York’s highest state court, the Court of Appeals.  A trial date has not been set.  Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business, including, among other things, disputes with programmers regarding fees.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

17.    Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  Under this definition, we operate two primary segments.

•                  DISH.  The DISH pay-TV service had 13.967 million subscribers in the United States as of December 31, 2011.  The DISH pay-TV service consists of FCC licenses authorizing us to use DBS and FSS spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

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

	As of December 31,
	2011	2010
	(In thousands)
Total assets:
DISH Network	$11,104,003	$9,632,153
Blockbuster	453,661	—
Eliminations	(87,433)	—
Total assets	$11,470,231	$9,632,153

			All
			Other &	Consolidated
	DISH	Blockbuster (1)	Eliminations	Total
	(In thousands)
Year Ended December 31, 2011
Total revenue	$13,078,055	$974,875	$(4,537)	$14,048,393
Depreciation and amortization	911,663	10,410	—	922,073
Total costs and expenses	10,148,930	976,046	(4,537)	11,120,439
Operating income (loss)	2,929,125	(1,171)	—	2,927,954
Net income (loss) attributable to DISH Network	1,512,402	3,505	—	1,515,907

Year Ended December 31, 2010
Total revenue	$12,640,744	$—	$—	$12,640,744
Depreciation and amortization	983,965	—	—	983,965
Total costs and expenses	10,699,916	—	—	10,699,916
Operating income (loss)	1,940,828	—	—	1,940,828
Net income (loss) attributable to DISH Network	984,729	—	—	984,729

Year Ended December 31, 2009
Total revenue	$11,664,151	$—	$—	$11,664,151
Depreciation and amortization	940,033	—	—	940,033
Total costs and expenses	10,277,221	—	—	10,277,221
Operating income (loss)	1,386,930	—	—	1,386,930
Net income (loss) attributable to DISH Network	635,545	—	—	635,545

(1)          The year ended December 31, 2011 reflects Blockbuster results from the acquisition date of April 26, 2011 through December 31, 2011.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the goods and services are provided.  During the year ended December 31, 2011, our international revenue includes transactions with customers in United Kingdom, Mexico and Denmark totaling $242 million, $117 million and $45 million, respectively.

18.    Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2011, 2010 and 2009 are as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2011	$29,650	$100,321	$(117,621)	$12,350
December 31, 2010	$16,372	$115,478	$(102,200)	$29,650
December 31, 2009	$15,207	$112,025	$(110,860)	$16,372

19.    Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Year ended December 31, 2011:
Total revenue	$3,224,131	$3,590,161	$3,602,651	$3,631,450
Operating income (loss)	983,353	717,782	624,839	601,980
Net income (loss)	549,326	334,838	318,978	312,436
Net income (loss) attributable to DISH Network	549,394	334,760	319,099	312,654
Basic net income (loss) per share attributable to DISH Network	$1.24	$0.75	$0.72	$0.70
Diluted net income (loss) per share attributable to DISH Network	$1.22	$0.75	$0.71	$0.70

Year ended December 31, 2010:
Total revenue	$3,057,395	$3,169,042	$3,207,728	$3,206,579
Operating income (loss)	456,979	525,810	454,657	503,382
Net income (loss)	230,915	256,984	244,978	251,855
Net income (loss) attributable to DISH Network	230,947	256,990	244,964	251,828
Basic net income (loss) per share attributable to DISH Network	$0.52	$0.57	$0.55	$0.57
Diluted net income (loss) per share attributable to DISH Network	$0.52	$0.57	$0.55	$0.56

20.    Related Party Transactions

Related Party Transactions with EchoStar

Following the Spin-off, EchoStar has operated as a separate public company, and we have no continued ownership interest in EchoStar.  However, a substantial majority of the voting power of the shares of both companies is owned

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

EchoStar is our primary supplier of set-top boxes and digital broadcast operations and our key supplier of transponder capacity.  Generally, the prices charged for products and services provided under the agreements are based on pricing equal to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided.

Since the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  We also may enter into additional agreements with EchoStar in the future.  The following is a summary of the terms of the principal agreements that we have entered into with EchoStar that may have an impact on our financial position and results of operations.

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

“Services and other revenue - EchoStar”

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive from us the following services, among others certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement).  The Professional Services Agreement automatically renewed on January 1, 2012 for an additional one-year period until January 1, 2013 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

Management Services Agreement.  We entered into a Management Services Agreement with EchoStar pursuant to which we make certain of our officers available to provide services (which are primarily legal and accounting services) to EchoStar.  Specifically, Paul W. Orban remains employed by us, but also serves as EchoStar’s Senior Vice President and Controller.  In addition, R. Stanton Dodge also served as EchoStar’s Executive Vice President, General Counsel and Secretary through November 2011.  EchoStar makes payments to us based upon an allocable portion of the personnel costs and expenses incurred by us with respect to such officers (taking into account wages and fringe benefits).  These allocations are based upon the estimated percentages of time to be spent by our executive officers performing services for EchoStar under the management services agreement.  EchoStar also reimburses us for direct out-of-pocket costs incurred by us for management services provided to EchoStar.  We and EchoStar evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and EchoStar mutually agree upon.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The management services agreement automatically renewed on January 1, 2012 for an additional one-year period until January 1, 2013 and renews automatically for successive one-year periods thereafter, unless terminated earlier:  (i) by EchoStar at any time upon at least 30 days notice; (ii) by us at the end of any renewal term, upon at least 180 days notice; or (iii) by us upon notice to EchoStar, following certain changes in control.

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

“Satellite and transmission expenses — EchoStar”

Broadcast Agreement.  In connection with the Spin-off, we and EchoStar entered into a broadcast agreement pursuant to which EchoStar provided certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services for a period ending on January 1, 2012 (the “Prior Broadcast Agreement”).  We had the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to EchoStar.  If we terminated teleport services for a reason other than our breach, we were obligated to pay EchoStar the aggregate amount of the remainder of the expected cost of providing the teleport services.  The fees for the services provided under the Prior Broadcast Agreement were calculated at cost plus a fixed margin, which varied depending on the nature of the products and services provided.

Effective January 1, 2012, we and EchoStar entered into a new broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which EchoStar will continue to provide broadcast services to us, for the period from January 1, 2012 to December 31, 2016.  The material terms of the 2012 Broadcast Agreement are substantially the same as the material terms of the Prior Broadcast Agreement, except that:  (i) the fees for services provided under the 2012 Broadcast Agreement are calculated at either:  (a) EchoStar’s cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided; and (ii) if we terminate the teleport services provided under the 2012 Broadcast Agreement for a reason other than EchoStar’s breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.  At the commencement of the 2012 Broadcast Agreement the aggregate pricing for the services provided thereunder was substantially the same as the aggregate pricing for the services provided under the Prior Broadcast Agreement at the time of its expiration.

Broadcast Agreement for Certain Sports Related Programming.  During May 2010, we and EchoStar entered into a broadcast agreement pursuant to which EchoStar provides certain broadcast services to us in connection with our carriage of certain sports related programming.  The term of this agreement is for ten years.  If we terminate this agreement for a reason other than EchoStar’s breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.  The fees for the broadcast services provided under this agreement depend, among other things, upon the cost to develop and provide such services.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellite Capacity Leased from EchoStar.  Since the Spin-off, we entered into certain satellite capacity agreements pursuant to which we lease certain satellite capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease.  The term of each lease is set forth below:

EchoStar III, VI, VIII and XII.  We lease certain satellite capacity from EchoStar on EchoStar VI, VIII and XII.  The leases generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  In August 2010, our lease of EchoStar III terminated when it was replaced by EchoStar XV.

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

Nimiq 5 Agreement.  During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During 2009, EchoStar also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which we currently receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussion under “Guarantees” in Note 16.

Under the terms of the DISH Telesat Agreement, we make certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Telesat Agreement, the service term will expire ten years following the date it was placed into service.  Upon expiration of the initial term we have the option to renew the DISH Telesat Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the DISH Telesat Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.  The QuetzSat-1 Transponder Agreement will be accounted for as an operating lease.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

at the 67.1 degree orbital location while we and EchoStar explore alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar is providing us with alternate capacity at the 77 degree orbital location.

Under the terms of the QuetzSat-1 Transponder Agreement, we will make certain monthly payments to EchoStar commencing when the QuetzSat-1 satellite is placed into service at the 77 degree orbital location and continuing through the remainder of the service term.  Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the initial service term will expire in November 2021.  Upon expiration of the initial term, we have the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end of life of the QuetzSat-1 satellite.  Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the QuetzSat-1 Transponder Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

TT&C Agreement.  In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we received TT&C services from EchoStar for a period ending on January 1, 2012 (the “Prior TT&C Agreement”).  The fees for services provided under the Prior TT&C Agreement were calculated at cost plus a fixed margin.  We were able to terminate the Prior TT&C Agreement for any reason upon 60 days notice.

On January 1, 2012, we entered into a TT&C agreement pursuant to which we will continue to receive TT&C services from EchoStar for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The material terms of the 2012 TT&C Agreement are substantially the same as the material terms of the Prior TT&C Agreement, except that the fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.

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

	For the Years Ended December 31,
Purchases from EchoStar	2011	2010	2009
	(In thousands)
Set-top boxes and other equipment	$1,158,293	$1,470,173	$1,174,763

Set-top boxes and other equipment included in “Cost of sales — subscriber promotion subsidies — EchoStar”	$249,440	$175,777	$188,793

In connection with the Spin-off, we and EchoStar entered into a receiver agreement pursuant to which we had the right, but not the obligation, to purchase digital set-top boxes and related accessories, and other equipment from EchoStar for a period ending on January 1, 2012 (the “Prior Receiver Agreement”).  The Prior Receiver Agreement allowed us to purchase digital set-top boxes, related accessories and other equipment from EchoStar at cost plus a fixed percentage margin, which varied depending on the nature of the equipment purchased.  Additionally, EchoStar provided us with standard manufacturer warranties for the goods sold under the Prior Receiver Agreement.  We were able to terminate the Prior Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar was able to terminate the Prior Receiver Agreement if certain entities were to acquire us.  The Prior Receiver Agreement also included an indemnification provision, whereby the parties indemnified each other for certain intellectual property matters.

Effective January 1, 2012, we and EchoStar entered into a new agreement (the “2012 Receiver Agreement”) pursuant to which we continue to have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We have an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

notice prior to the end of the term.  The material terms of the 2012 Receiver Agreement are substantially the same as the material terms of the Prior Receiver Agreement, except that the 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be impaired if these costs increase.  At the commencement of the 2012 Receiver Agreement, the aggregate pricing for the digital set-top boxes, related accessories, and other equipment sold under the 2012 Receiver Agreement was substantially the same as the aggregate pricing for the products and equipment sold under the Prior Receiver Agreement at the time of its expiration.

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

•                  Gilbert Lease Agreement.  The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona is a month-to-month lease and can be terminated by either party upon 30 days prior notice.

•                  Cheyenne Lease Agreement.  Effective January 1, 2012, we and EchoStar entered into a lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming for a period ending on December 31, 2031.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Blockbuster.  On April 26, 2011, we completed the Blockbuster Acquisition.  During the second quarter 2011, EchoStar acquired Hughes Communications, Inc. (“Hughes”), which provides broadband products and services.  During the year ended December 31, 2011, Blockbuster purchased $2 million of broadband products and services from Hughes.  As of December 31, 2011, we had $1 million payable to EchoStar for Hughes providing these broadband products and services to Blockbuster.

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

Move Networks Services Agreement.  In the fourth quarter 2011, EchoStar granted us the right to use Move Network’s software and video publishing systems, which facilitate the streaming, downloading and distribution of audio and video content to set-top boxes via the Internet.  The fees for the services provided under this agreement are based upon a fixed fee which varies based upon the number of set-top boxes in a given month that access Move Network’s software.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon at least 180 days notice to EchoStar.

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

TiVo.  On April 29, 2011, we and EchoStar entered into a settlement agreement with TiVo Inc.  See Note 16 for further discussion.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Weather Related Programming Agreement.  During May 2010, we entered into an agreement pursuant to which, among other things, EchoStar agreed to develop certain weather related programming and we received the right to distribute such programming.  This agreement was terminated during June 2010.  In July 2010, we purchased EchoStar’s interest in the entity that was developing such weather related programming for $5 million.

International Programming Rights Agreement.  During the year ended December 31, 2011 we made no purchases and for the years ended December 31, 2010 and 2009 we purchased $2 million and $8 million, respectively, of certain international rights for sporting events from EchoStar, included in “Subscriber-related expenses” on the Consolidated Statements of Operations and Comprehensive Income (Loss), of which EchoStar only retained a certain portion.

Acquisition of South.com, L.L.C.  During October 2010, we purchased all of South.com, L.L.C. from EchoStar and another party for $5 million.  South.com, L.L.C. is an entity that holds certain authorizations for multichannel video and data distribution service (“MVDDS”) spectrum in the United States.

Patent Cross-License Agreements.  During December 2011, we and EchoStar entered into separate patent cross-license agreements with the same third party whereby: (i) EchoStar and such third party licensed their respective patents to each other subject to certain conditions; and (ii) we and such third party licensed our respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”).  Each Cross License Agreement covers patents acquired by the respective party prior to January 1, 2017 and aggregate payments under both Cross-License Agreements total less than $10 million. Each Cross License Agreement also contains an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 1, 2022.  If both options are exercised, the aggregate additional payments to such third party would total less than $3 million.  However, we and EchoStar may elect to extend our respective Cross-License Agreement independent of each other.  Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenues of us and EchoStar, we and EchoStar agreed to allocate our respective payments to such third party based on our respective percentage of combined total revenue.

Sprint Settlement Agreement.  On November 3, 2011, we and Sprint entered into the Sprint Settlement Agreement pursuant to which all disputed issues relating to our acquisition of DBSD North America and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to the Sprint Clearing Costs.  EchoStar was a party to the Sprint Settlement Agreement solely for the purposes of executing a mutual release between it and Sprint relating to the Sprint Clearing Costs.  As of December 31, 2011, EchoStar is currently a holder of certain TerreStar debt instruments.  Pursuant to the terms of the Sprint Settlement Agreement, we made a net payment of approximately $114 million to Sprint, which is included on our Consolidated Balance Sheets under the caption “Other noncurrent assets, net.”  As this payment relates directly to our acquisitions of DBSD North America and TerreStar, the $114 million will be allocated evenly between these investments as purchase consideration on the dates of the respective closings.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Related Party Transactions with NagraStar L.L.C.

NagraStar is a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$77,705	$79,547	$81,904

	As of December 31,
	2011	2010
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$5,853	$13,272