Form 10-Q
period 2012-03-31
DISH Network CORP
filed 2012-05-07
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.

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

As of April 30, 2012, the registrant’s outstanding common stock consisted of 211,376,861 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

•                  Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.

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

•                  We rely on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

•                  We operate in an extremely competitive environment and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services, the failure of which could negatively impact our business.

i

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

Acquisition and Capital Structure Risks Affecting our Business

•                  We made a substantial investment to acquire certain wireless spectrum licenses and other assets from DBSD North America and TerreStar.  We will be required to make significant additional investments or partner with others to commercialize these assets.

•                  We made a substantial investment to acquire certain 700 MHz wireless spectrum licenses and will be required to make significant additional investments or partner with others to commercialize these licenses.

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

In this report, the words “DISH Network,” the “Company,” “we,” “our” and “us” refer to DISH Network Corporation and its subsidiaries, unless the context otherwise requires.  “EchoStar” refers to EchoStar Corporation and its subsidiaries, unless the context otherwise requires.

iii

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$1,358,668	$609,108
Marketable investment securities (Note 5)	1,334,546	1,431,745
Trade accounts receivable - other, net of allowance for doubtful accounts of $11,679 and $12,350, respectively	757,565	778,443
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	19,002	16,374
Inventory	670,008	707,151
Deferred tax assets	73,014	73,014
Other current assets	136,674	131,988
Total current assets	4,349,477	3,747,823

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 5)	133,872	132,435
Property and equipment, net of accumulated depreciation of $2,919,747 and $2,862,626, respectively (Note 7 and 8)	4,313,678	3,169,891
FCC authorizations (Note 7 and 8)	3,340,441	1,391,441
Marketable and other investment securities (Note 5)	121,349	112,132
Investment in DBSD North America (Note 8)	—	1,297,614
TerreStar Transaction (Note 8)	—	1,345,000
Other noncurrent assets, net	150,695	273,895
Total noncurrent assets	8,060,035	7,722,408
Total assets	$12,409,512	$11,470,231

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$239,358	$225,556
Trade accounts payable - EchoStar	284,407	229,852
Deferred revenue and other	832,676	832,390
Accrued programming	1,112,696	1,067,625
Litigation accrual (Note 11)	70,999	65,580
Other accrued expenses	995,003	763,863
Current portion of long-term debt and capital lease obligations (Note 9)	35,980	35,645
Total current liabilities	3,571,119	3,220,511

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion (Note 9)	7,474,426	7,458,134
Deferred tax liabilities	1,188,206	974,414
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	231,344	236,175
Total long-term obligations, net of current portion	8,893,976	8,668,723
Total liabilities	12,465,095	11,889,234

Commitments and Contingencies (Note 11)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 265,123,445 and 264,732,074 shares issued, 209,005,185 and 208,613,814 shares outstanding, respectively	2,651	2,647
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,303,908	2,274,005
Accumulated other comprehensive income (loss)	55,430	82,043
Accumulated earnings (deficit)	(851,680)	(1,211,990)
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	(56,766)	(420,370)
Noncontrolling interest	1,183	1,367
Total stockholders’ equity (deficit)	(55,583)	(419,003)
Total liabilities and stockholders’ equity (deficit)	$12,409,512	$11,470,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
Revenue:
Subscriber-related revenue	$3,224,465	$3,199,099
Equipment and merchandise sales, rental and other revenue	350,737	16,001
Equipment sales, services and other revenue - EchoStar	6,667	9,031
Total revenue	3,581,869	3,224,131

Costs and Expenses (exclusive of depreciation shown separately below - Note 7):
Subscriber-related expenses	1,762,753	1,693,695
Satellite and transmission expenses:
EchoStar	109,854	108,913
Other	11,679	10,200
Cost of sales - equipment, merchandise, services, rental and other	142,262	22,267
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar	82,274	54,426
Other subscriber promotion subsidies	226,389	226,841
Subscriber acquisition advertising	89,374	73,632
Total subscriber acquisition costs	398,037	354,899
General and administrative expenses - EchoStar	12,082	11,940
General and administrative expenses	364,093	149,844
Litigation expense (Note 11)	—	(340,677)
Depreciation and amortization (Note 7)	208,698	229,697
Total costs and expenses	3,009,458	2,240,778

Operating income (loss)	572,411	983,353

Other Income (Expense):
Interest income	7,089	6,286
Interest expense, net of amounts capitalized	(138,013)	(120,179)
Other, net	110,282	11,633
Total other income (expense)	(20,642)	(102,260)

Income (loss) before income taxes	551,769	881,093
Income tax (provision) benefit, net	(191,643)	(331,767)
Net income (loss)	360,126	549,326
Less: Net income (loss) attributable to noncontrolling interest	(184)	(68)
Net income (loss) attributable to DISH Network	$360,310	$549,394

Weighted-average common shares outstanding - Class A and B common stock:
Basic	447,289	443,360
Diluted	449,880	448,850

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.81	$1.24
Diluted net income (loss) per share attributable to DISH Network	$0.80	$1.22

Comprehensive Income (Loss):
Net income (loss)	$360,126	$549,326
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,253	—
Unrealized holding gains (losses) on available-for-sale securities	51,021	67,800
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(80,887)	(6,296)
Deferred income tax (expense) benefit	—	—
Total other comprehensive income (loss), net of tax	(26,613)	61,504
Comprehensive income (loss)	333,513	610,830
Less: Comprehensive income (loss) attributable to noncontrolling interest	(184)	(68)
Comprehensive income (loss) attributable to DISH Network	$333,697	$610,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$360,126	$549,326
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	208,698	229,697
Realized and unrealized losses (gains) on investments	(110,062)	(11,618)
Non-cash, stock-based compensation	23,182	15,177
Deferred tax expense (benefit)	3,597	221,798
Other, net	6,273	3,826
Change in noncurrent assets	15,567	(4,175)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(6,014)	(8,738)
Changes in current assets and current liabilities, net	357,183	(150,998)
Net cash flows from operating activities	858,550	844,295

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(289,168)	(1,214,236)
Sales and maturities of marketable investment securities	428,300	1,284,087
Purchases of property and equipment	(168,928)	(232,952)
Change in restricted cash and marketable investment securities	(1,581)	(42,000)
DBSD North America Transaction, less of cash acquired of $5,230 (Note 8)	(40,015)	(85,125)
TerreStar Transaction (Note 8)	(36,942)	—
Purchase of other strategic investments	—	(37,675)
Proceeds from sale of strategic investments	—	11,327
Other	(903)	(291)
Net cash flows from investing activities	(109,237)	(316,865)

Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(8,458)	(8,498)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	5,751	3,596
Other	1,045	322
Net cash flows from financing activities	(1,662)	(4,580)

Effect of exchange rates on cash and cash equivalents	1,909	—

Net increase (decrease) in cash and cash equivalents	749,560	522,850
Cash and cash equivalents, beginning of period	609,108	640,672
Cash and cash equivalents, end of period	$1,358,668	$1,163,522

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$114,226	$114,752
Cash received for interest	$10,108	$7,363
Cash paid for income taxes	$13,788	$7,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Business Activities

Principal Business

DISH Network Corporation is a holding company.  Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our”) operate three primary segments.

•                  DISH.  The DISH® branded direct broadcast satellite (“DBS”) pay-TV service had 14.071 million subscribers in the United States as of March 31, 2012.  The DISH branded pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a third-party leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

•                  Blockbuster.  On April 26, 2011, we completed the acquisition of most of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  The financial results of our Blockbuster operations are included in our financial results beginning April 26, 2011.  Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand® service.

•                  Wireless Spectrum.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain build-out requirements.  On March 9, 2012, we closed the acquisitions of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”) and substantially all of the assets of TerreStar Networks, Inc. (“TerreStar”), pursuant to which we acquired, among other things, 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for DBSD North America (the “DBSD Transaction”), $1.382 billion for TerreStar (the “TerreStar Transaction”), and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.  See Note 8 for further information.

We currently generate an immaterial amount of revenue and incur operating expenses associated with certain satellite operations and regulatory compliance from our wireless spectrum assets.  As we review our options for the commercialization of this wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and construction of a wireless network.

On March 21, 2012, the FCC released a notice of proposed rule making (“NPRM”) that could result in the elimination of the Mobile-Satellite Service (“MSS”) “integrated service” and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify our licenses to allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  We cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which we may need to comply to avail ourselves of any changes to the rules.  See Note 11 for further information.

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 10-K”).  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

As of March 31, 2012 and December 31, 2011, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities, excluding the “Current portion of long-term debt and capital lease obligations,” is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 5.

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

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Net income (loss) attributable to DISH Network	$360,310	$549,394

Weighted-average common shares outstanding - Class A and B common stock:
Basic	447,289	443,360
Dilutive impact of stock awards outstanding	2,591	5,490
Diluted	449,880	448,850

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.81	$1.24
Diluted net income (loss) per share attributable to DISH Network	$0.80	$1.22

As of March 31, 2012 and 2011, there were stock awards to purchase 3.4 million and 7.1 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is antidilutive.

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our performance-based stock incentive plans (“Restricted Performance Units”) is contingent upon meeting certain goals, some of which are not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of March 31,
	2012	2011
	(In thousands)
Performance-based options	9,619	10,859
Restricted Performance Units and other	1,281	1,101
Total	10,900	11,960

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

4.                                      Other Comprehensive Income Related Tax Effects

The following table presents the tax effects on each component of other comprehensive income.  A full valuation allowance has been established against any deferred tax assets that are capital in nature.

	For the Three Months
	Ended March 31,
	2012			2011
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$3,253	$—	$3,253	$—	$—	$—
Unrealized holding gains (losses) on available-for-sale securities	51,021	—	51,021	67,800	—	67,800
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(80,887)	—	(80,887)	(6,296)	—	(6,296)
Other comprehensive income (loss)	$(26,613)	$—	$(26,613)	$61,504	$—	$61,504

5.                                      Marketable Investment Securities, Restricted Cash  and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents and other investment securities consist of the following:

	As of
	March 31,	December 31,
	2012	2011
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$185,005	$160,555
Current marketable investment securities - strategic	452,082	360,052
Current marketable investment securities - other	697,459	911,138
Total current marketable investment securities	1,334,546	1,431,745
Restricted marketable investment securities (1)	76,700	65,843
Noncurrent marketable investment securities - ARS and MBS (2)	118,470	109,327
Total marketable investment securities	1,529,716	1,606,915

Restricted cash and cash equivalents (1)	57,172	66,592

Other investment securities:
Other investment securities - cost method (2)	2,879	2,805
Investment in DBSD North America (Note 8)	—	1,297,614
Total other investment securities	2,879	1,300,419

Total marketable investment securities, restricted cash and cash equivalents and other investment securities	$1,589,767	$2,973,926

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale, except as specified below.

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities include strategic and financial investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of March 31, 2012, a significant portion of our strategic investment portfolio consisted of securities of several issuers, and a significant portion of the value of that portfolio depends on the value of those issuers.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of March 31, 2012 and December 31, 2011, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation (See Note 11).

Noncurrent Marketable Investment Securities — ARS and MBS

We have investments in ARS and MBS which are either classified as available-for-sale securities or are accounted for under the fair value method.  Previous events in the credit markets reduced or eliminated current liquidity for certain of our ARS and MBS investments.  As a result, we classify these investments as noncurrent assets, as we intend to hold these investments until they recover or mature.

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

Fair Value Election.  As of March 31, 2012, our ARS and MBS noncurrent marketable investment securities portfolio of $118 million includes $69 million of securities accounted for under the fair value method.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in noncurrent “Marketable and other investment securities” on our Condensed Consolidated Balance Sheets and accounted for using the cost, equity and/or fair value methods of accounting.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2012 and December 31, 2011, we had accumulated net unrealized gains of $61 million and $91 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  A full valuation allowance has been established against any deferred taxes that are capital in nature.  The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2012				As of December 31, 2011
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$185,005	$—	$—	$—	$160,555	$—	$—	$—
ARS and MBS	49,940	1,056	(10,630)	(9,574)	46,657	848	(14,486)	(13,638)
ARS fair value election	68,530	—	—	—	62,670	—	—	—
Other (including restricted)	858,719	10,066	(1,250)	8,816	994,021	5,525	(6,565)	(1,040)
Equity securities:
Other	367,522	113,886	(51,813)	62,073	343,012	89,044	(61,934)	27,110
Subtotal	1,529,716	125,008	(63,693)	61,315	1,606,915	95,417	(82,985)	12,432
Investment in DBSD North America (1)	—	—	—	—	839,009	78,749	—	78,749
Total	$1,529,716	$125,008	$(63,693)	$61,315	$2,445,924	$174,166	$(82,985)	$91,181

(1)          Of our total investment in DBSD North America of $1.298 billion as of December 31, 2011, $839 million was invested in 7.5% Convertible Senior Secured Notes due 2009, which were accounted for as available-for-sale investments prior to the DBSD Transaction.

As of March 31, 2012, restricted and non-restricted marketable investment securities include debt securities of $881 million with contractual maturities of one year or less and $281 million with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of March 31, 2012, the unrealized losses on our investments in equity securities represent investments in several companies in the telecommunications and technology industries.  We are not aware of any specific factors which indicate the unrealized losses in these investments are due to anything other than temporary market fluctuations.  As of March 31, 2012 and December 31, 2011, the unrealized losses on our investments in debt securities primarily represent investments in auction rate and mortgage backed securities.  We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	March 31, 2012		December 31, 2011
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$439,812	$(796)	$694,199	$(4,793)
12 months or more	61,872	(11,084)	98,240	(16,258)
Equity Securities:
Less than 12 months	218,885	(51,813)	247,683	(61,934)
12 months or more	—	—		—
Total	$720,569	$(63,693)	$1,040,122	$(82,985)

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$1,146,565	$46,748	$1,099,817	$—	$397,777	$46,371	$351,406	$—

Debt securities:
VRDNs	$185,005	$—	$185,005	$—	$160,555	$—	$160,555	$—
ARS and MBS	118,470	—	3,409	115,061	109,327	—	3,412	105,915
Other (including restricted)	858,719	—	858,719	—	994,021	—	994,021	—

Equity securities	367,522	367,522	—	—	343,012	343,012	—	—

Subtotal	1,529,716	367,522	1,047,133	115,061	1,606,915	343,012	1,157,988	105,915
Investment in DBSD North America (1)	—	—	—	—	839,009	—	—	839,009
Total	$1,529,716	$367,522	$1,047,133	$115,061	$2,445,924	$343,012	$1,157,988	$944,924

(1)   Of our total investment in DBSD North America of $1.298 billion as of December 31, 2011, $839 million was invested in 7.5% Convertible Senior Secured Notes due 2009, which were accounted for as available-for-sale investments prior to the DBSD Transaction.

As of March 31, 2012, our Level 3 investments consist predominately of ARS and MBS.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  The valuation models used for some of our ARS investments require an evaluation of the underlying instruments held by the trusts that issue these securities.  For our other ARS and MBS securities, our evaluation uses, among other

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect other claims to trust assets or to reflect a liquidity discount based on the lack of an active market for these securities.

Changes in Level 3 instruments are as follows:

	For the Three Months
	Ended March 31,
Level 3 Investment Securities	2012	2011
	(In thousands)
Balance as of December 31, 2011 and 2010	$944,924	$168,993
Net realized and unrealized gains (losses) included in earnings	84,726	3,314
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	(74,929)	57,803
Purchases	—	—
Settlements (1)	(839,660)	(762)
Issuances	—	—
Transfers from level 2 to level 3	—	—
Balance as of March 31, 2012 and 2011	$115,061	$229,348

(1)  For the three months ended March 31, 2012, this amount primarily relates to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009.  See Note 8 for further information.

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” income and expense included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Three Months
	Ended March 31,
Other Income (Expense):	2012	2011
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$4,619	$6,391
Marketable investment securities - unrealized gains (losses) on investments accounted for at fair value	8,479	(4,773)
Marketable investment securities - gains (losses) on conversion of DBSD North America Notes (1)	99,445	—
Other investment securities - gains (losses) on sales/exchanges	—	10,000
Marketable investment securities - other-than-temporary impairments	(2,481)	—
Other	220	15
Total	$110,282	$11,633

(1)         During the three months ended March 31, 2012, we recognized a $99 million non-cash gain related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  See Note 8 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

6.             Inventory

Inventory consists of the following:

	As of
	March 31,	December 31,
	2012	2011
	(In thousands)
DISH:
Finished goods - DBS	$298,771	$295,058
Raw materials	141,423	183,711
Work-in-process - used	38,160	29,228
Work-in-process - new	3,261	2,308
Total DISH inventory	481,615	510,305
Blockbuster:
Rental library	93,625	104,238
Merchandise	90,920	92,608
Total Blockbuster inventory	184,545	196,846
Wireless Spectrum:
Finished goods	3,848	—
Total Wireless Spectrum inventory	3,848	—
Total inventory	$670,008	$707,151

7.             Property and Equipment

“Property and equipment, net” on our Condensed Consolidated Balance Sheets totaled $4.314 billion as of March 31, 2012, a $1.144 billion increase compared to December 31, 2011.  This increase was primarily related to the closing of the DBSD Transaction and the TerreStar Transaction and the associated purchase price allocation to the assets acquired and the liabilities assumed.  See Note 8 for further information.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Equipment leased to customers	$152,443	$182,987
Satellites	33,837	32,091
Buildings, furniture, fixtures, equipment and other	22,418	14,619
Total depreciation and amortization	$208,698	$229,697

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DBS Satellites

We currently utilize 13 DBS satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we own and depreciate over the useful life of each satellite.  We currently utilize capacity on five DBS satellites from EchoStar, which are accounted for as operating leases.  See Note 13 for further discussion of our

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

satellite leases with EchoStar.  We also lease two DBS satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

S-band Satellites

As a result of the DBSD Transaction and the TerreStar Transaction, three S-band satellites were added to our satellite fleet, including two in-orbit satellites and one satellite under construction, discussed below.

EchoStar G1.  EchoStar G1 was launched in April 2008 by DBSD North America and is currently located at the 92.85 degree orbital location.  EchoStar G1 was designed to meet a minimum 15-year useful life.

EchoStar T1.  EchoStar T1 was launched in July 2009 by TerreStar and currently operates at the 111.1 degree orbital location.  EchoStar T1 was designed to meet a minimum 15-year useful life.  Prior to the TerreStar Transaction, this satellite experienced certain solar array anomalies.  While these anomalies did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar T2.  In December 2007, TerreStar entered into an agreement with Space Systems/Loral, Inc. (“SS/L”) for the design and manufacture of EchoStar T2.  We expect EchoStar T2 to be completed during 2012.

Satellite Anomalies

Operation of our pay-TV service requires that we have adequate DBS satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by expanding local high definition (“HD”) coverage and offering more HD national channels.  While we generally have had in-orbit DBS satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

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

Prior to 2012, certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and/or commercial operation of any of the satellites in our fleet.  See “Long-Lived DBS Satellite Assets” below for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We do not anticipate carrying insurance for any of the in-orbit satellites that we use, and we will bear the risk associated with any in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar I.  EchoStar I was designed to meet a minimum 12 year useful life. During first quarter 2012, we determined that EchoStar I experienced a communications receiver anomaly.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.  EchoStar I was fully depreciated during 2007.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

EchoStar XI.  EchoStar XI was designed to meet a minimum 12-year useful life.  During first quarter 2012, we determined that EchoStar XI experienced solar array anomalies that reduced the total power available for use by the spacecraft.  While these anomalies did not reduce the estimated useful life of the satellite to less than 12 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar XIV.  EchoStar XIV was designed to meet a minimum 15-year useful life.  During third quarter 2011 and first quarter 2012, we determined that EchoStar XIV experienced solar array anomalies that reduced the total power available for use by the spacecraft.  While these anomalies did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

EchoStar VI.  Prior to 2012, EchoStar VI experienced solar array anomalies which impacted the commercial operation of the satellite.  EchoStar VI also previously experienced the loss of traveling wave tube amplifiers (“TWTAs”).  During first quarter 2012, EchoStar determined that EchoStar VI experienced the loss of two additional TWTAs increasing the total number of TWTAs lost to five.  While the recent loss of TWTAs did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not impact its commercial operation.

Long-Lived DBS Satellite Assets.  We evaluate our DISH branded pay-TV DBS satellite fleet for impairment as one asset group and test for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of an individual satellite, based on the redundancy designed within each satellite and considering the asset grouping, these anomalies are not considered to be significant events that would require evaluation for impairment recognition.  Unless and until a specific satellite is abandoned or otherwise determined to have no service potential, the net carrying amount related to the satellite would not be written off.

FCC Authorizations

“FCC authorizations” on our Condensed Consolidated Balance Sheets totaled $3.340 billion as of March 31, 2012, a $1.949 billion increase compared to December 31, 2011.  This increase was related to the closing of the DBSD Transaction and the TerreStar Transaction and the associated purchase price allocation to the assets acquired and the liabilities assumed.  See Note 8 for further discussion of the DBSD Transaction and the TerreStar Transaction.

We currently do not have any satellites positioned at the 148 degree orbital location as a result of the retirement of EchoStar V.  While we have requested the necessary approval from the FCC for the continued use of this orbital location, there can be no assurance that the FCC will determine that our proposed future use of this orbital location complies fully with all licensing requirements.  If the FCC decides to revoke this license, we may be required to write-off its $68 million carrying value.  We cannot predict the outcome or the timing of the FCC’s decision and any associated write-off as a result of the FCC’s decision.

8.             Acquisitions

DBSD North America and TerreStar Transactions

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we closed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, we and Sprint

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Nextel Corporation (“Sprint”) entered into a mutual release and settlement agreement (the “Sprint Settlement Agreement”) pursuant to which all disputed issues relating to the DBSD Transaction and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, we made a net payment of approximately $114 million to Sprint.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and we cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On March 21, 2012, the FCC released an NPRM that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify our licenses to allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM are due on or before May 17, 2012, and reply comments are due on or before June 1, 2012.  While the FCC has indicated its intent to complete the NPRM during 2012, we cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which we may need to comply to avail ourselves of any changes to the rules.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, we will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments, which may affect the carrying value of these assets and our future financial condition or results of operations.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

For the purposes of acquisition accounting, management determined that the DBSD Transaction and the TerreStar Transaction, together with the net payment pursuant to the Sprint Settlement Agreement, should be accounted for as a single transaction.  In reaching this conclusion, management considered, among other things, the fact that the transactions occurred in contemplation of one another and the expectation that the acquired assets will be utilized as a single integrated service.  The total consideration of approximately $2.860 billion in connection with the DBSD Transaction and the TerreStar Transaction included $2.761 billion in cash and a $99 million non-cash gain related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009.  Of this non-cash gain, $78 million was included as a component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” on our Condensed Consolidated Balance Sheets as of December 31, 2011.  We have recognized the acquired assets and assumed liabilities based on our preliminary estimates of fair value at their acquisition date.  We expense all transaction costs related to the acquisition as incurred.

Preliminary
Purchase
Price
Allocation
(In thousands)
Cash	$5,230
Current assets	8,487
Property and equipment	1,207,000
Goodwill	31,000
FCC Authorizations	1,949,000
Current liabilities	(341,069)
Total acquisition consideration	$2,859,648

The determination of the fair value of the acquired assets and assumed liabilities requires significant analysis and judgment.  As of the date of issuance of these financial statements, we have not completed our valuation analysis and calculations in sufficient detail necessary to finalize our estimates.  The assets acquired in the DBSD Transaction and the TerreStar Transaction consist primarily of certain satellite assets and wireless spectrum licenses.  The fair value of satellite assets and wireless spectrum licenses are the most significant areas not yet finalized.  We expect to complete our final fair value determinations no later than the first quarter 2013.  Our final fair value determinations may be significantly different than those reflected in our Condensed Consolidated Financial Statements at March 31, 2012.

Pro forma revenue and earnings associated with the DBSD Transaction and the TerreStar Transaction are not included in this filing.  Due to the material ongoing modifications of the business, management has determined that insufficient information exists to accurately develop meaningful historical pro forma financial information.  Moreover, the historical results of operations of DBSD North America and TerreStar are not indicative of their potential prospective operations because DBSD North America and TerreStar were in bankruptcy proceedings and did not have significant operations in periods prior to the transactions.  As such, any historical pro forma information would not prove useful in assessing our post transaction earnings and cash flows.  We generated less than $1 million of revenue and incurred $8 million in operating expenses for the three months ended March 31, 2012 from our wireless spectrum assets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

9.             Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities:

	As of
	March 31, 2012		December 31, 2011
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
7 % Senior Notes due 2013	$500,000	$535,625	$500,000	$535,000
6 5/8% Senior Notes due 2014	1,000,000	1,090,000	1,000,000	1,060,000
7 3/4% Senior Notes due 2015	750,000	851,970	750,000	817,500
7 1/8% Senior Notes due 2016	1,500,000	1,662,750	1,500,000	1,593,750
7 7/8% Senior Notes due 2019	1,400,000	1,610,000	1,400,000	1,589,000
6 3/4% Senior Notes due 2021	2,000,000	2,005,000	2,000,000	2,140,000
Mortgages and other notes payable	96,252	96,252	71,871	71,871
Subtotal	7,246,252	$7,851,597	7,221,871	$7,807,121
Capital lease obligations (1)	264,154	NA	271,908	NA
Total long-term debt and capital lease obligations (including current portion)	$7,510,406		$7,493,779

(1)          Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

10.          Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of March 31, 2012, we had outstanding under these plans stock options to acquire 21.3 million shares of our Class A common stock and 1.3 million restricted stock units.  Stock options granted prior to and on March 31, 2012 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of March 31, 2012, we had 72.6 million shares of our Class A common stock available for future grant under our stock incentive plans.

During December 2011, we paid a dividend in cash of $2.00 per share on our outstanding Class A and Class B common stock to shareholders of record on November 17, 2011.  In light of such dividend, during January 2012, the exercise price of 21.2 million stock options, affecting approximately 600 employees, was reduced by $2.00 per share (the “2012 Stock Option Adjustment”).  Except as noted below, all information discussed below reflects the 2012 Stock Option Adjustment.

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  DISH Network and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

The following stock awards were outstanding:

	As of March 31, 2012
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH Network employees	18,762,631	1,186,376	791,554	53,620
Held by EchoStar employees	2,580,701	94,999	N/A	N/A
Total	21,343,332	1,281,375	791,554	53,620

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Stock Award Activity

Our stock option activity was as follows:

	For the Three Months
	Ended March 31, 2012
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	21,336,159	$20.53
Granted	411,000	$32.93
Exercised	(363,027)	$13.66
Forfeited and cancelled	(40,800)	$20.45
Total options outstanding, end of period	21,343,332	$18.90
Performance-based options outstanding, end of period (2)	9,619,075	$17.35
Exercisable at end of period	8,538,056	$20.05

(1)         The beginning of period weighted-average exercise price of $20.53 does not reflect the 2012 Stock Option Adjustment, which occurred subsequent to December 31, 2011.

(2)         These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Tax benefit from stock awards exercised	$1,743	$795

Based on the closing market price of our Class A common stock on March 31, 2012, the aggregate intrinsic value of our stock options was as follows:

	As of March 31, 2012
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$299,451	$109,990

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Our restricted stock unit activity was as follows:

	For the Three Months
	Ended March 31, 2012
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,284,708	$23.25
Granted	—	$—
Vested	—	$—
Forfeited and cancelled	(3,333)	$25.07
Total restricted stock units outstanding, end of period	1,281,375	$23.24
Restricted Performance Units outstanding, end of period (1)	1,281,375	$23.24

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of March 31, 2012, that assessment could change in the future.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the three months ended March 31, 2012, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion (1)
	(In thousands)
DISH Network awards held by DISH Network employees	$38,172	$30,587
EchoStar awards held by DISH Network employees	6,897	5,619
Total	$45,069	$36,206

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

During the first quarter 2011, we determined that all of the 2008 LTIP performance goals are probable of achievement.  As of March 31, 2012, approximately 45% of the 2008 LTIP awards had vested.  We are recognizing the associated non-cash stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period for vesting of the approximately 55% of the awards remaining, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

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

Although no awards vest until the performance goals are attained, we determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the three months ended March 31, 2012 and 2011, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain company-specific subscriber and financial goals was not probable as of March 31, 2012, that assessment could change in the future.

The non-cash stock-based compensation expense associated with these awards is as follows:

	For the Three Months
	Ended March 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2012	2011
	(In thousands)
2008 LTIP	$5,839	$12,804
Other employee performance awards	3,139	75
Total non-cash, stock-based compensation expense recognized for performance-based awards	$8,978	$12,879

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2012	$3,474	$3,139
Estimated contingent expense subsequent to 2012	3,619	47,594
Total estimated remaining expense over the term of the plan	$7,093	$50,733

Of the 21.3 million stock options and 1.3 million restricted stock units outstanding under our stock incentive plans, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of March 31, 2012
	Number of Awards	Weighted- Average Exercise Price
Performance-Based Stock Options
2005 LTIP	3,332,500	$21.12
2008 LTIP	3,286,575	$10.06
Other employee performance awards	3,000,000	$21.16
Total	9,619,075	$17.35

Restricted Performance Units and Other
2005 LTIP	359,830
2008 LTIP	21,545
Other employee performance awards	900,000
Total	1,281,375

Stock-Based Compensation

During the three months ended March 31, 2012, we incurred $14 million of additional non-cash, stock-based compensation expense in connection with the 2012 Stock Option Adjustment discussed previously.  This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Subscriber-related	$837	$977
General and administrative	22,345	14,200
Total non-cash, stock-based compensation	$23,182	$15,177

As of March 31, 2012, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $29 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 3.9% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Valuation

The fair value of each stock option for the three months ended March 31, 2012 and 2011 was originally estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

For the Three Months
Ended March 31,
Stock Options	2012	2011
Risk-free interest rate	0.51% - 1.29%	2.24% - 2.68%
Volatility factor	38.80% - 39.34%	35.82% - 39.59%
Expected term of options in years	3.4 - 5.9	4.9 - 6.3
Weighted-average fair value of options granted	$9.49 - $12.69	$9.16 - $9.81

On December 1, 2011, we paid a $2.00 cash dividend per share on our outstanding Class A and Class B common stock.  While we currently do not intend to declare additional dividends on our common stock, we may elect to do so from time to time.  Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model is set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions.  Changes in the subjective input assumptions can materially affect the fair value estimate.

We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.

11.                               Commitments and Contingencies

Wireless Spectrum

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain build-out requirements.  To commercialize these licenses and satisfy the associated FCC build-out requirements, we will be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to these licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect our future financial condition or results of operations.  Part or all of these licenses may be terminated if the associated FCC build-out requirements are not satisfied.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these investments and profitably deploy the spectrum represented by the 700 MHz licenses.

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we closed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and we

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On March 21, 2012, the FCC released an NPRM that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify our licenses to allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM are due on or before May 17, 2012, and reply comments are due on or before June 1, 2012. While the FCC has indicated its intent to complete the NPRM during 2012, we cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which we may need to comply to avail ourselves of any changes to the rules.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, we will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments, which may affect the carrying value of these assets and our future financial condition or results of operations.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $169 million over approximately the next three years.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of its payment obligations under this agreement through 2019.  As of March 31, 2012, the remaining payment obligations under this agreement are the guarantee of $486 million.

As of March 31, 2012, we have not recorded a liability on the balance sheet for any of these guarantees.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Litigation

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these proceedings seek an indeterminate amount of damages.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate.  If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court entered an order granting the defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s order.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the previous June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  On March 30, 2012, the reconstituted panel of the Ninth Circuit again affirmed the District Court’s order.  On April 10, 2012, the plaintiff class again filed a petition for rehearing en banc, which was denied on May 4, 2012.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  On November 18, 2011, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed an amended complaint making the same claim.  DirecTV was dismissed from the case on January 4, 2012.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants.  We intend to appeal.

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

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On February 6, 2012, ESPN filed a motion seeking $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim, which we have opposed.  As a result, during the three months ended March 31, 2012, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million as of March 31, 2012.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

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

Olympic Developments AG, LLC

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of  United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 4, 2011, the case was stayed pending reexamination by the U.S. Patent and Trademark Office.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving EchoStar and us as defendants.  Trial is currently set for August 2012.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against us in the United States District Court for the Central District of California.  In the Operative Fourth Amended Complaint, filed on March 28, 2012, Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831,

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Northern District of California.  The suit alleges infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.  Only four patents remain in the case against us, one of which is subject to a reexamination request before the U.S. Patent and Trademark Office, which was filed on February 13, 2012.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

TQP Development, LLC

On April 4, 2012, TQP Development, LLC (“TQP Development”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,412,730 titled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP Development is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Vigilos, LLC

On February 23, 2011, Vigilos, LLC filed suit against EchoStar, two EchoStar subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., our wholly owned subsidiary, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, U.S. Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.”  Vigilos is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Voom HD Holdings

In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate court granted our motion to stay the trial pending our appeal.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We sought leave to appeal to New York’s highest state court, the Court of Appeals, but that motion was denied on April 26, 2012.  A trial date has not been set.  Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

12.                               Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  Under this definition, we operated three primary segments during the three months ended March 31, 2012.

•                        DISH.  The DISH branded pay-TV service had 14.071 million subscribers in the United States as of March 31, 2012.  The DISH branded pay-TV service consists of FCC licenses authorizing us to use DBS and FSS spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a third-party leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

•                  Blockbuster.  On April 26, 2011, we completed the Blockbuster Acquisition.  The financial results of our Blockbuster operations are included in our financial results beginning April 26, 2011.  Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand® service.

•                  Wireless Spectrum.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain build-out requirements.  On March 9, 2012, we closed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.  See Note 8 for further information.

We currently generate an immaterial amount of revenue and incur operating expenses associated with certain satellite operations and regulatory compliance from our wireless spectrum assets.  As we review our options for the commercialization of this wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and construction of a wireless network.

On March 21, 2012, the FCC released an NPRM that could result in the elimination of the MSS “integrated service” and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify our licenses to allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  We cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which we may need to comply to avail ourselves of any changes to the rules.  See Note 11 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The total assets, revenue and operating income by segment are as follows:

	As of
	March 31,	December 31,
	2012	2011
	(In thousands)
Total assets:
DISH (1)	$8,822,873	$11,104,003
Blockbuster	450,804	453,661
Wireless Spectrum (1)	3,858,905	—
Eliminations	(723,070)	(87,433)
Total assets	$12,409,512	$11,470,231

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Revenue:
DISH	$3,252,922	$3,224,131
Blockbuster (2)	333,991	—
Wireless Spectrum	33	—
Eliminations	(5,077)	—
Total revenue	$3,581,869	$3,224,131

Operating income (loss):
DISH	$566,545	$983,353
Blockbuster (2)	13,957	—
Wireless Spectrum	(8,091)	—
Total operating income (loss)	$572,411	$983,353

(1)          The decrease in DISH total assets resulted from the reclassification of assets to the wireless spectrum segment.

(2)          Our Blockbuster operations are included in our financial results beginning April 26, 2011.

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the products are delivered and services are provided.  During the three months ended March 31, 2012, our international revenue includes transactions with Blockbuster customers in the United Kingdom, Mexico and Denmark totaling $71 million, $41 million and $13 million, respectively.  During the three months ended March 31, 2011, we did not have any international revenue as our Blockbuster operations are included in our financial results beginning April 26, 2011.

13.                               Related Party Transactions

Related Party Transactions with EchoStar

Following the Spin-off, EchoStar has operated as a separate public company, and we have no continued ownership interest in EchoStar.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

EchoStar is our primary supplier of set-top boxes and digital broadcast operations and our key supplier of transponder capacity.  Generally, the amounts we pay EchoStar for products and services are based on pricing equal

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided.

Since the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar; EchoStar obtains certain products, services and rights from us; and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  We also may enter into additional agreements with EchoStar in the future.  The following is a summary of the terms of our principal agreements with EchoStar that may have an impact on our financial position and results of operations.

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

“Services and other revenue - EchoStar”

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement).  The Professional Services Agreement automatically renewed on January 1, 2012 for an additional one-year period until January 1, 2013 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

Management Services Agreement.  We have a Management Services Agreement with EchoStar pursuant to which we make certain of our officers available to provide services (which are primarily legal and accounting services) to EchoStar.  Specifically, Paul W. Orban remains employed by us, but also served as EchoStar’s Senior Vice President and Controller through April 2012.  In addition, R. Stanton Dodge remains employed by us, but also served as EchoStar’s Executive Vice President, General Counsel and Secretary through November 2011.  EchoStar makes payments to us based upon an allocable portion of the personnel costs and expenses incurred by us with respect to such officers (taking into account wages and fringe benefits).  These allocations are based upon the estimated percentages of time to be spent by our executive officers performing services for EchoStar under the Management Services Agreement.  EchoStar also reimburses us for direct out-of-pocket costs incurred by us for management services provided to EchoStar.  We and EchoStar evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and EchoStar mutually agree upon.

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

“Satellite and transmission expenses — EchoStar”

Broadcast Agreement.  In connection with the Spin-off, we and EchoStar entered into a broadcast agreement pursuant to which EchoStar provided certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services for a period ending on January 1, 2012 (the “Prior Broadcast Agreement”).  We had the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to EchoStar.  If we terminated teleport services for a reason other than EchoStar’s breach, we were obligated to pay EchoStar the aggregate amount of the remainder of the expected cost of providing the teleport services.  The fees for the services provided under the Prior Broadcast Agreement were calculated at cost plus a fixed margin, which varied depending on the nature of the products and services provided.

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

Satellite Capacity Leased from EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which we lease certain satellite capacity on certain satellites owned or leased by EchoStar.

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

Nimiq 5 Agreement.  During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we currently receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussion under “Guarantees” in Note 11.

Under the terms of the DISH Nimiq 5 Agreement, we make certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date it was placed into service.  Upon expiration of the initial term we have the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

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

Effective January 1, 2012, we entered into a TT&C agreement pursuant to which we will continue to receive TT&C services from EchoStar for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The material terms of the 2012 TT&C Agreement are substantially the same as the material terms of the Prior TT&C Agreement, except that the fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.

DBSD North America Agreement.  On March 9, 2012, we completed the DBSD Transaction.  During the second quarter 2011, EchoStar acquired Hughes Communications, Inc. (“Hughes”).  Prior to our acquisition of DBSD North America and EchoStar’s acquisition of Hughes, DBSD North America and Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes, entered into an agreement pursuant to which HNS provides, among other things, hosting, operations and maintenance services for DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement was renewed for a one year period ending on February 15, 2013, and renews for four successive one-year periods unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.

TerreStar Agreement.  On March 9, 2012, we completed the TerreStar Transaction.  Prior to our acquisition of substantially all the assets of TerreStar and EchoStar’s acquisition of Hughes, TerreStar and HNS entered into various agreements pursuant to which Hughes provides, among other things, hosting, operations and maintenance services for TerreStar’s satellite gateway and associated ground infrastructure.  These agreements generally may be terminated by us at any time for convenience.

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and Hughes entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which Hughes provides certain portions of the equipment and broadband service used to implement our RUS program.  The initial term of the RUS Agreement shall continue until the earlier of: (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days’ prior written notice to Hughes.

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

	For the Three Months
	Ended March 31,
Purchases from EchoStar	2012	2011
	(In thousands)
Set-top boxes and other equipment	$237,365	$272,126

Set-top boxes and other equipment included in “Cost of sales – subscriber promotion subsidies – EchoStar”	$82,274	$54,426

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

Effective January 1, 2012, we and EchoStar entered into a new agreement (the “2012 Receiver Agreement”) pursuant to which we continue to have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We have an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  The material terms of the 2012 Receiver Agreement are substantially the same as the material terms of the Prior Receiver Agreement, except that the 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each of the leases is set forth below:

•                  Inverness Lease Agreement.  The lease for certain space at 90 Inverness Circle East in Englewood, Colorado is for a period ending on December 31, 2016.  This agreement can be terminated by either party upon six months prior notice.

•                  Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on December 31, 2016.

•                  Santa Fe Lease Agreement.  The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado is for a period ending on December 31, 2016 with a renewal option for one additional year.

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

Blockbuster.  On April 26, 2011, we completed the Blockbuster Acquisition.  During the second quarter 2011, EchoStar acquired Hughes.  Blockbuster purchased certain broadband products and services from Hughes pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and EchoStar’s acquisition of Hughes.  Subsequent to these transactions, Blockbuster entered into a new agreement with Hughes which extends for a period through October 31, 2014, pursuant to which Blockbuster may continue to purchase certain broadband products and services from Hughes.  Blockbuster has the option to renew the agreement for an additional one year period.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Additionally, on August 5, 2011, we entered into a letter agreement with EchoStar pursuant to which certain assets used to support Blockbuster’s website were transferred to EchoStar and they agreed to provide certain technical and infrastructure support for the Blockbuster website to us.  The fees for the services provided under the letter agreement are calculated at cost plus a fixed margin, which varies depending upon the nature of the services provided.  The letter agreement provides that it shall continue in effect until the completion of a definitive agreement between EchoStar and us setting forth the terms of the support of the Blockbuster website.  In addition to the services expensed, during the three months ended March 31, 2012, we capitalized $4 million of these services which are included in “Property and equipment, net” and “Other noncurrent assets” on our Condensed Consolidated Balance Sheets.

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

TiVo.  On April 29, 2011, we and EchoStar entered into a settlement agreement with TiVo, Inc. (“TiVo”).  The settlement resolved all pending litigation between us and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH digital video recorders, or DVRs, which litigation is described in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Item 3.  Legal Proceedings — TiVo Inc.”

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

Patent Cross-License Agreements.  During December 2011, we and EchoStar entered into separate patent cross-license agreements with the same third party whereby:  (i) EchoStar and such third party licensed their respective patents to each other subject to certain conditions; and (ii) we and such third party licensed our respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”).  Each Cross-License Agreement covers patents acquired by the respective party prior to January 1, 2017 and aggregate payments under both Cross-License Agreements total less than $10 million.  Each Cross-License Agreement also contains an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 1, 2022.  If both options are exercised, the aggregate additional payments to such third party would total less than $3 million.  However, we and EchoStar may elect to extend our respective Cross-License Agreement independently of each other.  Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenues of us and EchoStar, we and EchoStar agreed to allocate our respective payments to such third party based on our respective percentage of combined total revenue.

Sprint Settlement Agreement.  On November 3, 2011, we and Sprint entered into the Sprint Settlement Agreement pursuant to which all disputed issues relating to the DBSD Transaction and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to the costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar (the “Sprint Clearing Costs”).  EchoStar was a party to the Sprint Settlement Agreement solely for the purposes of executing a mutual release between it and Sprint relating to the Sprint Clearing Costs.  EchoStar was a holder of certain TerreStar debt instruments.  In March 2012, EchoStar’s remaining debt instruments were exchanged for a right to receive a distribution in accordance with the terms of the liquidating trust established pursuant to TerreStar’s chapter 11 plan of liquidation.  Pursuant to the terms of the Sprint Settlement Agreement, we made a net payment of approximately $114 million to Sprint.

Other Agreements

In November 2009, Mr. Roger Lynch became employed by both us and EchoStar as Executive Vice President.  Mr. Lynch is responsible for the development and implementation of advanced technologies that are of potential utility and importance to both DISH Network and EchoStar.  Mr. Lynch’s compensation consists of cash and equity compensation and is borne by both EchoStar and DISH Network.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Related Party Transactions with NagraStar L.L.C.

NagraStar is a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.

The table below summarizes our transactions with NagraStar.

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$17,484	$20,729

	As of
	March 31,	December 31,
	2012	2011
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$12,925	$5,853

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 and this Quarterly Report on Form 10-Q under the caption “Item 1A.  Risk Factors.”

EXECUTIVE SUMMARY

Overview

DISH added approximately 104,000 net subscribers during the three months ended March 31, 2012, compared to approximately 58,000 net subscriber additions during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our churn rate.  Our average monthly subscriber churn rate for the three months ended March 31, 2012 was 1.35% compared to 1.47% for the same period in 2011.  During the three months ended March 31, 2012, DISH added approximately 673,000 gross new subscribers compared to approximately 681,000 gross new subscribers during the same period in 2011, a decrease of 1.2%.

Our churn rate for the three months ended March 31, 2012 was positively impacted versus the same period in 2011 because we did not have a programming package price increase in the first quarter 2012, but did during the same period in 2011.  While churn improved compared to the same period in 2011, increased competitive pressures could increase churn in the future.  Furthermore, our churn has historically been lower in the first quarter.  In addition to these factors, our churn rate is impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, and our ability to control piracy.

Our gross new subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  In addition, telecommunications companies continue to grow their customer bases.  Our gross new subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty, including, among other things, the weak housing market and lower discretionary spending.

“Net income (loss) attributable to DISH Network” for the three months ended March 31, 2012 was $360 million compared to $549 million for the same period in 2011.  During the three months ended March 31, 2012, “Net income (loss) attributable to DISH Network” decreased primarily due to a reduction in our accrued expenses related to the TiVo Inc. settlement during 2011, partially offset by the non-cash gain during 2012 related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements.

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

While we have made improvements in responding to and dealing with customer service issues, we continue to focus on the prevention of these issues, which is critical to our business, financial position and results of operations.  We implemented a new billing system as well as new sales and customer care systems in the first quarter 2012.  To improve our operational performance, we continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run.  We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance.

We have been deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  Many of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation.  We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK to realize the bandwidth benefits sooner.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar have MPEG-4 technology.  Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our average subscriber acquisition costs per new subscriber activation.

From time to time, we change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

To maintain and enhance our competitiveness over the long term, we recently introduced the Hopper™ receiver that allows, among other things, recorded programming to be viewed in HD in multiple rooms.  We are also promoting a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as TV Everywhere™ which utilizes, among other things, online access and Slingbox “placeshifting” technology.  There can be no assurance that these integrated products will positively affect our results of operations or our gross new subscriber activations.

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

Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand® service.  The Blockbuster Acquisition complements our core business of delivering high-quality video entertainment

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

to consumers.  We are promoting our new Blockbuster offerings including the Blockbuster@Home™ service which provides movies, games and TV shows through Internet streaming, mail and in-store exchanges and online.  This offering is only available to DISH subscribers.

During the three months ended March 31, 2012, Blockbuster operations contributed $334 million in revenue and $14 million in operating income.  The operating income during the three months ended March 31, 2012 was slightly higher than recent quarters as we benefitted from the sale of inventory from domestic retail stores that were closed in the first quarter 2012.  In total, we closed approximately 500 domestic stores during the three months ended March 31, 2012, leaving us with approximately 1,000 domestic stores.  We plan to close approximately 100 additional domestic stores in the second quarter 2012.  We continue to evaluate the impact of certain factors, including, among other things, competitive pressures, the scale of our Blockbuster retail operations and other issues impacting the store-level financial performance of our Blockbuster retail stores.  These factors, or other reasons, could lead us to close additional Blockbuster retail stores.

Wireless Spectrum

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain build-out requirements.  On March 9, 2012, we closed the acquisitions of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”) and substantially all of the assets of TerreStar Networks, Inc. (“TerreStar”), pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, we and Sprint Nextel Corporation (“Sprint”) entered into a mutual release and settlement agreement (the “Sprint Settlement Agreement”) pursuant to which all disputed issues relating to the acquisitions of DBSD North America and TerreStar were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for DBSD North America (the “DBSD Transaction”), $1.382 billion for TerreStar (the “TerreStar Transaction”), and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.  The financial results of DBSD North America and TerreStar were included in our results as of March 9, 2012.

We generated less than $1 million of revenue and incurred $8 million in operating expenses for the three months ended March 31, 2012 from our wireless spectrum assets.  We incurred general and administrative expenses associated with certain satellite operations and regulatory compliance from our wireless spectrum assets.  We also incurred depreciation and amortization expenses associated with certain assets of DBSD North America and TerreStar.  This depreciation and amortization expense is based on our initial estimate of the fair value of these assets as disclosed in Note 8 in the Notes to the Condensed Consolidated Financial Statements.  As we review our options for the commercialization of this wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and construction of a wireless network.

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

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite the weak economic conditions.  Modest fluctuations in the cost of capital will not likely impact our current operational plans.

Future Liquidity

Wireless Spectrum

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain build-out requirements.  To commercialize these licenses and satisfy the associated FCC build-out requirements, we will be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to these licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect our future financial condition or results of operations.  Part or all of these licenses may be terminated if the associated FCC build-out requirements are not satisfied.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these investments and profitably deploy the spectrum represented by the 700 MHz licenses.

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we closed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and we cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On March 21, 2012, the FCC released a notice of proposed rule making (“NPRM”) that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify our licenses to allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM are due on or before May 17, 2012, and reply comments are due on or before June 1, 2012. While the FCC has indicated its intent to complete the NPRM during 2012, we cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which we may need to comply to avail ourselves of any changes to the rules.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, we will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

applicable to the acquired licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments, which may affect the carrying value of these assets and our future financial condition or results of operations.

Voom HD Holdings

If Voom HD Holdings (“Voom”) prevails in its breach of contract suit against us, we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.  In January 2008, Voom filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate court granted our motion to stay the trial pending our appeal.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We sought leave to appeal to New York’s highest state court, the Court of Appeals, but that motion was denied on April 26, 2012.  A trial date has not been set.  Voom is claiming over $2.5 billion in damages.

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

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH subscribers.  Effective April 26, 2011, revenue from merchandise sold to customers including movies, video games and other items, and revenue from the rental of movies and video games and the sale of previously rented titles related to our Blockbuster operations are included in this category.  Effective March 9, 2012, revenue related to our wireless spectrum operations is included in this category.

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

Satellite and transmission expenses — other.  “Satellite and transmission expenses — other” includes executory costs associated with capital leases and costs associated with transponder leases and other related services.  Effective March 9, 2012, expenses related to our wireless spectrum operations are included in this category.

Cost of sales - equipment, merchandise, services, rental and other.  “Cost of sales - equipment, merchandise, services, rental and other” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH subscribers.  Effective April 26, 2011, the cost of movies and video games including rental title purchases or revenue sharing to studios, packaging and online delivery costs and cost of merchandise sold including movies, video games and other items related to our Blockbuster operations are included in this category.  In addition, “Cost of sales - equipment, merchandise, services, rental and other” includes costs related to equipment sales, services, and other agreements with EchoStar.

Subscriber acquisition costs.  In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of our receiver systems to attract new DISH subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of receiver systems to retailers and other third-party distributors of our equipment, the cost of subsidized sales of receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  We exclude the value of equipment capitalized under our lease program for new subscribers from “Subscriber acquisition costs.”

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011.

	For the Three Months
	Ended March 31,		Variance
Statements of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,224,465	$3,199,099	$25,366	0.8
Equipment and merchandise sales, rental and other revenue	350,737	16,001	334,736	NM
Equipment sales, services and other revenue - EchoStar	6,667	9,031	(2,364)	(26.2)
Total revenue	3,581,869	3,224,131	357,738	11.1

Costs and Expenses:
Subscriber-related expenses	1,762,753	1,693,695	69,058	4.1
% of Subscriber-related revenue	54.7%	52.9%
Satellite and transmission expenses - EchoStar	109,854	108,913	941	0.9
% of Subscriber-related revenue	3.4%	3.4%
Satellite and transmission expenses - Other	11,679	10,200	1,479	14.5
% of Subscriber-related revenue	0.4%	0.3%
Cost of sales - equipment, merchandise, services, rental and other	142,262	22,267	119,995	NM
Subscriber acquisition costs	398,037	354,899	43,138	12.2
General and administrative expenses	376,175	161,784	214,391	NM
% of Total revenue	10.5%	5.0%
Litigation expense	—	(340,677)	340,677	100.0
Depreciation and amortization	208,698	229,697	(20,999)	(9.1)
Total costs and expenses	3,009,458	2,240,778	768,680	34.3

Operating income (loss)	572,411	983,353	(410,942)	(41.8)

Other Income (Expense):
Interest income	7,089	6,286	803	12.8
Interest expense, net of amounts capitalized	(138,013)	(120,179)	(17,834)	(14.8)
Other, net	110,282	11,633	98,649	NM
Total other income (expense)	(20,642)	(102,260)	81,618	79.8

Income (loss) before income taxes	551,769	881,093	(329,324)	(37.4)
Income tax (provision) benefit, net	(191,643)	(331,767)	140,124	42.2
Effective tax rate	34.7%	37.7%
Net income (loss)	360,126	549,326	(189,200)	(34.4)
Less: Net income (loss) attributable to noncontrolling interest	(184)	(68)	(116)	NM
Net income (loss) attributable to DISH Network	$360,310	$549,394	$(189,084)	(34.4)

Other Data:
DISH Network subscribers, as of period end (in millions)	14.071	14.191	(0.120)	(0.8)
DISH Network subscriber additions, gross (in millions)	0.673	0.681	(0.008)	(1.2)
DISH Network subscriber additions, net (in millions)	0.104	0.058	0.046	79.3
Average monthly subscriber churn rate	1.35%	1.47%	(0.12)%	(8.2)
Average monthly revenue per subscriber (“ARPU”)	$76.71	$75.39	$1.32	1.8
Average subscriber acquisition cost per subscriber (“SAC”)	$751	$725	$26	3.6
EBITDA	$891,575	$1,224,751	$(333,176)	(27.2)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

DISH subscribers.  DISH added approximately 104,000 net subscribers during the three months ended March 31, 2012, compared to approximately 58,000 net subscriber additions during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our churn rate.  Our average monthly subscriber churn rate for the three months ended March 31, 2012 was 1.35% compared to 1.47% for the same period in 2011.  During the three months ended March 31, 2012, DISH added approximately 673,000 gross new subscribers compared to approximately 681,000 gross new subscribers during the same period in 2011, a decrease of 1.2%.

Our churn rate for the three months ended March 31, 2012 was positively impacted versus the same period in 2011 because we did not have a programming package price increase in the first quarter 2012, but did during the same period in 2011.  While churn improved compared to the same period in 2011, increased competitive pressures could increase churn in the future.  Furthermore, our churn has historically been lower in the first quarter.  In addition to these factors, our churn rate is impacted by the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, and our ability to control piracy.

Our gross new subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  In addition, telecommunications companies continue to grow their customer bases.  Our gross new subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty, including, among other things, the weak housing market and lower discretionary spending.

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

Subscriber-related revenue.  DISH “Subscriber-related revenue” totaled $3.224 billion for the three months ended March 31, 2012, an increase of $25 million or 0.8% compared to the same period in 2011.  This change was primarily related to the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $76.71 during the three months ended March 31, 2012 versus $75.39 during the same period in 2011.  The $1.32 or 1.8% increase in ARPU was primarily attributable to our price increase in February 2011 and higher hardware related revenue, partially offset by decreases in premium and pay per view revenue.

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” totaled $351 million for the three months ended March 31, 2012, an increase of $335 million compared to the same period in 2011.  This increase was primarily driven by revenue from the rental of movies and video games, the sale of previously rented titles, and other merchandise sold to customers including movies, video games and other items related to our Blockbuster operations which are included in our financial results beginning April 26, 2011.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.763 billion during the three months ended March 31, 2012, an increase of $69 million or 4.1% compared to the same period in 2011.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a decrease in customer retention expense.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates. “Subscriber-related expenses” represented 54.7% and 52.9% of “Subscriber-related revenue” during the three months ended March 31, 2012 and 2011, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Cost of sales — equipment, merchandise, services, rental and other.  “Cost of sales — equipment, merchandise, services, rental and other” totaled $142 million for the three months ended March 31, 2012, an increase of $120 million compared to the same period in 2011.  This increase is primarily associated with the cost of rental title purchases or revenue sharing to studios, packaging and on-line delivery costs as well as the cost of merchandise sold such as movies, video games and other items related to our Blockbuster operations which are included in our financial results beginning April 26, 2011.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $398 million for the three months ended March 31, 2012, an increase of $43 million or 12.2% compared to the same period in 2011.  This increase was primarily attributable to an increase in SAC described below.

SAC.  SAC was $751 during the three months ended March 31, 2012 compared to $725 during the same period in 2011, an increase of $26 or 3.6%.  This increase was primarily attributable to higher acquisition advertising expenses.

During the three months ended March 31, 2012 and 2011, the amount of equipment capitalized under our lease program for new subscribers totaled $107 million and $139 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from an increase in the percentage of redeployed receivers that were installed.  To remain competitive we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended March 31, 2012 and 2011, these amounts totaled $30 million and $21 million, respectively.

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

General and administrative expenses. “General and administrative expenses” totaled $376 million during the three months ended March 31, 2012, a $214 million increase compared to the same period in 2011.  This increase was primarily due to an increase in personnel, building and maintenance and other administrative costs associated with our Blockbuster operations which are included in our financial results beginning April 26, 2011.

Litigation expense.  “Litigation expense” totaled zero during the three months ended March 31, 2012.  During the three months ended March 31, 2011, we reversed $341 million related to the April 29, 2011 settlement agreement with TiVo, which was previously recorded as an expense. See Note 13 for further discussion.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Depreciation and amortization.  “Depreciation and amortization” expense totaled $209 million during the three months ended March 31, 2012, a $21 million or 9.1% decrease compared to the same period in 2011.  This change in “Depreciation and amortization” expense was primarily due to a decrease in depreciation on equipment leased to subscribers principally related to less equipment capitalization during the preceding 12 months and less equipment write-offs from disconnecting subscribers.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $138 million during the three months ended March 31, 2012, an increase of $18 million or 14.8% compared to the same period in 2011.  This change primarily resulted from an increase in interest expense related to the issuance of our 6 3/4% Senior Notes due 2021 during the second quarter 2011, partially offset by a decrease in interest expense as a result of the repurchases and redemptions in 2011 of our 6 3/8% Senior Notes due 2011.

Other, net.  “Other, net” income totaled $110 million during the three months ended March 31, 2012, an increase of $99 million compared to the same period in 2011.  This increase resulted from a $99 million non-cash gain related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $892 million during the three months ended March 31, 2012, a decrease of $333 million or 27.2% compared to the same period in 2011. EBITDA for the three months ended March 31, 2011 was favorably impacted by the reversal of $341 million of “Litigation expense” related to the April 29, 2011 settlement agreement with TiVo, which had been previously recorded as an expense prior to the first quarter 2011. EBITDA for the three months ended March 31, 2012 was impacted by a $99 million non-cash gain related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
EBITDA	$891,575	$1,224,751
Interest expense, net	(130,924)	(113,893)
Income tax (provision) benefit, net	(191,643)	(331,767)
Depreciation and amortization	(208,698)	(229,697)
Net income (loss) attributable to DISH Network	$360,310	$549,394

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

Income tax (provision) benefit, net.  Our income tax provision was $192 million during the three months ended March 31, 2012, a decrease of $140 million compared to the same period in 2011.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes” and a decrease in our effective tax rate.  Our effective tax rate was positively impacted by the change in our valuation allowances against certain deferred tax assets that are capital in nature.

Net income (loss) attributable to DISH Network.  “Net income (loss) attributable to DISH Network” was $360 million during the three months ended March 31, 2012, a decrease of $189 million compared to $549 million for the same period in 2011.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of March 31, 2012, our cash, cash equivalents and current marketable investment securities totaled $2.693 billion compared to $2.041 billion as of December 31, 2011, an increase of $652 million.  This increase in cash, cash equivalents and current marketable investment securities was primarily related to cash generated from operations of $859 million and net sales of marketable investment securities of $139 million, partially offset by capital expenditures of $169 million, net payments in connection with the DBSD Transaction of $40 million, payments in connection with the TerreStar Transaction of $37 million, and other changes in working capital.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.  As of March 31, 2012 and December 31, 2011, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $185 million and $161 million, respectively.

The following discussion highlights our cash flow activities during the three months ended March 31, 2012.

Cash Flow

Cash flows from operating activities

For the three months ended March 31, 2012, we reported “Net cash flows from operating activities” of $859 million primarily attributable to $459 million of net income adjusted to exclude non-cash charges for “Depreciation and amortization” expense and “Realized and unrealized losses (gains) on investments,” as well as changes in operating assets and liabilities related to timing differences between book expense and cash payments.

On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted, which provides for a bonus depreciation deduction of 100% of the cost of our qualified capital expenditures from September 8, 2010 through December 31, 2011.  Our “Deferred income tax expense (benefit)” for the three months ended March 31, 2011 was positively impacted by the 100% bonus depreciation deduction in 2011.  In 2012, the bonus depreciation deduction was lowered to 50% of the cost of our qualified capital expenditures.

Cash flows from investing activities

For the three months ended March 31, 2012, we reported net cash outflows from investing activities of $109 million primarily related to capital expenditures of $169 million, purchases of strategic investments of $77 million, partially offset by net sales of marketable investment securities of $139 million.  The capital expenditures included $150 million associated with our subscriber acquisition and retention lease programs, and $19 million of other corporate capital expenditures.  The purchases of strategic investments included net payments in connection with the DBSD Transaction of $40 million, and the TerreStar Transaction of $37 million.

Cash flows from financing activities

For the three months ended March 31, 2012, we reported net cash outflows from financing activities of $2 million primarily related to debt repayments of $8 million, partially offset by stock options exercises.

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

During the three months ended March 31, 2012 and 2011, free cash flow was significantly impacted by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities” and “Net cash flows from investing” sections, respectively, of our Condensed Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, and other factors.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Free cash flow	$689,622	$611,343
Add back:
Purchases of property and equipment	168,928	232,952
Net cash flows from operating activities	$858,550	$844,295

Subscriber Base

DISH added approximately 104,000 net subscribers for the three months ended March 31, 2012, compared to approximately 58,000 net subscribers for the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our churn rate.  See “Results of Operations” above for further discussion.  There are a number of factors that impact our future cash flow compared to the cash flow we generate at any given point in time, including subscriber churn and how successful we are at retaining our current subscribers.  As we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.

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

Stock Repurchases

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our Class A common stock.  On November 1, 2011, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of outstanding shares of our Class A common stock through and including December 31, 2012.  As of March 31, 2012, we may repurchase up to $1.0 billion under this plan.

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

Seasonality

Historically, the first half of the year generally produces fewer gross new subscriber activations than the second half of the year, as is typical in the pay-TV service industry.  In addition, the first and fourth quarter generally produce a lower churn rate than the second and third quarter.  However, we can not provide assurance that this will continue in the future.

Covenants and Restrictions Related to our Senior Notes

The indentures related to our outstanding senior notes contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS Corporation (“DISH DBS”) and its restricted subsidiaries to:  (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets.  Should we fail to comply with these covenants, all or a portion of the debt under the senior notes could become immediately payable.  The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur.  As of the date of filing, DISH DBS was in compliance with the covenants.

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

Obligations and Future Capital Requirements

Future Capital Requirements

Wireless Spectrum

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain build-out requirements.  To commercialize these licenses and satisfy the associated FCC build-out requirements, we will be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to these licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect our future financial condition or results of operations.  Part or all of these licenses may be terminated if the associated FCC build-out requirements are not satisfied.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these investments and profitably deploy the spectrum represented by the 700 MHz licenses.

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we closed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and we cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On March 21, 2012, the FCC released an NPRM that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify our licenses to allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM are due on or before May 17, 2012, and reply comments are due on or before June 1, 2012. While the FCC has indicated its intent to complete the NPRM during 2012, we cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which we may need to comply to avail ourselves of any changes to the rules.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, we will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments, which may affect the carrying value of these assets and our future financial condition or results of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Voom HD Holdings

If Voom prevails in its breach of contract suit against us, we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.  In January 2008, Voom filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate court granted our motion to stay the trial pending our appeal.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We sought leave to appeal to New York’s highest state court, the Court of Appeals, but that motion was denied on April 26, 2012.  A trial date has not been set.  Voom is claiming over $2.5 billion in damages.

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

Off-Balance Sheet Arrangements

Other than the “Guarantees” disclosed in Note 11 in the Notes to our Condensed Consolidated Financial Statements, we generally do not engage in off-balance sheet financing activities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of March 31, 2012, our cash, cash equivalents and current marketable investment securities had a fair value of $2.693 billion.  Of that amount, a total of $2.241 billion was invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio, however, we normally hold these investments to maturity.  Based on our March 31, 2012 current non-strategic investment portfolio of $2.241 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the three months ended March 31, 2012 of 0.7%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2012 would result in a decrease of approximately $2 million in annual interest income.

Strategic Marketable Investment Securities

As of March 31, 2012, we held strategic and financial debt and equity investments of public companies with a fair value of $452 million.  These investments, which are held for strategic and financial purposes, are concentrated in several companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $45 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of March 31, 2012, we had $134 million of restricted cash and marketable investment securities invested in:  (a) cash;  (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our March 31, 2012 investment portfolio, a

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Noncurrent Auction Rate and Mortgage Backed Securities

As of March 31, 2012, we held investments in ARS and MBS of $118 million, which are reported at fair value.  Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments.  As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature, and therefore interest rate risk associated with these securities is mitigated.  A hypothetical 10% adverse change in the price of these investments would result in a decrease of approximately $12 million in the fair value of these investments.

Long-Term Debt

As of March 31, 2012, we had long-term debt of $7.246 billion, excluding capital lease obligations, on our Condensed Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $7.852 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $189 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.  As of March 31, 2012, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $52 million.

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

Changes in internal control over financial reporting

On April 26, 2011, we completed the Blockbuster Acquisition.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction.  We are currently integrating policies, processes, people, technology and operations for each of the combined companies.  Management will continue to evaluate our internal control over financial reporting as we execute integration activities.  Except as discussed above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these proceedings seek an indeterminate amount of damages.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate.  If accruals are not

PART II — OTHER INFORMATION — Continued

appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court entered an order granting the defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s order.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the previous June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  On March 30, 2012, the reconstituted panel of the Ninth Circuit again affirmed the District Court’s order.  On April 10, 2012, the plaintiff class again filed a petition for rehearing en banc, which was denied on May 4, 2012.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  On November 18, 2011, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed an amended complaint making the same claim.  DirecTV was dismissed from the case on January 4, 2012.

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

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants.  We intend to appeal.

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

PART II — OTHER INFORMATION — Continued

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

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On February 6, 2012, ESPN filed a motion seeking $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim, which we have opposed.  As a result, during the three months ended March 31, 2012, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million as of March 31, 2012.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

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

PART II — OTHER INFORMATION — Continued

Olympic Developments AG, LLC

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 4, 2011, the case was stayed pending reexamination by the U.S. Patent and Trademark Office.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving EchoStar and us as defendants.  Trial is currently set for August 2012.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against us in the United States District Court for the Central District of California.  In the Operative Fourth Amended Complaint, filed on March 28, 2012, Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Northern District of California.  The suit alleges infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.

PART II — OTHER INFORMATION — Continued

Only four patents remain in the case against us, one of which is subject to a reexamination request before the U.S. Patent and Trademark Office, which was filed on February 13, 2012.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

TQP Development, LLC

On April 4, 2012, TQP Development, LLC (“TQP Development”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,412,730 titled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP Development is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Vigilos, LLC

On February 23, 2011, Vigilos, LLC filed suit against EchoStar, two EchoStar subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., our wholly owned subsidiary, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, U.S. Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.”  Vigilos is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Voom HD Holdings

In January 2008, Voom filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service.  At that time,

PART II — OTHER INFORMATION — Continued

Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate court granted our motion to stay the trial pending our appeal.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We sought leave to appeal to New York’s highest state court, the Court of Appeals, but that motion was denied on April 26, 2012.  A trial date has not been set.  Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011, includes a detailed discussion of our risk factors.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

We made a substantial investment to acquire certain wireless spectrum licenses and other assets from DBSD North America and TerreStar.  We will be required to make significant additional investments or partner with others to commercialize these assets.

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we closed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and we cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On March 21, 2012, the FCC released an NPRM that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify our licenses to allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM are due on or before May 17, 2012, and reply comments are due on or before June 1, 2012.  While the FCC has indicated its intent to complete the NPRM during 2012, we cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which we may need to comply to avail ourselves of any changes to the rules.

PART II — OTHER INFORMATION — Continued

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, we will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments, which may affect the carrying value of these assets and our future financial condition or results of operations.

Furthermore, the fair values of wireless licenses and related assets may vary significantly in the future.  In particular, valuation swings could occur if:

•                  consolidation in the wireless industry allows or requires wireless carriers to sell significant portions of their wireless spectrum holdings, which could in turn reduce the value of our spectrum holdings; or

•                  a sale of spectrum by one or more wireless providers occurs.

In addition, the fair value of wireless licenses and related assets could decline as a result of the FCC’s pursuit of policies, including proposed rulemakings, such as the NPRM, or auctions, designed to increase the number of wireless licenses available in each of our markets.  If the fair value of our 2 GHz licenses and related assets were to decline significantly, we may incur substantial impairment charges, which could materially and adversely affect our future financial condition or results of operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from January 1, 2012 through March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
January 1 - January 31, 2012	—	$—	—	$1,000,000
February 1 - February 29, 2012	—	$—	—	$1,000,000
March 1 - March 31, 2012	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

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

PART II — OTHER INFORMATION — Continued

Item 6.    EXHIBITS

(a)          Exhibits.

10.1☐	Receiver Agreement dated January 1, 2012 between Echosphere L.L.C. and EchoStar Technologies L.L.C.*

10.2☐	Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C.*

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101☐

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2012, filed on May 7, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

☐	Filed herewith.
*	Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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

Date: May 7, 2012