Form 10-Q
period 2012-06-30
DISH Network CORP
filed 2012-08-08
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012.

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

As of August 1, 2012, the registrant’s outstanding common stock consisted of 268,329,291 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

•                  Competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

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

•                  We depend on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

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

Acquisition and Capital Structure Risks Affecting our Business

•                  We made a substantial investment to acquire certain wireless spectrum licenses and other assets from DBSD North America and TerreStar.  These licenses are subject to a pending Federal Communications Commission (“FCC”) proposed rule making proceeding, the outcome and timing of which we cannot predict.  Depending, among other things, upon the outcome and timing of this regulatory proceeding, we will be required to make significant additional investments or partner with others to commercialize these assets.

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

•                  Our business depends on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

Unless otherwise required by the context, in this report, the words “DISH Network,” the “Company,” “we,” “our” and “us” refer to DISH Network Corporation and its subsidiaries, “EchoStar” refers to EchoStar Corporation and its subsidiaries, and “DISH DBS” refers to DISH DBS Corporation and its subsidiaries, a wholly-owned, indirect subsidiary of DISH Network.

iii

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$2,595,694	$609,108
Marketable investment securities (Note 5)	2,243,493	1,431,745
Trade accounts receivable - other, net of allowance for doubtful accounts of $14,633 and $12,350, respectively	814,686	778,443
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	16,140	16,374
Inventory	647,222	707,151
Deferred tax assets	44,417	73,014
Other current assets	135,376	131,988
Total current assets	6,497,028	3,747,823

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 5)	133,970	132,435
Property and equipment, net of accumulated depreciation of $2,964,479 and $2,862,626, respectively (Note 7 and 8)	4,347,672	3,169,891
FCC authorizations (Note 7 and 8)	3,272,665	1,391,441
Marketable and other investment securities (Note 5)	106,518	112,132
Investment in DBSD North America (Note 8)	—	1,297,614
TerreStar Transaction (Note 8)	—	1,345,000
Other noncurrent assets, net	163,310	273,895
Total noncurrent assets	8,024,135	7,722,408
Total assets	$14,521,163	$11,470,231

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$209,429	$225,556
Trade accounts payable - EchoStar	255,829	229,852
Deferred revenue and other	841,370	832,390
Accrued programming	1,172,777	1,067,625
Litigation accrual (Note 11)	70,999	65,580
Other accrued expenses	930,795	763,863
Current portion of long-term debt and capital lease obligations (Note 9)	34,498	35,645
Total current liabilities	3,515,697	3,220,511

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion (Note 9)	9,364,972	7,458,134
Deferred tax liabilities	1,259,928	974,414
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	208,188	236,175
Total long-term obligations, net of current portion	10,833,088	8,668,723
Total liabilities	14,348,785	11,889,234

Commitments and Contingencies (Note 11)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 268,243,361 and 264,732,074 shares issued, 212,125,101 and 208,613,814 shares outstanding, respectively	2,682	2,647
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,380,686	2,274,005
Accumulated other comprehensive income (loss)	(19,063)	82,043
Accumulated earnings (deficit)	(625,948)	(1,211,990)
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	171,282	(420,370)
Noncontrolling interest	1,096	1,367
Total stockholders’ equity (deficit)	172,378	(419,003)
Total liabilities and stockholders’ equity (deficit)	$14,521,163	$11,470,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Revenue:
Subscriber-related revenue	$3,295,831	$3,311,340	$6,520,296	$6,510,439
Equipment and merchandise sales, rental and other revenue	270,257	270,018	620,994	286,019
Equipment sales, services and other revenue - EchoStar	5,678	8,803	12,345	17,834
Total revenue	3,571,766	3,590,161	7,153,635	6,814,292

Costs and Expenses (exclusive of depreciation shown separately below - Note 7):
Subscriber-related expenses	1,825,808	1,728,959	3,588,561	3,422,654
Satellite and transmission expenses:
EchoStar	107,082	115,358	216,936	224,271
Other	9,178	9,819	20,857	20,019
Cost of sales - equipment, merchandise, services, rental and other	130,061	89,403	272,323	111,670
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar	51,580	62,868	133,854	117,294
Other subscriber promotion subsidies	234,300	211,949	460,689	438,790
Subscriber acquisition advertising	118,619	67,984	207,993	141,616
Total subscriber acquisition costs	404,499	342,801	802,536	697,700
General and administrative expenses - EchoStar	14,790	13,190	26,872	25,130
General and administrative expenses	312,877	312,072	676,970	461,916
Litigation expense (Note 11)	—	23,728	—	(316,949)
Depreciation and amortization (Note 7)	299,119	237,049	507,817	466,746
Total costs and expenses	3,103,414	2,872,379	6,112,872	5,113,157

Operating income (loss)	468,352	717,782	1,040,763	1,701,135

Other Income (Expense):
Interest income	20,204	8,601	27,293	14,887
Interest expense, net of amounts capitalized	(109,301)	(143,564)	(247,314)	(263,743)
Other, net	(7,448)	(19,794)	102,834	(8,161)
Total other income (expense)	(96,545)	(154,757)	(117,187)	(257,017)

Income (loss) before income taxes	371,807	563,025	923,576	1,444,118
Income tax (provision) benefit, net	(146,211)	(228,187)	(337,854)	(559,954)
Net income (loss)	225,596	334,838	585,722	884,164
Less: Net income (loss) attributable to noncontrolling interest	(136)	78	(320)	10
Net income (loss) attributable to DISH Network	$225,732	$334,760	$586,042	$884,154

Weighted-average common shares outstanding - Class A and B common stock:
Basic	450,292	445,579	448,791	444,475
Diluted	453,077	447,297	451,425	445,794

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.50	$0.75	$1.31	$1.99
Diluted net income (loss) per share attributable to DISH Network	$0.50	$0.75	$1.30	$1.98

Comprehensive Income (Loss):
Net income (loss)	$225,596	$334,838	$585,722	$884,164
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,965)	(6,900)	1,288	(6,900)
Unrealized holding gains (losses) on available-for-sale securities	(69,393)	25,269	(18,372)	93,069
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(3,135)	4,658	(84,022)	(1,638)
Deferred income tax (expense) benefit	—	—	—	—
Total other comprehensive income (loss), net of tax	(74,493)	23,027	(101,106)	84,531
Comprehensive income (loss)	151,103	357,865	484,616	968,695
Less: Comprehensive income (loss) attributable to noncontrolling interest	(136)	78	(320)	10
Comprehensive income (loss) attributable to DISH Network	$151,239	$357,787	$484,936	$968,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$585,722	$884,164
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	507,817	466,746
Realized and unrealized losses (gains) on investments	(101,638)	7,776
Non-cash, stock-based compensation	30,199	18,895
Deferred tax expense (benefit)	68,683	405,185
Other, net	7,841	3,535
Change in noncurrent assets	27,230	(92,723)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(29,170)	(12,555)
Changes in current assets and current liabilities, net	251,380	(422,678)
Net cash flows from operating activities	1,348,064	1,258,345

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,996,257)	(3,635,968)
Sales and maturities of marketable investment securities	1,221,341	3,297,028
Purchases of property and equipment	(420,185)	(402,744)
Change in restricted cash and marketable investment securities	(1,535)	19,861
DBSD North America Transaction, less cash acquired of $5,230 (Note 8)	(40,015)	(1,115,960)
TerreStar Transaction (Note 8)	(36,942)	(68,750)
Purchase of Blockbuster assets, net of cash acquired of $107,061	—	(126,523)
Purchase of other strategic investments	—	(9,275)
Proceeds from sale of strategic investments	—	11,327
Other	(15,867)	4,973
Net cash flows from investing activities	(1,289,460)	(2,026,031)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	1,900,000	2,000,000
Debt issuance costs	(9,564)	(27,167)
Repayment of long-term debt and capital lease obligations	(18,949)	(17,600)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	49,852	23,897
Other	5,770	3,930
Net cash flows from financing activities	1,927,109	1,983,060

Effect of exchange rates on cash and cash equivalents	873	(796)

Net increase (decrease) in cash and cash equivalents	1,986,586	1,214,578
Cash and cash equivalents, beginning of period	609,108	640,672
Cash and cash equivalents, end of period	$2,595,694	$1,855,250

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$268,800	$234,693
Capitalized interest	$38,643	$—
Cash received for interest	$19,383	$14,912
Cash paid for income taxes	$243,861	$22,062
Employee benefits paid in Class A common stock	$22,280	$24,768
Satellites and other assets financed under capital lease obligations	$—	$3,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Business Activities

Principal Business

DISH Network Corporation is a holding company.  Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) operate three primary segments.

•                  DISH.  The DISH® branded direct broadcast satellite (“DBS”) pay-TV service had 14.061 million subscribers in the United States as of June 30, 2012.  The DISH branded pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a third-party leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

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

•                  Wireless Spectrum.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain build-out requirements.  On March 9, 2012, we completed the acquisitions of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”) and substantially all of the assets of TerreStar Networks, Inc. (“TerreStar”), pursuant to which we acquired, among other things, 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar.  The financial results of DBSD North America and TerreStar were included in our financial results as of March 9, 2012.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for DBSD North America (the “DBSD Transaction”), $1.382 billion for TerreStar (the “TerreStar Transaction”), and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.  See Note 8 for further information.

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

On March 21, 2012, the FCC released a notice of proposed rule making (“NPRM”) that could result in the elimination of the Mobile-Satellite Service (“MSS”) “integrated service” and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify our licenses to allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  We submitted filings in the initial comment round and in the reply comment round.  We cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which we may need to comply to avail ourselves of any changes to the rules.  See Note 11 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•      Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

As of June 30, 2012 and December 31, 2011, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities, excluding the “Current portion of long-term debt and capital lease obligations,” is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 5.

Fair values for our publicly traded debt securities are based on quoted market prices, when available.  The fair values of our private debt is estimated based on an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the notes.  See Note 9 for the fair value of our long-term debt.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net income (loss) attributable to DISH Network	$225,732	$334,760	$586,042	$884,154

Weighted-average common shares outstanding - Class A and B common stock:
Basic	450,292	445,579	448,791	444,475
Dilutive impact of stock awards outstanding	2,785	1,718	2,634	1,319
Diluted	453,077	447,297	451,425	445,794

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.50	$0.75	$1.31	$1.99
Diluted net income (loss) per share attributable to DISH Network	$0.50	$0.75	$1.30	$1.98

As of June 30, 2012 and 2011, there were stock awards to purchase 3.3 million and 5.5 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is antidilutive.

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

	As of June 30,
	2012	2011
	(In thousands)
Performance-based options	7,976	10,997
Restricted Performance Units	1,198	1,387
Total	9,174	12,384

4.                                      Other Comprehensive Income (Loss)

The following table presents the tax effects on each component of “Other comprehensive income (loss).”  A full valuation allowance has been established against any deferred tax assets that are capital in nature.

	For the Three Months
	Ended June 30,
	2012			2011
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$(1,965)	$—	$(1,965)	$(6,900)	$—	$(6,900)
Unrealized holding gains (losses) on available-for-sale securities	(69,393)	—	(69,393)	25,269	—	25,269
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(3,135)	—	(3,135)	4,658	—	4,658
Other comprehensive income (loss)	$(74,493)	$—	$(74,493)	$23,027	$—	$23,027

	For the Six Months
	Ended June 30,
	2012			2011
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$1,288	$—	$1,288	$(6,900)	$—	$(6,900)
Unrealized holding gains (losses) on available-for-sale securities	(18,372)	—	(18,372)	93,069	—	93,069
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(84,022)	—	(84,022)	(1,638)	—	(1,638)
Other comprehensive income (loss)	$(101,106)	$—	$(101,106)	$84,531	$—	$84,531

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The “Accumulated other comprehensive income (loss)” is detailed in the following table.

	Foreign	Unrealized /
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total
	(In thousands)
Balance as of December 31, 2011	$(9,139)	$91,182	$82,043
Current period activity	1,288	(102,394)	(101,106)
Tax (expense) benefit	—	—	—
Balance as of June 30, 2012	$(7,851)	$(11,212)	$(19,063)

5.                                      Marketable Investment Securities, Restricted Cash  and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consist of the following:

	As of
	June 30,	December 31,
	2012	2011
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$49,303	$160,555
Current marketable investment securities - strategic	737,400	360,052
Current marketable investment securities - other	1,456,790	911,138
Total current marketable investment securities	2,243,493	1,431,745
Restricted marketable investment securities (1)	79,920	65,843
Noncurrent marketable investment securities - ARS and MBS (2)	103,639	109,327
Total marketable investment securities	2,427,052	1,606,915

Restricted cash and cash equivalents (1)	54,050	66,592

Other investment securities:
Other investment securities - cost method (2)	2,879	2,805
Investment in DBSD North America (Note 8)	—	1,297,614
Total other investment securities	2,879	1,300,419

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$2,483,981	$2,973,926

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities include strategic and financial investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of June 30, 2012, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends on the value of those issuers.  In addition, a significant portion of the value of these investments is concentrated in the debt securities of a single issuer.  The carrying value of the securities of that single issuer as of June 30, 2012 and December 31, 2011 was $396 million and $16 million, respectively.  The fair value of the securities of that single issuer as of June 30, 2012 and December 31, 2011 was $393 million and $17 million, respectively.  That single issuer has indicated that it will need substantial additional capital to meet its business and financial obligations beyond the next 12 months.  The fair value of certain of the debt securities in our investment portfolio, including those of that single issuer, can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of June 30, 2012 and December 31, 2011, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation (See Note 11).

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

Fair Value Election.  As of June 30, 2012, our ARS and MBS noncurrent marketable investment securities portfolio of $104 million includes $58 million of securities accounted for under the fair value method.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2012 and December 31, 2011, we had accumulated net unrealized losses of $11 million and net unrealized gains of $91 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  A full valuation allowance has been established against any deferred taxes that are capital in nature.  The components of our available-for-sale investments are summarized in the table below.

	As of June 30, 2012				As of December 31, 2011
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$49,303	$—	$—	$—	$160,555	$—	$—	$—
ARS and MBS	45,781	1,212	(12,703)	(11,491)	46,657	848	(14,486)	(13,638)
ARS fair value election	57,858	—	—	—	62,670	—	—	—
Other (including restricted)	1,973,467	1,038	(3,001)	(1,963)	994,021	5,526	(6,565)	(1,039)
Equity securities:
Other	300,643	89,789	(87,547)	2,242	343,012	89,044	(61,934)	27,110
Subtotal	2,427,052	92,039	(103,251)	(11,212)	1,606,915	95,418	(82,985)	12,433
Investment in DBSD North America (1)	—	—	—	—	839,009	78,749	—	78,749
Total	$2,427,052	$92,039	$(103,251)	$(11,212)	$2,445,924	$174,167	$(82,985)	$91,182

(1)             Of our total investment in DBSD North America of $1.298 billion as of December 31, 2011, $839 million was invested in 7.5% Convertible Senior Secured Notes due 2009, which were accounted for as available-for-sale investments prior to the DBSD Transaction.

As of June 30, 2012, restricted and non-restricted marketable investment securities include debt securities of $1.197 billion with contractual maturities of one year or less and $929 million with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of June 30, 2012, the unrealized losses on our investments in equity securities represent investments in broad-based indexes and several companies in the telecommunications and technology industries.  We are not aware of any specific factors which indicate the unrealized losses in these investments are due to anything other than temporary market fluctuations.  As of June 30, 2012 and December 31, 2011, the unrealized losses on our investments in debt securities primarily represent investments in auction rate and mortgage backed securities.  We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	June 30, 2012		December 31, 2011
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$910,852	$(1,375)	$694,199	$(4,793)
12 months or more	143,294	(14,329)	98,240	(16,258)
Equity Securities:
Less than 12 months	79,353	(36,269)	247,683	(61,934)
12 months or more	59,620	(51,278)		—
Total	$1,193,119	$(103,251)	$1,040,122	$(82,985)

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$2,392,319	$45,974	$2,346,345	$—	$397,777	$46,371	$351,406	$—

Debt securities:
VRDNs	$49,303	$—	$49,303	$—	$160,555	$—	$160,555	$—
ARS and MBS	103,639	—	1,666	101,973	109,327	—	3,412	105,915
Other (including restricted)	1,973,467	—	1,973,467	—	994,021	—	994,021	—

Equity securities	300,643	300,643	—	—	343,012	343,012	—	—

Subtotal	2,427,052	300,643	2,024,436	101,973	1,606,915	343,012	1,157,988	105,915
Investment in DBSD North America (1)	—	—	—	—	839,009	—	—	839,009
Total	$2,427,052	$300,643	$2,024,436	$101,973	$2,445,924	$343,012	$1,157,988	$944,924

(1)             Of our total investment in DBSD North America of $1.298 billion as of December 31, 2011, $839 million was invested in 7.5% Convertible Senior Secured Notes due 2009, which were accounted for as available-for-sale investments prior to the DBSD Transaction.

As of June 30, 2012, our Level 3 investments consist predominately of ARS and MBS.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  The valuation models used for some of our ARS investments require an evaluation of the underlying instruments held by the trusts that

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

issue these securities.  For our other ARS and MBS securities, our evaluation uses, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect other claims to trust assets or to reflect a liquidity discount based on the lack of an active market for these securities.

Changes in Level 3 instruments are as follows:

Level 3
Investment
Securities
(In thousands)
Balance as of December 31, 2011	$944,924
Net realized and unrealized gains (losses) included in earnings	74,108
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	(76,704)
Purchases	—
Settlements (1)	(840,355)
Issuances	—
Transfers from level 2 to level 3	—
Balance as of June 30, 2012	$101,973

(1)          For the six months ended June 30, 2012, this amount primarily relates to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  See Note 8 for further information.

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” income and expense included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other Income (Expense):	2012	2011	2012	2011
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$3,117	$(4,659)	$7,736	$1,732
Marketable investment securities - unrealized gains (losses) on investments accounted for at fair value	(11,541)	(14,735)	(3,062)	(19,508)
Marketable investment securities - gains (losses) on conversion of DBSD North America Notes (1)	—	—	99,445	—
Other investment securities - gains (losses) on sales/exchanges	—	—	—	10,000
Marketable investment securities - other-than-temporary impairments	—	—	(2,481)	—
Other	976	(400)	1,196	(385)
Total	$(7,448)	$(19,794)	$102,834	$(8,161)

(1)          During the six months ended June 30, 2012, we recognized a $99 million non-cash gain related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  See Note 8 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

6.                                      Inventory

Inventory consists of the following:

	As of
	June 30,	December 31,
	2012	2011
	(In thousands)
DISH:
Finished goods - DBS	$251,679	$295,058
Raw materials	166,282	183,711
Work-in-process - used	64,317	29,228
Work-in-process - new	535	2,308
Total DISH inventory	482,813	510,305
Blockbuster:
Rental library	83,547	104,238
Merchandise	79,243	92,608
Total Blockbuster inventory	162,790	196,846
Wireless Spectrum:
Finished goods	1,619	—
Total Wireless Spectrum inventory	1,619	—
Total inventory	$647,222	$707,151

7.                                      Property and Equipment

“Property and equipment, net” on our Condensed Consolidated Balance Sheets totaled $4.348 billion as of June 30, 2012, a $1.178 billion increase compared to December 31, 2011.  This increase was primarily related to the closing of the DBSD Transaction and the TerreStar Transaction and the associated purchase price allocation to the assets acquired and the liabilities assumed.  See Note 8 for further information.

As we prepare for commercialization of our 2 GHz wireless spectrum licenses, interest expense related to its carrying value is being capitalized within “Property and equipment, net” on our Condensed Consolidated Balance Sheets.  During the three months ended June 30, 2012 and 2011, we recorded capitalized interest of $39 million and zero, respectively.  During the six months ended June 30, 2012 and 2011, we recorded capitalized interest of $39 million and zero, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Equipment leased to customers	$163,474	$189,030	$315,917	$372,017
Satellites	38,616	32,087	72,453	64,178
Buildings, furniture, fixtures, equipment and other	29,253	15,932	51,671	30,551
148 degree orbital location (1)	67,776	—	67,776	—
Total depreciation and amortization	$299,119	$237,049	$507,817	$466,746

(1)  See “FCC Authorizations” below.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DBS Satellites

We currently utilize 13 DBS satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we own and depreciate over the useful life of each satellite.  We currently utilize capacity on five DBS satellites from EchoStar, which are accounted for as operating leases.  See Note 13 for further discussion of our satellite leases with EchoStar.  We also lease two DBS satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life of the satellite or the term of the satellite agreement.

S-band Satellites

As a result of the DBSD Transaction and the TerreStar Transaction, three S-band satellites were added to our satellite fleet, including two in-orbit satellites and one satellite under construction, discussed below.  We are currently evaluating our options for these satellites.

D1.  D1, formerly known as EchoStar G1, was launched in April 2008 by DBSD North America and is currently located at the 92.85 degree orbital location.  D1 was designed to meet a minimum 15-year useful life.

T1.  T1, formerly known as EchoStar T1, was launched in July 2009 by TerreStar and currently operates at the 111.1 degree orbital location.  T1 was designed to meet a minimum 15-year useful life.  Prior to the TerreStar Transaction, this satellite experienced certain solar array anomalies.  While these anomalies did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

T2.  In December 2007, TerreStar entered into an agreement with Space Systems/Loral, Inc. for the design and manufacture of T2, formerly known as EchoStar T2.  The construction of T2 is close to completion.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

associated with any in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar I.  EchoStar I was designed to meet a minimum 12 year useful life. During the first quarter 2012, we determined that EchoStar I experienced a communications receiver anomaly.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.  EchoStar I was fully depreciated during 2007.

EchoStar XI.  EchoStar XI was designed to meet a minimum 12-year useful life.  During the first quarter 2012, we determined that EchoStar XI experienced solar array anomalies that reduced the total power available for use by the spacecraft.  While these anomalies did not reduce the estimated useful life of the satellite to less than 12 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar XIV.  EchoStar XIV was designed to meet a minimum 15-year useful life.  During the third quarter 2011 and the first quarter 2012, we determined that EchoStar XIV experienced solar array anomalies that reduced the total power available for use by the spacecraft.  While these anomalies did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

EchoStar VI.  Prior to 2012, EchoStar VI experienced solar array anomalies which impacted the commercial operation of the satellite.  EchoStar VI also previously experienced the loss of traveling wave tube amplifiers (“TWTAs”).  During the first quarter 2012, EchoStar determined that EchoStar VI experienced the loss of two additional TWTAs increasing the total number of TWTAs lost to five.  During the second quarter 2012, EchoStar VI lost an additional solar array string, which reduced the total power available for use by the spacecraft.  While the recent losses of TWTAs and the solar array string did not impact current commercial operation of the satellite, there can be no assurance that future anomalies will not impact its commercial operation.

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

FCC Authorizations

“FCC authorizations” on our Condensed Consolidated Balance Sheets totaled $3.273 billion as of June 30, 2012, a $1.881 billion increase compared to December 31, 2011.  This increase was related to the closing of the DBSD Transaction and the TerreStar Transaction and the associated purchase price allocation to the assets acquired and the liabilities assumed.  See Note 8 for further discussion of the DBSD Transaction and the TerreStar Transaction.

On May 31, 2012, the International Bureau of the FCC announced the termination of our license for use of the 148 degree orbital location associated with our DISH segment.  We have not had a satellite positioned at the 148 degree orbital location since the retirement of EchoStar V in August 2009.  Our license for use of the 148 degree orbital location had a $68 million carrying value.  This amount was recorded as “Depreciation and amortization” expense

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the second quarter 2012 due to the termination of this license by the FCC.

8.                                      Acquisitions

DBSD North America and TerreStar Transactions

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, we and Sprint Nextel Corporation (“Sprint”) entered into a mutual release and settlement agreement (the “Sprint Settlement Agreement”) pursuant to which all disputed issues relating to the DBSD Transaction and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, we made a net payment of approximately $114 million to Sprint.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and we cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On March 21, 2012, the FCC released an NPRM that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify our licenses to allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM were due on or before May 17, 2012, and reply comments were due on or before June 1, 2012.  We submitted filings in the initial comment round and in the reply comment round.  While the FCC has indicated its intent to complete the NPRM during 2012, we cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which we may need to comply to avail ourselves of any changes to the rules.

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

Preliminary
Purchase
Price
Allocation
(In thousands)
Cash	$5,230
Current and noncurrent assets	6,705
Property and equipment	1,206,663
Goodwill (1)	24,935
FCC authorizations	1,949,000
Current liabilities	(62,692)
Noncurrent liabilities	(270,193)
Total acquisition consideration	$2,859,648

(1)          This amount is deductible for tax purposes and is included as a component of “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.

The determination of the fair value of the acquired assets and assumed liabilities requires significant analysis and judgment.  As of the date of issuance of these financial statements, we have not completed our valuation analysis and calculations in sufficient detail necessary to finalize our estimates.  The assets acquired in the DBSD Transaction and the TerreStar Transaction consist primarily of certain satellite assets and wireless spectrum licenses.  The fair value of satellite assets and wireless spectrum licenses are the most significant areas not yet finalized.  We expect to complete our final fair value determinations no later than the first quarter 2013.  Our final fair value determinations may be significantly different than those reflected in our Condensed Consolidated Financial Statements at June 30, 2012.

Pro forma revenue and earnings associated with the DBSD Transaction and the TerreStar Transaction are not included in this filing.  Due to the material ongoing modifications of the business, management has determined that insufficient information exists to accurately develop meaningful historical pro forma financial information.  Moreover, the historical results of operations of DBSD North America and TerreStar are not indicative of their potential prospective operations because DBSD North America and TerreStar were in bankruptcy proceedings and did not have significant operations in periods prior to the transactions.  As such, any historical pro forma information would not prove useful in assessing our post transaction earnings and cash flows.  We generated less than $1 million of revenue for each of the three and six months ended June 30, 2012 from our wireless spectrum segment.  In addition, we incurred $18 million and $26 million in operating expenses for the three and six months ended June 30, 2012, respectively.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

9.                                      Long-Term Debt

4 5/8% Senior Notes due 2017

On May 16, 2012, we issued $900 million aggregate principal amount of our five-year, 4 5/8% Senior Notes due July 15, 2017 at an issue price of 100.0%.  Interest accrues at an annual rate of 4 5/8% and is payable semi-annually in cash, in arrears on January 15 and July 15 of each year, commencing on January 15, 2013.

The 4 5/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to July 15, 2015, we may also redeem up to 35.0% of each of the 4 5/8% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.

The 4 5/8% Senior Notes are:

•                  general unsecured senior obligations of DISH DBS;

•                  ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and

•                  ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 4 5/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

•                  incur additional debt;

•                  pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock;

•                  make certain investments;

•                  create liens or enter into sale and leaseback transactions;

•                  enter into transactions with affiliates;

•                  merge or consolidate with another company; and

•                  transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 4 5/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

5 7/8% Senior Notes due 2022

On May 16, 2012, we issued $1.0 billion aggregate principal amount of our ten-year, 5 7/8% Senior Notes due July 15, 2022 at an issue price of 100.0%.  Interest accrues at an annual rate of 5 7/8% and is payable semi-annually in cash, in arrears on January 15 and July 15 of each year, commencing on January 15, 2013.

On July 26, 2012, we issued an additional $1.0 billion aggregate principal amount of our ten-year, 5 7/8% Senior Notes due July 15, 2022 at an issue price of 100.75% plus accrued interest from May 16, 2012.  These notes were issued as additional notes under the related indenture, pursuant to which we issued on May 16, 2012 $1.0 billion in aggregate principal amount of our 5 7/8% Senior Notes due 2022 discussed above.  These notes and the notes previously issued under the related indenture will be treated as a single class of debt securities under the related indenture.

The 5 7/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

interest.  Prior to July 15, 2015, we may also redeem up to 35.0% of each of the 5 7/8% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.

The 5 7/8% Senior Notes are:

•                  general unsecured senior obligations of DISH DBS;

•                  ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and

•                  ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 5 7/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

•                  incur additional debt;

•                  pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock;

•                  make certain investments;

•                  create liens or enter into sale and leaseback transactions;

•                  enter into transactions with affiliates;

•                  merge or consolidate with another company; and

•                  transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 5 7/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities:

	As of
	June 30, 2012		December 31, 2011
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
7 % Senior Notes due 2013	$500,000	$527,500	$500,000	$535,000
6 5/8% Senior Notes due 2014	1,000,000	1,075,330	1,000,000	1,060,000
7 3/4% Senior Notes due 2015	750,000	834,375	750,000	817,500
7 1/8% Senior Notes due 2016	1,500,000	1,653,750	1,500,000	1,593,750
4 5/8% Senior Notes due 2017	900,000	884,250	—	—
7 7/8% Senior Notes due 2019	1,400,000	1,606,500	1,400,000	1,589,000
6 3/4% Senior Notes due 2021	2,000,000	2,151,800	2,000,000	2,140,000
5 7/8% Senior Notes due 2022 (1)	1,000,000	1,005,000	—	—
Mortgages and other notes payable	92,998	92,998	71,871	71,871
Subtotal	9,142,998	$9,831,503	7,221,871	$7,807,121
Capital lease obligations (2)	256,472	NA	271,908	NA
Total long-term debt and capital lease obligations (including current portion)	$9,399,470		$7,493,779

(1)          Excludes $1.0 billion in additional 5 7/8% Senior Notes due 2022 issued on July 26, 2012.

(2)          Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

10.                               Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of June 30, 2012, we had outstanding under these plans stock options to acquire 18.8 million shares of our Class A common stock and 1.2 million restricted stock units.  Stock options granted prior to and on June 30, 2012 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of June 30, 2012, we had 72.7 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The following stock awards were outstanding:

	As of June 30, 2012
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH Network employees	16,240,574	1,102,581	762,003	46,020
Held by EchoStar employees	2,555,901	94,999	N/A	N/A
Total	18,796,475	1,197,580	762,003	46,020

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

Stock Award Activity

Our stock option activity was as follows:

	For the Six Months
	Ended June 30, 2012
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	21,336,159	$20.53
Granted	501,500	$32.14
Exercised	(2,633,284)	$18.22
Forfeited and cancelled	(407,900)	$20.42
Total options outstanding, end of period	18,796,475	$18.99
Performance-based options outstanding, end of period (2)	7,976,150	$18.84
Exercisable at end of period	7,847,529	$18.38

(1)         The beginning of period weighted-average exercise price of $20.53 does not reflect the 2012 Stock Option Adjustment, which occurred subsequent to December 31, 2011.

(2)         These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Tax benefit from stock awards exercised	$10,204	$5,614	$11,947	$6,409

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Based on the closing market price of our Class A common stock on June 30, 2012, the aggregate intrinsic value of our stock options was as follows:

	As of June 30, 2012
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$184,022	$81,864

Our restricted stock unit activity was as follows:

	For the Six Months
	Ended June 30, 2012
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,284,708	$23.25
Granted	—	$—
Vested	(24,795)	$22.94
Forfeited and cancelled	(62,333)	$25.94
Total restricted stock units outstanding, end of period	1,197,580	$23.06
Restricted Performance Units outstanding, end of period (1)	1,197,580	$23.06

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of June 30, 2012, that assessment could change in the future.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the six months ended June 30, 2012, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

	2005 LTIP
	Total	Vested Portion (1)
	(In thousands)
DISH Network awards held by DISH Network employees	$35,608	$29,390
EchoStar awards held by DISH Network employees	6,409	5,391
Total	$42,017	$34,781

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

During the first quarter 2011, we determined that all of the 2008 LTIP performance goals are probable of achievement.  As of June 30, 2012, approximately 70% of the 2008 LTIP awards had vested.  We are recognizing the associated non-cash stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period for vesting of the approximately 30% of the awards remaining, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Other Employee Performance Awards.  In addition to the above long-term, performance stock incentive plans, we have other stock awards that vest based on certain other company-specific subscriber, operational and financial goals.  Exercise of these stock awards is contingent on achieving certain performance goals.

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

Although no awards vest until the performance goals are attained, we determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the three and six months ended June 30, 2012 and 2011, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain company-specific subscriber and financial goals was not probable as of June 30, 2012, that assessment could change in the future.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The non-cash stock-based compensation expense associated with these awards is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Non-Cash, Stock-Based Compensation Expense Recognized	2012	2011	2012	2011
	(In thousands)
2008 LTIP	$2,340	$1,495	$8,179	$14,299
Other employee performance awards	1,433	(87)	4,572	(12)
Total non-cash, stock-based compensation expense recognized for performance-based awards	$3,773	$1,408	$12,751	$14,287

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2012	$1,916	$2,128
Estimated contingent expense subsequent to 2012	2,020	46,559
Total estimated remaining expense over the term of the plan	$3,936	$48,687

Of the 18.8 million stock options and 1.2 million restricted stock units outstanding under our stock incentive plans, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of June 30, 2012
	Number of Awards	Weighted- Average Exercise Price
Performance-Based Stock Options
2005 LTIP	3,217,500	$21.10
2008 LTIP	1,758,650	$10.77
Other employee performance awards	3,000,000	$21.16
Total	7,976,150	$18.84

Restricted Performance Units
2005 LTIP	321,830
2008 LTIP	10,750
Other employee performance awards	865,000
Total	1,197,580

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Stock-Based Compensation

During the six months ended June 30, 2012, we incurred $14 million of additional non-cash, stock-based compensation expense in connection with the 2012 Stock Option Adjustment discussed previously.  This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Subscriber-related	$357	$340	$1,194	$1,317
General and administrative	6,660	3,378	29,005	17,578
Total non-cash, stock-based compensation	$7,017	$3,718	$30,199	$18,895

As of June 30, 2012, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $26 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 3.8% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the three and six months ended June 30, 2012 and 2011 was originally estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Stock Options	2012	2011	2012	2011
Risk-free interest rate	0.41% - 0.87%	1.76% - 3.18%	0.41% - 1.29%	1.76% - 3.18%
Volatility factor	33.15% - 38.87%	31.74% - 41.00%	33.15% - 39.34%	31.74% - 41.00%
Expected term of options in years	3.1 - 5.8	4.7 - 10.0	3.1 - 5.9	4.7 - 10.0
Weighted-average fair value of options granted	$6.72 - $10.72	$11.33 - $14.77	$6.72 - $12.69	$9.16 - $14.77

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

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and we cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On March 21, 2012, the FCC released an NPRM that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify our licenses to allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM were due on or before May 17, 2012, and reply comments were due on or before June 1, 2012.  We submitted filings in the initial comment round and in the reply comment round.  While the FCC has indicated its intent to complete the NPRM during 2012, we cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which we may need to comply to avail ourselves of any changes to the rules.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $148 million over approximately the next three years.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for the Nimiq 5 satellite through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of its payment obligations under this agreement through 2019.  As of June 30, 2012, the remaining payment obligations under this agreement that we guarantee are $470 million.

As of June 30, 2012, we have not recorded a liability on the balance sheet for any of these guarantees.

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

c4cast.com, Inc.

On May 7, 2012, c4cast.com, Inc. filed a complaint against us and our wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,958,204 (the “‘204 patent”), which is entitled “Community-Selected Content.”  The ‘204 patent relates to systems, methods and techniques for providing resources to participants over an electronic network.

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court entered an order granting the defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s order.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the previous June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  On March 30, 2012, the reconstituted panel of the Ninth Circuit again affirmed the District Court’s order.  On April 10, 2012, the plaintiff class again filed a petition for rehearing en banc, which was denied on May 4, 2012.  On August 2, 2012, the plaintiff class filed a petition seeking review by the United States Supreme Court.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.” DirecTV was dismissed from the case on January 4, 2012.  On July 12, 2012, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed the operative second amended complaint making the same claim.

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

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On February 6, 2012, ESPN filed a motion seeking $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim, which we have opposed.  As a result, during the six months ended June 30, 2012, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of June 30, 2012.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal Media, LLC.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the AutoHop™ feature, which works in conjunction with the PrimeTime Anytime™ feature, on our Hopper™ set-top boxes.  The AutoHop feature allows a subscriber, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.  The PrimeTime Anytime feature allows a user of our Hopper set-top box, at his or her option, to record certain HD primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Sling place-shifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal Media, LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge.

On July 2, 2012, the Court in our action in the Southern District of New York heard our motion for an anti-suit injunction to enjoin prosecution of the networks’ respective lawsuits in the Central District of California (so that all of the matters could be heard and determined in a single action in the Southern District of New York) and Fox’s, NBC’s and CBS’s motions to dismiss our complaint.  In an order dated July 9, 2012, the Court denied our motion, granted the Fox defendants’ motion and granted, in part, the NBC and CBS defendants’ respective motions to dismiss our complaint, such that only our contract-based claims against the NBC and CBS defendants will proceed in the New York action.  Our claims against the ABC defendants were unaffected by the Court’s order.  ABC has filed a counterclaim against us in the New York action, alleging breach of contract and copyright infringement claims.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

We intend to vigorously prosecute and defend our position in these cases.  In the event that a court ultimately determines that we infringe the asserted copyrights, we may be subject to substantial damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  In addition, as a result of this litigation, we may not be able to renew certain of our retransmission consent agreements and other programming agreements on favorable terms or at all.  If we are unable to renew these agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  Loss of access to existing programming could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations and subscriber churn rate.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Norman IP Holdings, Inc.

On September 15, 2011, Norman IP Holdings, Inc. (“Norman”) filed a patent infringement complaint against Brother International Corporation and Lexmark International Corporation in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “‘555 patent”) and U.S. Patent No. 5,502,689 (the “‘689 patent”).  On December 9, 2011, Norman filed a first amended complaint that added Ricoh Americas Corporation and dropped Brother International Corporation as a defendant.  On January 27, 2012, Norman filed a second amended complaint that added us as a defendant, in addition to adding Belkin International, Inc., BMW of North America LLC, Daimler North America Corporation, Mercedes-Benz USA, LLC, D-Link Systems, Inc., Ford Motor Company, Garmin International, Inc., Garmin USA, Inc., General Electric Company, General Motors Company, JVC Americas Corporation, Novatel Wireless, Inc., Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., TomTom, Inc., ViewSonic Corporation, Vizio, Inc., Volkswagen Group of America, Inc., Xerox Corporation, ZTE USA, Inc., and ZTE Solutions, Inc.  The ‘555 patent relates to a wireless communications privacy method and system and the ‘689 patent relates to a clock generator capable of shut-down mode and clock generation method.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“NorthPoint”) filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the “‘636 patent”).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the ‘636 patent are invalid.  NorthPoint appealed and, on May 11, 2012, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s judgment.

We cannot predict with certainty whether NorthPoint will seek further appeal or the outcome of any appeal or extent of any potential liability or damages if they are successful on appeal.  If they do appeal, we intend to vigorously defend this case.  In the event that an appeal were successful and a court ultimately determined that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving EchoStar and us as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which we and EchoStar are sublicensees.  The Court has stayed all deadlines in the case (trial had been set for August 20, 2012) pending entry of a new Docket Control Order.

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

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International Associates”) filed a complaint against us, our wholly-owned subsidiaries DISH DBS and DISH Network L.L.C., and EchoStar and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the “‘725 patent”), which is entitled “List Building System.”  The ‘725 patent relates to a system for building an inventory of audio/visual works.  Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against us in the United States District Court for the Central District of California.  In the Operative Fifth Amended Complaint, filed on May 24, 2012, Preservation Technologies also names Netflix, Inc., Facebook, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Time Warner Cable, Inc., The Walt Disney Company, American Broadcasting Companies, Inc. and Yahoo! Inc. as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Time Warner Cable Inc. was dismissed from the case on July 19, 2012.

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

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the U.S. Patent and Trademark Office.

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

Tse

On May 30, 2012, Ho Keung Tse filed a complaint against our wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,665,797, which is entitled “Protection of Software Again [sic] Against Unauthorized Use.”  Mr. Tse is the named inventor on the patent.  On the same day that he sued Blockbuster, Mr. Tse filed a separate action in the same court

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

alleging infringement of the same patent against Google, Samsung and HTC.  He also has earlier-filed litigation on the same patent pending in the United States District Court for the Northern District of California against Sony Connect, Inc., Napster, Inc., Apple Computer, Inc., Realnetworks, Inc., and MusicMatch, Inc.

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

Vigilos, LLC

On February 23, 2011, Vigilos, LLC (“Vigilos”) filed suit against EchoStar, two EchoStar subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., our wholly-owned subsidiary, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, U.S. Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.”  Vigilos is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Voom HD Holdings

In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We sought leave to appeal to New York’s highest state court, the Court of Appeals, but that motion was denied on April 26, 2012.  The trial date has been set for September 18, 2012.  Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

12.                               Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  Under this definition, we operated three primary segments during the six months ended June 30, 2012.

•                        DISH.  The DISH branded pay-TV service had 14.061 million subscribers in the United States as of June 30, 2012.  The DISH branded pay-TV service consists of FCC licenses authorizing us to use DBS and FSS spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a third-party leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

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

•                  Wireless Spectrum.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain build-out requirements.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar.  The financial results of DBSD North America and TerreStar were included in our financial results as of March 9, 2012.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.  See Note 8 for further information.

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

On March 21, 2012, the FCC released an NPRM that could result in the elimination of the MSS “integrated service” and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify our licenses to allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  We submitted filings in the initial comment round and in the reply comment round.  We cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which we may need to comply to avail ourselves of any changes to the rules.  See Note 11 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The total assets, revenue and operating income by segment are as follows:

	As of
	June 30,	December 31,
	2012	2011
	(In thousands)
Total assets:
DISH (1)	$10,965,190	$11,104,003
Blockbuster	405,608	453,661
Wireless Spectrum (1)	3,922,914	—
Eliminations	(772,549)	(87,433)
Total assets	$14,521,163	$11,470,231

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Revenue:
DISH	$3,324,099	$3,336,208	$6,577,021	$6,560,269
Blockbuster	253,312	253,953	587,303	253,953
Wireless Spectrum	296	—	329	70
Eliminations	(5,941)	—	(11,018)	—
Total revenue	$3,571,766	$3,590,161	$7,153,635	$6,814,292

Operating income (loss):
DISH	$499,373	$707,377	$1,065,918	$1,690,660
Blockbuster	(13,333)	10,405	624	10,405
Wireless Spectrum	(17,688)	—	(25,779)	70
Total operating income (loss)	$468,352	$717,782	$1,040,763	$1,701,135

(1)               The decrease in DISH total assets resulted from the reclassification of assets to the wireless spectrum segment.

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the products are delivered and services are provided.  The following table summarizes revenue attributed to the United States and other foreign locations.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Revenue:
United States	$3,453,353	$3,486,303	$6,909,992	$6,710,434
United Kingdom	69,523	63,660	140,234	63,660
Mexico	35,383	28,030	76,689	28,030
Other	13,507	12,168	26,720	12,168
Total revenue	$3,571,766	$3,590,161	$7,153,635	$6,814,292

DISH NETWORK CORPORATION

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

EchoStar is our primary supplier of set-top boxes and digital broadcast operations and our key supplier of transponder capacity.  Generally, the amounts we pay EchoStar for products and services are based on pricing equal to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Under the terms of the DISH Nimiq 5 Agreement, we make certain monthly payments to EchoStar that commenced in September 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date it was placed into service.  Upon expiration of the initial term we have the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

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

TerreStar Agreement.  On March 9, 2012, we completed the TerreStar Transaction.  Prior to our acquisition of substantially all the assets of TerreStar and EchoStar’s acquisition of Hughes, TerreStar and HNS entered into various agreements pursuant to which HNS provides, among other things, hosting, operations and maintenance services for TerreStar’s satellite gateway and associated ground infrastructure.  These agreements generally may be terminated by us at any time for convenience.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Purchases from EchoStar	2012	2011	2012	2011
	(In thousands)
Set-top boxes and other equipment	$254,350	$270,629	$491,715	$542,755

Set-top boxes and other equipment included in “Cost of sales — subscriber promotion subsidies — EchoStar”	$51,580	$62,868	$133,854	$117,294

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

•                  Cheyenne Lease Agreement.  The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

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

Additionally, on August 5, 2011, we entered into a letter agreement with EchoStar pursuant to which certain assets used to support Blockbuster’s website were transferred to EchoStar and they agreed to provide certain technical and infrastructure support for the Blockbuster website to us.  The fees for the services provided under the letter agreement are calculated at cost plus a fixed margin, which varies depending upon the nature of the services provided.  The letter agreement provides that it shall continue in effect until the completion of a definitive agreement between EchoStar and us setting forth the terms of the support of the Blockbuster website.  In addition to the services expensed, during the three and six months ended June 30, 2012, we capitalized $3 million and $7 million of these services, respectively, which are included in “Property and equipment, net” and “Other noncurrent assets” on our Condensed Consolidated Balance Sheets.

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

Other Agreements — EchoStar

Tax Sharing Agreement.  In connection with the Spin-off, we entered into a tax sharing agreement with EchoStar which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by us, and we will indemnify EchoStar for such taxes.  However, we are not liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended (the “Code”) because of: (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar takes or fails to take; or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, EchoStar is solely liable for, and will indemnify us for, any resulting taxes, as well as any losses, claims and expenses.  The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

TiVo.  On April 29, 2011, we and EchoStar entered into a settlement agreement with TiVo, Inc. (“TiVo”).  The settlement resolved all pending litigation between us and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH digital video recorders, or DVRs, which litigation is described in our 2011 10-K under the caption “Item 3.  Legal Proceedings — TiVo Inc.”

Under the settlement agreement, all pending litigation has been dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or EchoStar have been dissolved.  We and EchoStar are jointly

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$17,355	$19,716	$34,839	$40,445

	As of
	June 30,	December 31,
	2012	2011
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$6,374	$5,853

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 and this Quarterly Report on Form 10-Q under the caption “Item 1A.  Risk Factors.”

EXECUTIVE SUMMARY

Overview

DISH lost approximately 10,000 net subscribers during the three months ended June 30, 2012, compared to a loss of approximately 135,000 net subscribers during the same period in 2011.  This decrease in the number of net subscribers lost versus the same period in 2011 resulted from higher gross new subscriber activations and a lower churn rate.  Higher gross new subscriber activations were primarily due to increased advertising associated with our Hopper set-top box during the second quarter 2012.  During the three months ended June 30, 2012, DISH added approximately 665,000 gross new subscribers compared to approximately 572,000 gross new subscribers during the same period in 2011, an increase of 16.3%.

Our average monthly subscriber churn rate for the three months ended June 30, 2012 was 1.60% compared to 1.67% for the same period in 2011.  While churn improved compared to the same period in 2011, increased competitive pressures could increase churn in the future.  Our churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, and our ability to control piracy.

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

DISH added approximately 94,000 net subscribers during the six months ended June 30, 2012, compared to a loss of approximately 77,000 net subscribers during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our average monthly subscriber churn rate and higher gross new subscriber activations due to increased advertising associated with our Hopper set-top box.  Our average monthly subscriber churn rate for the six months ended June 30, 2012 was 1.48% compared to 1.57% for the same period in 2011.  Our churn rate was positively impacted in part because we did not have a programming package price increase in the first quarter 2012, but did during the same period in 2011.  During the six months ended June 30, 2012, DISH added approximately 1.338 million gross new subscribers compared to approximately 1.253 million gross new subscribers during the same period in 2011, an increase of 6.8%.

“Net income (loss) attributable to DISH Network” for the three and six months ended June 30, 2012 was $226 million and $586 million, respectively, compared to $335 million and $884 million, respectively, for the same periods in 2011.  During the three months ended June 30, 2012, “Net income (loss) attributable to DISH Network” decreased primarily due to higher subscriber-related expenses from higher programming costs, increased advertising associated with our Hopper set-top box and $68 million of depreciation expense related to the 148 degree orbital location during the second quarter 2012.  See Note 7 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  During the six months ended June 30, 2012, “Net income (loss) attributable to DISH Network” decreased primarily due to higher subscriber-related expenses from higher programming costs, increased advertising associated with our Hopper set-top box, a reversal of our accrued expenses related to the TiVo Inc. settlement during 2011 and $68 million of depreciation expense related to the 148 degree orbital location during

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

the second quarter 2012.  This decrease was partially offset by the non-cash gain of $99 million during 2012 related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements.

Programming costs represent a large percentage of our “Subscriber-related expenses.”  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  Additionally, our gross new subscriber activations and subscriber churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire.  On June 30, 2012, we replaced three AMC Networks channels (IFC, WE and AMC) with HDNet Movies, Style and HDNet.  We notified AMC Networks earlier in the year of our decision not to renew our contract.  This programming change had an immaterial impact on our second quarter churn rate and gross new subscriber activations.  We cannot predict with any certainty the future impact to our gross new subscriber activations and subscriber churn resulting from this programming change.

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

To maintain and enhance our competitiveness over the long term, we recently introduced the HopperTM set-top box that allows, among other things, recorded programming to be viewed in HD in multiple rooms.  We are also promoting a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as TV EverywhereTM which utilizes, among other things, online access and Slingbox “placeshifting” technology.  There can be no assurance that these integrated products will positively affect our results of operations or our gross new subscriber activations.

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

Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand® service.  The Blockbuster Acquisition complements our core business of delivering high-quality video entertainment to consumers.  We are promoting our new Blockbuster offerings including the Blockbuster@HomeTM service which provides movies, games and TV shows through Internet streaming, mail and in-store exchanges and online.  This offering is only available to DISH subscribers.

Blockbuster operations are included in our financial results beginning April 26, 2011.  During the three months ended June 30, 2012, Blockbuster operations contributed $253 million in revenue with a $13 million operating loss compared to $254 million in revenue and $10 million in operating income for the same period in 2011.  The operating loss during the three months ended June 30, 2012 was primarily a result of lower monthly revenue and higher inventory costs per unit relative to the fair value of the inventory costs per unit acquired in the Blockbuster Acquisition.  During the first quarter 2012, we closed approximately 500 domestic stores and during the second quarter 2012, we closed approximately 150 domestic stores, leaving us with approximately 900 domestic stores as of June 30, 2012.  We continue to evaluate the impact of certain factors, including, among other things, competitive pressures, the scale of our Blockbuster retail operations and other issues impacting the store-level financial performance of our Blockbuster retail stores.  These factors, or other reasons, could lead us to close additional Blockbuster retail stores.  In addition, to streamline administrative expenses, we moved the Blockbuster headquarters to Denver during June 2012.

During the six months ended June 30, 2012, Blockbuster operations contributed $587 million in revenue with less than $1 million in operating income compared to $254 million in revenue and $10 million in operating income for the same period in 2011.  The decline in operating income during the six months ended June 30, 2012 was primarily a result of lower monthly revenue and higher inventory costs per unit relative to the fair value of the inventory costs per unit acquired in the Blockbuster Acquisition, partially offset by the benefit from the sale of inventory from domestic retail stores that were closed primarily during the first quarter 2012, discussed above.

Wireless Spectrum

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the Federal Communications Commission (“FCC”) in February 2009 subject to certain build-out requirements.  On March 9, 2012, we completed the acquisitions of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”) and substantially all of the assets of TerreStar Networks, Inc. (“TerreStar”), pursuant to

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

We generated less than $1 million of revenue for each of the three and six months ended June 30, 2012 from our wireless spectrum segment.  In addition, we incurred $18 million and $26 million in operating expenses for the three and six months ended June 30, 2012, respectively.  We incurred general and administrative expenses associated with certain satellite operations and regulatory compliance from our wireless spectrum assets.  We also incurred depreciation and amortization expenses associated with certain assets of DBSD North America and TerreStar.  This depreciation and amortization expense is based on our initial estimate of the fair value of these assets as disclosed in Note 8 in the Notes to the Condensed Consolidated Financial Statements.  As we review our options for the commercialization of this wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and construction of a wireless network.

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

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and we cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On March 21, 2012, the FCC released a notice of proposed rule making (“NPRM”) that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify our licenses to allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM were due on or before May 17, 2012, and reply comments were due on or before June 1, 2012.  We submitted filings in the initial comment round and in the reply comment round.   While the FCC has indicated its intent to complete the NPRM during 2012, we cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which we may need to comply to avail ourselves of any changes to the rules.

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

request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate court granted our motion to stay the trial pending our appeal.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We sought leave to appeal to New York’s highest state court, the Court of Appeals, but that motion was denied on April 26, 2012.  The trial date has been set for September 18, 2012.  Voom is claiming over $2.5 billion in damages.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011.

	For the Three Months
	Ended June 30,		Variance
Statements of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,295,831	$3,311,340	$(15,509)	(0.5)
Equipment and merchandise sales, rental and other revenue	270,257	270,018	239	0.1
Equipment sales, services and other revenue - EchoStar	5,678	8,803	(3,125)	(35.5)
Total revenue	3,571,766	3,590,161	(18,395)	(0.5)

Costs and Expenses:
Subscriber-related expenses	1,825,808	1,728,959	96,849	5.6
% of Subscriber-related revenue	55.4%	52.2%
Satellite and transmission expenses - EchoStar	107,082	115,358	(8,276)	(7.2)
% of Subscriber-related revenue	3.2%	3.5%
Satellite and transmission expenses - Other	9,178	9,819	(641)	(6.5)
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, merchandise, services, rental and other	130,061	89,403	40,658	45.5
Subscriber acquisition costs	404,499	342,801	61,698	18.0
General and administrative expenses	327,667	325,262	2,405	0.7
% of Total revenue	9.2%	9.1%
Litigation expense	—	23,728	(23,728)	(100.0)
Depreciation and amortization	299,119	237,049	62,070	26.2
Total costs and expenses	3,103,414	2,872,379	231,035	8.0

Operating income (loss)	468,352	717,782	(249,430)	(34.8)

Other Income (Expense):
Interest income	20,204	8,601	11,603	*
Interest expense, net of amounts capitalized	(109,301)	(143,564)	34,263	23.9
Other, net	(7,448)	(19,794)	12,346	62.4
Total other income (expense)	(96,545)	(154,757)	58,212	37.6

Income (loss) before income taxes	371,807	563,025	(191,218)	(34.0)
Income tax (provision) benefit, net	(146,211)	(228,187)	81,976	35.9
Effective tax rate	39.3%	40.5%
Net income (loss)	225,596	334,838	(109,242)	(32.6)
Less: Net income (loss) attributable to noncontrolling interest	(136)	78	(214)	*
Net income (loss) attributable to DISH Network	$225,732	$334,760	$(109,028)	(32.6)

Other Data:
DISH Network subscribers, as of period end (in millions)	14.061	14.056	0.005	0.0
DISH Network subscriber additions, gross (in millions)	0.665	0.572	0.093	16.3
DISH Network subscriber additions, net (in millions)	(0.010)	(0.135)	0.125	92.6
Average monthly subscriber churn rate	1.60%	1.67%	(0.07)%	(4.2)
Average monthly revenue per subscriber (“ARPU”)	$78.11	$78.06	$0.05	0.1
Average subscriber acquisition cost per subscriber (“SAC”)	$806	$795	$11	1.4
EBITDA	$760,159	$934,959	$(174,800)	(18.7)

*  Percentage is not meaningful.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

DISH subscribers.  DISH lost approximately 10,000 net subscribers during the three months ended June 30, 2012, compared to a loss of approximately 135,000 net subscribers during the same period in 2011.  This decrease in the number of net subscribers lost versus the same period in 2011 resulted from higher gross new subscriber activations and a lower churn rate.  Higher gross new subscriber activations were primarily due to increased advertising associated with our Hopper set-top box during the second quarter 2012.  During the three months ended June 30, 2012, DISH added approximately 665,000 gross new subscribers compared to approximately 572,000 gross new subscribers during the same period in 2011, an increase of 16.3%.

Our average monthly subscriber churn rate for the three months ended June 30, 2012 was 1.60% compared to 1.67% for the same period in 2011.  While churn improved compared to the same period in 2011, increased competitive pressures could increase churn in the future.  Our churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, and our ability to control piracy.

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

Subscriber-related revenue.  DISH “Subscriber-related revenue” totaled $3.296 billion for the three months ended June 30, 2012, a decrease of $16 million or 0.5% compared to the same period in 2011.  This change was primarily related to a decrease in the average number of subscribers during the three months ended June 30, 2012 compared to the same period in 2011.

ARPU.  “Average monthly revenue per subscriber” was $78.11 during the three months ended June 30, 2012 versus $78.06 during the same period in 2011.  The $0.05 or 0.1% increase in ARPU was primarily attributable to higher hardware related revenue.

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” totaled $270 million for the three months ended June 30, 2012, an increase of less than $1 million or 0.1% compared to the same period in 2011.  This increase was primarily driven by three months of revenue in 2012 compared to approximately two months in the previous year from the rental of movies and video games, the sale of previously rented titles, and other merchandise sold to customers including movies, video games and other items related to our Blockbuster operations, partially offset by decreased revenue related to fewer Blockbuster domestic stores as a result of store closings during the first half of 2012.  Blockbuster operations are included in our financial results beginning April 26, 2011.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.826 billion during the three months ended June 30, 2012, an increase of $97 million or 5.6% compared to the same period in 2011.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates. “Subscriber-related expenses” represented 55.4% and 52.2% of “Subscriber-related revenue” during the three months ended June 30, 2012 and 2011, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Cost of sales — equipment, merchandise, services, rental and other.  “Cost of sales — equipment, merchandise, services, rental and other” totaled $130 million for the three months ended June 30, 2012, an increase of $41 million or 45.5% compared to the same period in 2011.  This increase is primarily driven by three months of expense in 2012 compared to approximately two months in the previous year associated with the cost of rental title purchases or revenue sharing to studios, packaging and on-line delivery costs as well as the cost of merchandise sold such as movies, video games and other items related to our Blockbuster operations, partially offset by fewer Blockbuster domestic stores as a result of store closings during the first half of 2012.  Blockbuster operations are included in our financial results beginning April 26, 2011.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $404 million for the three months ended June 30, 2012, an increase of $62 million or 18.0% compared to the same period in 2011.  This increase was primarily attributable to the increase in gross new subscriber activations and SAC described below.

SAC.  SAC was $806 during the three months ended June 30, 2012 compared to $795 during the same period in 2011, an increase of $11 or 1.4%.  This increase was primarily attributable to increased advertising associated with our Hopper set-top box.

During the three months ended June 30, 2012 and 2011, the amount of equipment capitalized under our lease program for new subscribers totaled $132 million and $112 million, respectively.  This increase in capital expenditures under our lease program for new subscribers resulted primarily from an increase in gross new subscriber activations.  To remain competitive we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended June 30, 2012 and 2011, these amounts totaled $36 million and $21 million, respectively.

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

Litigation expense.  “Litigation expense” related to legal settlements, judgments or accruals associated with certain significant litigation totaled zero during the three months ended June 30, 2012.  During the three months ended June 30, 2011, “Litigation expense” totaled $24 million.  See Note 11 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Depreciation and amortization.  “Depreciation and amortization” expense totaled $299 million during the three months ended June 30, 2012, a $62 million or 26.2% increase compared to the same period in 2011.  This change in “Depreciation and amortization” expense was primarily due to $68 million of depreciation expense related to the 148 degree orbital location, partially offset by a decrease in depreciation expense on equipment leased to subscribers.  See Note 7 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $109 million during the three months ended June 30, 2012, a decrease of $34 million or 23.9% compared to the same period in 2011.  This change primarily resulted from capitalized interest of $39 million related to our wireless spectrum acquisition, partially offset by the net interest expense associated with the issuances and redemption of our senior notes during the three months ended June 30, 2012 and the year ended December 31, 2011.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $760 million during the three months ended June 30, 2012, a decrease of $175 million or 18.7% compared to the same period in 2011.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2012	2011
	(In thousands)
EBITDA	$760,159	$934,959
Interest expense, net	(89,097)	(134,963)
Income tax (provision) benefit, net	(146,211)	(228,187)
Depreciation and amortization	(299,119)	(237,049)
Net income (loss) attributable to DISH Network	$225,732	$334,760

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

Income tax (provision) benefit, net.  Our income tax provision was $146 million during the three months ended June 30, 2012, a decrease of $82 million compared to the same period in 2011.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes” and a decrease in our effective tax rate.

Net income (loss) attributable to DISH Network.  “Net income (loss) attributable to DISH Network” was $226 million during the three months ended June 30, 2012, a decrease of $109 million compared to $335 million for the same period in 2011.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011.

	For the Six Months
	Ended June 30,		Variance
Statements of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$6,520,296	$6,510,439	$9,857	0.2
Equipment and merchandise sales, rental and other revenue	620,994	286,019	334,975	*
Equipment sales, services and other revenue - EchoStar	12,345	17,834	(5,489)	(30.8)
Total revenue	7,153,635	6,814,292	339,343	5.0

Costs and Expenses:
Subscriber-related expenses	3,588,561	3,422,654	165,907	4.8
% of Subscriber-related revenue	55.0%	52.6%
Satellite and transmission expenses - EchoStar	216,936	224,271	(7,335)	(3.3)
% of Subscriber-related revenue	3.3%	3.4%
Satellite and transmission expenses - Other	20,857	20,019	838	4.2
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, merchandise, services, rental and other	272,323	111,670	160,653	*
Subscriber acquisition costs	802,536	697,700	104,836	15.0
General and administrative expenses	703,842	487,046	216,796	44.5
% of Total revenue	9.8%	7.1%
Litigation expense	—	(316,949)	316,949	100.0
Depreciation and amortization	507,817	466,746	41,071	8.8
Total costs and expenses	6,112,872	5,113,157	999,715	19.6

Operating income (loss)	1,040,763	1,701,135	(660,372)	(38.8)

Other Income (Expense):
Interest income	27,293	14,887	12,406	83.3
Interest expense, net of amounts capitalized	(247,314)	(263,743)	16,429	6.2
Other, net	102,834	(8,161)	110,995	*
Total other income (expense)	(117,187)	(257,017)	139,830	54.4

Income (loss) before income taxes	923,576	1,444,118	(520,542)	(36.0)
Income tax (provision) benefit, net	(337,854)	(559,954)	222,100	39.7
Effective tax rate	36.6%	38.8%
Net income (loss)	585,722	884,164	(298,442)	(33.8)
Less: Net income (loss) attributable to noncontrolling interest	(320)	10	(330)	*
Net income (loss) attributable to DISH Network	$586,042	$884,154	$(298,112)	(33.7)

Other Data:
DISH Network subscribers, as of period end (in millions)	14.061	14.056	0.005	0.0
DISH Network subscriber additions, gross (in millions)	1.338	1.253	0.085	6.8
DISH Network subscriber additions, net (in millions)	0.094	(0.077)	0.171	*
Average monthly subscriber churn rate	1.48%	1.57%	(0.09)%	(5.7)
Average monthly revenue per subscriber (“ARPU”)	$77.41	$76.72	$0.69	0.9
Average subscriber acquisition cost per subscriber (“SAC”)	$778	$757	$21	2.8
EBITDA	$1,651,734	$2,159,710	$(507,976)	(23.5)

*  Percentage is not meaningful.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

DISH subscribers.  DISH added approximately 94,000 net subscribers during the six months ended June 30, 2012, compared to a loss of approximately 77,000 net subscribers during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our average monthly subscriber churn rate and higher gross new subscriber activations due to increased advertising associated with our Hopper set-top box.  Our average monthly subscriber churn rate for the six months ended June 30, 2012 was 1.48% compared to 1.57% for the same period in 2011.  Our churn rate was positively impacted in part because we did not have a programming package price increase in the first quarter 2012, but did during the same period in 2011.  During the six months ended June 30, 2012, DISH added approximately 1.338 million gross new subscribers compared to approximately 1.253 million gross new subscribers during the same period in 2011, an increase of 6.8%.

Subscriber-related revenue.  DISH “Subscriber-related revenue” totaled $6.520 billion for the six months ended June 30, 2012, an increase of $10 million or 0.2% compared to the same period in 2011.  This change was primarily related to the increase in ARPU discussed below.

ARPU.  “Average monthly revenue per subscriber” was $77.41 during the six months ended June 30, 2012 versus $76.72 during the same period in 2011.  The $0.69 or 0.9% increase in ARPU was primarily attributable to our programming package price increase in February 2011 and higher hardware related revenue.

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” totaled $621 million for the six months ended June 30, 2012, an increase of $335 million compared to the same period in 2011.  This increase was primarily driven by six months of revenue in 2012 compared to approximately two months in the previous year from the rental of movies and video games, the sale of previously rented titles, and other merchandise sold to customers including movies, video games and other items related to our Blockbuster operations.  Blockbuster operations are included in our financial results beginning April 26, 2011.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $3.589 billion during the six months ended June 30, 2012, an increase of $166 million or 4.8% compared to the same period in 2011.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a decrease in customer retention expense.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates. “Subscriber-related expenses” represented 55.0% and 52.6% of “Subscriber-related revenue” during the six months ended June 30, 2012 and 2011, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

Cost of sales — equipment, merchandise, services, rental and other.  “Cost of sales — equipment, merchandise, services, rental and other” totaled $272 million for the six months ended June 30, 2012, an increase of $161 million compared to the same period in 2011.  This increase was primarily driven by six months of expense in 2012 compared to approximately two months in the previous year of rental title purchases or revenue sharing to studios, packaging and on-line delivery costs as well as the cost of merchandise sold such as movies, video games and other items related to our Blockbuster operations.  Blockbuster operations are included in our financial results beginning April 26, 2011.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $803 million for the six months ended June 30, 2012, an increase of $105 million or 15.0% compared to the same period in 2011.  This increase was primarily attributable to the increase in gross new subscriber activations and SAC described below.

SAC.  SAC was $778 during the six months ended June 30, 2012 compared to $757 during the same period in 2011, an increase of $21 or 2.8%.  This increase was primarily attributable to increased advertising associated with our Hopper set-top box.

During the six months ended June 30, 2012 and 2011, the amount of equipment capitalized under our lease program for new subscribers totaled $239 million and $251 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower hardware costs per activation.  To remain competitive we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the six months ended June 30, 2012 and 2011, these amounts totaled $66 million and $42 million, respectively.

General and administrative expenses.  “General and administrative expenses” totaled $704 million during the six months ended June 30, 2012, a $217 million or 44.5% increase compared to the same period in 2011.  This increase was primarily due to six months of costs in 2012 for personnel, building and maintenance and other administrative costs associated with our Blockbuster operations compared to two months during the previous year.  Blockbuster operations are included in our financial results beginning April 26, 2011.

Litigation expense.  “Litigation expense” related to legal settlements, judgments or accruals associated with certain significant litigation totaled zero during the six months ended June 30, 2012.  During the six months ended June 30, 2011, “Litigation expense” totaled a negative $317 million.  During the six months ended June 30, 2011, we reversed $341 million related to the April 29, 2011 settlement agreement with TiVo, which was previously recorded as an expense.  See Note 13 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $508 million during the six months ended June 30, 2012, a $41 million or 8.8% increase compared to the same period in 2011.  This change in “Depreciation and amortization” expense was primarily due to $68 million of depreciation expense related to the 148 degree orbital location, partially offset by a decrease in depreciation expense on equipment leased to subscribers.  See Note 7 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $247 million during the six months ended June 30, 2012, a decrease of $16 million or 6.2% compared to the same period in 2011.  This change primarily resulted from capitalized interest of $39 million related to our wireless spectrum acquisition, partially offset by the net interest expense associated with the issuances and redemption of our senior notes during the six months ended June 30, 2012 and the year ended December 31, 2011.

Other, net.  “Other, net” income totaled $103 million during the six months ended June 30, 2012, compared to a loss of $8 million during the same period in 2011.  This change primarily resulted from a $99 million non-cash gain related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction during the first quarter 2012.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.652 billion during the six months ended June 30, 2012, a decrease of $508 million or 23.5% compared to the same period in 2011.  EBITDA for the six months ended June 30, 2011 was favorably impacted by the reversal of $341 million of “Litigation expense” related to the April 29, 2011 settlement agreement with TiVo, which had been previously recorded as an expense prior to the first quarter 2011.  EBITDA for the six months ended June 30, 2012 was impacted by a $99 million non-cash gain related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months
	Ended June 30,
	2012	2011
	(In thousands)
EBITDA	$1,651,734	$2,159,710
Interest expense, net	(220,021)	(248,856)
Income tax (provision) benefit, net	(337,854)	(559,954)
Depreciation and amortization	(507,817)	(466,746)
Net income (loss) attributable to DISH Network	$586,042	$884,154

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

Income tax (provision) benefit, net.  Our income tax provision was $338 million during the six months ended June 30, 2012, a decrease of $222 million compared to the same period in 2011.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes” and a decrease in our effective tax rate.  Our effective tax rate was positively impacted by the change in our valuation allowances against certain deferred tax assets that are capital in nature.

Net income (loss) attributable to DISH Network.  “Net income (loss) attributable to DISH Network” was $586 million during the six months ended June 30, 2012, a decrease of $298 million compared to $884 million for the same period in 2011.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of June 30, 2012, our cash, cash equivalents and current marketable investment securities totaled $4.839 billion compared to $2.041 billion as of December 31, 2011, an increase of $2.798 million.  This increase in cash, cash equivalents and current marketable investment securities was primarily related to cash generated from operations of $1.348 billion, and the net proceeds of $1.890 billion related to the issuance of our 5 7/8% Senior Notes due 2022 and our 4 5/8% Senior Notes due 2017, partially offset by capital expenditures of $420 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.  As of June 30, 2012 and December 31, 2011, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $49 million and $161 million, respectively.

Cash Flow

The following discussion highlights our cash flow activities during the six months ended June 30, 2012.

Cash flows from operating activities

For the six months ended June 30, 2012, we reported “Net cash flows from operating activities” of $1.348 billion primarily attributable to $992 million of net income adjusted to exclude non-cash charges for “Depreciation and amortization” expense and “Realized and unrealized losses (gains) on investments,” as well as a source of cash related to the changes in operating assets and liabilities related to timing differences between book expense and cash payments.

Cash flows from investing activities

For the six months ended June 30, 2012, we reported net cash outflows from investing activities of $1.289 billion primarily related to capital expenditures of $420 million, net purchases of marketable investment securities of $775 million and purchases of strategic investments of $77 million.  The capital expenditures included $336 million associated with our subscriber acquisition and retention lease programs, and $84 million of other corporate capital

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

expenditures.  The purchases of strategic investments included net payments in connection with the DBSD Transaction of $40 million and the TerreStar Transaction of $37 million.

Cash flows from financing activities

For the six months ended June 30, 2012, we reported net cash inflows from financing activities of $1.927 billion primarily related to the net proceeds of $1.890 billion related to the issuance of our 5 7/8% Senior Notes due 2022 and our 4 5/8% Senior Notes due 2017.

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

During the six months ended June 30, 2012 and 2011, free cash flow was significantly impacted by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities” and “Net cash flows from investing” sections, respectively, of our Condensed Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, and other factors.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months
	Ended June 30,
	2012	2011
	(In thousands)
Free cash flow	$927,879	$855,601
Add back:
Purchases of property and equipment	420,185	402,744
Net cash flows from operating activities	$1,348,064	$1,258,345

Subscriber Base

DISH added approximately 94,000 net subscribers during the six months ended June 30, 2012, compared to a loss of approximately 77,000 net subscribers during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our average monthly subscriber churn rate and higher gross new subscriber activations due to increased advertising associated with our Hopper set-top box during the second quarter 2012.  See “Results of Operations” above for further discussion.  There are a number of factors that impact our future cash flow compared to the cash flow we generate at any given point in time, including subscriber churn and how successful we are at retaining our current subscribers.  As we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Satellites

Operation of the DISH branded pay-TV service requires that we have adequate satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by expanding local HD coverage and offering more national HD channels.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite.  Such a loss or failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and cause us to expend a significant portion of our cash to acquire or lease additional satellite capacity.

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

Stock Repurchases

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our Class A common stock.  On November 1, 2011, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of outstanding shares of our Class A common stock through and including December 31, 2012.  As of June 30, 2012, we may repurchase up to $1.0 billion under this plan.

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

Obligations and Future Capital Requirements

Future Capital Requirements

5 7/8% Senior Notes Due 2022

On July 26, 2012, we issued an additional $1.0 billion aggregate principal amount of our ten-year, 5 7/8% Senior Notes due July 15, 2022 at an issue price of 100.75% plus accrued interest from May 16, 2012.  Interest accrues at an annual rate of 5 7/8% and is payable semi-annually in cash, in arrears on January 15 and July 15 of each year, commencing on January 15, 2013.  These notes were issued as additional notes under the related indenture, pursuant to which we issued on May 16, 2012 $1.0 billion in aggregate principal amount of our 5 7/8% Senior Notes due 2022.  These notes and the notes previously issued under the related indenture will be treated as a single class of debt securities under the related indenture.

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

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar

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

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and we cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On March 21, 2012, the FCC released an NPRM that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify our licenses to allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM were due on or before May 17, 2012, and reply comments were due on or before June 1, 2012.  We submitted filings in the initial comment round and in the reply comment round.   While the FCC has indicated its intent to complete the NPRM during 2012, we cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which we may need to comply to avail ourselves of any changes to the rules.

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

Voom HD Holdings

If Voom prevails in its breach of contract suit against us, we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.  In January 2008, Voom filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate court granted our motion to stay the trial pending our appeal.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We sought leave to appeal to New York’s highest state court, the Court of Appeals, but that motion was denied on April 26, 2012.  The trial date has been set for September 18, 2012.  Voom is claiming over $2.5 billion in damages.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of June 30, 2012, our cash, cash equivalents and current marketable investment securities had a fair value of $4.839 billion.  Of that amount, a total of $4.102 billion was invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our June 30, 2012 current non-strategic investment portfolio of $4.102 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the six months ended June 30, 2012 of 0.6%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2012 would result in a decrease of approximately $2 million in annual interest income.

Strategic Marketable Investment Securities

As of June 30, 2012, we held strategic and financial debt and equity investments of public companies with a fair value of $737 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  In addition, a significant portion of the value of these investments is concentrated in the debt securities of a single issuer.  That single issuer has indicated that it will need substantial additional capital to meet its business and financial obligations beyond the next 12 months.  The fair value of certain of the debt securities in our investment

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

portfolio, including those of that single issuer, can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $74 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of June 30, 2012, we had $134 million of restricted cash and marketable investment securities invested in:  (a) cash;  (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our June 30, 2012 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Noncurrent Auction Rate and Mortgage Backed Securities

As of June 30, 2012, we held investments in ARS and MBS of $104 million, which are reported at fair value.  Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments.  As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature, and therefore interest rate risk associated with these securities is mitigated.  A hypothetical 10% adverse change in the price of these investments would result in a decrease of approximately $10 million in the fair value of these investments.

Long-Term Debt

As of June 30, 2012, we had long-term debt of $9.143 billion, excluding capital lease obligations, on our Condensed Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $9.832 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $241 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.  As of June 30, 2012, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $62 million.

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

c4cast.com, Inc.

On May 7, 2012, c4cast.com, Inc. filed a complaint against us and our wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,958,204 (the “‘204 patent”), which is entitled “Community-Selected Content.”  The ‘204 patent relates to systems, methods and techniques for providing resources to participants over an electronic network.

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court entered an order granting the defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s order.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the previous June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  On March 30, 2012, the reconstituted panel of the Ninth Circuit again affirmed the District Court’s order.  On April 10, 2012, the plaintiff class again filed a petition for rehearing en banc, which was denied on May 4, 2012.  On August 2, 2012, the plaintiff class filed a petition seeking review by the United States Supreme Court.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.” DirecTV was dismissed from the case on January 4, 2012.  On July 12, 2012, Cyberfone

PART II — OTHER INFORMATION — Continued

Systems, LLC (f/k/a LVL Patent Group, LLC) filed the operative second amended complaint making the same claim.

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

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On February 6, 2012, ESPN filed a motion seeking $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim, which we have opposed.  As a result, during the six months ended June 30, 2012, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of June 30, 2012.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal Media, LLC.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the AutoHop™ feature, which works in conjunction with the PrimeTime Anytime™ feature, on our Hopper™ set-top boxes.  The AutoHop feature allows a subscriber, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.  The PrimeTime Anytime feature allows a user of our Hopper set-top box, at his or her option, to record certain HD primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Sling place-

PART II — OTHER INFORMATION — Continued

shifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal Media, LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge.

On July 2, 2012, the Court in our action in the Southern District of New York heard our motion for an anti-suit injunction to enjoin prosecution of the networks’ respective lawsuits in the Central District of California (so that all of the matters could be heard and determined in a single action in the Southern District of New York) and Fox’s, NBC’s and CBS’s motions to dismiss our complaint.  In an order dated July 9, 2012, the Court denied our motion, granted the Fox defendants’ motion and granted, in part, the NBC and CBS defendants’ respective motions to dismiss our complaint, such that only our contract-based claims against the NBC and CBS defendants will proceed in the New York action.  Our claims against the ABC defendants were unaffected by the Court’s order.  ABC has filed a counterclaim against us in the New York action, alleging breach of contract and copyright infringement claims.

We intend to vigorously prosecute and defend our position in these cases.  In the event that a court ultimately determines that we infringe the asserted copyrights, we may be subject to substantial damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  In addition, as a result of this litigation, we may not be able to renew certain of our retransmission consent agreements and other programming agreements on favorable terms or at all.  If we are unable to renew these agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  Loss of access to existing programming could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations and subscriber churn rate.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Norman IP Holdings, Inc.

On September 15, 2011, Norman IP Holdings, Inc. (“Norman”) filed a patent infringement complaint against Brother International Corporation and Lexmark International Corporation in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “‘555 patent”) and U.S. Patent No. 5,502,689 (the “‘689 patent”).  On December 9, 2011, Norman filed a first amended complaint that added Ricoh Americas Corporation and dropped Brother International Corporation as a defendant.  On January 27, 2012, Norman filed a second amended complaint that added us as a defendant, in addition to adding Belkin International, Inc., BMW of North America LLC, Daimler North America Corporation, Mercedes-Benz USA, LLC, D-Link Systems, Inc., Ford Motor Company, Garmin International, Inc., Garmin USA, Inc., General Electric Company, General Motors Company, JVC Americas Corporation, Novatel Wireless, Inc., Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., TomTom, Inc., ViewSonic Corporation, Vizio, Inc., Volkswagen Group of America, Inc., Xerox Corporation, ZTE USA, Inc., and ZTE Solutions, Inc.  The ‘555 patent relates to a wireless communications privacy method and system and the ‘689 patent relates to a clock generator capable of shut-down mode and clock generation method.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

PART II — OTHER INFORMATION — Continued

6,208,636 (the “‘636 patent”).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the ‘636 patent are invalid.  NorthPoint appealed and, on May 11, 2012, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s judgment.

We cannot predict with certainty whether NorthPoint will seek further appeal or the outcome of any appeal or extent of any potential liability or damages if they are successful on appeal.  If they do appeal, we intend to vigorously defend this case.  In the event that an appeal were successful and a court ultimately determined that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving EchoStar and us as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which we and EchoStar are sublicensees.  The Court has stayed all deadlines in the case (trial had been set for August 20, 2012) pending entry of a new Docket Control Order.

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

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International Associates”) filed a complaint against us, our wholly-owned subsidiaries DISH DBS and DISH Network L.L.C., and EchoStar and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the “‘725 patent”), which is entitled “List Building System.”  The ‘725 patent relates to a system for building an inventory of audio/visual works.  Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against us in the United States District Court for the Central District of California.  In the Operative Fifth Amended Complaint, filed on May 24, 2012, Preservation Technologies also names Netflix, Inc., Facebook, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Time Warner Cable, Inc., The Walt Disney Company, American Broadcasting Companies, Inc. and Yahoo! Inc. as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services infringe U.S. Patent Nos.

PART II — OTHER INFORMATION — Continued

5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Time Warner Cable Inc. was dismissed from the case on July 19, 2012.

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

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the U.S. Patent and Trademark Office.

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

PART II — OTHER INFORMATION — Continued

Tse

On May 30, 2012, Ho Keung Tse filed a complaint against our wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,665,797, which is entitled “Protection of Software Again [sic] Against Unauthorized Use.”  Mr. Tse is the named inventor on the patent.  On the same day that he sued Blockbuster, Mr. Tse filed a separate action in the same court alleging infringement of the same patent against Google, Samsung and HTC.  He also has earlier-filed litigation on the same patent pending in the United States District Court for the Northern District of California against Sony Connect, Inc., Napster, Inc., Apple Computer, Inc., Realnetworks, Inc., and MusicMatch, Inc.

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

Vigilos, LLC

On February 23, 2011, Vigilos, LLC (“Vigilos”) filed suit against EchoStar, two EchoStar subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., our wholly-owned subsidiary, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, U.S. Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.”  Vigilos is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Voom HD Holdings

In January 2008, Voom filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We sought leave to appeal to New York’s highest state court, the Court of Appeals, but that motion was denied on April 26, 2012.  The trial date has been set for September 18, 2012.  Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business, including, among other things, disputes with programmers regarding fees.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our

PART II — OTHER INFORMATION — Continued

financial position, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, include a detailed discussion of our risk factors.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from April 1, 2012 through June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
April 1 - April 30, 2012	—	$—	—	$1,000,000
May 1 - May 31, 2012	—	$—	—	$1,000,000
June 1 - June 30, 2012	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock. On November 1, 2011, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2012. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

PART II — OTHER INFORMATION — Continued

Item 6.	EXHIBITS

(a)	Exhibits.

4.1*

Indenture, relating to the 4 5/8% Senior Notes Due 2017, dated as of May 16, 2012 between DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 16, 2012, Commission File No. 0-26176).

4.2*

Indenture, relating to the 5 7/8% Senior Notes Due 2022, dated as of May 16, 2012 between DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed May 16, 2012, Commission File No. 0-26176).

4.3*

Registration Rights Agreement, relating to the 4 5/8% Senior Notes Due 2017 and the 5 7/8% Senior Notes Due 2022, dated as of May 16, 2012, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K of DISH Network Corporation filed May 16, 2012, Commission File No. 0-26176).

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101☐

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2012, filed on August 8, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  August 8, 2012