Form 10-Q/A
period 2012-06-30
DISH Network CORP
filed 2012-08-10
CIK 1001082

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

As of August 1, 2012, the registrant’s outstanding common stock consisted of 212,215,601 shares of Class A common stock and 238,435,208 shares of Class B common stock.

EXPLANATORY NOTE

We are filing this Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission (“SEC”) on August 8, 2012 (the “Form 10-Q”).  The sole purpose of the amendment is to correct the number of shares of our Class A Common Stock outstanding as of August 1, 2012 set forth on the cover of the Form 10-Q.

This Form 10-Q/A continues to speak as of the date of the Form 10-Q and no attempt has been made in this Form 10-Q/A to modify or update disclosures in the original Form 10-Q except as noted above.  This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures and information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-Q with the SEC.  In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the filing date of the Form 10-Q.  Accordingly, this Form 10-Q/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

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

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 and this Amendment No. 1 to the Quarterly Report on Form 10-Q under the caption “Item 1A.  Risk Factors.”

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

101☐

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2012, filed on August 10, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  August 10, 2012