Form 10-Q
period 2012-09-30
DISH Network CORP
filed 2012-11-06
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number:  0-26176

DISH Network Corporation

(Exact name of registrant as specified in its charter)

Nevada	88-0336997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of October 19, 2012, the registrant’s outstanding common stock consisted of 212,995,425 shares of Class A common stock and 238,435,208 shares of Class B common stock.

PART I — FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2012 and December 31, 2011 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	69

Item 4.	Controls and Procedures	71

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	72

Item 1A.	Risk Factors	79

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	80

	Signatures	81

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

•                  We currently depend on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

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

•                  We depend on third parties to solicit orders for our services that represent a significant percentage of our total gross new subscriber activations.

•                  Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consent agreements at acceptable rates (or at all) from local network stations.

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

Acquisition and Capital Structure Risks Affecting our Business

•                  We made a substantial investment to acquire certain wireless spectrum licenses and other assets from DBSD North America and TerreStar.  These licenses are subject to a pending Federal Communications Commission (“FCC”) proposed rulemaking proceeding, the outcome and timing of which we cannot predict.  Depending, among other things, upon the outcome and timing of this regulatory proceeding, we will be required to make significant additional investments or partner with others to commercialize these assets.

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

•                  Changes in the Cable Act, and/or the FCC’s rules that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at non-discriminatory rates.

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

iii

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$3,087,639	$609,108
Marketable investment securities (Note 5)	3,312,437	1,431,745
Trade accounts receivable - other, net of allowance for doubtful accounts of $14,959 and $12,350, respectively	805,061	778,443
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	16,149	16,374
Inventory	628,817	707,151
Deferred tax assets	82,023	73,014
Other current assets	403,792	131,988
Total current assets	8,335,918	3,747,823

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 5)	134,173	132,435
Property and equipment, net of accumulated depreciation of $2,999,768 and $2,862,626, respectively (Note 7 and 8)	4,368,488	3,169,891
FCC authorizations (Note 7 and 8)	3,272,665	1,391,441
Marketable and other investment securities (Note 5)	114,391	112,132
Investment in DBSD North America (Note 8)	—	1,297,614
TerreStar Transaction (Note 8)	—	1,345,000
Other noncurrent assets, net	288,622	273,895
Total noncurrent assets	8,178,339	7,722,408
Total assets	$16,514,257	$11,470,231

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$215,792	$225,556
Trade accounts payable - EchoStar	264,664	229,852
Deferred revenue and other	851,410	832,390
Accrued programming	1,162,901	1,067,625
Accrued interest	202,888	124,907
Litigation accrual (Note 11)	746,999	65,580
Other accrued expenses	663,479	638,956
Current portion of long-term debt and capital lease obligations (Note 9)	33,932	35,645
Total current liabilities	4,142,065	3,220,511

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion (Note 9)	10,356,799	7,458,134
Deferred tax liabilities	1,623,021	974,414
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	242,788	236,175
Total long-term obligations, net of current portion	12,222,608	8,668,723
Total liabilities	16,364,673	11,889,234

Commitments and Contingencies (Note 11)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 268,961,785 and 264,732,074 shares issued, 212,843,525 and 208,613,814 shares outstanding, respectively	2,690	2,647
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,400,150	2,274,005
Accumulated other comprehensive income (loss)	57,809	82,043
Accumulated earnings (deficit)	(784,409)	(1,211,990)
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	109,165	(420,370)
Noncontrolling interest	40,419	1,367
Total stockholders’ equity (deficit)	149,584	(419,003)
Total liabilities and stockholders’ equity (deficit)	$16,514,257	$11,470,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Subscriber-related revenue	$3,267,380	$3,229,345	$9,787,676	$9,739,784
Equipment and merchandise sales, rental and other revenue	251,905	362,088	872,899	648,107
Equipment sales, services and other revenue - EchoStar	4,062	11,218	16,407	29,052
Total revenue	3,523,347	3,602,651	10,676,982	10,416,943

Costs and Expenses (exclusive of depreciation shown separately below - Note 7):
Subscriber-related expenses	1,810,756	1,702,661	5,399,317	5,125,315
Satellite and transmission expenses:
EchoStar	104,631	108,442	321,567	332,713
Other	10,915	9,769	31,772	29,788
Cost of sales - equipment, merchandise, services, rental and other	120,852	150,356	393,175	262,026
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar	66,689	69,003	200,543	186,297
Other subscriber promotion subsidies	262,314	234,495	723,003	673,285
Subscriber acquisition advertising	123,995	91,320	331,988	232,936
Total subscriber acquisition costs	452,998	394,818	1,255,534	1,092,518
General and administrative expenses - EchoStar	20,763	14,327	47,635	39,457
General and administrative expenses	309,601	368,293	986,571	830,209
Litigation expense (Note 11)	730,457	—	730,457	(316,949)
Depreciation and amortization (Note 7)	235,403	229,146	743,220	695,892
Total costs and expenses	3,796,376	2,977,812	9,909,248	8,090,969

Operating income (loss)	(273,029)	624,839	767,734	2,325,974

Other Income (Expense):
Interest income	34,304	8,527	61,597	23,414
Interest expense, net of amounts capitalized	(143,818)	(155,601)	(391,132)	(419,344)
Other, net	69,831	20,298	172,665	12,137
Total other income (expense)	(39,683)	(126,776)	(156,870)	(383,793)

Income (loss) before income taxes	(312,712)	498,063	610,864	1,942,181
Income tax (provision) benefit, net	149,383	(179,085)	(188,471)	(739,039)
Net income (loss)	(163,329)	318,978	422,393	1,203,142
Less: Net income (loss) attributable to noncontrolling interest	(4,868)	(121)	(5,188)	(111)
Net income (loss) attributable to DISH Network	$(158,461)	$319,099	$427,581	$1,203,253

Weighted-average common shares outstanding - Class A and B common stock:
Basic	451,042	446,133	449,547	445,034
Diluted	451,042	447,731	452,319	446,476

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$(0.35)	$0.72	$0.95	$2.70
Diluted net income (loss) per share attributable to DISH Network	$(0.35)	$0.71	$0.95	$2.70

Comprehensive Income (Loss):
Net income (loss)	$(163,329)	$318,978	$422,393	$1,203,142
Other comprehensive income (loss):
Foreign currency translation adjustments	3,990	(892)	5,278	(7,792)
Unrealized holding gains (losses) on available-for-sale securities	141,781	(132,065)	123,409	(38,996)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(68,899)	(56)	(152,921)	(1,694)
Deferred income tax (expense) benefit	—	—	—	—
Total other comprehensive income (loss), net of tax	76,872	(133,013)	(24,234)	(48,482)
Comprehensive income (loss)	(86,457)	185,965	398,159	1,154,660
Less: Comprehensive income (loss) attributable to noncontrolling interest	(4,868)	(121)	(5,188)	(111)
Comprehensive income (loss) attributable to DISH Network	$(81,589)	$186,086	$403,347	$1,154,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$422,393	$1,203,142
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	743,220	695,892
Realized and unrealized losses (gains) on investments	(171,203)	(14,092)
Non-cash, stock-based compensation	36,957	25,595
Deferred tax expense (benefit)	395,079	590,849
Other, net	20,043	14,471
Change in noncurrent assets	(77,437)	(62,646)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(4,141)	27,651
Changes in current assets and current liabilities, net	669,131	(489,706)
Net cash flows from operating activities	2,034,042	1,991,156

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(3,292,823)	(5,101,420)
Sales and maturities of marketable investment securities	1,618,843	4,793,861
Purchases of property and equipment	(681,925)	(593,912)
Change in restricted cash and marketable investment securities	(1,739)	24,097
DBSD North America Transaction, less cash acquired of $5,230 (Note 8)	(40,015)	(1,127,098)
TerreStar Transaction (Note 8)	(36,942)	(1,345,000)
Purchase of Blockbuster assets, net of cash acquired of $107,061	—	(126,523)
Purchase of other strategic investments	(10,000)	(9,275)
Proceeds from sale of strategic investments	—	11,327
Other	(46,553)	(542)
Net cash flows from investing activities	(2,491,154)	(3,474,485)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,900,000	2,000,000
Debt issuance costs	(6,681)	(27,167)
Repayment of long-term debt and capital lease obligations	(28,599)	(26,206)
Repurchases of 6 3/8% Senior Notes due 2011	—	(85,358)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	61,404	26,924
Other	7,572	4,296
Net cash flows from financing activities	2,933,696	1,892,489

Effect of exchange rates on cash and cash equivalents	1,947	(4,316)

Net increase (decrease) in cash and cash equivalents	2,478,531	404,844
Cash and cash equivalents, beginning of period	609,108	640,672
Cash and cash equivalents, end of period	$3,087,639	$1,045,516

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$385,518	$351,506
Capitalized interest	$72,061	$—
Cash received for interest	$26,209	$25,583
Cash paid for income taxes	$270,042	$30,777
Employee benefits paid in Class A common stock	$22,280	$24,803
Satellites and other assets financed under capital lease obligations	$850	$3,583

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

•                  DISH.  The DISH® branded direct broadcast satellite (“DBS”) pay-TV service had 14.042 million subscribers in the United States as of September 30, 2012.  The DISH branded pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a third-party leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

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

We currently generate an immaterial amount of revenue and incur operating expenses associated with certain satellite operations and regulatory compliance matters from our wireless spectrum assets.  As we review our options for the commercialization of this wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and construction of a wireless network.

On March 21, 2012, the FCC released a notice of proposed rulemaking (“NPRM”) that could result in the elimination of the Mobile-Satellite Service (“MSS”) “integrated service” and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify our licenses to allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  We submitted filings in the initial comment round and in the reply comment round.  We cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which we may need to comply to avail ourselves of any changes to the rules.  See Note 11 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Recent Developments

Voom Settlement Agreement

On October 21, 2012, we entered into a confidential settlement agreement and release (the “Voom Settlement Agreement”) with Voom HD Holdings LLC (“Voom”) and CSC Holdings, LLC (“Cablevision”), and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar.  See further discussion regarding litigation in Note 11.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  Pursuant to the terms of the Voom Settlement Agreement, among other things:  (i) the litigation between the parties relating to the Voom programming services was dismissed with prejudice and the parties released each other for all claims against each other related thereto; (ii) we agreed to pay $700 million in cash to Voom; (iii) DISH Media Holdings Corporation, our wholly-owned subsidiary, agreed to enter into an agreement to transfer its ownership interest in Voom to Rainbow Programming Holdings, LLC, an affiliate of Voom; and (iv) an affiliate of Cablevision agreed to enter into an agreement to transfer certain of its wireless multichannel video distribution and data service licenses (the “MVDDS Licenses”) to us.  The transfer of the MVDDS Licenses is subject to FCC and other regulatory approvals.  On October 23, 2012, we paid Voom $700 million.

Separately, we entered into a multi-year affiliation agreement with AMC Network Entertainment LLC, WE: Women’s Entertainment LLC, The Independent Film Channel, The Sundance Channel L.L.C, each of which are subsidiaries of AMC Networks Inc., and Fuse Channel LLC, a subsidiary of The Madison Square Garden Company, for the carriage of AMC, WE, IFC, Sundance Channel and the Fuse channel.

Since the Voom Settlement Agreement and the multi-year affiliation agreement were entered into contemporaneously, we accounted for all components of both agreements at fair value in the context of the Voom Settlement Agreement.  We have determined the fair value of the multi-year affiliation agreement and the MVDDS Licenses using a market-based approach and a probability-weighted discounted cash flow analysis, respectively.  Based on market data and similar agreements we have with other content providers, we allocated $54 million of the payments under the multi-year affiliation agreement to the fair value of the Voom Settlement Agreement.  Evaluating all potential uses for the MVDDS Licenses, we assessed their fair value at $24 million.  The fair value of the MVDDS Licenses will be recorded during the fourth quarter 2012.  The Voom Settlement Agreement is considered a Type I subsequent event and our $730 million estimated fair value of this settlement is recorded as “Litigation expense” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012.  Additionally, $676 million and $54 million are recorded on our Condensed Consolidated Balance Sheets as “Litigation accrual” and “Accrued Programming,” respectively.  The resulting liability related to the multi-year affiliation agreement will be amortized as contra “Subscriber-related expenses” on a straight-line basis over the term of the agreement.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, the useful lives and residual value surrounding our rental library inventory, estimated accruals related to revenue-sharing titles that are subject to performance guarantees, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, fair value of multi-element arrangements, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, asset retirement obligations, retailer incentives, programming expenses, subscriber lives and royalty obligations.  Weak economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to the Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Fair Value Measurements

We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.  We apply the following hierarchy in determining fair value:

•       Level 1, defined as observable inputs being quoted prices in active markets for identical assets, including U.S. treasury notes;

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

As of September 30, 2012 and December 31, 2011, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities, excluding the “Current portion of long-term debt and capital lease obligations,” is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 5.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair values for our publicly traded debt securities are based on quoted market prices, when available.  The fair values of private debt are estimated based on an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the notes.  See Note 9 for the fair value of our long-term debt.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net income (loss) attributable to DISH Network	$(158,461)	$319,099	$427,581	$1,203,253

Weighted-average common shares outstanding - Class A and B common stock:
Basic	451,042	446,133	449,547	445,034
Dilutive impact of stock awards outstanding	—	1,598	2,772	1,442
Diluted	451,042	447,731	452,319	446,476

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$(0.35)	$0.72	$0.95	$2.70
Diluted net income (loss) per share attributable to DISH Network	$(0.35)	$0.71	$0.95	$2.70

We had a net loss for the three months ended September 30, 2012; therefore, the effect of stock awards is excluded from the computations of diluted earnings (loss) per share since the effect is anti-dilutive.  As of September 30, 2012 and 2011, there were stock awards to purchase 3.2 million and 5.3 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our performance-based stock incentive plans (“Restricted Performance Units”) is contingent upon meeting certain goals, some of which are not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of September 30,
	2012	2011
	(In thousands)
Performance-based options	7,943	11,028
Restricted Performance Units	1,190	1,376
Total	9,133	12,404

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

4.                                      Other Comprehensive Income (Loss)

The following table presents the tax effects on each component of “Other comprehensive income (loss).”  A full valuation allowance has been established against any deferred tax assets that are capital in nature.

	For the Three Months Ended September 30,
	2012			2011
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In thousands)
Foreign currency translation adjustments	$3,990	$—	$3,990	$(892)	$—	$(892)
Unrealized holding gains (losses) on available-for-sale securities	141,781	—	141,781	(132,065)	—	(132,065)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(68,899)	—	(68,899)	(56)	—	(56)
Other comprehensive income (loss)	$76,872	$—	$76,872	$(133,013)	$—	$(133,013)

	For the Nine Months Ended September 30,
	2012			2011
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$5,278	$—	$5,278	$(7,792)	$—	$(7,792)
Unrealized holding gains (losses) on available-for-sale securities	123,409	—	123,409	(38,996)	—	(38,996)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(152,921)	—	(152,921)	(1,694)	—	(1,694)
Other comprehensive income (loss)	$(24,234)	$—	$(24,234)	$(48,482)	$—	$(48,482)

The “Accumulated other comprehensive income (loss)” is detailed in the following table.

Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized / Recognized Gains (Losses)	Total
		(In thousands)
Balance as of December 31, 2011	$(9,139)	$91,182	$82,043
Current period activity	5,278	(29,512)	(24,234)
Tax (expense) benefit	—	—	—
Balance as of September 30, 2012	$(3,861)	$61,670	$57,809

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

5.                                      Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consist of the following:

	As of
	September 30,	December 31,
	2012	2011
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$130,670	$160,555
Current marketable investment securities - strategic	1,119,071	360,052
Current marketable investment securities - other	2,062,696	911,138
Total current marketable investment securities	3,312,437	1,431,745
Restricted marketable investment securities (1)	46,314	65,843
Noncurrent marketable investment securities - ARS and MBS (2)	101,512	109,327
Total marketable investment securities	3,460,263	1,606,915

Restricted cash and cash equivalents (1)	87,859	66,592

Other investment securities:
Other investment securities - cost method (2)	12,879	2,805
Investment in DBSD North America (Note 8)	—	1,297,614
Total other investment securities	12,879	1,300,419

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$3,561,001	$2,973,926

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

Current Marketable Investment Securities - VRDNs

Variable rate demand notes (“VRDNs”) are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised mainly of investments in municipalities, which are backed by financial institutions or other highly rated obligors that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities include strategic and financial investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of September 30, 2012, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends on the value of those issuers.  In addition, a significant portion of the value of these investments is concentrated in the debt securities of a single issuer.  The adjusted cost of the securities of that single issuer as of September 30, 2012 and December 31, 2011 was $745 million and $16 million, respectively.  The fair value of the securities of that single issuer as of September 30, 2012 and December 31, 2011 was $790 million and $17 million, respectively.  That single issuer has indicated that it will need substantial additional capital to meet its business and financial obligations beyond the next 12 months.  The fair value of certain of the debt securities in our investment portfolio, including those of that single issuer, can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of September 30, 2012 and December 31, 2011, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation (See Note 11).

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

Fair Value Election.  As of September 30, 2012, our ARS and MBS noncurrent marketable investment securities portfolio of $102 million includes $58 million of securities accounted for under the fair value method.

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in noncurrent “Marketable and other investment securities” on our Condensed Consolidated Balance Sheets and accounted for using the cost, equity and/or fair value methods of accounting.

Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital, on acceptable terms or at all, to

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2012 and December 31, 2011, we had accumulated net unrealized gains of $62 million and $91 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  A full valuation allowance has been established against any deferred taxes that are capital in nature.  The components of our available-for-sale investments are summarized in the table below.

	As of September 30, 2012				As of December 31, 2011
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$130,670	$—	$—	$—	$160,555	$—	$—	$—
ARS and MBS	43,025	1,775	(9,762)	(7,987)	46,657	848	(14,486)	(13,638)
ARS fair value election	58,487	—	—	—	62,670	—	—	—
Other (including restricted)	2,943,654	52,808	(4,850)	47,958	994,021	5,526	(6,565)	(1,039)
Equity securities:
Other	284,427	27,786	(6,087)	21,699	343,012	89,044	(61,934)	27,110
Subtotal	3,460,263	82,369	(20,699)	61,670	1,606,915	95,418	(82,985)	12,433
Investment in DBSD North America (1)	—	—	—	—	839,009	78,749	—	78,749
Total	$3,460,263	$82,369	$(20,699)	$61,670	$2,445,924	$174,167	$(82,985)	$91,182

(1)          Of our total investment in DBSD North America of $1.298 billion as of December 31, 2011, $839 million was invested in 7.5% Convertible Senior Secured Notes due 2009, which were accounted for as available-for-sale investments prior to the DBSD Transaction.

As of September 30, 2012, restricted and non-restricted marketable investment securities include debt securities of $1.635 billion with contractual maturities of one year or less and $1.541 billion with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of September 30, 2012, the unrealized losses on our investments in equity securities represent investments in broad-based indexes and companies in the telecommunications and technology industries.  We are not aware of any specific factors which indicate the unrealized losses in these investments are due to anything other than temporary market fluctuations.  As of September 30, 2012 and December 31, 2011, the unrealized losses on our investments in debt securities primarily represent investments in auction rate and mortgage backed securities.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	September 30, 2012		December 31, 2011
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$585,153	$(3,926)	$694,199	$(4,793)
12 months or more	89,948	(10,686)	98,240	(16,258)
Equity Securities:
Less than 12 months	46,361	(6,087)	247,683	(61,934)
12 months or more	—	—	—	—
Total	$721,462	$(20,699)	$1,040,122	$(82,985)

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$2,885,056	$70,454	$2,814,602	$—	$397,777	$46,371	$351,406	$—

Debt securities:
VRDNs	$130,670	$—	$130,670	$—	$160,555	$—	$160,555	$—
ARS and MBS	101,512	—	1,024	100,488	109,327	—	3,412	105,915
Other (including restricted)	2,943,654	9,249	2,934,405	—	994,021	—	994,021	—

Equity securities	284,427	284,427	—	—	343,012	343,012	—	—

Subtotal	3,460,263	293,676	3,066,099	100,488	1,606,915	343,012	1,157,988	105,915
Investment in DBSD North America (1)	—	—	—	—	839,009	—	—	839,009
Total	$3,460,263	$293,676	$3,066,099	$100,488	$2,445,924	$343,012	$1,157,988	$944,924

(1)          Of our total investment in DBSD North America of $1.298 billion as of December 31, 2011, $839 million was invested in 7.5% Convertible Senior Secured Notes due 2009, which were accounted for as available-for-sale investments prior to the DBSD Transaction.

As of September 30, 2012 and December 31, 2011, our Level 3 investments consist predominately of ARS and MBS.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  The valuation models used for some of our ARS investments require an evaluation of the underlying

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

instruments held by the trusts that issue these securities.  For our other ARS and MBS securities, our evaluation uses, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect other claims to trust assets or to reflect a liquidity discount based on the lack of an active market for these securities.

Changes in Level 3 instruments are as follows:

Level 3
Investment
Securities
(In thousands)
Balance as of December 31, 2011	$944,924
Net realized and unrealized gains (losses) included in earnings	74,799
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	(73,156)
Purchases	—
Settlements (1)	(846,079)
Issuances	—
Transfers from level 2 to level 3	—
Balance as of September 30, 2012	$100,488

(1)         For the nine months ended September 30, 2012, this amount primarily relates to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  See Note 8 for further information.

During the nine months ended September 30, 2012, we had no transfers in and out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” income and expense included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other Income (Expense):	2012	2011	2012	2011
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$111,709	$11,668	$119,445	$13,400
Marketable investment securities - unrealized gains (losses) on investments accounted for at fair value	667	12,361	(2,395)	(7,147)
Marketable investment securities - gains (losses) on conversion of DBSD North America Notes (1)	—	—	99,445	—
Other investment securities - gains (losses) on sales/exchanges	—	—	—	10,000
Marketable investment securities - other-than-temporary impairments	(42,811)	(2,161)	(45,292)	(2,161)
Other	266	(1,570)	1,462	(1,955)
Total	$69,831	$20,298	$172,665	$12,137

(1)         During the nine months ended September 30, 2012, we recognized a $99 million non-cash gain related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  See Note 8 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

6.             Inventory

Inventory consists of the following:

	As of
	September 30,	December 31,
	2012	2011
	(In thousands)
DISH:
Finished goods - DBS	$251,344	$295,058
Raw materials	134,429	183,711
Work-in-process	75,400	31,536
Total DISH inventory	461,173	510,305
Blockbuster:
Rental library	83,015	104,238
Merchandise	83,169	92,608
Total Blockbuster inventory	166,184	196,846
Wireless Spectrum:
Finished goods	1,460	—
Total Wireless Spectrum inventory	1,460	—
Total inventory	$628,817	$707,151

7.             Property and Equipment and FCC Authorizations

“Property and equipment, net” on our Condensed Consolidated Balance Sheets totaled $4.368 billion as of September 30, 2012, a $1.199 billion increase compared to December 31, 2011.  This increase was primarily related to the closing of the DBSD Transaction and the TerreStar Transaction and the associated purchase price allocation to the assets acquired and the liabilities assumed.  See Note 8 for further information.

As we prepare for commercialization of our 2 GHz wireless spectrum licenses which are recorded in FCC Authorizations, interest expense related to its carrying value is being capitalized within “Property and equipment, net” on our Condensed Consolidated Balance Sheets.  During the three months ended September 30, 2012 and 2011, we recorded capitalized interest of $33 million and zero, respectively.  During the nine months ended September 30, 2012 and 2011, we recorded capitalized interest of $72 million and zero, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Equipment leased to customers	$165,959	$180,080	$481,876	$552,097
Satellites	38,782	32,087	111,235	96,265
Buildings, furniture, fixtures, equipment and other	30,662	16,979	82,333	47,530
148 degree orbital location (1)	—	—	67,776	—
Total depreciation and amortization	$235,403	$229,146	$743,220	$695,892

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

Prior to 2012, certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and/or commercial operation of any of the satellites in our fleet.  See “Long-Lived DBS Satellite Assets” below for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry insurance for any of the in-orbit satellites that we use, other than satellites leased

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

from third parties, and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar I.  EchoStar I was designed to meet a minimum 12-year useful life. During the first quarter 2012, we determined that EchoStar I experienced a communications receiver anomaly.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.  EchoStar I was fully depreciated during 2007.

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

EchoStar XII.  Prior to 2012, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays.  During September and November 2012, EchoStar XII experienced additional solar array anomalies, which could further reduce the electrical power available to operate EchoStar XII.  An investigation of the anomalies is continuing.  We currently operate EchoStar XII in spot beam mode.  If we continue to operate the satellite in the spot beam mode, despite this loss of electrical power, we are still able to maintain our current operational requirements.  Additional solar array anomalies are likely to continue to degrade operational capability in all of the possible modes.  Since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.

Satellites Under Construction

EchoStar XVIII.  On September 7, 2012, we entered into a contract for the construction of EchoStar XVIII, a DBS satellite, which is expected to be launched during 2015.  This satellite is expected to replace EchoStar X at the 110 degree orbital location.

Long-Lived DBS Satellite Assets.  We evaluate our DISH branded pay-TV DBS satellite fleet for impairment as one asset group and test for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  While certain of the anomalies discussed above, and previously disclosed, may be

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

FCC Authorizations

“FCC authorizations” on our Condensed Consolidated Balance Sheets totaled $3.273 billion as of September 30, 2012, a $1.881 billion increase compared to December 31, 2011.  This increase was related to the closing of the DBSD Transaction and the TerreStar Transaction and the associated purchase price allocation to the assets acquired and the liabilities assumed.  See Note 8 for further discussion of the DBSD Transaction and the TerreStar Transaction.

On May 31, 2012, the International Bureau of the FCC announced the termination of our license for use of the 148 degree orbital location associated with our DISH segment.  We have not had a satellite positioned at the 148 degree orbital location since the retirement of EchoStar V in August 2009.  Our license for use of the 148 degree orbital location had a $68 million carrying value.  This amount was recorded as “Depreciation and amortization” expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the second quarter 2012 due to the termination of this license by the FCC.

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

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and we cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On March 21, 2012, the FCC released an NPRM that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify our licenses to allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM were due on or before May 17, 2012, and reply comments were due on or before June 1, 2012.  We submitted filings in the initial comment round and in the reply comment round.  While the FCC has indicated its intent to complete the NPRM during 2012, we cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements or other conditions with which we may need to comply to avail ourselves of any changes to the rules.  For example, the FCC may impose certain conditions on the

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

use of our 2 GHz licenses, including, among other things, more stringent out-of-band emission limits or a shift of the S-band uplink by 5 MHz from 2000 — 2020 MHz to 2005 — 2025 MHz.  If imposed, these conditions or others, in connection with other related events, could ultimately render a portion of our 2 GHz licenses unusable and may have a material adverse effect on our ability to commercialize these licenses.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, we will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit our available options, including our ability to partner with others.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments, which may affect the carrying value of these assets and our future financial condition or results of operations.

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

The determination of the fair value of the acquired assets and assumed liabilities requires significant analysis and judgment.  As of the date of issuance of these financial statements, we have not completed our valuation analysis and calculations in sufficient detail necessary to finalize our estimates.  The assets acquired in the DBSD Transaction and the TerreStar Transaction consist primarily of certain satellite assets and wireless spectrum licenses.  The fair value of satellite assets and wireless spectrum licenses are the most significant areas not yet finalized.  We expect to complete our final fair value determinations no later than the first quarter 2013.  Our final fair value

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

determinations may be significantly different than those reflected in our Condensed Consolidated Financial Statements at September 30, 2012.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities:

	As of
	September 30, 2012		December 31, 2011
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
7 % Senior Notes due 2013 (1)	$500,000	$525,000	$500,000	$535,000
6 5/8% Senior Notes due 2014	1,000,000	1,077,500	1,000,000	1,060,000
7 3/4% Senior Notes due 2015	750,000	841,875	750,000	817,500
7 1/8% Senior Notes due 2016	1,500,000	1,653,750	1,500,000	1,593,750
4 5/8% Senior Notes due 2017	900,000	924,750	—	—
7 7/8% Senior Notes due 2019	1,400,000	1,624,000	1,400,000	1,589,000
6 3/4% Senior Notes due 2021	2,000,000	2,186,260	2,000,000	2,140,000
5 7/8% Senior Notes due 2022	2,000,000	2,065,000	—	—
Mortgages and other notes payable	90,423	90,423	71,871	71,871
Subtotal	10,140,423	$10,988,558	7,221,871	$7,807,121
Capital lease obligations (2)	250,308	NA	271,908	NA
Total long-term debt and capital lease obligations (including current portion)	$10,390,731		$7,493,779

(1)          Our 7% Senior Notes with an aggregate principal balance of $500 million mature on October 1, 2013.

(2)          Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

10.          Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of September 30, 2012, we had outstanding under these plans stock options to acquire 18.0 million shares of our Class A common stock and 1.2 million restricted stock units.  Stock options granted prior to and on September 30, 2012 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of September 30, 2012, we had 72.7 million shares of our Class A common stock available for future grant under our stock incentive plans.

On December 1, 2011, we paid a dividend in cash of $2.00 per share on our outstanding Class A and Class B common stock to shareholders of record on November 17, 2011.  In light of such dividend, during January 2012, the exercise price of 21.2 million stock options, affecting approximately 600 employees, was reduced by $2.00 per share (the “2012 Stock Option Adjustment”).  Except as noted below, all information discussed below reflects the 2012 Stock Option Adjustment.

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

The following stock awards were outstanding:

	As of September 30, 2012
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH Network employees	15,610,119	1,095,081	1,181,965	45,620
Held by EchoStar employees	2,415,698	94,999	N/A	N/A
Total	18,025,817	1,190,080	1,181,965	45,620

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Stock Award Activity

Our stock option activity was as follows:

	For the Nine Months
	Ended September 30, 2012
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	21,336,159	$20.53
Granted	556,500	$31.99
Exercised	(3,320,846)	$17.69
Forfeited and cancelled	(545,996)	$20.43
Total options outstanding, end of period	18,025,817	$19.11
Performance-based options outstanding, end of period (2)	7,942,850	$18.85
Exercisable at end of period	7,152,966	$18.55

(1)          The beginning of period weighted-average exercise price of $20.53 does not reflect the 2012 Stock Option Adjustment, which occurred subsequent to December 31, 2011.

(2)          These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Tax benefit from stock awards exercised	$3,366	$713	$15,313	$7,122

Based on the closing market price of our Class A common stock on September 30, 2012, the aggregate intrinsic value of our stock options was as follows:

	As of September 30, 2012
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$209,194	$87,104

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Our restricted stock unit activity was as follows:

	For the Nine Months Ended September 30, 2012
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,284,708	$23.25
Granted	-	$-
Vested	(24,795)	$22.94
Forfeited and cancelled	(69,833)	$27.09
Total restricted stock units outstanding, end of period	1,190,080	$23.03
Restricted Performance Units outstanding, end of period (1)	1,190,080	$23.03

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of September 30, 2012, that assessment could change in the future.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the nine months ended September 30, 2012, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion (1)
	(In thousands)
DISH Network awards held by DISH Network employees	$35,508	$32,209
EchoStar awards held by DISH Network employees	6,389	5,903
Total	$41,897	$38,112

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

During the first quarter 2011, we determined that all of the 2008 LTIP performance goals are probable of achievement.  As of September 30, 2012, approximately 70% of the 2008 LTIP awards had vested.  We are recognizing the associated non-cash stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period for vesting of the approximately 30% of the awards remaining, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

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

Although no awards vest until the performance goals are attained, we determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain other company-specific subscriber, operational and financial goals was not probable as of September 30, 2012, that assessment could change in the future.

The non-cash stock-based compensation expense associated with these awards is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Non-Cash, Stock-Based Compensation Expense Recognized	2012	2011	2012	2011
	(In thousands)
2008 LTIP	$2,515	$2,507	$10,694	$16,806
Other employee performance awards	1,279	159	5,851	147
Total non-cash, stock-based compensation expense recognized for performance-based awards	$3,794	$2,666	$16,545	$16,953

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2012	$1,170	$738
Estimated contingent expense subsequent to 2012	—	46,516
Total estimated remaining expense over the term of the plan	$1,170	$47,254

Of the 18.0 million stock options and 1.2 million restricted stock units outstanding under our stock incentive plans, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of September 30, 2012
Performance-Based Stock Options	Number of Awards	Weighted- Average Exercise Price
2005 LTIP	3,214,500	$21.10
2008 LTIP	1,728,350	$10.65
Other employee performance awards	3,000,000	$21.16
Total	7,942,850	$18.85

Restricted Performance Units
2005 LTIP	319,830
2008 LTIP	10,250
Other employee performance awards	860,000
Total	1,190,080

Stock-Based Compensation

During the nine months ended September 30, 2012, we incurred $14 million of additional non-cash, stock-based compensation expense in connection with the 2012 Stock Option Adjustment discussed previously.  This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Subscriber-related	$312	$335	$1,506	$1,652
General and administrative	6,446	6,365	35,451	23,943
Total non-cash, stock-based compensation	$6,758	$6,700	$36,957	$25,595

As of September 30, 2012, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $23 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 4.1% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Valuation

The fair value of each stock option for the three and nine months ended September 30, 2012 and 2011 was originally estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Stock Options	2012 (1)	2011	2012	2011
Risk-free interest rate	0.78%	0.69% - 1.31%	0.41% - 1.29%	0.69% - 3.18%
Volatility factor	38.90%	36.67% - 44.68%	33.15% - 39.34%	31.74% - 44.68%
Expected term of options in years	5.8	3.9 - 6.5	3.1 - 5.9	3.9 - 10.0
Weighted-average fair value of options granted	$11.44	$8.73 - $9.68	$6.72 - $12.69	$8.73 - $14.77

(1)  During the three months ended September 30, 2012, all stock options granted had the same vesting period.

On December 1, 2011, we paid a dividend in cash of $2.00 per share on our outstanding Class A and Class B common stock.  While we currently do not intend to declare additional dividends on our common stock, we may elect to do so from time to time.  Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model is set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions.  Changes in the subjective input assumptions can materially affect the fair value estimate.

We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.

11.                               Commitments and Contingencies

As of September 30, 2012, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Long-term debt obligations	$10,140,423	$1,819	$508,186	$1,007,851	$758,232	$1,506,742	$6,357,593
Capital lease obligations	250,308	6,875	25,170	25,295	27,349	30,024	135,595
Interest expense on long-term debt and capital lease obligations	4,305,627	153,036	720,528	657,246	559,704	474,420	1,740,693
Satellite-related obligations	2,310,113	87,294	344,821	313,635	300,752	252,773	1,010,838
Operating lease obligations	369,748	40,150	97,321	66,727	42,747	34,466	88,337
Purchase obligations	3,331,960	1,151,596	490,755	516,566	432,250	312,083	428,710
Total	$20,708,179	$1,440,770	$2,186,781	$2,587,320	$2,121,034	$2,610,508	$9,761,766

On October 21, 2012, we entered into a multi-year affiliation agreement with AMC Networks, as discussed below.  The commitments associated with this multi-year affiliation agreement are included under “Purchase obligations” in the table above.

On September 7, 2012, we entered into a contract for the construction of EchoStar XVIII, a DBS satellite, which is expected to be launched during 2015.  As of September 30, 2012, we had not procured a launch contract and launch insurance for this satellite; therefore, these costs are not included in our satellite-related obligations in the table above.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and we cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On March 21, 2012, the FCC released an NPRM that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify our licenses to allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM were due on or before May 17, 2012, and reply comments were due on or before June 1, 2012.  We submitted filings in the initial comment round and in the reply comment round.  While the FCC has indicated its intent to complete the NPRM during 2012, we cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements or other conditions with which we may need to comply to avail ourselves of any changes to the rules.  For example, the FCC may impose certain conditions on the use of our 2 GHz licenses, including, among other things, more stringent out-of-band emission limits or a shift of the S-band uplink by 5 MHz from 2000 — 2020 MHz to 2005 — 2025 MHz.  If imposed, these conditions or others, in connection with other related events, could ultimately render a portion of our 2 GHz licenses unusable and may have a material adverse effect on our ability to commercialize these licenses.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, we will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit our available options, including our ability to partner with others.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments, which may affect the carrying value of these assets and our future financial condition or results of operations.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $125 million over approximately the next three years.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for the Nimiq 5 satellite through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of its payment obligations under this agreement through 2019.  As of September 30, 2012, the remaining payment obligations under this agreement that we guarantee are $454 million.

As of September 30, 2012, we have not recorded a liability on the balance sheet for any of these guarantees.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

c4cast.com, Inc.

On May 7, 2012, c4cast.com, Inc. filed a complaint against us and our wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,958,204 (the “204 patent”), which is entitled “Community-Selected Content.”  The 204 patent relates to systems, methods and techniques for providing resources to participants over an electronic network.

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court entered an order granting the defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s order.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the previous June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  On March 30, 2012, the reconstituted panel of the Ninth Circuit again affirmed the District Court’s order.  On April 10, 2012, the plaintiff class again filed a petition for rehearing en banc, which was denied on May 4, 2012.  On August 2, 2012, the plaintiff class filed a petition seeking review by the United States Supreme Court, which was denied on November 5, 2012.  The matter is now concluded.

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

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants.  We have appealed.

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

On June 21, 2011, the First Department affirmed the New York State Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On October 11, 2012, the New York State Supreme Court awarded ESPN $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim.  As a result, during the nine months ended September 30, 2012, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of September 30, 2012.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal Media, LLC.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features on our Hopper™ set-top boxes.  The PrimeTime Anytime feature allows a user of our Hopper set-top box, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  The AutoHop feature allows a subscriber, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC parties are pending in New York; (2) the copyright and contract claims regarding the CBS parties are pending in New York; (3) the copyright and contract claims regarding the Fox parties are pending in California; and (4) the copyright claims regarding the NBC parties are pending in California, while the contract claims involving the NBC parties are pending in both New York and California.  Additional venue-related motions are still pending in the NBC actions in New York and California.  The NBC plaintiffs have filed an amended complaint in their California action adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  Additionally, both the ABC and CBS parties have filed counterclaims in the New York action adding copyright claims against EchoStar Technologies.

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper’s PrimeTime Anytime and AutoHop features.  The Court has not yet ruled on that motion.

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

Norman IP Holdings, Inc.

On September 15, 2011, Norman IP Holdings, Inc. (“Norman”) filed a patent infringement complaint against Brother International Corporation and Lexmark International Corporation in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “555 patent”) and U.S. Patent No. 5,502,689 (the “689 patent”).  On December 9, 2011, Norman filed a first amended complaint that added Ricoh Americas Corporation and dropped Brother International Corporation as a defendant.  On January 27, 2012, Norman filed a second amended complaint that added us as a defendant, in addition to adding Belkin International, Inc., BMW of North America LLC, Daimler North America Corporation, Mercedes-Benz USA, LLC, D-Link Systems, Inc., Ford Motor Company, Garmin International, Inc., Garmin USA, Inc., General Electric Company, General Motors Company, JVC Americas Corporation, Novatel Wireless, Inc., Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., TomTom, Inc., ViewSonic Corporation, Vizio, Inc., Volkswagen Group of America, Inc., Xerox Corporation, ZTE USA, Inc., and ZTE Solutions, Inc.  The 555 patent relates to a wireless communications privacy method and system and the 689 patent relates to a clock generator capable of shut-down mode and clock generation method.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The trial date has been set for January 5, 2015.

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

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“NorthPoint”) filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the “636 patent”).  The 636 patent relates to the use of multiple low-noise block converter feedhorns, or

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the 636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the 636 patent are invalid.  NorthPoint appealed and, on May 11, 2012, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s judgment.  The deadline for NorthPoint to file a further appeal has passed, and the matter is now concluded.

Olympic Developments AG, LLC

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 7, 2011, the case was stayed pending reexamination by the U.S. Patent and Trademark Office.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving EchoStar and us as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which we and EchoStar are sublicensees.  The Court vacated the August 20, 2012 trial date and has not yet set a new trial date.

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

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International Associates”) filed a complaint against us, our wholly-owned subsidiaries, DISH DBS and DISH Network L.L.C., and EchoStar and its wholly-owned subsidiary, EchoStar Technologies L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the “725 patent”), which is entitled “List Building System.”  The 725 patent relates to a system for building an inventory of audio/visual works.  Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against us in the United States District Court for the Central District of California.  In the Operative Sixth Amended Complaint, filed on or about August 24, 2012, Preservation Technologies also names Netflix, Inc., Facebook, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Disney Online, American Broadcasting Companies, Inc. and Yahoo! Inc. as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Voom HD Holdings

In January 2008, Voom filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service and seeking over $2.5 billion in damages.

On October 21, 2012, we entered into the Voom Settlement Agreement with Voom and Cablevision, and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  Pursuant to the terms of the Voom Settlement Agreement, among other things:  (i) the litigation between the parties relating to the Voom programming services was dismissed with prejudice and the parties released each other for all claims against each other related thereto; (ii) we agreed to pay $700 million in cash to Voom; (iii) DISH Media Holdings Corporation, our wholly-owned subsidiary, agreed to enter into an agreement to transfer its ownership interest in Voom to Rainbow Programming Holdings, LLC, an affiliate of Voom; and (iv) an affiliate of Cablevision agreed to enter into an agreement to transfer certain of its wireless MVDDS Licenses to us.  The transfer of the MVDDS Licenses is subject to FCC and other regulatory approvals.  On October 23, 2012, we paid Voom $700 million.

Separately, we entered into a multi-year affiliation agreement with AMC Network Entertainment LLC, WE: Women’s Entertainment LLC, The Independent Film Channel, The Sundance Channel L.L.C, each of which are subsidiaries of AMC Networks Inc., and Fuse Channel LLC, a subsidiary of The Madison Square Garden Company, for the carriage of AMC, WE, IFC, Sundance Channel and the Fuse channel.

Since the Voom Settlement Agreement and the multi-year affiliation agreement were entered into contemporaneously, we accounted for all components of both agreements at fair value in the context of the Voom Settlement Agreement.  We have determined the fair value of the multi-year affiliation agreement and the MVDDS Licenses using a market-based approach and a probability-weighted discounted cash flow analysis, respectively.  Based on market data and similar agreements we have with other content providers, we allocated $54 million of the payments under the multi-year affiliation agreement to the fair value of the Voom Settlement Agreement.  Evaluating all potential uses for the MVDDS Licenses, we assessed their fair value at $24 million.  The fair value of the MVDDS Licenses will be recorded during the fourth quarter 2012.  The Voom Settlement Agreement is considered a Type I subsequent event and our $730 million estimated fair value of this settlement is recorded as “Litigation expense” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012.  Additionally, $676 million and $54 million are recorded on our Condensed Consolidated Balance Sheets as “Litigation accrual” and “Accrued Programming,” respectively.  The resulting liability related to the multi-year affiliation agreement will be amortized as contra “Subscriber-related expenses” on a straight-line basis over the term of the agreement.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

12.                               Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  Under this definition, we operated three primary segments during the nine months ended September 30, 2012.

•                        DISH.  The DISH branded pay-TV service had 14.042 million subscribers in the United States as of September 30, 2012.  The DISH branded pay-TV service consists of FCC licenses authorizing us to use DBS and FSS spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a third-party leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

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

We currently generate an immaterial amount of revenue and incur operating expenses associated with certain satellite operations and regulatory compliance matters from our wireless spectrum assets.  As we review our options for the commercialization of this wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and construction of a wireless network.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The total assets, revenue and operating income by segment are as follows:

	As of
	September 30,	December 31,
	2012	2011
	(In thousands)
Total assets:
DISH	$13,024,402	$9,614,097
Blockbuster	379,019	453,661
Wireless Spectrum	3,942,945	2,113,946
Eliminations	(832,109)	(711,473)
Total assets	$16,514,257	$11,470,231

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Revenue:
DISH	$3,298,869	$3,255,359	$9,875,890	$9,815,628
Blockbuster (1)	230,885	347,052	818,188	601,005
Wireless Spectrum	305	240	634	310
Eliminations	(6,712)	—	(17,730)	—
Total revenue	$3,523,347	$3,602,651	$10,676,982	$10,416,943

Operating income (loss):
DISH	$(241,674)	$620,996	$824,244	$2,311,655
Blockbuster (1)	(11,919)	3,603	(11,295)	14,009
Wireless Spectrum	(19,436)	240	(45,215)	310
Total operating income (loss)	$(273,029)	$624,839	$767,734	$2,325,974

(1)         Blockbuster operations are included in our financial results beginning April 26, 2011.

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the products are delivered and services are provided.  The following table summarizes revenue attributed to the United States and other foreign locations.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Revenue:
United States	$3,406,768	$3,459,215	$10,316,760	$10,169,649
United Kingdom	66,744	83,024	206,978	146,684
Mexico	37,507	42,955	114,196	70,985
Other	12,328	17,457	39,048	29,625
Total revenue	$3,523,347	$3,602,651	$10,676,982	$10,416,943

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

“Equipment sales - EchoStar”

Remanufactured Receiver Agreement.  We entered into a remanufactured receiver agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2012, we and EchoStar extended this agreement until December 31, 2013.  EchoStar may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to us.  We may also terminate this agreement if certain entities acquire us.

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

Satellite Capacity Leased to EchoStar.  During 2009, we entered into a satellite capacity agreement pursuant to which EchoStar leases certain satellite capacity from us on EchoStar I.  The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the length of the lease.  We and EchoStar mutually agreed to terminate this satellite capacity agreement effective as of July 1, 2012.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

EchoStar XVI.  We will lease certain satellite capacity from EchoStar on EchoStar XVI after its service commencement date and this lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date.  Upon expiration of the initial term, we have the option to renew on a year-to-year basis through the end of life of the satellite.  There can be no assurance that any options to renew this agreement will be exercised.  EchoStar XVI is expected to be launched during the fourth quarter 2012.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explore alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar is providing us with alternate capacity at the 77 degree orbital location.  During third quarter 2012, we and EchoStar entered into an agreement pursuant to which we will sublease back to EchoStar five of the 24 DBS transponders on the QuetzSat-1 satellite.  Rental income generated from this sublease will be recorded as revenue within “Services and other revenue — EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DBSD North America Agreement.  On March 9, 2012, we completed the DBSD Transaction.  During the second quarter 2011, EchoStar acquired Hughes Communications, Inc. (“Hughes”).  Prior to our acquisition of DBSD North America and EchoStar’s acquisition of Hughes, DBSD North America and Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes, entered into an agreement pursuant to which HNS provides, among other things, hosting, operations and maintenance services for DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement was renewed for a one-year period ending on February 15, 2013, and renews for four successive one-year periods unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Purchases from EchoStar	2012	2011	2012	2011
	(In thousands)
Set-top boxes and other equipment	$256,935	$339,272	$748,650	$882,027

Set-top boxes and other equipment included in “Cost of sales — subscriber promotion subsidies — EchoStar”	$66,689	$69,003	$200,543	$186,297

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

•                  Cheyenne Lease Agreement.  The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we will receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  We have the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  In November 2012, we exercised our right to renew this agreement for a one-year period ending on December 31, 2013.

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

Blockbuster.  On April 26, 2011, we completed the Blockbuster Acquisition.  During the second quarter 2011, EchoStar acquired Hughes.  Blockbuster purchased certain broadband products and services from Hughes pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and EchoStar’s acquisition of Hughes.  Subsequent to these transactions, Blockbuster entered into a new agreement with Hughes which extends for a period through October 31, 2014, pursuant to which Blockbuster may continue to purchase certain broadband products and services from Hughes.  Blockbuster has the option to renew the agreement for an additional one-year period.

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

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and Hughes entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which Hughes provides certain portions of the equipment and broadband service used to implement our RUS program.  The initial term of the RUS Agreement shall continue until the earlier of: (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days’ prior written notice to Hughes.  During the three and nine months ended September 30, 2012, we expensed $4 million and $6 million, respectively, under this agreement which is included in “Cost of sales — equipment, merchandise, services, rental and other” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).  During the three and nine months ended September 30, 2011, we did not record any expense under this agreement.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, dishNet Satellite Broadband L.L.C. (“dishNET Satellite Broadband”), our wholly-owned subsidiary, and HNS entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which dishNET Satellite Broadband has the right, but not the obligation, to market, sell and distribute the HNS satellite Internet service (the “Service”) under the dishNET brand.  dishNET Satellite Broadband pays HNS a monthly per subscriber wholesale service fee for the Service based upon the subscriber’s service level, and, beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement has a term of five years with automatic renewal for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Voom Settlement Agreement.  On October 21, 2012, we entered into the Voom Settlement Agreement with Voom and Cablevision, and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  EchoStar was a party to the Voom Settlement Agreement solely for the purposes of executing a mutual release of claims with Voom, Cablevision, MSG Holdings, L.P. and The Madison Square Garden Company relating to the Voom programming services.

DISH Digital Holding L.L.C.  Effective July 1, 2012, we and EchoStar formed DISH Digital Holding L.L.C. (“DISH Digital”), which is owned two-thirds by DISH and one-third by EchoStar and is consolidated into our financial statements beginning July 1, 2012.  DISH Digital was formed to develop and commercialize certain advanced technologies.  We, EchoStar and DISH Digital entered into the following agreements with respect to DISH Digital:  (i) a contribution agreement pursuant to which we and EchoStar contributed certain assets in exchange for our respective ownership interests in DISH Digital (the “Contribution Agreement”); (ii) a limited liability company operating agreement, which provides for the governance of DISH Digital; and (iii) a commercial agreement pursuant to which, among other things, DISH Digital has: (a) certain rights and corresponding obligations with respect to DISH Digital’s business; and (b) the right, but not the obligation, to receive certain services from us and EchoStar, respectively.  Since a substantial majority of the voting power of the shares of both us and EchoStar is owned beneficially by Charles W. Ergen, our Chairman and EchoStar’s Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family, this is a formation of an entity under common control and a step up in basis is not allowed; therefore each party’s contributions were recorded at book value for accounting purposes.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$17,895	$19,768	$53,624	$60,213

	As of
	September 30,	December 31,
	2012	2011
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$15,323	$5,853

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY

Overview

DISH lost approximately 19,000 net subscribers during the three months ended September 30, 2012, compared to a loss of approximately 111,000 net subscribers during the same period in 2011.  This decrease in the number of net subscribers lost versus the same period in 2011 resulted from higher gross new subscriber activations.  Higher gross new subscriber activations were primarily due to increased advertising associated with our Hopper set-top box during the third quarter 2012.  During the three months ended September 30, 2012, DISH added approximately 739,000 gross new subscribers compared to approximately 656,000 gross new subscribers during the same period in 2011, an increase of 12.7%.

Our gross new subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Telecommunications companies continue to grow their pay-TV customer bases.  In addition, our gross new subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our average monthly subscriber churn rate for the three months ended September 30, 2012 was 1.80% compared to 1.83% for the same period in 2011.  While churn improved compared to the same period in 2011, churn continues to be adversely affected by the increased competitive pressures discussed above.  Our churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, the aggressiveness of competitor subscriber acquisition efforts, and our ability to control piracy and other forms of fraud.

DISH added approximately 75,000 net subscribers during the nine months ended September 30, 2012, compared to a loss of approximately 188,000 net subscribers during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our average monthly subscriber churn rate and higher gross new subscriber activations due to increased advertising associated with our Hopper set-top box.  Our average monthly subscriber churn rate for the nine months ended September 30, 2012 was 1.58% compared to 1.65% for the same period in 2011.  Our churn rate was positively impacted in part because we did not have a programming package price increase in the first quarter 2012, but did during the same period in 2011.  During the nine months ended September 30, 2012, DISH added approximately 2.077 million gross new subscribers compared to approximately 1.909 million gross new subscribers during the same period in 2011, an increase of 8.8%.

“Net income (loss) attributable to DISH Network” for the three and nine months ended September 30, 2012 was a loss of $158 million and income of $428 million, respectively, compared to income of $319 million and $1.203 billion, respectively, for the same periods in 2011.  During the three months ended September 30, 2012, “Net income (loss) attributable to DISH Network” decreased primarily due to $730 million of litigation expense, higher subscriber-related expenses from higher programming costs and increased advertising associated with our Hopper set-top box.  During the nine months ended September 30, 2012, “Net income (loss) attributable to DISH Network” decreased primarily due to $730 million of litigation expense, higher subscriber-related expenses from higher programming costs, increased advertising associated with our Hopper set-top box, a reversal of our accrued expenses related to the TiVo Inc. settlement during 2011 and $68 million of depreciation expense related to the 148 degree orbital location during the second quarter 2012.  This decrease was partially offset by the non-cash gain of

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

$99 million during the first quarter 2012 related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements.

Our ability to compete successfully will depend on, among other things, our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase, especially for local broadcast channels and sports programming.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  In addition, increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn cause our existing subscribers to disconnect our service or cause potential new subscribers to choose not to subscribe to our service.  Additionally, our gross new subscriber activations and subscriber churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire or if we lose access to programming as a result of disputes with programming suppliers.

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

We have been deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  Many of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant number of our customers do not have receivers that use 8PSK modulation.  We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK to realize the bandwidth benefits sooner.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar have MPEG-4 technology.  Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our average subscriber acquisition costs per new subscriber activation.

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

To maintain and enhance our competitiveness over the long term, we recently introduced the Hopper™ set-top box that allows, among other things, recorded programming to be viewed in HD in multiple rooms.  During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime and AutoHop features of the Hopper set-top box infringe their copyrights.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features.  See Note 11 in the Notes to the Condensed Consolidated Financial Statements for further information.  We are also promoting a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as TV Everywhere™ which utilizes, among other things, online access and Slingbox “placeshifting” technology.  There can be no assurance that these integrated products will positively affect our results of operations or our gross new subscriber activations.

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

Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, the blockbuster.com website and the BLOCKBUSTER On Demand® service.  The Blockbuster Acquisition complements our core business of delivering high-quality video entertainment to consumers.  We are promoting our new Blockbuster offerings including the Blockbuster@Home™ service which provides movies, games and TV shows through Internet streaming, mail and in-store exchanges and online.  This offering is only available to DISH subscribers.

Blockbuster operations are included in our financial results beginning April 26, 2011.  During the three months ended September 30, 2012, Blockbuster operations contributed $231 million in revenue with a $12 million operating loss compared to $347 million in revenue and $4 million in operating income for the same period in 2011.  The operating loss during the three months ended September 30, 2012 was primarily a result of lower monthly revenue and higher inventory costs per unit relative to the fair value of the inventory costs per unit acquired in the Blockbuster Acquisition.  During the first three quarters of 2012, we closed over 700 domestic stores, leaving us with approximately 850 domestic stores as of September 30, 2012.  We continue to evaluate the impact of certain factors, including, among other things, competitive pressures, the scale of our Blockbuster retail operations and other issues impacting the store-level financial performance of our Blockbuster retail stores.  These factors, or other reasons, could lead us to close additional Blockbuster retail stores.  In addition, to streamline administrative expenses, we moved the Blockbuster headquarters to Denver during June 2012.

During the nine months ended September 30, 2012, Blockbuster operations contributed $818 million in revenue with an $11 million operating loss compared to $601 million in revenue and $14 million in operating income for the same period in 2011.  The operating loss during the nine months ended September 30, 2012 was primarily a result of lower monthly revenue and higher inventory costs per unit relative to the fair value of the inventory costs per unit acquired in the Blockbuster Acquisition, partially offset by the benefit from the sale of inventory from domestic retail stores that were closed primarily during the first half of 2012, discussed above.

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

We generated less than $1 million of revenue for each of the three and nine months ended September 30, 2012 from our wireless spectrum segment.  In addition, we incurred $20 million and $46 million in operating expenses for the three and nine months ended September 30, 2012, respectively.  We incurred general and administrative expenses associated with certain satellite operations and regulatory compliance matters from our wireless spectrum assets.  We also incurred depreciation and amortization expenses associated with certain assets of DBSD North America and TerreStar.  This depreciation and amortization expense is based on our initial estimate of the fair value of these assets as disclosed in Note 8 in the Notes to the Condensed Consolidated Financial Statements.  As we review our options for the commercialization of this wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and construction of a wireless network.

dishNET

On September 27, 2012, we announced the expansion of our broadband service with the launch of dishNET, a high-speed satellite Internet service.  The dishNET satellite broadband service leverages advanced technology and high-powered satellites launched from Hughes and ViaSat to provide broadband coverage nationwide.  This service primarily targets the 14.5 million rural residents underserved, or unserved, by wireline broadband, and provides 4G-level download speeds of up to 10 megabits of data per second (Mbps).  In addition to the dishNET satellite broadband service, we also offer wireline voice and broadband services under the dishNET brand as a competitive local exchange carrier to consumers living in a 14-state region (Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming). Our dishNET wireline broadband service provides download speeds of up to 20 Mbps.  In addition to marketing and selling our dishNET services on a stand-alone basis, we bundle our dishNET services with our DISH branded pay-TV service, to offer customers a single bill, payment and customer service option, which includes a bundle discount.  See Note 13 in the Notes to the Condensed Consolidated Financial Statements.

Operational Liquidity

Like many companies, we make general investments in property such as satellites, set-top boxes, information technology and facilities that support our overall business.  However, since we are primarily a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers.  While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary.  Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment.  Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive.

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

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and we cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On March 21, 2012, the FCC released a notice of proposed rulemaking (“NPRM”) that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify our licenses to allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM were due on or before May 17, 2012, and reply comments were due on or before June 1, 2012.  We submitted filings in the initial comment round and in the reply comment round.  While the FCC has indicated its intent to complete the NPRM during 2012, we cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements or other conditions with which we may need to comply to avail ourselves of any changes to the rules.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

For example, the FCC may impose certain conditions on the use of our 2 GHz licenses, including, among other things, more stringent out-of-band emission limits or a shift of the S-band uplink by 5 MHz from 2000 — 2020 MHz to 2005 — 2025 MHz.  If imposed, these conditions or others, in connection with other related events, could ultimately render a portion of our 2 GHz licenses unusable and may have a material adverse effect on our ability to commercialize these licenses.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, we will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit our available options, including our ability to partner with others.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments, which may affect the carrying value of these assets and our future financial condition or results of operations.

Voom Settlement Agreement

On October 21, 2012, we entered into a confidential settlement agreement and release (the “Voom Settlement Agreement”) with Voom HD Holdings LLC (“Voom”) and CSC Holdings, LLC (“Cablevision”), and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar.  See further discussion regarding litigation in Note 11 in the Notes to the Condensed Consolidated Financial Statements.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  Pursuant to the terms of the Voom Settlement Agreement, among other things:  (i) the litigation between the parties relating to the Voom programming services was dismissed with prejudice and the parties released each other for all claims against each other related thereto; (ii) we agreed to pay $700 million in cash to Voom; (iii) DISH Media Holdings Corporation, our wholly-owned subsidiary, agreed to enter into an agreement to transfer its ownership interest in Voom to Rainbow Programming Holdings, LLC, an affiliate of Voom; and (iv) an affiliate of Cablevision agreed to enter into an agreement to transfer certain of its wireless multichannel video distribution and data service licenses (the “MVDDS Licenses”) to us.  The transfer of the MVDDS Licenses is subject to FCC and other regulatory approvals.  On October 23, 2012, we paid Voom $700 million.

Separately, we entered into a multi-year affiliation agreement with AMC Network Entertainment LLC, WE: Women’s Entertainment LLC, The Independent Film Channel, The Sundance Channel L.L.C, each of which are subsidiaries of AMC Networks Inc., and Fuse Channel LLC, a subsidiary of The Madison Square Garden Company, for the carriage of AMC, WE, IFC, Sundance Channel and the Fuse channel.

Since the Voom Settlement Agreement and the multi-year affiliation agreement were entered into contemporaneously, we accounted for all components of both agreements at fair value in the context of the Voom Settlement Agreement.  We have determined the fair value of the multi-year affiliation agreement and the MVDDS Licenses using a market-based approach and a probability-weighted discounted cash flow analysis, respectively.  Based on market data and similar agreements we have with other content providers, we allocated $54 million of the payments under the multi-year affiliation agreement to the fair value of the Voom Settlement Agreement.  Evaluating all potential uses for the MVDDS Licenses, we assessed their fair value at $24 million.  The fair value of the MVDDS Licenses will be recorded during the fourth quarter 2012.  The Voom Settlement Agreement is considered a Type I subsequent event and our $730 million estimated fair value of this settlement is recorded as “Litigation expense” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012.  Additionally, $676 million and $54 million are recorded on our Condensed Consolidated Balance Sheets as “Litigation accrual” and “Accrued Programming,” respectively.  The resulting liability related to the multi-year affiliation agreement will be amortized as contra “Subscriber-related expenses” on a straight-line basis over the term of the agreement.

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

Other, net.  The main components of “Other, net” are gains and losses realized on the sale and/or conversion of investments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of marketable and non-marketable strategic investments accounted for at fair value, and equity in earnings and losses of our affiliates.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss) attributable to DISH Network” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Income tax (provision) benefit, net” and “Depreciation and amortization.”  This “non-GAAP measure” is reconciled to “Net income (loss) attributable to DISH Network” in our discussion of “Results of Operations” below.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011.

	For the Three Months
	Ended September 30,		Variance
Statements of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,267,380	$3,229,345	$38,035	1.2
Equipment and merchandise sales, rental and other revenue	251,905	362,088	(110,183)	(30.4)
Equipment sales, services and other revenue - EchoStar	4,062	11,218	(7,156)	(63.8)
Total revenue	3,523,347	3,602,651	(79,304)	(2.2)

Costs and Expenses:
Subscriber-related expenses	1,810,756	1,702,661	108,095	6.3
% of Subscriber-related revenue	55.4%	52.7%
Satellite and transmission expenses - EchoStar	104,631	108,442	(3,811)	(3.5)
% of Subscriber-related revenue	3.2%	3.4%
Satellite and transmission expenses - Other	10,915	9,769	1,146	11.7
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, merchandise, services, rental and other	120,852	150,356	(29,504)	(19.6)
Subscriber acquisition costs	452,998	394,818	58,180	14.7
General and administrative expenses	330,364	382,620	(52,256)	(13.7)
% of Total revenue	9.4%	10.6%
Litigation expense	730,457	—	730,457	*
Depreciation and amortization	235,403	229,146	6,257	2.7
Total costs and expenses	3,796,376	2,977,812	818,564	27.5

Operating income (loss)	(273,029)	624,839	(897,868)	*

Other Income (Expense):
Interest income	34,304	8,527	25,777	*
Interest expense, net of amounts capitalized	(143,818)	(155,601)	11,783	7.6
Other, net	69,831	20,298	49,533	*
Total other income (expense)	(39,683)	(126,776)	87,093	68.7

Income (loss) before income taxes	(312,712)	498,063	(810,775)	*
Income tax (provision) benefit, net	149,383	(179,085)	328,468	*
Effective tax rate	47.8%	36.0%
Net income (loss)	(163,329)	318,978	(482,307)	*
Less: Net income (loss) attributable to noncontrolling interest	(4,868)	(121)	(4,747)	*
Net income (loss) attributable to DISH Network	$(158,461)	$319,099	$(477,560)	*

Other Data:
DISH Network subscribers, as of period end (in millions)	14.042	13.945	0.097	0.7
DISH Network subscriber additions, gross (in millions)	0.739	0.656	0.083	12.7
DISH Network subscriber additions, net (in millions)	(0.019)	(0.111)	0.092	82.9
Average monthly subscriber churn rate	1.80%	1.83%	(0.03)%	(1.6)
Average monthly revenue per subscriber (“ARPU”)	$77.57	$76.99	$0.58	0.8
Average subscriber acquisition cost per subscriber (“SAC”)	$805	$789	$16	2.0
EBITDA	$37,073	$874,404	$(837,331)	(95.8)

*  Percentage is not meaningful.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

DISH subscribers.  DISH lost approximately 19,000 net subscribers during the three months ended September 30, 2012, compared to a loss of approximately 111,000 net subscribers during the same period in 2011.  This decrease in the number of net subscribers lost versus the same period in 2011 resulted from higher gross new subscriber activations.  Higher gross new subscriber activations were primarily due to increased advertising associated with our Hopper set-top box during the third quarter 2012.  During the three months ended September 30, 2012, DISH added approximately 739,000 gross new subscribers compared to approximately 656,000 gross new subscribers during the same period in 2011, an increase of 12.7%.

Our gross new subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Telecommunications companies continue to grow their pay-TV customer bases.  In addition, our gross new subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our average monthly subscriber churn rate for the three months ended September 30, 2012 was 1.80% compared to 1.83% for the same period in 2011.  While churn improved compared to the same period in 2011, churn continues to be adversely affected by the increased competitive pressures discussed above.  We notified Rainbow Networks earlier in the year of our decision not to renew our contract.  On June 30, 2012, we replaced three Rainbow Networks channels (IFC, WE and AMC) with HDNet Movies, Style and HDNet.  This programming change contributed, in part, to our higher subscriber churn rate during the third quarter relative to the second quarter 2012.  We recently re-launched AMC, IFC, WE, Sundance Channel and Fuse.  Our churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, the aggressiveness of competitor subscriber acquisition efforts, and our ability to control piracy and other forms of fraud.

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

Subscriber-related revenue.  DISH “Subscriber-related revenue” totaled $3.267 billion for the three months ended September 30, 2012, an increase of $38 million or 1.2% compared to the same period in 2011.  This change was primarily related to the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $77.57 during the three months ended September 30, 2012 versus $76.99 during the same period in 2011.  The $0.58 or 0.8% increase in ARPU was primarily attributable to higher hardware related revenue.

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” totaled $252 million for the three months ended September 30, 2012, a decrease of $110 million or 30.4% compared to the same period in 2011.  This change was primarily related to a decrease in rental of movies and video games, the sale of previously rented titles, and other merchandise sold to customers including movies, video games and other items related to our Blockbuster operations.  In addition, revenue declined as a result of Blockbuster domestic store closings during 2012 and 2011.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.811 billion during the three months ended September 30, 2012, an increase of $108 million or 6.3% compared to the same period in 2011.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates. “Subscriber-related expenses” represented 55.4% and 52.7% of “Subscriber-related revenue” during the three months ended September 30, 2012 and 2011, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Cost of sales — equipment, merchandise, services, rental and other.  “Cost of sales — equipment, merchandise, services, rental and other” totaled $121 million for the three months ended September 30, 2012, a decrease of $30 million or 19.6% compared to the same period in 2011.  This change was primarily related to a decrease in expense associated with the cost of rental title purchases or revenue sharing to studios, packaging and on-line delivery costs as well as the cost of merchandise sold such as movies, video games and other items related to our Blockbuster operations.  In addition, expense decreased as a result of Blockbuster domestic store closings during 2012 and 2011.  These decreases were partially offset by the adverse impact of higher inventory costs per unit during the three months ended September 30, 2012 compared to the fair value of the inventory costs per unit acquired in the Blockbuster Acquisition which were expensed during the prior period.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $453 million for the three months ended September 30, 2012, an increase of $58 million or 14.7% compared to the same period in 2011.  This increase was primarily attributable to the increase in gross new subscriber activations and SAC described below.

SAC.  SAC was $805 during the three months ended September 30, 2012 compared to $789 during the same period in 2011, an increase of $16 or 2.0%.  This increase was primarily attributable to increased advertising associated with our Hopper set-top box.

During the three months ended September 30, 2012 and 2011, the amount of equipment capitalized under our lease program for new subscribers totaled $142 million and $122 million, respectively.  This increase in capital expenditures under our lease program for new subscribers resulted primarily from an increase in gross new subscriber activations.  To remain competitive we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended September 30, 2012 and 2011, these amounts totaled $38 million and $29 million, respectively.

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

General and administrative expenses.  “General and administrative expenses” totaled $330 million during the three months ended September 30, 2012, a $52 million or 13.7% decrease compared to the same period in 2011.  This decrease was primarily due to a decrease in personnel, building and maintenance and other administrative costs associated with our Blockbuster operations.  This decrease in expense related to fewer Blockbuster domestic stores as a

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

result of store closings during 2012 and 2011 and the streamlining of administrative expenses related to the move of Blockbuster headquarters to Denver during June 2012.

Litigation expense.  “Litigation expense” related to legal settlements, judgments or accruals associated with certain significant litigation totaled $730 million during the three months ended September 30, 2012 related to the Voom Settlement Agreement.  See Note 1 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest income.  “Interest income” totaled $34 million during the three months ended September 30, 2012, an increase of $26 million compared to the same period in 2011.  This increase principally resulted from higher percentage returns earned on our cash and marketable investment securities and higher average cash and marketable investment securities balances during the three months ended September 30, 2012.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $144 million during the three months ended September 30, 2012, a decrease of $12 million or 7.6% compared to the same period in 2011.  This change primarily resulted from capitalized interest of $33 million related to our wireless spectrum acquisition, partially offset by the net interest expense associated with the issuances and redemption of our senior notes during 2012 and 2011.

Other, net.  “Other, net” income totaled $70 million during the three months ended September 30, 2012, an increase of $50 million compared to the same period in 2011.  This change primarily resulted from an increase in gains on the sale of marketable investment securities of $100 million, partially offset by an increase in impairment charges of $41 million during 2012.  See Note 5 in the Notes to the Condensed Consolidated Financial Statements.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $37 million during the three months ended September 30, 2012, a decrease of $837 million or 95.8% compared to the same period in 2011.  EBITDA for the three months ended September 30, 2012 was unfavorably impacted by $730 million of litigation expense related to the Voom Settlement Agreement.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended September 30,
	2012	2011
	(In thousands)
EBITDA	$37,073	$874,404
Interest expense, net	(109,514)	(147,074)
Income tax (provision) benefit, net	149,383	(179,085)
Depreciation and amortization	(235,403)	(229,146)
Net income (loss) attributable to DISH Network	$(158,461)	$319,099

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

Income tax (provision) benefit, net.  Our income tax benefit was $149 million during the three months ended September 30, 2012, compared to a $179 million provision during the same period in 2011.  The change was primarily related to the decrease in “Income (loss) before income taxes” and the change in our effective tax rate.  Our effective tax rate was impacted by the change in our valuation allowances against certain deferred tax assets that are capital in nature.

Net income (loss) attributable to DISH Network.  “Net income (loss) attributable to DISH Network” was a loss of $158 million during the three months ended September 30, 2012, compared to income of $319 million for the same period in 2011.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011.

	For the Nine Months
	Ended September 30,		Variance
Statements of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$9,787,676	$9,739,784	$47,892	0.5
Equipment and merchandise sales, rental and other revenue	872,899	648,107	224,792	34.7
Equipment sales, services and other revenue - EchoStar	16,407	29,052	(12,645)	(43.5)
Total revenue	10,676,982	10,416,943	260,039	2.5

Costs and Expenses:
Subscriber-related expenses	5,399,317	5,125,315	274,002	5.3
% of Subscriber-related revenue	55.2%	52.6%
Satellite and transmission expenses - EchoStar	321,567	332,713	(11,146)	(3.4)
% of Subscriber-related revenue	3.3%	3.4%
Satellite and transmission expenses - Other	31,772	29,788	1,984	6.7
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, merchandise, services, rental and other	393,175	262,026	131,149	50.1
Subscriber acquisition costs	1,255,534	1,092,518	163,016	14.9
General and administrative expenses	1,034,206	869,666	164,540	18.9
% of Total revenue	9.7%	8.3%
Litigation expense	730,457	(316,949)	1,047,406	*
Depreciation and amortization	743,220	695,892	47,328	6.8
Total costs and expenses	9,909,248	8,090,969	1,818,279	22.5

Operating income (loss)	767,734	2,325,974	(1,558,240)	(67.0)

Other Income (Expense):
Interest income	61,597	23,414	38,183	*
Interest expense, net of amounts capitalized	(391,132)	(419,344)	28,212	6.7
Other, net	172,665	12,137	160,528	*
Total other income (expense)	(156,870)	(383,793)	226,923	59.1

Income (loss) before income taxes	610,864	1,942,181	(1,331,317)	(68.5)
Income tax (provision) benefit, net	(188,471)	(739,039)	550,568	74.5
Effective tax rate	30.9%	38.1%
Net income (loss)	422,393	1,203,142	(780,749)	(64.9)
Less: Net income (loss) attributable to noncontrolling interest	(5,188)	(111)	(5,077)	*
Net income (loss) attributable to DISH Network	$427,581	$1,203,253	$(775,672)	(64.5)

Other Data:
DISH Network subscribers, as of period end (in millions)	14.042	13.945	0.097	0.7
DISH Network subscriber additions, gross (in millions)	2.077	1.909	0.168	8.8
DISH Network subscriber additions, net (in millions)	0.075	(0.188)	0.263	*
Average monthly subscriber churn rate	1.58%	1.65%	(0.07)%	(4.2)
Average monthly revenue per subscriber (“ARPU”)	$77.46	$76.81	$0.65	0.8
Average subscriber acquisition cost per subscriber (“SAC”)	$788	$768	$20	2.6
EBITDA	$1,688,807	$3,034,114	$(1,345,307)	(44.3)

*  Percentage is not meaningful.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

DISH subscribers.  DISH added approximately 75,000 net subscribers during the nine months ended September 30, 2012, compared to a loss of approximately 188,000 net subscribers during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our average monthly subscriber churn rate and higher gross new subscriber activations due to increased advertising associated with our Hopper set-top box.  Our average monthly subscriber churn rate for the nine months ended September 30, 2012 was 1.58% compared to 1.65% for the same period in 2011.  Our churn rate was positively impacted in part because we did not have a programming package price increase in the first quarter 2012, but did during the same period in 2011.  During the nine months ended September 30, 2012, DISH added approximately 2.077 million gross new subscribers compared to approximately 1.909 million gross new subscribers during the same period in 2011, an increase of 8.8%.

Subscriber-related revenue.  DISH “Subscriber-related revenue” totaled $9.788 billion for the nine months ended September 30, 2012, an increase of $48 million or 0.5% compared to the same period in 2011.  This change was primarily related to the increase in ARPU discussed below.

ARPU.  “Average monthly revenue per subscriber” was $77.46 during the nine months ended September 30, 2012 versus $76.81 during the same period in 2011.  The $0.65 or 0.8% increase in ARPU was primarily attributable to higher hardware related revenue.

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” totaled $873 million for the nine months ended September 30, 2012, an increase of $225 million or 34.7% compared to the same period in 2011.  This increase was primarily driven by nine months of revenue in 2012 compared to approximately five months in the previous year from the rental of movies and video games, the sale of previously rented titles, and other merchandise sold to customers including movies, video games and other items related to our Blockbuster operations.  Blockbuster operations are included in our financial results beginning April 26, 2011.  This increase was partially offset by a decline in revenue as a result of Blockbuster domestic store closings during 2012 and 2011.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $5.399 billion during the nine months ended September 30, 2012, an increase of $274 million or 5.3% compared to the same period in 2011.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a decrease in customer retention expense.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates. “Subscriber-related expenses” represented 55.2% and 52.6% of “Subscriber-related revenue” during the nine months ended September 30, 2012 and 2011, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

Cost of sales — equipment, merchandise, services, rental and other.  “Cost of sales — equipment, merchandise, services, rental and other” totaled $393 million for the nine months ended September 30, 2012, an increase of $131 million or 50.1% compared to the same period in 2011.  This increase was primarily driven by nine months of expense in 2012 compared to approximately five months in the previous year of rental title purchases or revenue sharing to studios, packaging and on-line delivery costs as well as the cost of merchandise sold such as movies, video games and other items related to our Blockbuster operations.  In addition, our “Cost of sales — equipment, merchandise, services, rental and other” was adversely impacted by higher inventory costs per unit during the nine months ended September 30, 2012 compared to the fair value of the inventory costs per unit acquired in the Blockbuster Acquisition which were expensed during the prior period.  These increases were partially offset by a decline in expense as a result of Blockbuster domestic store closings during 2012 and 2011.  Blockbuster operations are included in our financial results beginning April 26, 2011.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.256 billion for the nine months ended September 30, 2012, an increase of $163 million or 14.9% compared to the same period in 2011.  This increase was primarily attributable to the increase in gross new subscriber activations and SAC described below.

SAC.  SAC was $788 during the nine months ended September 30, 2012 compared to $768 during the same period in 2011, an increase of $20 or 2.6%.  This increase was primarily attributable to increased advertising associated with our Hopper set-top box.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

During the nine months ended September 30, 2012 and 2011, the amount of equipment capitalized under our lease program for new subscribers totaled $381 million and $373 million, respectively.  This increase in capital expenditures under our lease program for new subscribers resulted primarily from an increase in gross new subscriber activations, partially offset by lower hardware costs per activation.  To remain competitive we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the nine months ended September 30, 2012 and 2011, these amounts totaled $104 million and $71 million, respectively.

General and administrative expenses.  “General and administrative expenses” totaled $1.034 billion during the nine months ended September 30, 2012, a $165 million or 18.9% increase compared to the same period in 2011.  This increase was primarily due to increased personnel and infrastructure expenses for DISH Network and the inclusion of nine months of costs in 2012 for personnel, building and maintenance and other administrative costs associated with our Blockbuster operations compared to five months during the previous year.  Blockbuster operations are included in our financial results beginning April 26, 2011.

Litigation expense.  “Litigation expense” related to legal settlements, judgments or accruals associated with certain significant litigation totaled $730 million during the nine months ended September 30, 2012 related to the Voom Settlement Agreement.  During the nine months ended September 30, 2011, “Litigation expense” totaled a negative $317 million.  During the nine months ended September 30, 2011, we reversed $341 million related to the April 29, 2011 settlement agreement with TiVo, which was previously recorded as an expense.  See Note 1 and Note 13 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $743 million during the nine months ended September 30, 2012, a $47 million or 6.8% increase compared to the same period in 2011.  This change in “Depreciation and amortization” expense was primarily due to $68 million of depreciation expense related to the 148 degree orbital location in the second quarter 2012, partially offset by a decrease in depreciation expense on equipment leased to subscribers.  See Note 7 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest income.  “Interest income” totaled $62 million during the nine months ended September 30, 2012, an increase of $38 million compared to the same period in 2011.  This increase principally resulted from higher percentage returns earned on our cash and marketable investment securities and higher average cash and marketable investment securities balances during the nine months ended September 30, 2012.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $391 million during the nine months ended September 30, 2012, a decrease of $28 million or 6.7% compared to the same period in 2011.  This change primarily resulted from capitalized interest of $72 million related to our wireless spectrum acquisition, partially offset by the net interest expense associated with the issuances and redemption of our senior notes during 2012 and 2011.

Other, net.  “Other, net” income totaled $173 million during the nine months ended September 30, 2012, an increase of $161 million compared to the same period in 2011.  This change primarily resulted from a $99 million non-cash gain related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction during the first quarter 2012 and an increase in net gains on the sale of marketable investment securities of $96 million, partially offset by an increase in impairment charges of $43 million during 2012.  See Note 5 and Note 8 in the Notes to the Condensed Consolidated Financial Statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.689 billion during the nine months ended September 30, 2012, a decrease of $1.345 billion or 44.3% compared to the same period in 2011.  EBITDA for the nine months ended September 30, 2012 was unfavorably impacted by $730 million of litigation expense related to the Voom Settlement Agreement.  EBITDA for the nine months ended September 30, 2012 was favorably impacted by “Other, net ” income of $173 million.  EBITDA for the nine months ended September 30, 2011 was favorably impacted by the reversal of $341 million of “Litigation expense” related to the April 29, 2011 settlement agreement with TiVo, which had been previously recorded as an expense prior to the first quarter 2011.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months
	Ended September 30,
	2012	2011
	(In thousands)
EBITDA	$1,688,807	$3,034,114
Interest expense, net	(329,535)	(395,930)
Income tax (provision) benefit, net	(188,471)	(739,039)
Depreciation and amortization	(743,220)	(695,892)
Net income (loss) attributable to DISH Network	$427,581	$1,203,253

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

Income tax (provision) benefit, net.  Our income tax provision was $188 million during the nine months ended September 30, 2012, a decrease of $551 million compared to the same period in 2011.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes” and a decrease in our effective tax rate.  Our effective tax rate was positively impacted by the change in our valuation allowances against certain deferred tax assets that are capital in nature.

Net income (loss) attributable to DISH Network.  “Net income (loss) attributable to DISH Network” was $428 million during the nine months ended September 30, 2012, a decrease of $776 million compared to $1.203 billion for the same period in 2011.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of September 30, 2012, our cash, cash equivalents and current marketable investment securities totaled $6.400 billion compared to $2.041 billion as of December 31, 2011, an increase of $4.359 billion.  This increase in cash, cash equivalents and current marketable investment securities was primarily related to cash generated from operations of $2.034 billion, and the net proceeds of $2.893 billion related to the issuance of our 5 7/8% Senior Notes due 2022 and our 4 5/8% Senior Notes due 2017, partially offset by capital expenditures of $682 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised mainly of investments in

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

municipalities, which are backed by financial institutions or other highly rated obligors that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.  As of September 30, 2012 and December 31, 2011, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $131 million and $161 million, respectively.

Cash Flow

The following discussion highlights our cash flow activities during the nine months ended September 30, 2012.

Cash flows from operating activities

For the nine months ended September 30, 2012, we reported “Net cash flows from operating activities” of $2.034 billion primarily attributable to $1.389 billion of net income adjusted to exclude non-cash charges for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments,” and “Deferred tax expense (benefit)” as well as a source of cash related to the changes in operating assets and liabilities related to timing differences between book expense and cash payments.

Cash flows from investing activities

For the nine months ended September 30, 2012, we reported net cash outflows from investing activities of $2.491 billion primarily related to capital expenditures of $682 million, net purchases of marketable investment securities of $1.674 billion and purchases of strategic investments of $87 million.  The capital expenditures included $531 million associated with our subscriber acquisition and retention lease programs, $13 million for satellites and $138 million of other corporate capital expenditures.  The purchases of strategic investments included net payments in connection with the DBSD Transaction of $40 million and the TerreStar Transaction of $37 million.

Cash flows from financing activities

For the nine months ended September 30, 2012, we reported net cash inflows from financing activities of $2.934 billion primarily related to the net proceeds of $2.893 billion related to the issuance of our 5 7/8% Senior Notes due 2022 and our 4 5/8% Senior Notes due 2017.

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

During the nine months ended September 30, 2012 and 2011, free cash flow was significantly impacted by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities” and “Net cash flows from investing” sections, respectively, of our Condensed Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, and other factors.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months
	Ended September 30,
	2012	2011
	(In thousands)
Free cash flow	$1,352,117	$1,397,244
Add back:
Purchases of property and equipment	681,925	593,912
Net cash flows from operating activities	$2,034,042	$1,991,156

Subscriber Base

DISH added approximately 75,000 net subscribers during the nine months ended September 30, 2012, compared to a loss of approximately 188,000 net subscribers during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our average monthly subscriber churn rate and higher gross new subscriber activations due to increased advertising associated with our Hopper set-top box.  See “Results of Operations” above for further discussion.  There are a number of factors that impact our future cash flow compared to the cash flow we generate at any given point in time, including subscriber churn and how successful we are at retaining our current subscribers.  As we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.

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

Stock Repurchases

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our Class A common stock.  On November 2, 2012, our Board of Directors extended the plan and authorized the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of outstanding shares of our Class A common stock through and including December 31, 2013.  As of September 30, 2012, we may repurchase up to $1.0 billion under this plan.

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

Seasonality

Historically, the first half of the year generally produces fewer gross new subscriber activations than the second half of the year, as is typical in the pay-TV service industry.  In addition, the first and fourth quarter generally produce a lower churn rate than the second and third quarter.  However, we cannot provide assurance that this will continue in the future.

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

Obligations and Future Capital Requirements

Contractual Obligations

As of September 30, 2012, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Long-term debt obligations	$10,140,423	$1,819	$508,186	$1,007,851	$758,232	$1,506,742	$6,357,593
Capital lease obligations	250,308	6,875	25,170	25,295	27,349	30,024	135,595
Interest expense on long-term debt and capital lease obligations	4,305,627	153,036	720,528	657,246	559,704	474,420	1,740,693
Satellite-related obligations	2,310,113	87,294	344,821	313,635	300,752	252,773	1,010,838
Operating lease obligations	369,748	40,150	97,321	66,727	42,747	34,466	88,337
Purchase obligations	3,331,960	1,151,596	490,755	516,566	432,250	312,083	428,710
Total	$20,708,179	$1,440,770	$2,186,781	$2,587,320	$2,121,034	$2,610,508	$9,761,766

On October 21, 2012, we entered into a multi-year affiliation agreement with AMC Networks.  See Note 11 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  The commitments associated with this multi-year affiliation agreement are included under “Purchase obligations” in the table above.

On September 7, 2012, we entered into a contract for the construction of EchoStar XVIII, a DBS satellite, which is expected to be launched during 2015.  As of September 30, 2012, we had not procured a launch contract and launch insurance for this satellite; therefore, these costs are not included in our satellite-related obligations in the table above.

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

the FCC has proposed to modify our licenses to allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM were due on or before May 17, 2012, and reply comments were due on or before June 1, 2012.  We submitted filings in the initial comment round and in the reply comment round.  While the FCC has indicated its intent to complete the NPRM during 2012, we cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements or other conditions with which we may need to comply to avail ourselves of any changes to the rules.  For example, the FCC may impose certain conditions on the use of our 2 GHz licenses, including, among other things, more stringent out-of-band emission limits or a shift of the S-band uplink by 5 MHz from 2000 — 2020 MHz to 2005 — 2025 MHz.  If imposed, these conditions or others, in connection with other related events, could ultimately render a portion of our 2 GHz licenses unusable and may have a material adverse effect on our ability to commercialize these licenses.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, we will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit our available options, including our ability to partner with others.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments, which may affect the carrying value of these assets and our future financial condition or results of operations.

Voom Settlement Agreement

On October 21, 2012, we entered into the Voom Settlement Agreement with Voom and Cablevision, and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar.  See further discussion regarding litigation in Note 11 in the Notes to the Condensed Consolidated Financial Statements.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  Pursuant to the terms of the Voom Settlement Agreement, among other things:  (i) the litigation between the parties relating to the Voom programming services was dismissed with prejudice and the parties released each other for all claims against each other related thereto; (ii) we agreed to pay $700 million in cash to Voom; (iii) DISH Media Holdings Corporation, our wholly-owned subsidiary, agreed to enter into an agreement to transfer its ownership interest in Voom to Rainbow Programming Holdings, LLC, an affiliate of Voom; and (iv) an affiliate of Cablevision agreed to enter into an agreement to transfer certain of its wireless MVDDS Licenses to us.  The transfer of the MVDDS Licenses is subject to FCC and other regulatory approvals.  On October 23, 2012, we paid Voom $700 million.

Separately, we entered into a multi-year affiliation agreement with AMC Network Entertainment LLC, WE: Women’s Entertainment LLC, The Independent Film Channel, The Sundance Channel L.L.C, each of which are subsidiaries of AMC Networks Inc., and Fuse Channel LLC, a subsidiary of The Madison Square Garden Company, for the carriage of AMC, WE, IFC, Sundance Channel and the Fuse channel.

Since the Voom Settlement Agreement and the multi-year affiliation agreement were entered into contemporaneously, we accounted for all components of both agreements at fair value in the context of the Voom Settlement Agreement.  We have determined the fair value of the multi-year affiliation agreement and the MVDDS Licenses using a market-based approach and a probability-weighted discounted cash flow analysis, respectively.  Based on market data and similar agreements we have with other content providers, we allocated $54 million of the payments under the multi-year affiliation agreement to the fair value of the Voom Settlement Agreement.  Evaluating all potential uses for the MVDDS Licenses, we assessed their fair value at $24 million.  The fair value of the MVDDS Licenses will be recorded during the fourth quarter 2012.  The Voom Settlement Agreement is considered a Type I subsequent event and our $730 million estimated fair value of this settlement is recorded as “Litigation expense” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012.  Additionally, $676 million and $54 million are recorded on our Condensed Consolidated Balance Sheets as “Litigation accrual” and “Accrued Programming,” respectively.  The resulting liability related to the multi-year affiliation agreement will be amortized as contra “Subscriber-related expenses” on a straight-line basis over the term of the agreement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Other Future Capital Requirements

Our 7% Senior Notes with an aggregate principal balance of $500 million mature on October 1, 2013.  We expect to fund this obligation from existing cash and marketable investment securities balances.

Strategic Investments or Acquisitions

From time to time we evaluate opportunities for strategic investments or acquisitions that may complement our current services and products, enhance our technical capabilities, improve or sustain our competitive position, or otherwise offer growth opportunities.  We may make investments in or partner with others to, among other things, expand our business into mobile and portable video, IPTV, data and voice services.  Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of September 30, 2012, our cash, cash equivalents and current marketable investment securities had a fair value of $6.400 billion.  Of that amount, a total of $5.281 billion was invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our September 30, 2012 current non-strategic investment portfolio of $5.281 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the nine months ended September 30, 2012 of 0.6%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2012 would result in a decrease of approximately $2 million in annual interest income.

Strategic Marketable Investment Securities

As of September 30, 2012, we held strategic and financial debt and equity investments of public companies with a fair value of $1.119 billion.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  In addition, a significant portion of the value of these investments is concentrated in the debt securities of a single issuer.  That single issuer has indicated that it will need substantial additional capital to meet its business and financial obligations beyond the next 12 months.  The fair value of certain of the debt securities in our investment portfolio, including those of that single issuer, can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $112 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of September 30, 2012, we had $134 million of restricted cash and marketable investment securities invested in:  (a) cash;  (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our September 30, 2012 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Noncurrent Auction Rate and Mortgage Backed Securities

As of September 30, 2012, we held investments in ARS and MBS of $102 million, which are reported at fair value.  Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments.  As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature, and therefore interest rate risk associated with these securities is mitigated.  A hypothetical 10% adverse change in the price of these investments would result in a decrease of approximately $10 million in the fair value of these investments.

Long-Term Debt

As of September 30, 2012, we had long-term debt of $10.140 billion, excluding capital lease obligations, on our Condensed Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $10.989 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $263 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.  As of

September 30, 2012, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $68 million.

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

c4cast.com, Inc.

On May 7, 2012, c4cast.com, Inc. filed a complaint against us and our wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,958,204 (the “204 patent”), which is entitled “Community-Selected Content.”  The 204 patent relates to systems, methods and techniques for providing resources to participants over an electronic network.

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court entered an order granting the defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s order.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the previous June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  On March 30, 2012, the reconstituted panel of the Ninth Circuit again affirmed the District Court’s order.  On April 10, 2012, the plaintiff class again filed a petition for rehearing en banc, which was denied on May 4, 2012.  On August 2, 2012, the plaintiff class filed a petition seeking review by the United States Supreme Court, which was denied on November 5, 2012.  The matter is now concluded.

PART II — OTHER INFORMATION — Continued

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

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants.  We have appealed.

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

On June 21, 2011, the First Department affirmed the New York State Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On October 11, 2012, the New York State Supreme Court awarded ESPN $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim.  As a result, during the nine months ended September 30, 2012, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of September 30, 2012.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal Media, LLC.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features on our Hopper™ set-top boxes.  The PrimeTime Anytime feature allows a user of our Hopper set-top box, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  The AutoHop feature allows a subscriber, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

PART II — OTHER INFORMATION — Continued

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

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC parties are pending in New York; (2) the copyright and contract claims regarding the CBS parties are pending in New York; (3) the copyright and contract claims regarding the Fox parties are pending in California; and (4) the copyright claims regarding the NBC parties are pending in California, while the contract claims involving the NBC parties are pending in both New York and California.  Additional venue-related motions are still pending in the NBC actions in New York and California.  The NBC plaintiffs have filed an amended complaint in their California action adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  Additionally, both the ABC and CBS parties have filed counterclaims in the New York action adding copyright claims against EchoStar Technologies.

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper’s PrimeTime Anytime and AutoHop features.  The Court has not yet ruled on that motion.

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

Norman IP Holdings, Inc.

On September 15, 2011, Norman IP Holdings, Inc. (“Norman”) filed a patent infringement complaint against Brother International Corporation and Lexmark International Corporation in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “555 patent”) and U.S. Patent No. 5,502,689 (the “689 patent”).  On December 9, 2011, Norman filed a first amended complaint that added Ricoh Americas Corporation and dropped Brother International Corporation as a defendant.  On January 27, 2012, Norman filed a second amended complaint that added us as a defendant, in addition to adding Belkin International, Inc., BMW of North America LLC, Daimler North America Corporation, Mercedes-Benz USA, LLC, D-Link Systems, Inc., Ford Motor Company, Garmin International, Inc., Garmin USA, Inc., General Electric Company, General Motors Company, JVC Americas Corporation, Novatel Wireless, Inc., Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., TomTom, Inc., ViewSonic Corporation, Vizio, Inc., Volkswagen Group of America, Inc., Xerox Corporation, ZTE USA, Inc., and ZTE Solutions, Inc.  The 555 patent relates to a wireless communications privacy method and system and the 689 patent relates to a clock generator capable of shut-down mode and clock generation method.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The trial date has been set for January 5, 2015.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction

PART II — OTHER INFORMATION — Continued

that could require us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“NorthPoint”) filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the “636 patent”).  The 636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the 636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the 636 patent are invalid.  NorthPoint appealed and, on May 11, 2012, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s judgment.  The deadline for NorthPoint to file a further appeal has passed, and the matter is now concluded.

Olympic Developments AG, LLC

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 7, 2011, the case was stayed pending reexamination by the U.S. Patent and Trademark Office.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving EchoStar and us as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which we and EchoStar are sublicensees.  The Court vacated the August 20, 2012 trial date and has not yet set a new trial date.

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

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International Associates”) filed a complaint against us, our wholly-owned subsidiaries, DISH DBS and DISH Network L.L.C., and EchoStar and its wholly-owned subsidiary, EchoStar Technologies L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the “725 patent”), which is entitled “List Building System.”  The 725 patent relates to a system for building an inventory of audio/visual works.  Premier

PART II — OTHER INFORMATION — Continued

International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against us in the United States District Court for the Central District of California.  In the Operative Sixth Amended Complaint, filed on or about August 24, 2012, Preservation Technologies also names Netflix, Inc., Facebook, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Disney Online, American Broadcasting Companies, Inc. and Yahoo! Inc. as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Voom HD Holdings

In January 2008, Voom filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service and seeking over $2.5 billion in damages.

On October 21, 2012, we entered into the Voom Settlement Agreement with Voom and Cablevision, and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  Pursuant to the terms of the Voom Settlement Agreement, among other things:  (i) the litigation between the parties relating to the Voom programming services was dismissed with prejudice and the parties released each other for all claims against each other related thereto;

PART II — OTHER INFORMATION — Continued

(ii) we agreed to pay $700 million in cash to Voom; (iii) DISH Media Holdings Corporation, our wholly-owned subsidiary, agreed to enter into an agreement to transfer its ownership interest in Voom to Rainbow Programming Holdings, LLC, an affiliate of Voom; and (iv) an affiliate of Cablevision agreed to enter into an agreement to transfer certain of its wireless MVDDS Licenses to us.  The transfer of the MVDDS Licenses is subject to FCC and other regulatory approvals.  On October 23, 2012, we paid Voom $700 million.

Separately, we entered into a multi-year affiliation agreement with AMC Network Entertainment LLC, WE: Women’s Entertainment LLC, The Independent Film Channel, The Sundance Channel L.L.C, each of which are subsidiaries of AMC Networks Inc., and Fuse Channel LLC, a subsidiary of The Madison Square Garden Company, for the carriage of AMC, WE, IFC, Sundance Channel and the Fuse channel.

Since the Voom Settlement Agreement and the multi-year affiliation agreement were entered into contemporaneously, we accounted for all components of both agreements at fair value in the context of the Voom Settlement Agreement.  We have determined the fair value of the multi-year affiliation agreement and the MVDDS Licenses using a market-based approach and a probability-weighted discounted cash flow analysis, respectively.  Based on market data and similar agreements we have with other content providers, we allocated $54 million of the payments under the multi-year affiliation agreement to the fair value of the Voom Settlement Agreement.  Evaluating all potential uses for the MVDDS Licenses, we assessed their fair value at $24 million.  The fair value of the MVDDS Licenses will be recorded during the fourth quarter 2012.  The Voom Settlement Agreement is considered a Type I subsequent event and our $730 million estimated fair value of this settlement is recorded as “Litigation expense” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012.  Additionally, $676 million and $54 million are recorded on our Condensed Consolidated Balance Sheets as “Litigation accrual” and “Accrued Programming,” respectively.  The resulting liability related to the multi-year affiliation agreement will be amortized as contra “Subscriber-related expenses” on a straight-line basis over the term of the agreement.

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

PART II — OTHER INFORMATION — Continued

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, include a detailed discussion of our risk factors.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in these reports.

Changes in the Cable Act, and/or the FCC’s rules that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at non-discriminatory rates.

We purchase a large percentage of our programming from cable-affiliated programmers.  Pursuant to the Cable Act of 1992 (“Cable Act”), cable providers had been prohibited from entering into exclusive contracts with cable-affiliated programmers.  The Cable Act directed that this prohibition expire after a certain period of time unless the FCC determined that the prohibition continued to be necessary.  On October 5, 2012, the FCC allowed this prohibition to expire.  While the decision to allow this prohibition to expire is subject to possible reconsideration by the FCC or review by a court of appeals, there can be no assurances that a reconsideration or appeal will occur.  In the event this decision is reconsidered by the FCC or reviewed by a court of appeals, we cannot predict the timing or outcome of any such reconsideration or appeal.

As a result of the expiration of this prohibition on exclusivity, we may be limited in our ability to obtain access at all, or on nondiscriminatory terms, to programming from programmers that are affiliated with cable system operators.  In addition, any other changes in the Cable Act, and/or the FCC’s rules that implement the Cable Act, that currently limit the ability of cable-affiliated programmers to discriminate against competing businesses such as ours, could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on non-discriminatory terms.

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty Media (“Liberty”).  In July 2012, similar program access conditions that had applied to Time-Warner expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Time-Warner’s programming, or to obtain it on non-discriminatory terms.  In the case of certain types of programming affiliated with Comcast-NBC Universal, the prohibition on exclusivity will still apply until January 2018.  During that time, the terms of access to Comcast-NBC Universal’s programming will be subject to arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  There can be no assurance that this procedure will result in favorable terms for us or that the FCC conditions that establish this procedure will be prevented from expiring on their own terms.

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

PART II — OTHER INFORMATION — Continued

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from July 1, 2012 through September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
July 1 - July 31, 2012	—	$—	—	$1,000,000
August 1 - August 31, 2012	—	$—	—	$1,000,000
September 1 - September 30, 2012	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1) Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock.  On November 2, 2012, our Board of Directors extended the plan and authorized the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2013.  Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.	EXHIBITS

(a)	Exhibits.

4.1*

Registration Rights Agreement, relating to the 5 7/8% Senior Notes due 2022, dated as of July 26, 2012, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed July 26, 2012, Commission File No. 0-26176).

10.1☐

Settlement Agreement dated as of October 21, 2012 by and between Voom HD Holdings LLC, CSC Holdings, LLC, DISH Network L.L.C., and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation. **

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101☐

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2012, filed on November 6, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

☐	Filed herewith.
*	Incorporated by reference.
**	Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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

Date:  November 6, 2012