Form 10-K
period 2012-12-31
DISH Network CORP
filed 2013-02-20
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $5.9 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on that date.

As of February 12, 2013, the registrant’s outstanding common stock consisted of 214,522,695 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2013 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

Competition and Economic Risks Affecting our Business

•                  We face intense and increasing competition from satellite television providers, cable companies and telecommunications companies, especially as the pay-TV industry has matured, which may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

•                  Competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

•                  Sustained economic weakness, including continued high unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

•                  Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.

•                  We face increasing competition from other distributors of unique programming services such as foreign language and sports programming that may limit our ability to maintain subscribers that desire these unique programming services.

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

•                  Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

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

•                  We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if one of our satellites fails.

•                  We may have potential conflicts of interest with EchoStar due to our common ownership and management.

•                  We rely on key personnel and the loss of their services may negatively affect our businesses.

Acquisition and Capital Structure Risks Affecting our Business

•                  We made a substantial investment to acquire certain 2 GHz wireless spectrum licenses and other assets from DBSD North America Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”).  We will be required to make significant additional investments or partner with others to commercialize these licenses and assets.

•                  We made a substantial investment to acquire certain 700 MHz wireless spectrum licenses and will be required to make significant additional investments or partner with others to commercialize these licenses.

•                  To the extent we commercialize our wireless spectrum licenses, we will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

•                  Our Blockbuster business faces risks, including, among other things, operational challenges and increasing competition from video rental kiosks and streaming and mail order businesses that may negatively impact the business, financial condition or results of operations of Blockbuster.

•                  We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

•                  We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our businesses and to finance acquisitions and other strategic transactions.

•                  A portion of our investment portfolio is invested in securities that have experienced limited or no liquidity and may not be immediately accessible to support our financing needs, including investments in public companies that are highly speculative and have experienced and continue to experience volatility.

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

•                  Our ability to distribute video content via the Internet involves regulatory risk.

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

iii

PART I

Item 1.                     BUSINESS

OVERVIEW

DISH Network Corporation was organized in 1995 as a corporation under the laws of the State of Nevada.  We started offering the DISH® branded pay-TV service in March 1996 and are the nation’s third largest pay-TV provider.  Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol “DISH.”  Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.

DISH Network Corporation is a holding company.  Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our”) operate three primary business segments.

•                  DISH.  The DISH branded direct broadcast satellite (“DBS”) pay-TV service had 14.056 million subscribers in the United States as of December 31, 2012.  The DISH branded pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET™ brand.

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

•                  Wireless Spectrum.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain build-out requirements.  On March 9, 2012, we completed the acquisitions of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”) and substantially all of the assets of TerreStar Networks, Inc. (“TerreStar”), pursuant to which we acquired, among other things, 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar.  The financial results of DBSD North America and TerreStar are included in our financial results beginning March 9, 2012.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for DBSD North America (the “DBSD Transaction”), $1.382 billion for TerreStar (the “TerreStar Transaction”), and the net payment of $114 million to Sprint Nextel Corporation (“Sprint”) pursuant to a settlement agreement.  We are evaluating our options to commercialize these assets.

Business Strategy

Our business strategy is to be the best provider of video services in the United States by providing high-quality products, outstanding customer service, and great value.  We promote DISH branded programming packages as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television providers.  We believe that there continues to be unsatisfied demand for high-quality, reasonably priced television programming services.

•                  High-Quality Products.   We offer a wide selection of local and national programming, featuring more national and local HD channels than most pay-TV providers.  We have been a technology leader in our industry, introducing award-winning DVRs, dual tuner receivers, 1080p video on demand, and external hard drives.  To maintain and enhance our competitiveness over the long term, we introduced a new whole-home HD DVR receiver, the Hopper™ set-top box, that allows, among other things, recorded programming to be viewed in HD in multiple rooms.  We recently introduced the Hopper set-top box with Sling, which promotes a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as DISH Anywhere™ that utilizes, among other things, online access and Slingbox “placeshifting” technology.  In addition, the Hopper with Sling has several innovative features which allows customers to watch and record television programming through certain tablet computers and combines program-discovery tools, social media engagement and remote-control capabilities through the use of certain tablet computers.

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

Programming.  We provide programming that includes more than: (i) 270 basic video channels, (ii) 70 Sirius Satellite Radio music channels, (iii) 30 premium movie channels, (iv) 35 regional and specialty sports channels, (v) 3,300 standard definition and HD local channels, (vi) 300 Latino and international channels, and (vii) 70 channels of pay-per-view content.  Although we distribute over 3,300 local channels, a subscriber typically may only receive the local channels available in the subscriber’s home market.  As of December 31, 2012, we provided local channels in standard definition in all 210 TV markets in the U.S. and local channels in HD in more than 170 markets in the U.S., serving approximately 97% of TV households.

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

Blockbuster.  On April 26, 2011, we completed the Blockbuster Acquisition.  Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand service.  The Blockbuster Acquisition is intended to complement our core business of delivering high-quality video entertainment to consumers.

Blockbuster@Home.  Blockbuster@HomeTM gives DISH subscribers access to more than 100,000 DVD movies, TV shows and games by mail with unlimited in-store exchanges, streaming access to more than 10,000 movies and TV shows via their TV and online access to more than 25,000 movies and TV shows via their computer.

dishNET.  On September 27, 2012, we began marketing our satellite broadband service under the dishNET brand.  This service leverages advanced technology and high-powered satellites launched by Hughes and ViaSat to provide broadband coverage nationwide.  This service primarily targets approximately 15 million rural residents that are underserved, or unserved, by wireline broadband, and provides download speeds of up to 10 megabits of data per second (“Mbps”).  We lease the customer premise equipment to subscribers and generally pay Hughes and ViaSat a wholesale rate per subscriber on a monthly basis.  Currently, we generally utilize our existing DISH distribution channels under similar incentive arrangements as our pay-TV business to acquire new broadband subscribers.

In addition to the dishNET branded satellite broadband service, we also offer wireline voice and broadband services under the dishNET brand as a competitive local exchange carrier to consumers living in a 14-state region (Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming).  Our dishNET branded wireline broadband service provides download speeds of up to 20 Mbps.

We primarily bundle our dishNET branded services with our DISH branded pay-TV service, to offer customers a single bill, payment and customer service option, which includes a discount for bundled services.  In addition, we market and sell our dishNET branded services on a stand-alone basis.

DISHOnline.com.  DISHOnline.com gives DISH subscribers the ability to watch television programs, movies, and clips online at no additional charge with their paid subscription to qualifying programming and compatible equipment.  DISHOnline.com offers more than 325,000 movies, television shows, clips and trailers.

DISH Anywhere (formerly DISH Remote Access).  DISH Anywhere gives subscribers the ability to remotely control certain features of their DVRs as well as view live TV and DVR recordings (with required compatible hardware) using the DISH Anywhere application on compatible devices such as smartphones and tablets, or on laptops and home computers by accessing dishanywhere.com.

Content Delivery

Digital Broadcast Operations Centers.  The principal digital broadcast operations facilities we use are EchoStar’s facilities located in Cheyenne, Wyoming and Gilbert, Arizona.  We also use four regional digital broadcast operations facilities and four micro digital broadcast operations facilities owned and operated by EchoStar that allow us to maximize the use of the spot beam capabilities of certain owned and leased satellites.  Programming content is delivered to these facilities by fiber or satellite and processed, compressed, encrypted and then uplinked to satellites for delivery to consumers.  EchoStar provides certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services pursuant to a broadcast agreement ending on December 31, 2016.  See Note 20 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.

Satellites.  Our DISH programming is primarily delivered to customers using satellites that operate in the “Ku” band portion of the microwave radio spectrum.  The Ku-band is divided into two spectrum segments.  The portion of the Ku-band that allows the use of higher power satellites — 12.2 to 12.7 GHz over the United States — is known as the Broadcast Satellite Service band, which is also referred to as the Direct Broadcast Satellite (“DBS”) band.  The portion of the Ku-band that utilizes lower power satellites — 11.7 to 12.2 GHz over the United States — is known as the Fixed Satellite Service (“FSS”) band.

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

We own or lease capacity on 15 DBS satellites in geostationary orbit approximately 22,300 miles above the equator.  For further information concerning these satellites and satellite anomalies, please see the table and discussion under “Satellites” below.

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

Distribution Channels

While we offer receiver systems and programming through direct sales channels, a majority of our new subscriber activations are generated through independent third parties such as small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies.  In general, we pay these independent third parties a mix of upfront and monthly incentives to solicit orders for our services and provide customer service.  In addition, we partner with certain telecommunications companies to bundle DISH branded programming with broadband and/or voice services on a single bill.

Competition

As of December 31, 2012, our 14.056 million subscribers represent approximately 14% of pay-TV subscribers in the United States.  We face substantial competition from established pay-TV providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions, and mobile devices.  As of September 30, 2012, more than 100 million households subscribe to a pay-TV service.

•                  Other Direct Broadcast Satellite Operators.  We compete directly with the DirecTV Group, Inc., or DirecTV, the largest satellite TV provider in the U.S. which had 20.0 million subscribers as of September 30, 2012, representing approximately 20% of pay-TV subscribers.

•                  Cable Television Companies.  We encounter substantial competition in the pay-TV industry from numerous cable television companies that operate via franchise licenses across the U.S.  According to the National Cable & Telecommunications Association, 99% of U.S. housing units are passed by cable.  As of September 30, 2012, cable television companies have more than 56.8 million subscribers, representing approximately 57% of pay-TV subscribers.  Cable companies are typically able to bundle their video services with broadband Internet access and voice services and many have significant investments in companies that provide programming content.

•                  Telecommunications Companies.  Large telecommunications companies have upgraded older copper wire lines with fiber optic lines in certain markets.  These fiber optic lines provide high capacity bandwidth, enabling telecommunications companies to offer video content that can be bundled with their broadband Internet access and voice services.  In particular, AT&T and Verizon have built fiber-optic based networks to provide video services in substantial portions of their service areas.  As of September 30, 2012, AT&T and Verizon had approximately 4.3 million U-verse and 4.6 million FiOS TV subscribers, respectively.  These telecommunications companies represent approximately 9% of pay-TV subscribers.

•                  Internet Delivered Video.  We face competition from content providers and other companies who distribute video directly to consumers over the Internet.  Programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved.  Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to this emerging digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.

•                  Wireless Mobile Video.  We may also face increasing competition from wireless telecommunications providers who offer mobile video offerings.  These mobile video offerings will likely become more prevalent in the marketplace as wireless telecommunications providers implement and expand the fourth generation of wireless communications.

Acquisition of New Subscribers

We incur significant upfront costs to acquire subscribers, including advertising, retailer incentives, equipment subsidies and installation.  In addition, customer promotions to acquire new subscribers result in less programming revenue to us over the promotional period.  While we attempt to recoup these upfront costs over the lives of their subscriptions, there can be no assurance that we will.  We employ business rules such as credit requirements and contractual commitments, and we strive to provide outstanding customer service, to increase the likelihood of customers keeping their DISH service over longer periods of time.  Our subscriber acquisition costs may vary significantly from period to period.

Advertising.  We use print, radio, television and Internet media, on a local and national basis to motivate potential subscribers to call DISH, visit our website or contact independent third party retailers.

Retailer Incentives.  In general, we pay retailers an upfront incentive for each new subscriber they bring to DISH that results in the activation of qualified programming and generally pay retailers small monthly incentives for up to 60 months; provided, among other things:  (i) the retailer continuously markets, promotes and solicits orders for DISH products and services; (ii) the retailer continuously provides customer service to DISH pay-TV subscribers; and (iii) the customer continuously subscribes to qualified programming.

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

Customer Service

Customer Service Centers.  We use both internally-operated and outsourced customer service centers to handle calls from prospective and existing customers.  We strive to answer customer calls promptly and to resolve issues effectively on the first call.  We intend to better use the Internet and other applications to provide our customers with more self-service capabilities over time.  During the first quarter 2012, we implemented new sales and customer care systems to improve the customer experience.  In addition, during 2011, we implemented a new interactive voice response system.

Installation and Other In-Home Service Operations.  High-quality installations, upgrades, and in-home repairs are critical to providing good customer service.  Such in-home service is performed by both DISH Network employees and a network of independent contractors and includes, among other things, priority technical support, replacement equipment, cabling and power surge repairs for a monthly fee.  During 2011, we implemented a new in-home appointment scheduling system.

Subscriber Management.  We presently use, and depend on, CSG Systems International, Inc.’s (“CSG”) software system for the majority of DISH Network subscriber billing and related functions.  During the first quarter 2012, we implemented a new billing system with CSG.

Wireless Spectrum

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, we and Sprint entered into a mutual release and settlement agreement (the “Sprint Settlement Agreement”) pursuant to which all issues then being disputed relating to the DBSD Transaction and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, we made a net payment of approximately $114 million to Sprint.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements but did not initially act on our request for waiver of the various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making (“NPRM”) proposing the elimination of the integrated service, spare satellite and various technical requirements attached to the 2 GHz licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our 2 GHz authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which will become effective on March 7, 2013, modifying our 2 GHz licenses to add terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum for terrestrial services.  These limitations could, among other things, impact the finalization of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “2 GHz Interim Build-out Requirement”).  By March 2020, we must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “2 GHz Final Build-out Requirement”).  If we fail to meet the 2 GHz Interim Build-out Requirement, the 2 GHz Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If we fail to meet the 2 GHz Final Build-out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement will terminate.  In addition, the FCC is currently considering rules for a spectrum band that is adjacent to our 2 GHz licenses, known as the “H Block.”  If the FCC adopts rules for the H block that do not adequately protect our 2 GHz licenses, there could be a material adverse effect on our ability to commercialize the 2 GHz licenses.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, we will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit our available options, including our ability to partner with others.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum licenses or that we will be able to profitably deploy the assets represented by these spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009.  These licenses mandate certain interim and final build-out requirements.  By June 2013, we must provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-out Requirement”).  By the end of our license term (June 2019), we must provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-out Requirement”).  We have recently notified the FCC of our plans to commence signal coverage in select cities within certain of these areas, but we have not yet developed plans for providing signal coverage and offering service in all of these areas.  If we fail to meet the 700 MHz Interim Build-out Requirement, the term of our licenses will be reduced, from June 2019 to June 2017, and we could face possible fines and the reduction of license area(s).  If we fail to meet the 700 MHz Final Build-out Requirement, our authorization for each license area in which we fail to meet the requirement will terminate.

New Business Opportunities

From time to time we evaluate opportunities for strategic investments or acquisitions that may complement our current services and products, enhance our technical capabilities, improve or sustain our competitive position, or otherwise offer growth opportunities.

Relationship with EchoStar

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”).  DISH Network and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.  EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations.  In addition, EchoStar is a key supplier of transponder capacity and related services to us.  See “Item 1A. Risk Factors” and Note 20 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for more information.

SATELLITES

DBS Satellites.  Most of our programming is currently delivered using DBS satellites.  We continue to explore opportunities to expand our available satellite capacity through the use of other available spectrum.  Increasing our available spectrum is particularly important as more bandwidth intensive HD programming is produced and to address new video and data applications consumers may desire in the future.  We currently utilize satellites in geostationary orbit approximately 22,300 miles above the equator detailed in the table below.

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
EchoStar I (1)	December 1995	77	12
EchoStar VII (2)	February 2002	119	15
EchoStar X (2)	February 2006	110	15
EchoStar XI (2)	July 2008	110	15
EchoStar XIV	March 2010	119	15
EchoStar XV	July 2010	61.5	15

Leased from EchoStar:
EchoStar VI (1)(4)	July 2000	77	NA
EchoStar VIII (1)(3)(4)	August 2002	77	NA
EchoStar IX (1)(3)	August 2003	121	NA
EchoStar XII (1)(4)	July 2003	61.5	NA
Nimiq 5 (1)(3)	September 2009	72.7	NA
EchoStar XVI (1)	November 2012	61.5	NA
QuetzSat-1 (1)(3)	September 2011	77	NA

Leased from Other Third Party:
Anik F3	April 2007	118.7	NA
Ciel II	December 2008	129	NA

Under Construction:
EchoStar XVIII	2015	110	15

(1)         See Note 20 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.

(2)         During the fourth quarter 2012, the estimated useful life of these satellites was extended from 12 years to 15 years on a prospective basis based on management’s assessment of, among other things, these satellites’ useful lives, technological obsolescence risk, estimated remaining fuel life and estimated useful lives of our other owned and leased DBS satellites.  This increase in the estimated useful life of these satellites had an immaterial effect on our results of operations.

(3)         We lease a portion of the capacity on these satellites.

(4)         We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s useful life.

Recent Developments

Recent developments with respect to certain of our satellites are discussed below.

QuetzSat-1.  During 2008, we entered into a transponder service agreement with EchoStar expiring in November 2021 for the lease of 24 DBS transponders on QuetzSat-1.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 by EchoStar.  During the third quarter 2012, we and EchoStar entered into an agreement pursuant to which we sublease back to EchoStar five of the 24 DBS transponders on the QuetzSat-1 satellite.  During January 2013, QuetzSat-1 was moved to the 77 degree orbital location, and we commenced commercial operations at that location in February 2013.  See Note 20 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

EchoStar XVI.  During December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched during November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Under the original transponder service agreement, the initial term generally expired upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite failed; (iii) the date the transponder(s) on which service was being provided under the agreement failed; or (iv) ten years following the actual service commencement date.  Prior to expiration of the initial term, we also had the option to renew on a year-to-year basis through the end-of-life of the satellite.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we have the option to renew for an additional six-year period.  Prior to expiration of the initial term, EchoStar also has the right, upon certain conditions, to renew for an additional six-year period.  If either we or EchoStar exercise our respective six-year renewal options, then we have the option to renew for an additional five-year period prior to expiration of the then-current term.

2 GHz Satellites.  As a result of the DBSD Transaction and the TerreStar Transaction, three 2 GHz satellites were added to our satellite fleet, including two in-orbit satellites and one satellite under construction, discussed below.  While the FCC’s recently issued rules applicable to our 2 GHz authorizations no longer require an integrated satellite component, we may use these satellites in our commercialization of wireless spectrum or for other commercial purposes.  In addition, T1, which we acquired through the TerreStar Transaction, is subject to certain Canadian satellite regulations, including, among other things, an integrated satellite component requirement.  We are evaluating our options for these satellites and depending on our eventual use of these satellites, we may need to impair them in the future.

D1.  D1, formerly known as EchoStar G1, was launched in April 2008 by DBSD North America and is currently located at the 92.85 degree orbital location.  D1 was designed to meet a minimum 15-year useful life.  This satellite has currently not been placed into its intended commercial service as we evaluate our options for future uses.

T1.  T1, formerly known as EchoStar T1, was launched in July 2009 by TerreStar and currently operates at the 111.1 degree orbital location.  T1 was designed to meet a minimum 15-year useful life.  Prior to the TerreStar Transaction, this satellite experienced certain solar array anomalies.  During the fourth quarter 2012, the primary attitude control electronics unit, which controls the orientation of the satellite, experienced certain anomalous behavior.  This anomaly is currently under investigation by the manufacturer.  The redundant attitude control electronics unit is currently being used for operations while the investigation continues.  While this most recent and prior anomalies did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.  This satellite, which is being depreciated, carries a nominal amount of traffic to support a service for a limited number of customers.  During 2012, this service experienced certain intermittent outages.  We are evaluating our options for this satellite and its associated operations.

T2.  In December 2007, TerreStar entered into an agreement with Space Systems/Loral, Inc. (“SS/L”) for the design and manufacture of T2, formerly known as EchoStar T2.  Since the construction of T2 is almost finished, the satellite could be completed during 2013.  We do not currently have an expected launch date for T2.

Satellites Under Construction

EchoStar XVIII.  On September 7, 2012, we entered into a contract with SS/L for the construction of EchoStar XVIII, a DBS satellite with spot beam technology designed for, among other things, HD programming.  This satellite is expected to be launched during 2015.

Satellite Anomalies

Operation of our DISH branded pay-TV service requires that we have adequate satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

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

Prior to 2012, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and/or commercial operation of any of the satellites in our fleet.  See “Long-Lived Assets” in Note 2 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar I.  During the first quarter 2012, we determined that EchoStar I experienced a communications receiver anomaly.  The communications receivers process signals sent from our uplink center for transmission back to our customers by the satellite.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.  EchoStar I was fully depreciated during 2007.

EchoStar VII.  Prior to 2012, EchoStar VII experienced certain thruster failures.  During the fourth quarter 2012, we determined that EchoStar VII experienced an additional thruster failure.  Thrusters control the satellite’s location and orientation.  While this anomaly did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar XI.  During the first quarter 2012, we determined that EchoStar XI experienced solar array anomalies that reduced the total power available for use by the satellite.  While these anomalies did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar XIV.  During the third quarter 2011 and the first quarter 2012, we determined that EchoStar XIV experienced solar array anomalies that reduced the total power available for use by the satellite.  While these anomalies did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

EchoStar VI.  Prior to 2012, EchoStar VI experienced solar array anomalies which impacted the commercial operation of the satellite.  EchoStar VI also previously experienced the loss of traveling wave tube amplifiers (“TWTAs”).  During the first quarter 2012, EchoStar VI experienced the loss of two additional TWTAs increasing the total number of TWTAs lost to five.  During the second quarter 2012, EchoStar VI lost an additional solar array string, which reduced the total power available for use by the satellite.  While the recent losses of TWTAs and the solar array strings did not impact current commercial operation of the satellite, there can be no assurance that future anomalies will not impact its commercial operation.

EchoStar XII.  Prior to 2012, EchoStar XII experienced solar array anomalies that reduced the total power available for use by the satellite.  During September and November 2012 and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the total power available for use by the satellite.  An investigation of the anomalies is continuing.  Since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.  Additional solar array anomalies are likely to continue to degrade operational capability in all of the possible modes.  This satellite is currently in-service and projected to be an in-orbit spare effective March 1, 2013.

GOVERNMENT REGULATIONS

Our operations, particularly our DBS operations and our wireless spectrum licenses, are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in limitations on, or in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, the adoption or modification of laws or regulations relating to video programming, satellite services, wireless telecommunications, broadband, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.  If we become subject to new regulations or legislation or new interpretations of existing regulations or legislation that govern Internet network neutrality, for example, we may be required to incur additional expenses or alter our business model.  The manner in which legislation governing Internet network neutrality may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.

Wireless services and our wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities.  These governmental authorities could adopt regulations or take other actions that would adversely affect our business prospects.  The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies.  In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The FCC grants wireless licenses for terms of generally ten years that are subject to renewal or revocation.  There can be no assurances that our wireless spectrum licenses will be renewed.  Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.  For further information related to our licenses and build-out requirements related to our 700 MHz and 2 GHz wireless spectrum licenses see “Item 1A.  Risk Factors.”

The following summary of regulatory developments and legislation in the United States is not intended to describe all present and proposed government regulation and legislation affecting the video programming distribution, satellite services, wireless telecommunications and broadband industries.  Government regulations that are currently the subject of judicial or administrative proceedings, legislative hearings or administrative proposals could change our industries to varying degrees.  We cannot predict either the outcome of these proceedings or any potential impact they might have on the industry or on our operations.

FCC Regulations Governing our DBS Operations

FCC Jurisdiction over our DBS Satellite Operations.  The Communications Act gives the FCC broad authority to regulate the operations of satellite companies.  Specifically, the Communications Act gives the FCC regulatory jurisdiction over the following areas relating to communications satellite operations:

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

Overview of our DBS Satellites, Authorizations and Contractual Rights for Satellite Capacity.  Our satellites are located in orbital positions, or slots, that are designated by their western longitude.  An orbital position describes both a physical location and an assignment of spectrum in the applicable frequency band.  Each DBS orbital position has 500 MHz of available Ku-band spectrum that is divided into 32 frequency channels.  Through digital compression technology, we can currently transmit between nine and 13 standard definition digital video channels per DBS frequency channel.  Several of our satellites also include spot-beam technology that enables us to increase the number of markets where we provide local channels, but reduces the number of video channels that could otherwise be offered across the entire United States.

The FCC has licensed us to operate a total of 50 DBS frequency channels at the following orbital locations:

•                  21 DBS frequency channels at the 119 degree orbital location, capable of providing service to CONUS;

•                  29 DBS frequency channels at the 110 degree orbital location, capable of providing service to CONUS; and

We previously held a license for 32 DBS frequency channels at the 148 degree orbital location, capable of providing service to the Western United States.  On May 31, 2012, the FCC’s International Bureau announced the termination of this license.  We had not had a satellite positioned at the 148 degree orbital location since the retirement of EchoStar V in August 2009.

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

Duration of our DBS Satellite Licenses.  Generally speaking, all of our satellite licenses are subject to expiration unless renewed by the FCC.  The term of each of our DBS licenses is ten years.  Our licenses are currently set to expire at various times.  In addition, at various times we have relied on special temporary authorizations for our operations.  A special temporary authorization is granted for a period of only 180 days or less, subject again to possible renewal by the FCC.  Generally, our FCC licenses and special temporary authorizations have been renewed by the FCC on a routine basis, but there can be no assurance that the FCC will continue to do so.

Opposition and Other Risks to our Licenses.  Several third parties have opposed, and we expect them to continue to oppose, some of our FCC satellite authorizations and pending and future requests to the FCC for extensions, modifications, waivers and approvals of our licenses.  In addition, we must comply with numerous FCC reporting, filing and other requirements in connection with our satellite authorizations.  Consequently, it is possible the FCC could revoke, terminate, condition or decline to extend or renew certain of our authorizations or licenses.

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

Interference from Other Services Sharing Satellite Spectrum.  The FCC has adopted rules that allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as DBS and FSS.  The FCC has also authorized the use of multichannel video distribution & data service (“MVDDS”) licenses in the DBS band.  MVDDS licenses were auctioned in 2004.  MVDDS systems are now only beginning to be commercially deployed in a few markets.  We have MVDDS licenses in 82 out of 214 geographical license areas.  Despite regulatory provisions intended to protect DBS and FSS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS and FSS bands will not interfere with our DBS and FSS operations and adversely affect our business.

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

Separate Security, Plug and Play.  Cable companies are required by law to separate the security from the other functionality of their set-top boxes.  Set-top boxes used by DBS providers are not currently subject to such separate security requirement.  However, the FCC is considering a possible expansion of that requirement to DBS set-top boxes.  Also, the FCC adopted the so-called “plug and play” standard for compatibility between digital television sets and cable systems.  That standard was developed through negotiations involving the cable and consumer electronics industries, but not the satellite television industry.  The FCC’s adoption of the standard was accompanied by certain rules regarding copy protection measures that were applicable to us.  We appealed the FCC’s decision regarding the copy protection measures to the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) and on January 15, 2013 the D.C. Circuit vacated the FCC’s decision.  The FCC is also considering various proposals to establish two-way digital cable “plug and play” rules.  That proceeding also asks about means to incorporate all pay-TV providers into its “plug and play” rules.  The cable industry and consumer electronics companies have reached a “tru2way” commercial arrangement to resolve many of the outstanding issues in this docket.  We cannot predict whether the FCC will impose rules on our DBS operations that are based on cable system architectures or the private cable/consumer electronics tru2way commercial arrangement.  Complying with the separate security and other “plug and play” requirements would require potentially costly modifications to our set-top boxes and operations.  We cannot predict the timing or outcome of this FCC proceeding.

Retransmission Consent.  The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act.  If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals.  While we have been able to reach retransmission consent agreements with most of these local network stations, there remain stations with which we have not been able to reach an agreement.  We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.  In recent years, national broadcasters have used their ownership of certain local broadcast stations to attempt to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations.  These requirements may place constraints on available capacity on our satellites for other programming.  Furthermore, the rates we are charged for retransmitting local channels have been increasing.  We may be unable to pass these increased programming costs on to our customers, which could have a material adverse effect on our financial condition and results of operations.  The FCC is currently considering changes to its rules governing retransmission consent disputes that are designed to provide more guidance to the negotiating parties on good-faith negotiation requirements and to improve notice to consumers in advance of possible service disruptions.  We cannot predict the timing or outcome of this FCC proceeding.

Digital HD Carry-One, Carry-All Requirement.  To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one, carry-all”).  The FCC adopted digital carriage rules that required DBS providers to phase in carry-one, carry-all obligations with respect to the carriage of full-power broadcasters’ HD signals by February 17, 2013 in markets in which they elect to provide local channels in HD.  We have met this requirement in all applicable markets.  In addition, STELA has imposed accelerated HD carriage requirements for noncommercial educational stations on DBS providers that do not have a certain contractual relationship with a certain number of such stations.  We have entered into such contractual relationships with the requisite number of PBS stations to comply with the requirements.  The carriage of additional HD signals on our pay-TV service could cause us to experience significant capacity constraints and prevent us from carrying additional popular national programs and/or carrying those national programs in HD.

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

Distant Signals.  Pursuant to STELA, we have been able to obtain a waiver of a court injunction that previously prevented us from retransmitting certain distant network signals under a statutory copyright license.  Because of that waiver, we may once again provide distant network signals to eligible subscribers.  To qualify for that waiver, we are required to provide local service in all 210 local markets in the U.S. on an ongoing basis.  This condition poses a significant strain on our capacity.  Moreover, we may lose that waiver if we are found to have failed to provide local service in any of the 210 local markets.  If we lose the waiver, the injunction could be reinstated.  Furthermore, depending on the severity of the failure, we may also be subject to other sanctions, which may include, among other things, damages.  Pursuant to STELA, our compliance with certain conditions of the waiver is subject to continued oversight.

Cable Act and Program Access.  We purchase a large percentage of our programming from cable-affiliated programmers. Pursuant to the Cable Act of 1992 (“Cable Act”), cable providers had been prohibited from entering into exclusive contracts with cable-affiliated programmers.  The Cable Act directed that this prohibition expire after a certain period of time unless the FCC determined that the prohibition continued to be necessary.  On October 5, 2012, the FCC allowed this prohibition to expire.  While the FCC has issued a Further Notice of Proposed Rulemaking aimed at serving some of the same objectives as the prohibition, there can be no assurances that such protections will be adopted or be as effective as the prohibition if they are adopted.  In the event this decision is reconsidered by the FCC or reviewed by a court of appeals, we cannot predict the timing or outcome of any subsequent FCC decision.

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

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty Media (“Liberty”).  In July 2012, similar program access conditions that had applied to Time-Warner expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Time-Warner’s programming, or to obtain it on non-discriminatory terms.  In the case of certain types of programming affiliated with Comcast through its venture with General Electric, NBCUniversal Media, LLC (“NBCUniversal”), the prohibition on exclusivity will still apply until January 2018.  During that time, we have the right to subject the terms of access to NBCUniversal’s programming to binding arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  There can be no assurance that this procedure will result in favorable terms for us or that the FCC conditions that establish this procedure will be prevented from expiring on their own terms.

In addition, affiliates of certain cable providers have denied us access to sports programming they feed to their cable systems terrestrially, rather than by satellite.  The FCC has held that new denials of such service are unfair if they have the purpose or effect of significantly hindering us from providing programming to consumers.  However, we cannot be sure that we can prevail in a complaint related to such programming and gain access to it.  Our continuing failure to access such programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.

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

Net Neutrality.  During 2010, the FCC imposed rules of nondiscrimination and transparency upon wireline broadband providers.  While this decision provides certain protection from discrimination by wireline broadband providers against our distribution of video content via the Internet, it may still permit wireline broadband providers to provide certain services over their wireline broadband network that are not subject to these requirements.  Although the FCC imposed similar transparency requirements on wireless broadband providers, which includes 2 GHz licenses, it declined to impose a nondiscrimination rule.  Instead, wireless broadband Internet providers are prohibited from blocking websites and applications that compete with voice and video telephony services.  The FCC’s net neutrality rules have been challenged in Federal court and could be curtailed or overturned if those challenges are successful.  It is uncertain how these requirements, even if they are affirmed by the Federal court of appeals, may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these rules on our ability to distribute our video content via the Internet.

Comcast-NBCUniversal Transaction.  Comcast and General Electric have joined their programming properties, including NBC, Bravo and many others, in a venture, NBCUniversal, controlled by Comcast, which was approved by the FCC and the Department of Justice in January 2011.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s recent order on network neutrality (even if that order is vacated by judicial or legislative action) and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  If Comcast does not license its affiliated content to us on fair and nondiscriminatory terms and conditions, we can seek binding arbitration and continue to carry such content while the arbitration is pending.  However, it is uncertain how these conditions may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.

FCC Regulation of our Wireless Spectrum Licenses

2 GHz Spectrum.  On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, we and Sprint entered into the Sprint Settlement Agreement pursuant to which all issues then being disputed relating to the DBSD Transaction and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, we made a net payment of approximately $114 million to Sprint.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements but did not initially act on our request for waiver of the various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making (“NPRM”) proposing the elimination of the integrated service, spare satellite and various technical requirements attached to the 2 GHz licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our 2 GHz authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which will become effective on March 7, 2013, modifying our 2 GHz licenses to add terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum for terrestrial services.  These limitations could, among other things, impact the finalization of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “2 GHz Interim Build-out Requirement”).  By March 2020, we must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “2 GHz Final Build-out Requirement”).  If we fail to meet the 2 GHz Interim Build-out Requirement, the 2 GHz Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If we fail to meet the 2 GHz Final Build-out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement will terminate.  In addition, the FCC is currently considering rules for a spectrum band that is adjacent to our 2 GHz licenses, known as the “H Block.”  If the FCC adopts rules for the H block that do not adequately protect our 2 GHz licenses, there could be a material adverse effect on our ability to commercialize the 2 GHz licenses.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, we will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit our available options, including our ability to partner with others.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum licenses or that we will be able to profitably deploy the assets represented by these spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

700 MHz Spectrum.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009.  These licenses mandate certain interim and final build-out requirements.  By June 2013, we must provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-out Requirement”).  By the end of our license term (June 2019), we must provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-out Requirement”).  We have recently notified the FCC of our plans to commence signal coverage in select cities within certain of these areas, but we have not yet developed plans for providing signal coverage and offering service in all of these areas.  If we fail to meet the 700 MHz Interim Build-out Requirement, the term of our licenses will be reduced, from June 2019 to June 2017, and we could face possible fines and the reduction of license area(s).  If we fail to meet the 700 MHz Final Build-out Requirement, our authorization for each license area in which we fail to meet the requirement will terminate.  To commercialize these licenses and satisfy the associated FCC build-out requirements, we will be required to make significant additional investments or partner with others.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.

MVDDS.  In 2010, we purchased all of South.com L.L.C., which is an entity that holds MVDDS licenses in 37 markets in the United States.  In October 2012, we agreed to purchase additional MVDDS licenses in 45 markets from an affiliate of Cablevision Systems Corporation (“Cablevision”).  We have agreed to lease four of these licenses to a wholly-owned subsidiary of Cablevision.  We now have MVDDS licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we are required to meet certain FCC build-out requirements related to our MVDDS licenses.  In addition, we are subject to certain FCC service rules applicable to these licenses.  Part or all of our MVDDS licenses may be terminated if these FCC build-out requirements are not satisfied.

The International Telecommunication Union

Our satellite services also must conform to the International Telecommunication Union (“ITU”) service plans for Region 2 (which includes the United States).  If any of our operations are not consistent with this plan, the ITU will only provide authorization on a non-interference basis pending successful modification of the plan or the agreement of all affected administrations to the non-conforming operations.  Certain of our satellites are not presently entitled to any interference protection from other satellites that are in conformance with the plan.  Accordingly, unless and until the ITU modifies its service plans to include the technical parameters of our non-conforming operations, our non-conforming satellites, along with those of other non-conforming satellite operators, must not cause harmful electrical interference with other assignments that are in conformance with the ITU service plans.

Registration in the UN Registry of Space Objects

The United States and other jurisdictions in which we license satellites are parties to the UN Convention on the Registration of Objects Launched into Outer Space.  The UN Convention requires a satellite’s launching state to register the satellite as a space object.  The act of registration carries liability for the registering country in the event that the satellite causes third party damage.  Administrations may place certain requirements on satellite licensees in order to procure the necessary launch or operational authorizations that accompany registration of the satellite.  In some jurisdictions, these authorizations are separate and distinct, with unique requirements, from the authorization to use a set of frequencies to provide satellite services.  There is no guarantee that we will be able to procure such authorizations even if we already possess a frequency authorization.

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

PATENTS AND OTHER INTELLECTUAL PROPERTY

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services that we offer or that we may offer in the future.  In general, if a court determines that one or more of our products or services infringe intellectual property rights held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property rights at a material cost, or to redesign those products or services in such a way as to avoid infringing any patent claims.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property rights at any price, which could adversely affect our competitive position.

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

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations.  These include laws regulating air emissions, water discharge and waste management.  We attempt to maintain compliance with all such requirements.  We do not expect capital or other expenditures for environmental compliance to be material in 2013 or 2014.  Environmental requirements are complex, change frequently and have become more stringent over time.  Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

For segment reporting data and principal geographic area data for 2012, 2011 and 2010, see Note 17 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

EMPLOYEES

We had approximately 35,000 employees at December 31, 2012, of which approximately 26,500 employees are located in the United States.  We generally consider relations with our employees to be good.  Approximately 60 employees in three of our field offices have voted to have a union represent them in contract negotiations.  While we are not currently a party to any collective bargaining agreements, we are currently negotiating collective bargaining agreements at these offices.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act and accordingly file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC.  The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Please call the SEC at (800) SEC-0330 for further information on the operation of the Public Reference Room.  As an electronic filer, our public filings are also maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that website is http://www.sec.gov.

WEBSITE ACCESS

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act also may be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.  The address of that website is http://www.dish.com.

We have adopted a written code of ethics that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder.  Our code of ethics is available on our corporate website at http://www.dish.com.  In the event that we make changes in, or provide waivers of, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our website.

EXECUTIVE OFFICERS OF THE REGISTRANT

(furnished in accordance with Item 401 (b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with DISH Network of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position

Charles W. Ergen	59	Chairman
Joseph P. Clayton	63	President and Chief Executive Officer and Director
W. Erik Carlson	43	Executive Vice President, DNS and Service Operations
Thomas A. Cullen	53	Executive Vice President, Corporate Development
James DeFranco	59	Executive Vice President and Director
R. Stanton Dodge	45	Executive Vice President, General Counsel and Secretary
Bernard L. Han	48	Executive Vice President and Chief Operating Officer
Michael Kelly	51	President, Blockbuster L.L.C.
Roger J. Lynch	50	Executive Vice President, Advanced Technologies
Robert E. Olson	53	Executive Vice President and Chief Financial Officer

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

Joseph P. Clayton.  Mr. Clayton has served as our President and Chief Executive Officer and has been a member of our Board of Directors since June 2011.  Mr. Clayton served as Chairman of Sirius Satellite Radio Inc. (Sirius) from November 2004 through July 2008 and served as Chief Executive Officer of Sirius from November 2001 through November 2004.  Prior to joining Sirius, Mr. Clayton served as President of Global Crossing North America, as President and Chief Executive Officer of Frontier Corporation and as Executive Vice President, Marketing and Sales - Americas and Asia, of Thomson S.A.  Mr. Clayton previously served on the Board of Directors of Transcend Services, Inc. from 2001 until April 2012 and on the Board of Directors of EchoStar from October 2008 until June 2011.

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

Roger J. Lynch.  Mr. Lynch has served as our Executive Vice President, Advanced Technologies since November 2009.  Mr. Lynch also serves as EchoStar’s Executive Vice President, Advanced Technologies.  In addition, in July 2012, Mr. Lynch was named Chief Executive Officer of DISH Digital Holding L.L.C., an entity which is owned two-thirds by us and one-third by EchoStar (“DISH Digital”).  Prior to joining DISH Network, Mr. Lynch served as Chairman and CEO of Video Networks International, Ltd., an internet protocol television (“IPTV”) technology company in the United Kingdom from 2002 until 2009.

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

Competition and Economic Risks Affecting our Business

We face intense and increasing competition from satellite television providers, cable companies and telecommunications companies, especially as the pay-TV industry has matured, which may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

Our business is primarily focused on providing pay-TV services and we have traditionally competed against satellite television providers and cable companies, some of whom have greater financial, marketing and other resources than we do.  Many of these competitors offer video services bundled with broadband, telephony services, HD offerings, interactive services and video on demand services that consumers may find attractive.  Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater financial leverage and increase the availability of offerings from providers capable of bundling television, broadband and telephone services in competition with our services.  We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we may be required to increase retention spending.

Competition has intensified in recent years as the pay-TV industry has matured and the growth of fiber-based pay-TV services offered by telecommunications companies such as Verizon and AT&T continues.  These fiber-based pay-TV services have significantly greater capacity, enabling the telecommunications companies to offer substantial HD programming content as well as bundled services.  This increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.  Further, as a result of this increased competitive environment and the maturation of the pay-TV industry, future growth opportunities of our core pay-TV business may be limited and our margins may be reduced, which could have a material adverse affect on our business, results of operations, financial condition and cash flow.

Competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

Our business is primarily focused on pay-TV services, and we face competition from providers of digital media, including companies that offer online services distributing movies, television shows and other video programming.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services.  For example, online platforms that provide for the distribution and viewing of video programming compete with our pay-TV services.  These online platforms may cause our subscribers to disconnect our services.  In addition, even if our subscribers do not disconnect our services, they may purchase a certain portion of the services that they would have historically purchased from us through these online platforms, such as pay per view movies, resulting in less revenue to us.  Some of these companies have greater financial, marketing and other resources than we do.  In particular, programming offered over the Internet has become more prevalent as the speed and quality of broadband and wireless networks have improved.  In addition, consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  These technological advancements and changes in consumer behavior with regard to the means by which they obtain video content could reduce our gross new subscriber activations and could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.

Sustained economic weakness, including continued high unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

A substantial majority of our revenue comes from residential customers whose spending patterns may be affected by sustained economic weakness and uncertainty.  Economic weakness and uncertainty persisted during 2012.  Our ability to grow or maintain our business may be adversely affected by sustained economic weakness and uncertainty, including the effect of wavering consumer confidence, continued high unemployment and other factors that may adversely affect the pay-TV industry.  In particular, economic weakness and uncertainty could result in the following:

•                  Fewer gross new subscriber activations and increased subscriber churn.  We could face fewer gross new subscriber activations and increased subscriber churn due to, among other things:  (i) the sustained weak housing market in the United States combined with lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of retailers, who generate a significant portion of our new subscribers, because many of them are small businesses that are more susceptible to the negative effects of economic weakness.  In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to sustained economic weakness, including, among others, our pay-in-advance subscribers.

•                  Lower pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”).  Our Pay-TV ARPU could be negatively impacted by aggressive introductory offers by our competitors and the growth of video content being delivered via the Internet.  Furthermore, due to lower levels of disposable income, our customers may downgrade to lower cost programming packages, elect not to purchase premium services or pay per view movies or may disconnect our services and choose to replace them with less expensive alternatives such as video content delivered via the Internet, including, among others, video on demand.

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

The cost of programming represents the largest percentage of our overall costs.  Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers.  Unlike our larger cable and satellite competitors, we have not made significant investments in programming providers.  For example, Comcast and General Electric have joined their programming properties, including NBC, Bravo and many others that are available in the majority of our programming packages, in a venture, NBCUniversal, controlled by Comcast.  This transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to their programming networks on nondiscriminatory and fair terms, or at all.  The transaction was approved by the FCC and the Department of Justice in January 2011.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s recent order on network neutrality, even if that order is vacated by judicial or legislative action, and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  If Comcast does not license its affiliated content to us on fair and nondiscriminatory terms and conditions, we can seek binding arbitration and continue to carry such content while the arbitration is pending.  However, it is uncertain how these conditions may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.

We face increasing competition from other distributors of unique programming services such as foreign language and sports programming that may limit our ability to maintain subscribers that desire these unique programming services.

We face increasing competition from other distributors of unique programming services such as foreign language and sports programming, including programming distributed over the Internet.  There can be no assurance that we will maintain subscribers that desire these unique programming services.  For example, the increasing availability of foreign language programming from our competitors, which in certain cases has resulted from our inability to renew programming agreements on an exclusive basis or at all, could contribute to an increase in our subscriber churn.  Our agreements with distributors of foreign language programming have varying expiration dates, and some agreements are on a month-to-month basis.  There can be no assurance that we will be able to grow or maintain subscribers that desire these unique programming services such as foreign language and sports programming.

Operational and Service Delivery Risks Affecting our Business

If we do not continue improving our operational performance and customer satisfaction, our gross new subscriber activations may decrease and our subscriber churn may increase.

If we are unable to continue improving our operational performance and customer satisfaction, we may experience a decrease in gross new subscriber activations and an increase in subscriber churn, which could have a material adverse effect on our business, financial condition and results of operations.  To improve our operational performance, we continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce subscriber churn, increase productivity, and allow us to scale better over the long run.  We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance.  In the meantime, we may continue to incur higher costs to improve our operational performance.  While we believe that these costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.  If we are unable to improve our operational performance, our future gross new subscriber activations and existing subscriber churn may be negatively impacted, which could in turn adversely affect our revenue growth and results of operations.

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

We depend on third parties to provide us with programming services.  Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal, expiration and/or termination provisions.  We may not be able to renew these agreements on favorable terms or at all, and these agreements may be terminated prior to expiration of their original term.  Certain programmers have, in the past, temporarily limited our access to their programming.  For example, during 2012, our gross new subscriber activations and subscriber churn were negatively impacted as a result of multiple programming interruptions and threatened programming interruptions related to contract disputes with several content providers.  We typically have a few programming contracts with major content providers up for renewal each year and if we are unable to renew any of these agreements or the other parties terminate the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In addition, loss of access to programming, particularly programming provided by major content providers and/or programming popular with our subscribers, could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations and subscriber churn rate.

Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act.  If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals.  While we have been able to reach retransmission consent agreements with most of these local network stations, there remain stations with which we have not been able to reach an agreement.  We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.  During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime™ and AutoHop™ features of the Hopper set-top box breach their retransmission consent agreements.  In the event a court ultimately determines that we breached the terms of these retransmission consent agreements, we may be subject, among other things, to substantial damages and we may lose access to programming or may not be able to renew certain of our retransmission consent agreements and other programming agreements on favorable terms or at all.  Even if we ultimately prevail in these actions, there can be no assurance that we will be able to renew our retransmission consent agreements or enter into new agreements with these broadcast networks.  In such event, there can be no assurance that we will be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations.  These requirements may place constraints on available capacity on our satellites for other programming.  Furthermore, the rates we are charged for retransmitting local channels have been increasing substantially.  We may be unable to pass these increased programming costs on to our customers, which could have a material adverse effect on our financial condition and results of operations.

We may be required to make substantial additional investments to maintain competitive programming offerings.

We believe that the availability and extent of HD programming and other value-added services such as access to video via smartphones and tablets continues to be a significant factor in consumers’ choice among pay-TV providers.  Other pay-TV providers may have more successfully marketed and promoted their HD programming packages and value-added services and may also be better equipped and have greater resources to increase their HD offerings and value-added services to respond to increasing consumer demand.  In addition, even though it remains a small portion of the market, consumer demand for 3D televisions and programming, as well as higher resolution programming, will likely increase in the future.  We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver enhanced programming, and other value-added services there can be no assurance that we will be able to compete effectively with offerings from other pay-TV providers.

Any failure or inadequacy of our information technology infrastructure could harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) are important to the operation of our current business, which would suffer in the event of system failures.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.  For example, during 2011, we implemented new interactive voice response and in-home appointment scheduling systems.  We also implemented a new billing system as well as new sales and customer care systems in the first quarter 2012.  We are relying on third parties for developing key components of these systems and ongoing service after their implementation.  Third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control.  Interruption and/or failure of any of these new systems could disrupt our operations and damage our reputation thus adversely impacting our ability to provide our services, retain our current subscribers and attract new subscribers.

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

We currently depend on EchoStar and its subsidiaries, to design, develop and manufacture all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

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

•                  proper identification of customer need and customer acceptance of products and services;

•                  the development of, approval of and compliance with industry standards;

•                  the significant amount of resources we must devote to the development of new technologies; and

•                  the ability to differentiate our products and services and compete with other companies in the same markets.

If our products and services, including without limitation, our Hopper set-top box, are not competitive or do not work properly, our business could suffer and our financial performance could be negatively impacted.  If the quality of our products and services do not meet our customers’ expectations or our products are found to be defective, then our sales and revenues, and ultimately our reputation, could be negatively impacted.

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

New technologies could also create new competitors for us.  For instance, we face increasing consumer demand for the delivery of digital video services via the Internet, including providing what we refer to as “DISH Anywhere.”

We expect to continue to face increased threats from companies who use the Internet to deliver digital video services as the speed and quality of broadband and wireless networks continues to improve.

Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees.  We rely on EchoStar to design, develop and manufacture set-top boxes with advanced features and functionality and solutions for providing digital video services via the Internet.  If EchoStar is unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected.  In addition, delays in the delivery of components or other unforeseen problems associated with our technology may occur that could materially and adversely affect our ability to generate revenue, offer new products and services and remain competitive.

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

EchoStar relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes that we provide to subscribers in order to deliver our digital television services. Our ability to meet customer demand depends, in part, on EchoStar’s ability to obtain timely and adequate delivery of quality materials, parts and components from suppliers. In the event of an interruption of supply or a significant price increase from these suppliers, EchoStar may not be able to diversify sources of supply in a timely manner, which could have a negative impact on our business. Further, due to increased demand for products, many electronic manufacturers are experiencing shortages for certain components.  EchoStar has experienced in the past and may continue to experience shortages driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of our suppliers that negatively impact our operations.  Any such delays or constraints could have a material adverse affect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations.

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

Most of our retailers are not exclusive to us and some of our retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors.  Furthermore, most of these retailers are significantly smaller than we are and may be more susceptible to sustained economic weaknesses that make it more difficult for them to operate profitably.  Because our retailers receive most of their incentive value at activation and not over an extended period of time, our interests may not always be aligned with our retailers.  It may be difficult to better align our interests with our resellers’ because of their capital and liquidity constraints.  Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

We have limited owned and leased satellite capacity and failures or reduced capacity could adversely affect our business.

Operation of our programming service requires that we have adequate satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

Our ability to earn revenue depends on the usefulness of our satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.  Generally, the minimum design life of each of our satellites ranges from 12 to 15 years.  We can provide no assurance, however, as to the actual useful lives of the satellites.  Our operating results could be adversely affected if the useful life of any of our satellites were significantly shorter than the minimum design life.

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

Construction and launch risks.  A key component of our business strategy is our ability to expand our offering of new programming and services.  To accomplish this goal, we need to construct and launch satellites.  Satellite construction and launch is subject to significant risks, including construction and launch delays, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the recent past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Significant construction or launch delays could materially and adversely affect our ability to generate revenues.  If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could impact our ability to fund future satellite procurement and launch opportunities.

•                  In addition, the occurrence of future launch failures for other operators may delay the deployment of our satellites and materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all.  Please see further discussion under the caption “We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if one of our satellites fails” below.

Operational risks.  Satellites are subject to significant operational risks while in orbit.  These risks include malfunctions, commonly referred to as anomalies that have occurred in our satellites and the satellites of other operators as a result of various factors, such as satellite manufacturers’ errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space.

Although we work closely with the satellite manufacturers to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in the satellites, we may experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components.

Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our pay-TV services.  In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly.  Anomalies may also reduce the expected useful life of a satellite, thereby reducing the channels that could be offered using that satellite, or create additional expenses due to the need to provide replacement or back-up satellites.  You should review the disclosures relating to satellite anomalies set forth under Note 8 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Environmental risks.  Meteoroid events pose a potential threat to all in-orbit satellites.  The probability that meteoroids will damage those satellites increases significantly when the Earth passes through the particulate stream left behind by comets.  Occasionally, increased solar activity also poses a potential threat to all in-orbit satellites.

Some decommissioned satellites are in uncontrolled orbits that pass through the geostationary belt at various points, and present hazards to operational satellites, including our satellites.  We may be required to perform maneuvers to avoid collisions and these maneuvers may prove unsuccessful or could reduce the useful life of the satellite through the expenditure of fuel to perform these maneuvers.  The loss, damage or destruction of any of our satellites as a result of an electrostatic storm, collision with space debris, malfunction or other event could have a material adverse effect on our business, financial condition and results of operations.

We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if one of our satellites fails.

Generally, we do not carry launch or in-orbit insurance on the owned satellites we use.  We currently do not carry in-orbit insurance on any of our satellites, other than certain satellites leased from third parties, and generally do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  If one or more of our in-orbit satellites fail, we could be required to record significant impairment charges.

We may have potential conflicts of interest with EchoStar due to our common ownership and management.

Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between EchoStar and us could arise include, but are not limited to, the following:

•                                          Cross officerships, directorships and stock ownership.  We have certain overlap in directors and executive officers with EchoStar, which may lead to conflicting interests.  Our Board of Directors and executive officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and us.  The executive officers and the members of our Board of Directors who overlap with EchoStar have fiduciary duties to EchoStar’s shareholders.  For example, there is the potential for a conflict of interest when we or EchoStar look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, certain of our directors and officers own EchoStar stock and options to purchase EchoStar stock.  Mr. Ergen owns approximately 47.5% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 51.3% of the EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 79.5% of the voting power of EchoStar.  Mr. Ergen’s ownership of EchoStar excludes 6,646,648 shares of its Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 7.6% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 14.3% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 12.9% of EchoStar’s total voting power.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for us and EchoStar.  Furthermore, Charles W. Ergen, our Chairman, and Roger Lynch, Executive Vice President, Advanced Technologies, are employed by both us and EchoStar.  These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.

•                  Intercompany agreements with EchoStar.  We have entered into certain agreements with EchoStar pursuant to which we provide EchoStar with certain management, administrative, accounting, tax, legal and other services, for which EchoStar pays us our cost plus a fixed margin.  In addition, we have entered into a number of intercompany agreements covering matters such as tax sharing and EchoStar’s responsibility for certain liabilities previously undertaken by us for certain of EchoStar’s businesses.  We have also entered into certain commercial agreements with EchoStar pursuant to which EchoStar, among other things, sells set-top boxes and related equipment to us at specified prices.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of us and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and us under the separation and other intercompany agreements we entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us.  In addition, conflicts could arise between us and EchoStar in the interpretation or any extension or renegotiation of these existing agreements.

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

•                  Business opportunities.  We have historically retained, and in the future may acquire, interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar.  We may also compete with EchoStar when we participate in auctions for spectrum or orbital slots for our satellites.  In addition, EchoStar may in the future use its satellites, uplink and transmission assets to compete directly against us in the subscription television business.

We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

Other than certain joint arrangements between DISH Network and EchoStar, we do not have agreements with EchoStar that would prevent either company from competing with the other.

We rely on key personnel and the loss of their services may negatively affect our businesses.

We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman, and certain other executives.  The loss of Mr. Ergen or of certain other key executives could have a material adverse effect on our business, financial condition and results of operations.  Although all of our executives have executed agreements limiting their ability to work for or consult with competitors if they leave us, we do not have employment agreements with any of them.  To the extent our officers are performing services for EchoStar, this may divert their time and attention away from our business and may therefore adversely affect our business.

Acquisition and Capital Structure Risks Affecting our Business

We made a substantial investment to acquire certain 2 GHz wireless spectrum licenses and other assets from DBSD North America and TerreStar.  We will be required to make significant additional investments or partner with others to commercialize these licenses and assets.

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, we and Sprint entered into the Sprint Settlement Agreement pursuant to which all issues then being disputed relating to the DBSD Transaction and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, we made a net payment of approximately $114 million to Sprint.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements but did not initially act on our request for waiver of the various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making (“NPRM”) proposing the elimination of the integrated service, spare satellite and various technical requirements attached to the 2 GHz licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our 2 GHz authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which will become effective on March 7, 2013, modifying our 2 GHz licenses to add terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum for terrestrial services.  These limitations could, among other things, impact the finalization of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “2 GHz Interim Build-out Requirement”).  By March 2020, we must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “2 GHz Final Build-out Requirement”).  If we fail to meet the 2 GHz Interim Build-out Requirement, the 2 GHz Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If we fail to meet the 2 GHz Final Build-out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement will terminate.  In addition, the FCC is currently considering rules for a spectrum band that is adjacent to our 2 GHz licenses, known as the “H Block.”  If the FCC adopts rules for the H block that do not adequately protect our 2 GHz licenses, there could be a material adverse effect on our ability to commercialize the 2 GHz licenses.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, we will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit our available options, including our ability to partner with others.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum licenses or that we will be able to profitably deploy the assets represented by these spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

While the FCC’s recently issued rules applicable to our 2 GHz authorizations no longer require an integrated satellite component, we may use these satellites in our commercialization of wireless spectrum or for other commercial purposes.  In addition, T1, which we acquired through the TerreStar Transaction, is subject to certain Canadian satellite regulations, including, among other things, an integrated satellite component.  We are evaluating our options for these satellites.  Depending on our eventual use of these satellites, we may need to impair them in the future, which could materially and adversely affect our future results of operations.

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

In addition, the fair value of wireless licenses could decline as a result of the FCC’s pursuit of policies, including auctions, designed to increase the number of wireless licenses available in each of our markets.  If the fair value of our 2 GHz licenses were to decline significantly, the value of these licenses could be subject to impairment charges.  We assess potential impairments to our indefinite-lived intangible assets annually or more often if indicators of impairment arise to determine whether there is evidence that indicate an impairment condition may exist.

We made a substantial investment to acquire certain 700 MHz wireless spectrum licenses and will be required to make significant additional investments or partner with others to commercialize these licenses.

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009.  These licenses mandate certain interim and final build-out requirements.  By June 2013, we must provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-out Requirement”).  By the end of our license term (June 2019), we must provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-out Requirement”).  We have recently notified the FCC of our plans to commence signal coverage in select cities within certain of these areas, but we have not yet developed plans for providing signal coverage and offering service in all of these areas.  If we fail to meet the 700 MHz Interim Build-out Requirement, the term of our licenses will be reduced, from June 2019 to June 2017, and we could face possible fines and the reduction of license area(s).  If we fail to meet the 700 MHz Final Build-out Requirement, our authorization for each license area in which we fail to meet the requirement will terminate.  To commercialize these licenses and satisfy the associated FCC build-out requirements, we will be required to make significant additional investments or partner with others.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.

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

In addition, the fair value of wireless licenses could decline as a result of the FCC’s pursuit of policies, including auctions, designed to increase the number of wireless licenses available in each of our markets.  If the fair value of our 700 MHz licenses were to decline significantly, the value of these licenses could be subject to impairment charges.  We assess potential impairments to our indefinite-lived intangible assets annually or more often if indicators of impairment arise to determine whether there is evidence that indicate an impairment condition may exist.

To the extent we commercialize our wireless spectrum licenses, we will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

We will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of our wireless spectrum licenses and our integration efforts including compliance with regulations applicable to these licenses.  Depending upon the nature and scope of such commercialization, build-out and integration efforts, any such investment could vary significantly.  Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit our available options, including our ability to partner with others.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum investments or that we will be able to profitably deploy the assets represented by these spectrum investments, which may affect the carrying value of these assets and our future business, results of operations and financial condition.

To the extent we commercialize our wireless spectrum licenses and enter the wireless services industry, a wireless services business presents certain risks.  Any of the following risks, among others, may have a material adverse effect on our future business, results of operations and financial condition.

•                  The wireless services industry is competitive and maturing.  We have limited experience in the wireless services industry, which is a competitive and maturing industry with incumbent and established competitors such as AT&T, Verizon, T-Mobile and Sprint.  These companies have substantial market share and have more wireless spectrum assets than us.  Some of these companies have greater financial, marketing and other resources than us, and have existing cost and operational advantages that we lack.  Market saturation is expected to continue to cause the wireless services industry’s customer growth rate to moderate in comparison to historical growth rates, leading to increased competition for customers.  As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services.  In addition, the cost of attracting a new customer is generally higher than the cost associated with retention of an existing customer.

•                  Our ability to compete effectively would be dependent on a number of factors.  Our ability to compete effectively would depend on, among other things, our network quality, capacity and coverage; the pricing of our products and services; the quality of customer service; our development of new and enhanced products and services; the reach and quality of our sales and distribution channels; and capital resources.  It would also depend on how successfully we anticipate and respond to various competitive factors affecting the industry, including, among others, new technologies and business models, products and services that may be introduced by competitors, changes in consumer preferences, the demand for services, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by competitors.  It may be difficult for us to differentiate our products and services from other competitors in the industry, which may limit our ability to attract customers.  Our success also may depend on our ability to access and deploy adequate spectrum, deploy new technologies and offer attractive services to customers.  For example, we may not be able to obtain and offer certain technologies or features that are subject to competitor patents or other exclusive arrangements.

•                  We would depend on third parties to provide us with infrastructure and products and services.  We would depend on various key suppliers and vendors to provide us, directly or through other suppliers, with infrastructure, equipment and services, such as switch and network equipment, handsets and other devices and equipment that we would need in order to operate a wireless services business and provide products and services to our customers.  For example, handset and other device suppliers often rely on one vendor for the manufacture and supply of critical components, such as chipsets, used in their devices.  If these suppliers or vendors fail to provide equipment or services on a timely basis or fail to meet performance expectations, we may be unable to provide products and services as and when expected by our customers.  Any difficulties experienced with these suppliers and vendors could result in additional expense and/or delays in introducing our wireless services.  Our efforts would involve significant expense and require strategic management decisions on, and timely implementation of, equipment choices, network deployment and management, and service offerings.  In addition, these suppliers and vendors may also be subject to litigation with respect to technology on which we would depend, including litigation involving claims of patent infringement, which claims have been growing rapidly in the wireless services industry.

•                  Wireless services and our wireless spectrum licenses are subject to government regulation.  Wireless services and our wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities.  These governmental authorities could adopt regulations or take other actions that would adversely affect our business prospects.  The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies.  In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The FCC grants wireless licenses for terms of generally ten years that are subject to renewal or revocation.  There can be no assurances that our wireless spectrum licenses will be renewed.  Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.  For further information related to our licenses and build-out requirements related to our 700 MHz and 2 GHz wireless spectrum licenses, see other Risk Factors above.

Our Blockbuster business faces risks, including, among other things, operational challenges and increasing competition from video rental kiosks and streaming and mail order businesses that may negatively impact the business, financial condition or results of operations of Blockbuster.

On April 26, 2011, we completed the Blockbuster Acquisition.  During 2012, we closed approximately 700 domestic retail stores, leaving us with approximately 800 domestic retail stores as of December 31, 2012.  In January 2013, we announced the closing of approximately 300 additional domestic retail stores.  Blockbuster’s retail store operations involve the management and distribution of product inventories, and we have limited experience in operating retail stores.  Factors that are unique to the Blockbuster business, compared to our existing businesses, include, among other things, maintaining adequate inventory, controlling shrinkage due to theft and loss, managing excess inventory, product fulfillment and operating losses.  If we are unable to successfully address these challenges and risks, our Blockbuster business, financial condition or results of operations will likely suffer.

In addition, our Blockbuster business faces increasing competition from video rental kiosks, streaming and mail order businesses.  These competitive pressures have contributed to weak store-level financial performance at many of our Blockbuster retail stores.

We continue to evaluate the impact of certain factors, including, among other things, competitive pressures, the ability of significantly fewer Blockbuster domestic retail stores to continue to support corporate administrative costs, and other issues impacting the store-level financial performance of our Blockbuster domestic retail stores.  These factors, or other reasons, could lead us to close additional Blockbuster domestic retail stores.  There is no assurance that we will achieve the expected benefits from the Blockbuster Acquisition.

Blockbuster Entertainment Limited and Blockbuster GB Limited, our Blockbuster operating subsidiaries in the United Kingdom (collectively, the “Blockbuster UK Operating Entities”), entered into administration proceedings in the United Kingdom on January 16, 2013 (the “Administration”).  Administrators have been appointed by the English courts to sell or liquidate the assets of the Blockbuster UK Operating Entities for the benefit of their creditors.  Since we no longer exercise control and the administrator now exercises control over all operating decisions for the Blockbuster UK Operating Entities, we will be required to deconsolidate our Blockbuster entities in the United Kingdom (collectively, “Blockbuster UK”) during the first quarter 2013.

As a result of the Administration, we have written down the assets of Blockbuster UK to their estimated net realizable value on our Consolidated Balance Sheets as of December 31, 2012, and we recorded a charge to “Cost of sales - equipment, merchandise, services, rental and other” of $21 million during the year ended December 31, 2012 on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Furthermore, we have intercompany receivables due from Blockbuster UK of approximately $37 million that are eliminated in consolidation on our Consolidated Balance Sheets as of December 31, 2012.  Upon deconsolidation of Blockbuster UK in the first quarter 2013, these intercompany receivables will no longer be eliminated in consolidation.  We currently believe that we will not receive the entire amount for these intercompany receivables in the Administration.  Accordingly, we recorded a $25 million impairment charge related to these intercompany receivables, to adjust this amount to their estimated net realizable value for the year ended December 31, 2012.  This impairment charge was recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and the resulting liability was recorded in “Other accrued expenses” on our Consolidated Balance Sheets as of December 31, 2012.  The $25 million impairment liability will be offset against the intercompany receivables that will be recorded upon deconsolidation in the first quarter 2013.  In total, we recorded charges described above totaling approximately $46 million on a pre-tax basis on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012 related to the Administration.  The proceeds that we actually receive from the Administration and the actual impairment charge may differ from our estimates.

As of December 31, 2012, Blockbuster UK had total assets and liabilities as follows (in thousands):

Cash	$14,072
Trade accounts receivable	1,153
Inventory	34,937
Other current assets	10,243
Restricted cash and marketable securities	484
Property and equipment	186
Trade accounts payable	(13,081)
Intercompany payable	(36,676)
Deferred revenue and other	(1,369)
Other accrued expenses	(9,949)
Total net assets	$—

Upon deconsolidation in the first quarter 2013, the above amounts will be combined into one net asset and the intercompany receivables of $37 million, net of the impairment liability of $25 million described above, will be recorded in “Other noncurrent assets, net” on our Consolidated Balance Sheets as a component of our investment in Blockbuster UK.

For the years ended December 31, 2012 and 2011, Blockbuster UK had $293 million and $242 million of revenue, respectively.  In addition, for the years ended December 31, 2012 and 2011, Blockbuster UK had an operating loss of $31 million and operating income of $16 million, respectively.  Upon deconsolidation in the first quarter 2013, the revenue and expenses related to Blockbuster UK will no longer be recorded in our Consolidated Financial Statements.

We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

Our future success may depend on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities.  To pursue this strategy successfully, we must identify attractive acquisition or investment opportunities and successfully complete transactions, some of which may be large and complex.  We may not be able to identify or complete attractive acquisition or investment opportunities due to, among other things, the intense competition for these transactions.  If we are not able to identify and complete such acquisition or investment opportunities, our future results of operations and financial condition may be adversely affected.

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

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing businesses.  Commitment of this capital may cause us to defer or suspend any share repurchases that we otherwise may have made.  To pursue acquisitions and other strategic transactions, we may need to raise additional capital in the future, which may not be available on acceptable terms or at all.

These transactions pose substantial risks and require the commitment of significant capital both to complete the acquisitions and to operate the acquired businesses following their acquisition.  These acquisitions may result in significant financial losses if the intended objectives of the transactions are not achieved, and we may lose up to the entire value of our investment in these acquisitions and transactions.  Some of the businesses acquired by us have experienced significant operating and financial challenges in their recent history, which in some cases resulted in these businesses commencing bankruptcy proceedings prior to our acquisition.  We may acquire similar businesses in the future.  There is no assurance that we will be able to successfully address the challenges and risks encountered by these businesses following their acquisition.  If we are unable to successfully address these challenges and risks, our business, financial condition or results of operations may likely suffer.

For example, we have recently been engaged in discussions regarding a potential strategic transaction with Clearwire Corporation (“Clearwire”).  On January 8, 2013, Clearwire issued a press release summarizing the proposed transaction at that time.  Later that day, we confirmed that we had formally approached Clearwire with respect to a potential strategic transaction on the terms and conditions generally outlined in Clearwire’s press release.  The terms and conditions for a potential strategic transaction at that time disclosed by Clearwire generally provided for the following, among others: (i) we would acquire approximately 24% of Clearwire’s total spectrum, for approximately $2.2 billion; and (ii) we would make an offer to purchase up to all of Clearwire’s outstanding shares at a price of $3.30 per share in cash. This offer would be subject to certain conditions, including that we acquire no less than 25% of the fully-diluted shares of Clearwire and receive certain governance and minority protection rights. There is no assurance that we will continue discussions with Clearwire or that we will ultimately be able to conclude a transaction with Clearwire upon the terms outlined above or at all.

To the extent that we are able to conclude a transaction with Clearwire, we may be required to commit a significant portion of our cash and marketable securities to fund these arrangements, and these commitments may cause us to defer or curtail investments in our core business, strategic investments, share repurchases or other transactions that we otherwise may have made.  Furthermore, Clearwire has experienced significant operating and financial challenges in its recent history.  Therefore, any investment we may make in Clearwire will be speculative, and we may lose all of the investment.  In addition, we may be required to spend additional capital or raise additional capital to support an investment in Clearwire’s business and to build out a network to utilize the spectrum acquired, which may not be available on acceptable terms or at all. There can be no assurance that we will be able to develop and implement a business model that will realize a return on a possible transaction with Clearwire or that we will be able to profitably deploy the spectrum assets, which may affect the carrying value of these assets and our future financial condition or results of operations.  If we are unable to successfully address these challenges and risks, our business, financial condition or results of operations will likely suffer.

We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our businesses and to finance acquisitions and other strategic transactions.

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

A portion of our investment portfolio is invested in securities that have experienced limited or no liquidity and may not be immediately accessible to support our financing needs, including investments in public companies that are highly speculative and have experienced and continue to experience volatility.

A portion of our investment portfolio is invested in auction rate securities and strategic investments, and as a result, a portion of our portfolio has restricted liquidity.  Liquidity in the markets for these investments has been adversely impacted.  If the credit ratings of these securities deteriorate or the lack of liquidity in the marketplace continues, we may be required to record further impairment charges.  Moreover, the sustained uncertainty of domestic and global financial markets has greatly affected the volatility and value of our marketable investment securities.  In addition, a portion of our investment portfolio includes strategic and financial investments in debt and equity securities of public companies that are highly speculative and have experienced and continue to experience volatility.  Typically, these investments are concentrated in a small number of companies.  The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  The concentration of these investments as a percentage of our overall investment portfolio fluctuates from time to time based on, among other things, the size of our investment portfolio and our ability to liquidate these investments.  In addition, because our portfolio may be concentrated in a limited number of companies, we may experience a significant loss if any of these companies, among other things, defaults on its obligations, performs poorly, does not generate adequate cash flow to fund its operations, is unable to obtain necessary financing on acceptable terms, or at all, or files for bankruptcy, or if the sectors in which these companies operate experience a market downturn.  To the extent we require access to funds, we may need to sell these securities under unfavorable market conditions, record further impairment charges and fall short of our financing needs.

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2012, our total debt, including the debt of our subsidiaries, was $11.888 billion.  Our debt levels could have significant consequences, including:

•                  requiring us to devote a substantial portion of our cash to make interest and principal payments on our debt, thereby reducing the amount of cash available for other purposes.  As a result, we would have limited financial and operating flexibility in responding to changing economic and competitive conditions;

•                  limiting our ability to raise additional debt because it may be more difficult for us to obtain debt financing on attractive terms; and

•                  placing us at a disadvantage compared to our competitors that are less leveraged.

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

Charles W. Ergen, our Chairman, owns approximately 51.0% of our total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 52.1% of our total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 88.0% of the total voting power.  Mr. Ergen’s beneficial ownership of shares of Class A Common Stock excludes 9,886,441 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 2.2% of our total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 4.4% of our total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 3.8% of the total voting power.  Through his voting power, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

Legal and Regulatory Risks Affecting our Business

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

We are subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.  Please see further discussion under “Item 1. Business — Patents and Other Intellectual Property” of this Annual Report on Form 10-K.

We may not be aware of all intellectual property rights that our services or the products used in connection with our services may potentially infringe.  In addition, patent applications in the United States are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first).  Therefore, it is difficult to evaluate the extent to which our services or the products used in connection with our services may infringe claims contained in pending patent applications.  Further, it is often not possible to determine definitively whether a claim of infringement is valid.

Our ability to distribute video content via the Internet involves regulatory risk.

As a result of recent updates to certain of our programming agreements which allow us to, among other things, deliver certain authenticated content via the Internet, we are increasingly distributing video content to our subscribers via the Internet.  The ability to continue this strategy may depend in part on the FCC’s success in implementing rules prohibiting discrimination against our distribution of content over networks owned by broadband and wireless Internet providers.  For more information, see “Item 1.  Business — Government Regulations — FCC Regulations Governing our DBS Operations — Net Neutrality” of this Annual Report on Form 10-K.

Changes in the Cable Act, and/or the FCC’s rules that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at non-discriminatory rates.

We purchase a large percentage of our programming from cable-affiliated programmers.  Pursuant to the Cable Act, cable providers had been prohibited from entering into exclusive contracts with cable-affiliated programmers.  The Cable Act directed that this prohibition expire after a certain period of time unless the FCC determined that the prohibition continued to be necessary.  On October 5, 2012, the FCC allowed this prohibition to expire.  While the FCC has issued a Further Notice of Proposed Rulemaking aimed at serving some of the same objectives as the prohibition, there can be no assurances that such protections will be adopted or be as effective as the prohibition if they are adopted.  In the event this decision is reconsidered by the FCC or reviewed by a court of appeals, we cannot predict the timing or outcome of any subsequent FCC decision.

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

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty Media (“Liberty”).  In July 2012, similar program access conditions that had applied to Time-Warner expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Time-Warner’s programming, or to obtain it on non-discriminatory terms.  In the case of certain types of programming affiliated with Comcast through its venture with General Electric, NBCUniversal, the prohibition on exclusivity will still apply until January 2018.  During that time, we have the right to subject the terms of access to NBCUniversal’s programming to binding arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  There can be no assurance that this procedure will result in favorable terms for us or that the FCC conditions that establish this procedure will be prevented from expiring on their own terms.

In addition, affiliates of certain cable providers have denied us access to sports programming they feed to their cable systems terrestrially, rather than by satellite.  The FCC has held that new denials of such service are unfair if they have the purpose or effect of significantly hindering us from providing programming to consumers.  However, we cannot be sure that we can prevail in a complaint related to such programming and gain access to it.  Our continuing failure to access such programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.

The injunction against our retransmission of distant networks, which is currently waived, may be reinstated.

Pursuant to STELA, we have been able to obtain a waiver of a court injunction that previously prevented us from retransmitting certain distant network signals under a statutory copyright license.  Because of that waiver, we may once again provide distant network signals to eligible subscribers.  To qualify for that waiver, we are required to provide local service in all 210 local markets in the U.S. on an ongoing basis.  This condition poses a significant strain on our capacity.  Moreover, we may lose that waiver if we are found to have failed to provide local service in any of the 210 local markets.  If we lose the waiver, the injunction could be reinstated.  Furthermore, depending on the severity of the failure, we may also be subject to other sanctions, which may include, among other things, damages.  Pursuant to STELA, our compliance with certain conditions of the waiver is subject to continued oversight.

We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

Our operations, particularly our DBS operations and our wireless spectrum licenses, are subject to significant government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the adoption or modification of laws or regulations relating to video programming, satellite services, wireless communications, broadband, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.  If we become subject to new regulations or legislation or new interpretations of existing regulations or legislation that govern Internet network neutrality, for example, we may be required to incur additional expenses or alter our business model.  The manner in which legislation governing Internet network neutrality may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.  You should review the regulatory disclosures under the caption “Item 1.  Business — Government Regulations” of this Annual Report on Form 10-K.

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

To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one, carry-all”).  The FCC adopted digital carriage rules that required DBS providers to phase in carry-one, carry-all obligations with respect to the carriage of full-power broadcasters’ HD signals by February 17, 2013 in markets in which they elect to provide local channels in HD.  We have met this requirement in all applicable markets.  In addition, STELA has imposed accelerated HD carriage requirements for noncommercial educational stations on DBS providers that do not have a certain contractual relationship with a certain number of such stations.  We have entered into such contractual relationships with the requisite number of PBS stations to comply with the requirements.  The carriage of additional HD signals on our pay-TV service could cause us to experience significant capacity constraints and prevent us from carrying additional popular national programs and/or carrying those national programs in HD.

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

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Our evaluation of internal control over financial reporting for 2012 did not include the internal control of DBSD North America and TerreStar, which we acquired on March 9, 2012.  We are currently integrating policies, processes, people, technology and operations for each of the combined companies.  Management will continue to evaluate our internal control over financial reporting as we execute integration activities.  Except as discussed above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.  If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.            UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

The following table sets forth certain information concerning our principal properties related to our business segments.  We currently do not have any material properties related to our wireless segment.

Leased From
	Segment(s) Using			Other
Description/Use/Location	Property	Owned	EchoStar (1)	Third Party
Corporate headquarters, Englewood, Colorado	DISH/Blockbuster		X
Customer call center and general offices, Pine Brook, New Jersey	DISH			X
Customer call center and general offices, Tulsa, Oklahoma	DISH			X
Customer call center, Alvin, Texas	DISH			X
Customer call center, Bluefield, West Virginia	DISH	X
Customer call center, Christiansburg, Virginia	DISH	X
Customer call center, College Point, New York	DISH			X
Customer call center, Harlingen, Texas	DISH	X
Customer call center, Hilliard, Ohio	DISH			X
Customer call center, Littleton, Colorado	DISH		X
Customer call center, Phoenix, Arizona	DISH			X
Customer call center, Thornton, Colorado	DISH	X
Customer call center, warehouse and service center, El Paso, Texas	DISH	X
Service center, Englewood, Colorado	DISH		X
Service center, Spartanburg, South Carolina	DISH			X
Warehouse and distribution center, Denver, Colorado	DISH			X
Warehouse and distribution center, Sacramento, California	DISH	X
Warehouse, Denver, Colorado	DISH	X
Warehouse, distribution and service center, Atlanta, Georgia	DISH			X

(1)         See Note 20 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.

In addition to the principal properties listed above, we operate numerous DISH service centers strategically located in regions throughout the United States.  Furthermore, we own or lease capacity on 15 satellites which are a major component of our DISH pay-TV service.  See further discussion under “Item 1. Business — Satellites” in this Annual Report on Form 10-K.

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBCUniversal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court entered an order granting the defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s order.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the previous June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  On March 30, 2012, the reconstituted panel of the Ninth Circuit again affirmed the District Court’s order.  On April 10, 2012, the plaintiff class again filed a petition for rehearing en banc, which was denied on May 4, 2012.  On August 2, 2012, the plaintiff class filed a petition seeking review by the United States Supreme Court, which was denied on November 5, 2012.  The matter is now concluded.

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  DirecTV was dismissed from the case on January 4, 2012.  On July 12, 2012, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed the operative second amended complaint making the same claim.  On January 24, 2013, Cyberfone Systems, LLC voluntarily dismissed the action against us and the EchoStar entities without prejudice, and the matter is now concluded.

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants.  We have appealed.

ESPN had asserted a counterclaim alleging that we owed approximately $35 million under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted, in part, ESPN’s motion for summary judgment on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  On December 29, 2010, the New York State Supreme Court, Appellate Division, First Department affirmed the partial grant of ESPN’s motion on the counterclaim.  After the partial grant of ESPN’s motion for summary judgment, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreements.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York State Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On October 11, 2012, the New York State Supreme Court awarded ESPN $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim.  As a result, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of December 31, 2012.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime and AutoHop features on our Hopper set-top box.  The PrimeTime Anytime feature allows a user of our Hopper set-top box, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  The AutoHop feature allows a subscriber, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Sling place-shifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge.

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various counterclaims and amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC parties are pending in New York; (2) the copyright and contract claims regarding the CBS parties are pending in New York; (3) the copyright and contract claims regarding the Fox parties are pending in California; and (4) the copyright claims regarding the NBC parties are pending in California, while the contract claims involving the NBC parties are pending in both New York and California.  A venue-related motion is still pending in the NBC action in New York.  The NBC plaintiffs have filed an amended complaint in their California action adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  Additionally, both the ABC and CBS parties have filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of the CBS retransmission consent agreement.

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs have appealed.  On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and we and the ABC plaintiffs have filed briefs related to that motion.

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

Norman IP Holdings, Inc.

On September 15, 2011, Norman IP Holdings, Inc. (“Norman”) filed a patent infringement complaint against Brother International Corporation and Lexmark International Corporation in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “555 patent”) and U.S. Patent No. 5,502,689 (the “689 patent”).  On December 9, 2011, Norman filed a first amended complaint that added Ricoh Americas Corporation and dropped Brother International Corporation as a defendant.  On January 27, 2012, Norman filed a second amended complaint that added us as a defendant, in addition to adding Belkin International, Inc., BMW of North America LLC, Daimler North America Corporation, Mercedes-Benz USA, LLC, D-Link Systems, Inc., Ford Motor Company, Garmin International, Inc., Garmin USA, Inc., General Electric Company, General Motors Company, JVC Americas Corporation, Novatel Wireless, Inc., Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., TomTom, Inc., ViewSonic Corporation, Vizio, Inc., Volkswagen Group of America, Inc., Xerox Corporation, ZTE USA, Inc., and ZTE Solutions, Inc.  On February 8, 2013, Norman filed a third amended complaint that added claims against us alleging infringement of U.S. Patent No. 5,530,597 (the “597 patent”) and that dropped as defendants Ford Motor Company, General Electric Company, JVC Americas Corporation, Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., and TomTom, Inc.

The 555 patent relates to a wireless communications privacy method and system, the 689 patent relates to a clock generator capable of shut-down mode and clock generation method, and the 597 patent relates to an interrupt enable circuit that allows devices to exit processes without using a hardware reset.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The trial date has been set for January 5, 2015.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving EchoStar and us as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which we and EchoStar are sublicensees.  A new trial date has not yet been set.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Pragmatus Telecom, LLC

On December 5, 2012, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware alleging infringement of United States Patent Nos. 6,311,231, 6,668,286, and 7,159,043.  Pragmatus alleges that the click-to-chat and click-to-call customer support features of the DISH web site and call center management systems infringe these patents.  Pragmatus has brought similar complaints against more than 40 other companies, including Comcast, AT&T, Sprint, Frontier Communications, Bright House, UPS, FedEx, GM and Ford.  Pragmatus is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against us in the United States District Court for the Central District of California.  In the Operative Sixth Amended Complaint, filed on or about August 24, 2012, Preservation Technologies also names Netflix, Inc., Facebook, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Disney Online, American Broadcasting Companies, Inc. and Yahoo! Inc. as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services and our Hopper and Joey™ set-top boxes infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Northern District of California.  The suit originally alleged infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.  Only four patents remain in the case against us, of which all are expired and two are subject to granted reexamination proceedings before the U.S. Patent and Trademark Office.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Vigilos, LLC

On February 23, 2011, Vigilos, LLC (“Vigilos”) filed suit against EchoStar, two EchoStar subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., our wholly-owned subsidiary, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, U.S. Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control” and Monsoon Multimedia was dismissed.  Vigilos is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 21, 2012, we and the EchoStar defendants entered into a settlement agreement with Vigilos under which we and the EchoStar defendants made an immaterial payment in exchange for a license to certain patents and patent applications.  The case has been dismissed with prejudice.

Voom HD Holdings

In January 2008, Voom HD Holdings LLC (“Voom”) filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service and seeking over $2.5 billion in damages.

On October 21, 2012, we entered into a confidential settlement agreement and release (the “Voom Settlement Agreement”) with Voom and Cablevision, and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  Pursuant to the terms of the Voom Settlement Agreement, among other things:  (i) the litigation between the parties relating to the Voom programming services was dismissed with prejudice and the parties released each other for all claims against each other related thereto; (ii) we agreed to pay $700 million in cash to Voom; (iii) DISH Media Holdings Corporation, our wholly-owned subsidiary, agreed to enter into an agreement to transfer its ownership interest in Voom to Rainbow Programming Holdings, LLC, an affiliate of Voom; and (iv) an affiliate of Cablevision agreed to enter into an agreement to transfer certain of its wireless multichannel video distribution and data service licenses (the “MVDDS Licenses”) to us.  The transfer of the MVDDS Licenses is subject to FCC and other regulatory approvals.  On October 23, 2012, we paid Voom $700 million.

Separately, we entered into a multi-year affiliation agreement with AMC Network Entertainment LLC, WE: Women’s Entertainment LLC, The Independent Film Channel, The Sundance Channel L.L.C, each of which are subsidiaries of AMC Networks Inc., and Fuse Channel LLC, a subsidiary of The Madison Square Garden Company, for the carriage of AMC, WE, IFC, Sundance Channel and the Fuse channel.

Since the Voom Settlement Agreement and the multi-year affiliation agreement were entered into contemporaneously, we accounted for all components of both agreements at fair value in the context of the Voom Settlement Agreement.  We determined the fair value of the multi-year affiliation agreement and the MVDDS Licenses using a market-based approach and a probability-weighted discounted cash flow analysis, respectively.  Based on market data and similar agreements we have with other content providers, we allocated $54 million of the payments under the multi-year affiliation agreement to the fair value of the Voom Settlement Agreement.  The resulting liability was recorded on our Consolidated Balance Sheets as “Accrued Programming” and will be amortized as contra “Subscriber-related expenses” on a straight-line basis over the term of the agreement.  Evaluating all potential uses for the MVDDS Licenses, we assessed their fair value at $24 million and recorded these on our Consolidated Balance Sheets as “FCC Authorizations”.  The fair value of the Voom Settlement Agreement was assessed at $730 million and is recorded as “Litigation expense” on our Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012.

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

PART II

Item 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information.  Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “DISH.”  The high and low closing sale prices of our Class A common stock during 2012 and 2011 on the Nasdaq Global Select Market (as reported by Nasdaq) are set forth below.

2012	High	Low
First Quarter	$33.03	$27.64
Second Quarter	33.58	26.85
Third Quarter	33.15	26.31
Fourth Quarter	37.68	30.29

2011	High	Low
First Quarter	$24.40	$19.56
Second Quarter	30.67	23.10
Third Quarter	32.01	21.37
Fourth Quarter	29.00	23.27

As of February 12, 2013, there were approximately 10,225 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name.  As of February 12, 2013, 228,548,767 of the 238,435,208 outstanding shares of our Class B common stock were beneficially held by Charles W. Ergen, our Chairman, and the remaining 9,886,441 were held in trusts established by Mr. Ergen for the benefit of his family.  There is currently no trading market for our Class B common stock.

Dividends.  On December 28, 2012, we paid a cash dividend of $1.00 per share, or approximately $453 million, on our outstanding Class A and Class B common stock to stockholders of record at the close of business on December 14, 2012.

On December 1, 2011, we paid a cash dividend of $2.00 per share, or approximately $893 million, on our outstanding Class A and Class B common stock to stockholders of record at the close of business on November 17, 2011.

While we currently do not intend to declare additional dividends on our common stock, we may elect to do so from time to time.  Payment of any future dividends will depend upon our earnings and capital requirements, restrictions in our debt facilities, and other factors the Board of Directors considers appropriate.  We currently intend to retain our earnings, if any, to support future growth and expansion although we may repurchase shares of our common stock from time to time.  See further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans.  See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2012 through December 31, 2012.

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs (1)
	(In thousands, except share data)
October 1, 2012 - October 31, 2012	—	$—	—	$1,000,000
November 1, 2012 - November 30, 2012	—	$—	—	$1,000,000
December 1, 2012 - December 31, 2012	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)          Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock.  On November 2, 2012, our Board of Directors extended this authorization, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2013.  Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data as of and for each of the five years ended December 31, 2012 have been derived from, and are qualified by reference to our Consolidated Financial Statements.  Certain prior year amounts have been reclassified to conform to the current year presentation.  See further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Explanation of Key Metrics and Other Items” in this Annual Report on Form 10-K.  This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2012, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	As of December 31,
Balance Sheet Data	2012	2011	2010	2009	2008
	(In thousands)
Cash, cash equivalents and current marketable investment securities	$7,237,777	$2,040,853	$2,940,377	$2,139,336	$559,132
Total assets	17,379,608	11,470,231	9,632,153	8,295,343	6,460,047
Long-term debt and capital lease obligations (including current portion)	11,888,100	7,493,779	6,514,936	6,496,564	5,007,756
Total stockholders’ equity (deficit)	71,628	(419,003)	(1,133,443)	(2,091,688)	(1,949,106)

	For the Years Ended December 31,
Statements of Operations Data	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Total revenue	$14,266,492	$14,048,393	$12,640,744	$11,664,151	$11,617,187
Total costs and expenses	13,044,657	11,120,439	10,699,916	10,277,221	9,561,007
Operating income (loss)	$1,221,835	$2,927,954	$1,940,828	$1,386,930	$2,056,180

Net income (loss) attributable to DISH Network	$636,687	$1,515,907	$984,729	$635,545	$902,947

Basic net income (loss) per share attributable to DISH Network	$1.41	$3.40	$2.21	$1.42	$2.01
Diluted net income (loss) per share attributable to DISH Network	$1.41	$3.39	$2.20	$1.42	$1.98
Cash dividend per common share	$1.00	$2.00	$—	$2.00	$—

	For the Years Ended December 31,
Other Data (Unaudited except for net cash flows)	2012		2011	2010	2009	2008
Pay-TV subscribers, as of period end (in millions)	14.056		13.967	14.133	14.100	13.678
Pay-TV subscriber additions, gross (in millions)	2.739		2.576	3.052	3.118	2.966
Pay-TV subscriber additions, net (in millions)	0.089		(0.166)	0.033	0.422	(0.102)
Pay-TV average monthly subscriber churn rate	1.57%		1.63%	1.76%	1.64%	1.86%
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$784		$770	NA	NA	NA
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$77.10		$76.45	NA	NA	NA
Average subscriber acquisition cost per subscriber (“SAC”)		*	$771	$776	$697	$720
Average monthly revenue per subscriber (“ARPU”)		*	$76.93	$73.32	$70.04	$69.27
Broadband subscribers, as of period end (in millions)	0.183		0.105	NA	NA	NA
Broadband subscriber additions, gross (in millions)	0.121		0.030	NA	NA	NA
Broadband subscriber additions, net (in millions)	0.078		(0.005)	NA	NA	NA
Net cash flows from (in thousands):
Operating activities	$2,011,875		$2,573,878	$2,139,802	$2,194,543	$2,188,344
Investing activities	$(3,019,214)		$(2,695,328)	$(1,477,521)	$(2,605,556)	$(1,597,471)
Financing activities	$4,002,484		$93,997	$(127,453)	$418,283	$(1,411,841)

* During the fourth quarter 2012, following the launch of the dishNET branded broadband services, we determined SAC and ARPU, which combined pay-TV and certain broadband activity, no longer provided a meaningful comparison between periods; therefore, during the fourth quarter 2012, we began providing Pay-TV SAC and Pay-TV ARPU metrics which we believe provides a more meaningful comparison between periods.  See “Explanation of Key Metrics and Other Items” for further information.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the audited consolidated financial statements and notes to our financial statements included elsewhere in this Annual Report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in this report, including under the caption “Item 1A.  Risk Factors” in this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

Overview

DISH added approximately 89,000 net Pay-TV subscribers during the year ended December 31, 2012, compared to a loss of approximately 166,000 net Pay-TV subscribers during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our average monthly Pay-TV subscriber churn rate and higher gross new Pay-TV subscriber activations due primarily to increased advertising associated with our Hopper set-top box.  During the year ended December 31, 2012, DISH added approximately 2.739 million gross new Pay-TV subscribers compared to approximately 2.576 million gross new Pay-TV subscribers during the same period in 2011, an increase of 6.3%.

Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our average monthly Pay-TV subscriber churn rate for the year ended December 31, 2012 was 1.57% compared to 1.63% for the same period in 2011.  Our Pay-TV subscriber churn rate was positively impacted in part because we did not have a programming package price increase in the first quarter 2012, but did during the same period in 2011.  While Pay-TV subscriber churn improved compared to the same period in 2011, churn continues to be adversely affected by the increased competitive pressures discussed above.  Our Pay-TV subscriber churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, the aggressiveness of competitor subscriber acquisition efforts, and our ability to control piracy and other forms of fraud.

On September 27, 2012, we began marketing our satellite broadband service under the dishNET brand.  This service leverages advanced technology and high-powered satellites launched by Hughes and ViaSat to provide broadband coverage nationwide.  This service primarily targets approximately 15 million rural residents that are underserved, or unserved, by wireline broadband, and provides download speeds of up to 10 Mbps.  We lease the customer premise equipment to subscribers and generally pay Hughes and ViaSat a wholesale rate per subscriber on a monthly basis.  Currently, we generally utilize our existing DISH distribution channels under similar incentive arrangements as our pay-TV business to acquire new broadband subscribers.

In addition to the dishNET branded satellite broadband service, we also offer wireline voice and broadband services under the dishNET brand as a competitive local exchange carrier to consumers living in a 14-state region (Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming).  Our dishNET branded wireline broadband service provides download speeds of up to 20 Mbps.

We primarily bundle our dishNET branded services with our DISH branded pay-TV service, to offer customers a single bill, payment and customer service option, which includes a discount for bundled services.  In addition, we market and sell our dishNET branded services on a stand-alone basis.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

DISH added approximately 78,000 net broadband subscribers during the year ended December 31, 2012 compared to a loss of approximately 5,000 net broadband subscribers during the same period in 2011.  This increase versus the same period in 2011 primarily resulted from higher gross new broadband subscriber activations driven by increased advertising associated with the launch of the dishNET branded broadband services.  During the year ended December 31, 2012, DISH added approximately 121,000 gross new broadband subscribers compared to 30,000 gross new broadband subscribers during the same period in 2011.  A significant percentage of these activations were in the fourth quarter 2012, driven by increased advertising associated with the launch of the dishNET branded broadband services.  During the fourth quarter 2012, we added approximately 57,000 gross new broadband subscribers.  Broadband services revenue was $95 million for the year ended December 31, 2012, 0.7% of our total “Subscriber-related revenue.”

“Net income (loss) attributable to DISH Network” for the year ended December 31, 2012 was $637 million, compared to $1.516 billion for the same period in 2011.  During the year ended December 31, 2012, “Net income (loss) attributable to DISH Network” decreased primarily due to $730 million of litigation expense related to the Voom Settlement Agreement, higher subscriber-related expenses primarily from higher programming costs, increased advertising associated with our Hopper set-top box and the reversal of our accrued expenses related to the TiVo Inc. settlement during 2011.  This decrease was partially offset by the non-cash gain of $99 million related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  See Note 10 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Our ability to compete successfully will depend on, among other things, our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase, especially for local broadcast channels and sports programming.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  In addition, increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Additionally, our gross new Pay-TV subscriber activations and Pay-TV subscriber churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire or if we lose access to programming as a result of disputes with programming suppliers.

As the pay-TV industry has matured, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  Some of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers.  In addition, programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved.  Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.

While economic factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to DISH.  In the past, our Pay-TV subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH.  To combat signal theft and improve the security of our broadcast system, we completed the replacement of our Security Access Devices to re-secure our system during 2009.  We expect that additional future replacements of these devices will be necessary to keep our system secure.  To combat other forms of fraud, we continue to expect that our third party distributors and retailers will adhere to our business rules.

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

We have been deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  Many of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant number of our customers do not have receivers that use 8PSK modulation.  We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK to realize the bandwidth benefits sooner.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar have MPEG-4 technology.  Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our acquisition costs per new subscriber activation.

From time to time, we change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

To maintain and enhance our competitiveness over the long term, we introduced the Hopper set-top box, that allows, among other things, recorded programming to be viewed in HD in multiple rooms.  During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime and AutoHop features of the Hopper set-top box infringe their copyrights.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features.  See Note 16 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further information.  We recently introduced the Hopper set-top box with Sling, which promotes a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as DISH Anywhere™ that utilizes, among other things, online access and Slingbox “placeshifting” technology.  In addition, the Hopper with Sling has several innovative features which allows customers to watch and record television programming through certain tablet computers and combines program-discovery tools, social media engagement and remote-control capabilities through the use of certain tablet computers.  There can be no assurance that these integrated products will positively affect our results of operations or our gross new subscriber activations.

Blockbuster

On April 26, 2011, we completed the Blockbuster Acquisition for a net purchase price of $234 million.  This transaction was accounted for as a business combination and therefore the purchase price was allocated to the assets acquired based on their estimated fair value.  Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, the blockbuster.com website and the BLOCKBUSTER On Demand service.  The Blockbuster Acquisition is intended to complement our core business of delivering high-quality video entertainment to consumers.  We are promoting our new Blockbuster offerings including the Blockbuster@Home™ service which provides movies, games and TV shows through Internet streaming, mail and in-store exchanges and online.  This offering is only available to DISH subscribers.

Blockbuster operations are included in our financial results beginning April 26, 2011.  During the year ended December 31, 2012, Blockbuster operations contributed $1.088 billion in revenue with a $35 million operating loss compared to $975 million in revenue and $1 million in operating loss for the same period in 2011.  The operating loss during the year ended December 31, 2012 was impacted by a charge of $21 million to “Cost of sales - equipment, merchandise, services, rental and other” as a result of the Blockbuster UK Administration, discussed below.  In addition, this operating loss resulted from lower monthly revenue and higher inventory costs per unit relative to the fair value of the inventory costs per unit acquired in the Blockbuster Acquisition, partially offset by the benefit from the sale of inventory from domestic retail stores that were closed primarily during the first half of 2012.  During 2012, we closed approximately 700 domestic retail stores, leaving us with approximately 800

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

domestic retail stores as of December 31, 2012.  In January 2013, we announced the closing of approximately 300 additional domestic retail stores.

We continue to evaluate the impact of certain factors, including, among other things, competitive pressures, the ability of significantly fewer Blockbuster domestic retail stores to continue to support corporate administrative costs, and other issues impacting the store-level financial performance of our Blockbuster domestic retail stores.  These factors, or other reasons, could lead us to close additional Blockbuster domestic retail stores.  In addition, to reduce administrative expenses, we moved the Blockbuster headquarters to Denver during June 2012.

Our Blockbuster UK Operating Entities entered into Administration in the United Kingdom on January 16, 2013.  Administrators have been appointed by the English courts to sell or liquidate the assets of the Blockbuster UK Operating Entities for the benefit of their creditors.  Since we no longer exercise control and the administrator now exercises control over all operating decisions for the Blockbuster UK Operating Entities, we will be required to deconsolidate Blockbuster UK during the first quarter 2013.

As a result of the Administration, we have written down the assets of Blockbuster UK to their estimated net realizable value on our Consolidated Balance Sheets as of December 31, 2012, and we recorded a charge to “Cost of sales - equipment, merchandise, services, rental and other” of $21 million during the year ended December 31, 2012 on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Furthermore, we have intercompany receivables due from Blockbuster UK of approximately $37 million that are eliminated in consolidation on our Consolidated Balance Sheets as of December 31, 2012.  Upon deconsolidation of Blockbuster UK in the first quarter 2013, these intercompany receivables will no longer be eliminated in consolidation.  We currently believe that we will not receive the entire amount for these intercompany receivables in the Administration.  Accordingly, we recorded a $25 million impairment charge related to these intercompany receivables, to adjust this amount to their estimated net realizable value for the year ended December 31, 2012.  This impairment charge was recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and the resulting liability was recorded in “Other accrued expenses” on our Consolidated Balance Sheets as of December 31, 2012.  The $25 million impairment liability will be offset against the intercompany receivables that will be recorded upon deconsolidation in the first quarter 2013.  In total, we recorded charges described above totaling approximately $46 million on a pre-tax basis on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012 related to the Administration.  The proceeds that we actually receive from the Administration and the actual impairment charge may differ from our estimates.

As of December 31, 2012, Blockbuster UK had total assets and liabilities as follows (in thousands):

Cash	$14,072
Trade accounts receivable	1,153
Inventory	34,937
Other current assets	10,243
Restricted cash and marketable securities	484
Property and equipment	186
Trade accounts payable	(13,081)
Intercompany payable	(36,676)
Deferred revenue and other	(1,369)
Other accrued expenses	(9,949)
Total net assets	$—

Upon deconsolidation in the first quarter 2013, the above amounts will be combined into one net asset and the intercompany receivables of $37 million, net of the impairment liability of $25 million described above, will be recorded in “Other noncurrent assets, net” on our Consolidated Balance Sheets as a component of our investment in Blockbuster UK.

For the years ended December 31, 2012 and 2011, Blockbuster UK had $293 million and $242 million of revenue, respectively.  In addition, for the years ended December 31, 2012 and 2011, Blockbuster UK had an operating loss of $31 million and operating income of $16 million, respectively.  Upon deconsolidation in the first quarter 2013,

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

the revenue and expenses related to Blockbuster UK will no longer be recorded in our Consolidated Financial Statements.

Our Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011 include the results of operations for Blockbuster for twelve months and eight months, respectively.  We did not have any Blockbuster activity during 2010 as we acquired Blockbuster on April 26, 2011.  Therefore, our results of operations for the years ended December 31, 2012, 2011 and 2010 are not comparable.

Wireless Spectrum

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain build-out requirements.  On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, we and Sprint entered into the Sprint Settlement Agreement pursuant to which all issues then being disputed relating to the DBSD Transaction and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, we made a net payment of approximately $114 million to Sprint.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.  The financial results of DBSD North America and TerreStar are included in our results beginning March 9, 2012.

We generated $1 million and less than $1 million of revenue for the years ended December 31, 2012 and 2011, respectively from our wireless spectrum segment.  In addition, we incurred a $64 million operating loss and less than $1 million in operating income for the years ended December 31, 2012 and 2011, respectively.  We incur general and administrative expenses associated with certain satellite operations and regulatory compliance matters from our wireless spectrum assets.  We also incur depreciation and amortization expenses associated with certain assets of DBSD North America and TerreStar.  This depreciation and amortization expense is based on our estimate of the fair value of these assets as disclosed in Note 10 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.  As we review our options for the commercialization of this wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and construction of a wireless network.

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

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements but did not initially act on our request for waiver of the various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making (“NPRM”) proposing the elimination of the integrated service, spare satellite and various technical requirements attached to the 2 GHz licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our 2 GHz authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which will become effective on March 7, 2013, modifying our 2 GHz licenses to add terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum for terrestrial services.  These limitations could, among other things, impact the finalization of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “2 GHz Interim Build-out Requirement”).  By March 2020, we must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “2 GHz Final Build-out Requirement”).  If we fail to meet the 2 GHz Interim Build-out Requirement, the 2 GHz Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If we fail to meet the 2 GHz Final Build-out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement will terminate.  In addition, the FCC is currently considering rules for a spectrum band that is adjacent to our 2 GHz licenses, known as the “H Block.”  If the FCC adopts rules for the H block that do not adequately protect our 2 GHz licenses, there could be a material adverse effect on our ability to commercialize the 2 GHz licenses.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, we will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  Additionally, recent consolidation

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

in the wireless telecommunications industry, may, among other things, limit our available options, including our ability to partner with others.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum licenses or that we will be able to profitably deploy the assets represented by these spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009.  These licenses mandate certain interim and final build-out requirements.  By June 2013, we must provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-out Requirement”).  By the end of our license term (June 2019), we must provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-out Requirement”).  We have recently notified the FCC of our plans to commence signal coverage in select cities within certain of these areas, but we have not yet developed plans for providing signal coverage and offering service in all of these areas.  If we fail to meet the 700 MHz Interim Build-out Requirement, the term of our licenses will be reduced, from June 2019 to June 2017, and we could face possible fines and the reduction of license area(s).  If we fail to meet the 700 MHz Final Build-out Requirement, our authorization for each license area in which we fail to meet the requirement will terminate.  To commercialize these licenses and satisfy the associated FCC build-out requirements, we will be required to make significant additional investments or partner with others.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.

We have recently been engaged in discussions regarding a potential strategic transaction with Clearwire.  On January 8, 2013, Clearwire issued a press release summarizing the proposed transaction at that time.  Later that day, we confirmed that we had formally approached Clearwire with respect to a potential strategic transaction on the terms and conditions generally outlined in Clearwire’s press release.  The terms and conditions for a potential strategic transaction at that time disclosed by Clearwire generally provided for the following, among others: (i) we would acquire approximately 24% of Clearwire’s total spectrum, for approximately $2.2 billion; and (ii) we would make an offer to purchase up to all of Clearwire’s outstanding shares at a price of $3.30 per share in cash. This offer would be subject to certain conditions, including that we acquire no less than 25% of the fully-diluted shares of Clearwire and receive certain governance and minority protection rights.  There is no assurance that we will continue discussions with Clearwire or that we will ultimately be able to conclude a transaction with Clearwire upon the terms outlined above or at all.

To the extent that we are able to conclude a transaction with Clearwire, we may be required to commit a significant portion of our cash and marketable securities to fund these arrangements, and these commitments may cause us to defer or curtail investments in our core business, strategic investments, share repurchases or other transactions that we otherwise may have made.  Furthermore, Clearwire has experienced significant operating and financial challenges in its recent history.  Therefore, any investment we may make in Clearwire will be speculative, and we may lose all of the investment.  In addition, we may be required to spend additional capital or raise additional capital to support an investment in Clearwire’s business and to build out a network to utilize the spectrum acquired, which may not be available on acceptable terms or at all.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on a possible transaction with Clearwire or that we will be able to profitably deploy the spectrum assets, which may affect the carrying value of these assets and our future financial condition or results of operations.  If we are unable to successfully address these challenges and risks, our business, financial condition or results of operations will likely suffer.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, HD programming, pay-per-view, Latino and international subscription television services, broadband services, equipment rental fees and other hardware related fees, including fees for DVRs, fees for broadband equipment, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners, advertising services, fees earned from our in-home service operations and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to Pay-TV subscribers.  Effective April 26, 2011, revenue from merchandise sold to customers including movies, video games and other items, and revenue from the rental of movies and video games and the sale of previously rented titles related to our Blockbuster operations are included in this category.

Equipment sales, services and other revenue — EchoStar.  “Equipment sales, services and other revenue — EchoStar” includes revenue related to equipment sales, services, and other agreements with EchoStar.

Subscriber-related expenses.  “Subscriber-related expenses” principally include programming expenses, which represent a substantial majority of these expenses.  “Subscriber-related expenses” also include costs for pay-TV and broadband services incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention, other variable subscriber expenses and monthly wholesale fees paid to broadband providers.  Prior to the fourth quarter 2012, certain costs related to the acquisition of new broadband subscribers were included in this category.  Beginning in the fourth quarter 2012, our “Subscriber-related expenses” exclude these costs related to the acquisition of new broadband subscribers.  During the fourth quarter 2012, expenses related to the acquisition of new broadband subscribers for the period beginning January 1, 2012 through September 30, 2012 that were previously included in “Subscriber-related expenses” were reclassified to “Subscriber acquisition costs.”  These amounts associated with the acquisition of new broadband subscribers for prior years were immaterial.

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

Satellite and transmission expenses — other.  “Satellite and transmission expenses — other” includes executory costs associated with capital leases and costs associated with transponder leases and other related services.  Effective March 9, 2012, expenses related to our wireless spectrum segment are included in this category.

Cost of sales - equipment, merchandise, services, rental and other.  “Cost of sales - equipment, merchandise, services, rental and other” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to Pay-TV subscribers.  Effective April 26, 2011, the cost of movies and video games including rental title purchases or revenue sharing to studios, packaging and online delivery costs and cost of merchandise sold including movies, video games and other items related to our Blockbuster operations are included in this category.  In addition, “Cost of sales - equipment, merchandise, services, rental and other” includes costs related to equipment sales, services, and other agreements with EchoStar.

Subscriber acquisition costs.  In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of our receiver systems to attract new Pay-TV subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of receiver systems to retailers and other third-party distributors of our equipment, the cost of subsidized sales of receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  In addition, beginning in the fourth quarter 2012, our “Subscriber acquisition costs” include the cost of sales, direct sales efforts and costs related to installations associated with our broadband services.  During the fourth quarter 2012, certain expenses related to our broadband services for the period beginning January 1, 2012 through September 30,

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

2012 that were previously included in “Subscriber-related expenses” were reclassified to “Subscriber acquisition costs.”  These amounts associated with our broadband services for 2011 were immaterial.  We exclude the value of equipment capitalized under our lease program for new Pay-TV and broadband subscribers from “Subscriber acquisition costs.”

Pay-TV SAC.  Subscriber acquisition cost measures are commonly used by those evaluating companies in the Pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new Pay-TV subscriber activation,” or Pay-TV SAC, and we believe presentations of Pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our Pay-TV SAC is calculated as “Subscriber acquisition costs,” excluding “Subscriber acquisition costs” associated with our broadband services, plus the value of equipment capitalized under our lease program for new Pay-TV subscribers, divided by gross new Pay-TV subscriber activations.  We include all the costs of acquiring Pay-TV subscribers (e.g., subsidized and capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new Pay-TV subscribers in our calculation, including Pay-TV subscribers added with little or no subscriber acquisition costs.  During the fourth quarter 2012, we have elected to provide Pay-TV SAC rather than SAC, defined below, as we believe Pay-TV SAC provides a more meaningful metric.

SAC.  Historically, we have calculated SAC as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new subscribers, divided by gross new subscriber activations.  This metric included the cost (e.g., subsidized and capitalized equipment) of acquiring Pay-TV subscribers and certain costs of acquiring broadband subscribers.  We also included all new Pay-TV subscribers in our calculation, including Pay-TV subscribers added with little or no subscriber acquisition costs.  During the fourth quarter 2012, we have elected to discontinue providing SAC as we believe Pay-TV SAC, which excludes broadband subscriber acquisition costs, provides a more meaningful metric.

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

“Pay-TV subscribers.”  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our Pay-TV subscriber count.  We also provide pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  Effective during the first quarter 2011, we made two changes to this calculation methodology compared to prior periods.  Beginning February 1, 2011, the retail price of our DISH America programming package was used in the calculation rather than America’s Top 120 programming package, which had been used in prior periods.  We also determined that two of our commercial business lines, which had

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

previously been included in the described calculation, could be more accurately reflected through actual subscriber counts.  The net impact of these two changes was to increase our subscriber count by approximately 6,000 subscribers in the first quarter 2011.  Prior period Pay-TV subscriber counts have not been adjusted for this revised commercial accounts calculation as the impacts were immaterial.

“Broadband subscribers.”  During the fourth quarter 2012, we elected to provide certain broadband subscriber data.  Each broadband customer is counted as one broadband subscriber, regardless of whether they are also a Pay-TV subscriber.  A subscriber of both our pay-TV and broadband services is counted as one Pay-TV subscriber and one broadband subscriber.

Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”).  We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses.  We calculate Pay-TV average monthly revenue per subscriber, or Pay-TV ARPU, by dividing average monthly “Subscriber-related revenue,” excluding revenue from broadband services, for the period by our average number of Pay-TV subscribers for the period.  The average number of Pay-TV subscribers is calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period.  The average number of Pay-TV subscribers for each month is calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two.  During the fourth quarter 2012, we have elected to provide Pay-TV ARPU rather than APRU, defined below, as we believe Pay-TV ARPU provides a more meaningful metric.

Average monthly revenue per subscriber (“ARPU”).  Historically, we have calculated ARPU by dividing average monthly “Subscriber-related revenue” for the period by our average number of Pay-TV subscribers for the period.  The average number of Pay-TV subscribers was calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period.  The average number of Pay-TV subscribers for each month was calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two.  During the fourth quarter 2012, we have elected to discontinue providing ARPU as we believe Pay-TV ARPU, which excludes revenue from broadband services, provides a more meaningful metric.

Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”).  We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses.  We calculate Pay-TV churn rate for any period by dividing the number of Pay-TV subscribers who terminated service during the period by the average number of Pay-TV subscribers for the same period, and further dividing by the number of months in the period.  When calculating Pay-TV subscriber churn, the same methodology for calculating average number of Pay-TV subscribers is used as when calculating Pay-TV ARPU.

Free cash flow.  We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Consolidated Statements of Cash Flows.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$13,085,910	$12,976,009	$109,901	0.8
Equipment and merchandise sales, rental and other revenue	1,162,664	1,035,910	126,754	12.2
Equipment sales, services and other revenue - EchoStar	17,918	36,474	(18,556)	(50.9)
Total revenue	14,266,492	14,048,393	218,099	1.6

Costs and Expenses:
Subscriber-related expenses	7,254,458	6,845,611	408,847	6.0
% of Subscriber-related revenue	55.4%	52.8%
Satellite and transmission expenses - EchoStar	424,543	441,541	(16,998)	(3.8)
% of Subscriber-related revenue	3.2%	3.4%
Satellite and transmission expenses - Other	41,697	39,806	1,891	4.8
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, merchandise, services, rental and other	569,626	448,686	120,940	27.0
Subscriber acquisition costs	1,687,327	1,505,177	182,150	12.1
General and administrative expenses	1,353,500	1,234,494	119,006	9.6
% of Total revenue	9.5%	8.8%
Litigation expense	730,457	(316,949)	1,047,406	*
Depreciation and amortization	983,049	922,073	60,976	6.6
Total costs and expenses	13,044,657	11,120,439	1,924,218	17.3

Operating income (loss)	1,221,835	2,927,954	(1,706,119)	(58.3)

Other Income (Expense):
Interest income	99,522	34,354	65,168	*
Interest expense, net of amounts capitalized	(536,879)	(557,910)	21,031	3.8
Other, net	148,291	6,186	142,105	*
Total other income (expense)	(289,066)	(517,370)	228,304	44.1

Income (loss) before income taxes	932,769	2,410,584	(1,477,815)	(61.3)
Income tax (provision) benefit, net	(307,029)	(895,006)	587,977	65.7
Effective tax rate	32.9%	37.1%
Net income (loss)	625,740	1,515,578	(889,838)	(58.7)
Less: Net income (loss) attributable to noncontrolling interest	(10,947)	(329)	(10,618)	*
Net income (loss) attributable to DISH Network	$636,687	$1,515,907	$(879,220)	(58.0)

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.056	13.967	0.089	0.6
Pay-TV subscriber additions, gross (in millions)	2.739	2.576	0.163	6.3
Pay-TV subscriber additions, net (in millions)	0.089	(0.166)	0.255	*
Pay-TV average monthly subscriber churn rate	1.57%	1.63%	(0.06)%	(3.7)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$784	$770	$14	1.8
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$77.10	$76.45	$0.65	0.9
Broadband subscribers, as of period end (in millions)	0.183	0.105	0.078	74.3
Broadband subscriber additions, gross (in millions)	0.121	0.030	0.091	*
Broadband subscriber additions, net (in millions)	0.078	(0.005)	0.083	*
EBITDA	$2,364,122	$3,856,542	$(1,492,420)	(38.7)

* Percentage is not meaningful.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  DISH added approximately 89,000 net Pay-TV subscribers during the year ended December 31, 2012, compared to a loss of approximately 166,000 net Pay-TV subscribers during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our average monthly Pay-TV subscriber churn rate and higher gross new Pay-TV subscriber activations due primarily to increased advertising associated with our Hopper set-top box.  During the year ended December 31, 2012, DISH added approximately 2.739 million gross new Pay-TV subscribers compared to approximately 2.576 million gross new Pay-TV subscribers during the same period in 2011, an increase of 6.3%.

Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Telecommunications companies have continued to grow their pay-TV customer bases.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our average monthly Pay-TV subscriber churn rate for the year ended December 31, 2012 was 1.57% compared to 1.63% for the same period in 2011.  Our Pay-TV subscriber churn rate was positively impacted in part because we did not have a programming package price increase in the first quarter 2012, but did during the same period in 2011.  While Pay-TV subscriber churn improved compared to the same period in 2011, churn continues to be adversely affected by the increased competitive pressures discussed above.  Our Pay-TV subscriber churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, the aggressiveness of competitor subscriber acquisition efforts, and our ability to control piracy and other forms of fraud.

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third party retailers and installers to provide high-quality service.  Most of these factors have affected both gross new Pay-TV subscriber activations as well as existing Pay-TV churn rate.  Our future gross new Pay-TV subscriber activations and Pay-TV churn rate may be negatively impacted by these factors, which could in turn adversely affect our revenue growth.

Broadband subscribers.  DISH added approximately 78,000 net broadband subscribers during the year ended December 31, 2012, compared to a loss of approximately 5,000 net broadband subscribers during the same period in 2011.  This increase versus the same period in 2011 primarily resulted from higher gross new broadband subscriber activations driven by increased advertising associated with the launch of dishNET branded broadband services.  During the year ended December 31, 2012, DISH added approximately 121,000 gross new broadband subscribers compared to approximately 30,000 gross new broadband subscribers during the same period in 2011.

The pace of net broadband subscriber activations increased in the fourth quarter primarily driven by increased advertising associated with the launch of dishNET branded broadband services.  Of the 2012 net broadband subscriber activations, 34,000 occurred during the nine months ended September 30, 2012 and 44,000 occurred during the three months ended December 31, 2012.  The following table details gross and net broadband subscriber additions by quarter for the year ended December 31, 2012.

	Gross	Net
Broadband Subscribers	Additions	Additions
	(In thousands)
First Quarter, 2012	14	6
Second Quarter, 2012	21	11
Third Quarter, 2012	29	17
Fourth Quarter, 2012	57	44
Total	121	78

Subscriber-related revenue.  “Subscriber-related revenue” totaled $13.086 billion for the year ended December 31, 2012, an increase of $110 million or 0.8% compared to the same period in 2011.  The change in “Subscriber-related revenue” from the previous year was primarily related to the increase in Pay-TV ARPU discussed below.  Included

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

in “Subscriber-related revenue” is $95 million and $81 million of revenue related to our broadband services for the years ended December 31, 2012 and 2011, respectively.

Pay-TV ARPU.  “Pay-TV average monthly revenue per subscriber” was $77.10 during the year ended December 31, 2012 versus $76.45 during the same period in 2011.  The $0.65 or 0.9% increase in Pay-TV ARPU was primarily attributable to higher hardware related revenue.  The following table details Pay-TV ARPU by quarter for the year ended December 31, 2012.

Pay-TV
Pay-TV ARPU	ARPU

First Quarter, 2012	$76.24
Second Quarter, 2012	77.59
Third Quarter, 2012	76.99
Fourth Quarter, 2012	77.59
Year-to-date, 2012	77.10

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” totaled $1.163 billion for the year ended December 31, 2012, an increase of $127 million compared to the same period in 2011.  This increase was primarily driven by a full year of revenue in 2012 compared to approximately eight months in the previous year from the rental of movies and video games, the sale of previously rented titles, and other merchandise sold to customers including movies, video games and other items related to our Blockbuster operations.  Blockbuster operations are included in our financial results beginning April 26, 2011.  This increase was partially offset by a decline in revenue as a result of Blockbuster domestic store closings during 2012 and 2011.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $7.254 billion during the year ended December 31, 2012, an increase of $409 million or 6.0% compared to the same period in 2011.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  During the fourth quarter 2012, $6 million of expenses related to the acquisition of broadband subscribers for the period beginning January 1, 2012 through September 30, 2012 that were previously included in “Subscriber-related expenses” were reclassified to “Subscriber acquisition costs.”  These amounts associated with our broadband services for 2011 were immaterial.  “Subscriber-related expenses” represented 55.4% and 52.8% of “Subscriber-related revenue” during the year ended December 31, 2012 and 2011, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Cost of sales — equipment, merchandise, services, rental and other.  “Cost of sales — equipment, merchandise, services, rental and other” totaled $570 million for the year ended December 31, 2012, an increase of $121 million compared to the same period in 2011.  This increase was primarily driven by a full year of expense in 2012 compared to approximately eight months in the previous year of rental title purchases or revenue sharing to studios, packaging and on-line delivery costs as well as the cost of merchandise sold such as movies, video games and other items related to our Blockbuster operations.  In addition, our “Cost of sales — equipment, merchandise, services, rental and other” was adversely impacted by a charge of $21 million as a result of the Blockbuster UK Administration, and higher inventory costs per unit during the year ended December 31, 2012 compared to the fair value of the inventory costs per unit acquired in the Blockbuster Acquisition which were expensed during the prior period.  See Note 10 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.  These increases were partially offset by a decline in expense as a result of Blockbuster domestic store closings during 2012 and 2011.  Blockbuster operations are included in our financial results beginning April 26, 2011.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.687 billion for the year ended December 31, 2012, an increase of $182 million or 12.1% compared to the same period in 2011.  This increase was primarily attributable to the increase in gross new subscriber activations and SAC described below.  The $1.687 billion of subscriber acquisition costs includes $6 million of expenses related to our broadband services for the period beginning January 1, 2012 through September 30, 2012 that were previously included in “Subscriber-related expenses” and were reclassified to “Subscriber acquisition costs.”  These amounts associated with our broadband services for 2011 were immaterial.

Pay-TV SAC.  Pay-TV SAC was $784 during the year ended December 31, 2012 compared to $770 during the same period in 2011, an increase of $14 or 1.8%.  This increase was primarily attributable to increased advertising associated with our Hopper set-top box.  The following table details Pay-TV SAC by quarter for the year ended December 31, 2012.

Pay-TV
Pay-TV SAC	SAC

First Quarter, 2012	$747
Second Quarter, 2012	800
Third Quarter, 2012	797
Fourth Quarter, 2012	791
Year-to-date, 2012	784

During the years ended December 31, 2012 and 2011, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $506 million and $480 million, respectively.  This increase in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from an increase in gross new Pay-TV subscribers.  Capital expenditures resulting from our equipment lease program for new Pay-TV subscribers were partially mitigated by the redeployment of equipment returned by disconnecting lease program Pay-TV subscribers.

To remain competitive we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the Pay-TV SAC reduction associated with redeployment of that returned lease equipment.

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the years ended December 31, 2012 and 2011, these amounts totaled $140 million and $96 million, respectively.

We have been deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  Many of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant number do not have receivers that use 8PSK modulation.  We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK to realize the bandwidth benefits sooner.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar have MPEG-4 technology.  Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our SAC.

Our “Subscriber acquisition costs” and “Pay-TV SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.  See further discussion under “Other Liquidity Items — Subscriber Acquisition and Retention Costs.”

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

General and administrative expenses.  “General and administrative expenses” totaled $1.354 billion during the year ended December 31, 2012, a $119 million or 9.6% increase compared to the same period in 2011.  This increase was primarily due to increased personnel and infrastructure expenses for DISH Network and the inclusion of twelve months of costs in 2012 for personnel, building and maintenance and other administrative costs associated with our Blockbuster operations compared to eight months during the previous year.  Blockbuster operations are included in our financial results beginning April 26, 2011.

Litigation expense.  “Litigation expense” related to legal settlements, judgments or accruals associated with certain significant litigation totaled $730 million during the year ended December 31, 2012 related to the Voom Settlement Agreement.  During the year ended December 31, 2011, “Litigation expense” totaled a negative $317 million.  During the year ended December 31, 2011, we reversed $341 million related to the April 29, 2011 settlement agreement with TiVo, which was previously recorded as an expense.  See Note 16 and Note 20 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $983 million during the year ended December 31, 2012, a $61 million or 6.6% increase compared to the same period in 2011.  This change in “Depreciation and amortization” expense was primarily due to $68 million of depreciation expense related to the 148 degree orbital location in 2012 and an increase in depreciation expense associated with additional assets which were placed in service to support DISH Network, partially offset by a decrease in depreciation expense on equipment leased to subscribers.  See Note 8 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Interest income.  “Interest income” totaled $100 million during the year ended December 31, 2012, an increase of $65 million compared to the same period in 2011.  This increase principally resulted from higher percentage returns earned on our cash and marketable investment securities and higher average cash and marketable investment securities balances during the year ended December 31, 2012.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $537 million during the year ended December 31, 2012, a decrease of $21 million or 3.8% compared to the same period in 2011.  This change primarily resulted from capitalized interest of $106 million related to our wireless spectrum, partially offset by the net interest expense associated with the issuances and redemption of our senior notes during 2012 and 2011.

Other, net.  “Other, net” income totaled $148 million during the year ended December 31, 2012, an increase of $142 million compared to the same period in 2011.  This change primarily resulted from a $99 million non-cash gain related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction during the first quarter 2012 and an increase in net gains on the sale of marketable investment securities of $96 million, partially offset by an increase in impairment charges of $32 million during 2012.  In addition, this change was impacted by a $25 million impairment charge related to the Blockbuster UK Administration.  See Note 6 and Note 10 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $2.364 billion during the year ended December 31, 2012, a decrease of $1.492 billion or 38.7% compared to the same period in 2011.  EBITDA for year ended December 31, 2012 was unfavorably impacted by $730 million of litigation expense related to the Voom Settlement Agreement and an increase in “Subscriber-related expense.”  EBITDA for the year ended December 31, 2011 was favorably impacted by the reversal of $341 million of “Litigation expense” related to the April 29, 2011 settlement agreement with TiVo, which had been previously recorded as an expense prior to the first quarter 2011.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2012	2011
	(In thousands)
EBITDA	$2,364,122	$3,856,542
Interest expense, net	(437,357)	(523,556)
Income tax (provision) benefit, net	(307,029)	(895,006)
Depreciation and amortization	(983,049)	(922,073)
Net income (loss) attributable to DISH Network	$636,687	$1,515,907

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

Income tax (provision) benefit, net.  Our income tax provision was $307 million during the year ended December 31, 2012, a decrease of $588 million compared to the same period in 2011.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes” and a decrease in our effective tax rate.  Our effective tax rate was positively impacted by the change in our valuation allowances against certain deferred tax assets that are capital in nature.

Net income (loss) attributable to DISH Network.  “Net income (loss) attributable to DISH Network” was $637 million during the year ended December 31, 2012, a decrease of $879 million compared to $1.516 billion for the same period in 2011.  The decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2011	2010	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$12,976,009	$12,543,794	$432,215	3.4
Equipment and merchandise sales, rental and other revenue	1,035,910	59,770	976,140	*
Equipment sales, services and other revenue - EchoStar	36,474	37,180	(706)	(1.9)
Total revenue	14,048,393	12,640,744	1,407,649	11.1

Costs and Expenses:
Subscriber-related expenses	6,845,611	6,676,145	169,466	2.5
% of Subscriber-related revenue	52.8%	53.2%
Satellite and transmission expenses - EchoStar	441,541	418,358	23,183	5.5
% of Subscriber-related revenue	3.4%	3.3%
Satellite and transmission expenses - Other	39,806	40,249	(443)	(1.1)
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, merchandise, services, rental and other	448,686	76,406	372,280	*
Subscriber acquisition costs	1,505,177	1,653,494	(148,317)	(9.0)
General and administrative expenses	1,234,494	625,843	608,651	97.3
% of Total revenue	8.8%	5.0%
Litigation expense	(316,949)	225,456	(542,405)	*
Depreciation and amortization	922,073	983,965	(61,892)	(6.3)
Total costs and expenses	11,120,439	10,699,916	420,523	3.9

Operating income (loss)	2,927,954	1,940,828	987,126	50.9

Other Income (Expense):
Interest income	34,354	25,158	9,196	36.6
Interest expense, net of amounts capitalized	(557,910)	(454,777)	(103,133)	(22.7)
Other, net	6,186	30,996	(24,810)	(80.0)
Total other income (expense)	(517,370)	(398,623)	(118,747)	(29.8)

Income (loss) before income taxes	2,410,584	1,542,205	868,379	56.3
Income tax (provision) benefit, net	(895,006)	(557,473)	(337,533)	(60.5)
Effective tax rate	37.1%	36.1%
Net income (loss)	1,515,578	984,732	530,846	53.9
Less: Net income (loss) attributable to noncontrolling interest	(329)	3	(332)	*
Net income (loss) attributable to DISH Network	$1,515,907	$984,729	$531,178	53.9

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.967	14.133	(0.166)	(1.2)
Pay-TV subscriber additions, gross (in millions)	2.576	3.052	(0.476)	(15.6)
Pay-TV subscriber additions, net (in millions)	(0.166)	0.033	(0.199)	*
Average monthly subscriber churn rate	1.63%	1.76%	(0.13)%	(7.4)
Average subscriber acquisition cost per subscriber (“SAC”)	$771	$776	$(5)	(0.6)
Average monthly revenue per subscriber (“ARPU”)	$76.93	$73.32	$3.61	4.9
EBITDA	$3,856,542	$2,955,786	$900,756	30.5

* Percentage is not meaningful.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  DISH lost approximately 166,000 net Pay-TV subscribers during the year ended December 31, 2011, compared to a gain of approximately 33,000 net new Pay-TV subscribers during the same period in 2010.  The change versus the prior year primarily resulted from a decline in gross new Pay-TV subscriber activations.  During the year ended December 31, 2011, DISH added approximately 2.576 million gross new Pay-TV subscribers compared to approximately 3.052 million gross new Pay-TV subscribers during the same period in 2010, a decrease of 15.6%.

Our gross activations and net Pay-TV subscriber additions were negatively impacted during the year ended December 31, 2011 compared to the same period in 2010 as a result of increased competitive pressures, including aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of programming discounts.  In addition, telecommunications companies continue to grow their respective customer bases.  Our gross activations and net Pay-TV subscriber additions continue to be adversely affected during the year ended December 31, 2011 by sustained economic weakness and uncertainty, including, among other things, the weak housing market in the United States combined with lower discretionary spending.

Our Pay-TV churn rate for the year ended December 31, 2011 was 1.63%, compared to 1.76% for the same period in 2010.  While our Pay-TV churn rate improved compared to the same period in 2010, our Pay-TV churn rate continues to be adversely affected by the increased competitive pressures discussed above.  In general, our Pay-TV churn rate is impacted by the quality of Pay-TV subscribers acquired in past quarters, our ability to provide outstanding customer service, and our ability to control piracy.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of December 31, 2012, our cash, cash equivalents and current marketable investment securities totaled $7.238 billion compared to $2.041 billion as of December 31, 2011, an increase of $5.197 billion.  This increase in cash, cash equivalents and current marketable investment securities was primarily related to cash generated from operations of $2.012 billion, the net proceeds of $4.387 billion related to the issuance of our long-term debt and an increase of $187 million in the value of certain marketable investment securities, partially offset by capital expenditures of $958 million and the $453 million dividend paid in cash on our Class A and Class B common stock.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised mainly of investments in municipalities, which are backed by financial institutions or other highly rated obligors that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.  As of December 31, 2012 and 2011, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $130 million and $161 million, respectively.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following discussion highlights our cash flow activities during the years ended December 31, 2012, 2011 and 2010.

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

During the years ended December 31, 2012, 2011 and 2010, free cash flow was significantly impacted by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities” and “Net cash flows from investing” sections, respectively, of our Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, and other factors.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Free cash flow	$1,054,309	$1,794,973	$923,670
Add back:
Purchases of property and equipment	957,566	778,905	1,216,132
Net cash flows from operating activities	$2,011,875	$2,573,878	$2,139,802

The decrease in free cash flow from 2011 to 2012 of $741 million resulted from a decease in “Net cash flows from operating activities” of $562 million and an increase in “Purchases of property and equipment” of $179 million.  The decrease in “Net cash flows from operating activities” was primarily attributable to a $1.271 billion decrease of net income adjusted to exclude non-cash charges for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments,” and “Deferred tax expense (benefit),” which includes the negative impact of $676 million of payments for the Voom Settlement Agreement.  See Note 16 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.  This decrease was partially offset by a $684 million increase in cash resulting from changes in operating assets and liabilities.  The increase in cash resulting from changes in operating assets and liabilities is principally attributable to the unfavorable impact in 2011 of the settlement of the TiVo litigation and timing differences between book expense and tax payments.   The increase in “Purchases of property and equipment” in 2012 was primarily attributable to an increase in satellite construction and other corporate capital expenditures.

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

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base and to expand our infrastructure.  For the years ended December 31, 2012, 2011 and 2010, we reported net cash flows from operating activities of $2.012 billion, $2.574 billion, and $2.140 billion, respectively.  See discussion of changes in net cash flows from operating activities included in “Free cash flow” above.

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, acquisitions, strategic investments and cash used to grow our subscriber base and expand our infrastructure.  For the years ended December 31, 2012, 2011 and 2010, we reported net cash outflows from investing activities of $3.019 billion, $2.695 billion and $1.478 billion, respectively.  During the years ended December 31, 2012, 2011 and 2010, capital expenditures for new and existing pay-TV customer equipment totaled $703 million, $701 million and $942 million, respectively.  During the year ended December 31, 2012, capital expenditures for new and existing broadband customer equipment totaled $24 million, of which $22 million was for new broadband customer equipment.  During the years ended December 31, 2011 and 2010, capital expenditures for broadband customer equipment were immaterial.

The increase in net cash outflows from investing activities from 2011 to 2012 of $324 million primarily related to net purchases of marketable investment securities of $2.728 billion and capital expenditures of $179 million, partially offset by a decrease in net purchases of strategic investments of $2.637 billion.  The increase in capital expenditures included $37 million for satellites, $26 million associated with our pay-TV and broadband subscriber acquisition and retention lease programs and $116 million of other corporate capital expenditures.  The decrease in net purchases of strategic investments primarily resulted from our 2011 investments in DBSD North America of $1.139 billion and in TerreStar of $1.345 billion.

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

Cash flows from financing activities.  Our financing activities generally include net proceeds related to the issuance of long-term debt, cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations, dividends paid on our Class A and Class B common stock and repurchases of our Class A common stock.  For the years ended December 31, 2012 and 2011, we reported net cash inflows from financing activities of $4.002 billion and $94 million, respectively.  For the year ended December 31, 2010, we reported net cash outflows from financing activities of $127 million.

The net cash inflows in 2012 primarily related to the net proceeds of $4.387 billion related to the issuance of our 5 7/8% Senior Notes due 2022, our 4 5/8% Senior Notes due 2017 and our 5% Senior Notes due 2023, partially offset by the $453 million dividend paid in cash on our Class A and Class B common stock.

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

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Liquidity Items

Subscriber Base

DISH added approximately 89,000 net Pay-TV subscribers during the year ended December 31, 2012, compared to a loss of approximately 166,000 net Pay-TV subscribers during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our average monthly Pay-TV subscriber churn rate and higher gross new Pay-TV subscriber activations due primarily to increased advertising associated with our Hopper set-top box.  See “Results of Operations” above for further discussion.  There are a number of factors that impact our future cash flow compared to the cash flow we generate at any given point in time, including our Pay-TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  As we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.

Satellites

Operation of our pay-TV service requires that we have adequate satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite.  Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and cause us to expend a significant portion of our cash to acquire or lease additional satellite capacity.

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

Stock Repurchases

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our Class A common stock.  On November 2, 2012, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of outstanding shares of our Class A common stock through and including December 31, 2013.  As of December 31, 2012, we may repurchase up to $1.0 billion under this plan.  During the years ended December 31, 2012 and 2011, there were no repurchases of our Class A common stock.  During the year ended December 31, 2010, we repurchased 6.0 million shares of our Class A common stock for $107 million in the aggregate.

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

Covenants and Restrictions Related to our Senior Notes

The indentures related to our outstanding senior notes contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:  (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on DISH DBS’s capital stock or repurchase DISH DBS’s capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets.  Should we fail to comply with these covenants, all or a portion of the debt under the senior notes could become immediately payable.  The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur.  As of the date of filing of this Annual Report on Form 10-K, DISH DBS was in compliance with the covenants.

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

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2012, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Long-term debt obligations	$11,638,955	$508,186	$1,007,851	$758,232	$1,506,742	$906,975	$6,950,969
Capital lease obligations	249,145	29,515	26,672	27,339	30,024	32,958	102,637
Interest expense on long-term debt and capital lease obligations	4,918,951	774,373	732,260	634,705	549,420	493,257	1,734,936
Satellite-related obligations	2,259,436	355,154	321,479	301,109	253,144	242,777	785,773
Operating lease obligations (1)	245,630	85,482	51,499	32,055	22,878	8,541	45,175
Purchase obligations (1)	3,508,013	1,810,364	520,462	436,396	314,589	165,059	261,143
Total	$22,820,130	$3,563,074	$2,660,223	$2,189,836	$2,676,797	$1,849,567	$9,880,633

(1)          Contractual obligations related to Blockbuster UK are not included above.  Our Blockbuster UK Operating Entities entered into Administration in the United Kingdom on January 16, 2013, as discussed in Note 10 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In addition, the table above does not include $347 million of liabilities associated with unrecognized tax benefits which were accrued, as discussed in Note 12 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, and are included on our Consolidated Balance Sheets as of December 31, 2012.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

Other than the “Guarantees” disclosed in Note 16 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, we generally do not engage in off-balance sheet financing activities.

Satellites Under Construction

EchoStar XVIII

On September 7, 2012, we entered into a contract with SS/L for the construction of EchoStar XVIII, a DBS satellite designed with spot beam technology for advanced television services such as HD programming.  This satellite is expected to be launched during 2015.  Future commitments related to this satellite are included in the table above under “Satellite related obligations,” except where noted below.  As of December 31, 2012, we had not procured a launch contract and launch insurance for this satellite; therefore, these costs are not included in our satellite-related obligations in the table above.

Satellite Insurance

We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties.  We generally do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite.

Purchase Obligations

Our 2013 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, satellite and transponder leases, engineering, and for products and services related to the operation of our DISH branded pay-TV service.  Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

lease programs.  The majority of our capital expenditures for 2013 are expected to be driven by the costs associated with subscriber premises equipment, included in our firm purchase obligations, as well as capital expenditures for our satellite-related obligations.  These expenditures are necessary to operate and maintain our pay-TV service.  Consequently, we consider them to be non-discretionary.  The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives, including our plans to expand our national HD offerings and other strategic opportunities that may arise from time to time.  Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time, and could increase materially as a result of increased competition, significant satellite failures, or sustained economic weakness.  These factors could require that we raise additional capital in the future.

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at acceptable terms.  These developments may have a significant effect on our cost of financing and our liquidity position.

Wireless Spectrum

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

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements but did not initially act on our request for waiver of the various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making (“NPRM”) proposing the elimination of the integrated service, spare satellite and various technical requirements attached to the 2 GHz licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our 2 GHz authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which will become effective on March 7, 2013, modifying our 2 GHz licenses to add terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum for terrestrial services.  These limitations could, among other things, impact the finalization of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “2 GHz Interim Build-out Requirement”).  By March 2020, we must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “2 GHz Final Build-out Requirement”).  If we fail to meet the 2 GHz Interim Build-out Requirement, the 2 GHz Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If we fail to meet the 2 GHz Final Build-out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement will terminate.  In addition, the FCC is currently considering rules for a spectrum band that is adjacent to our 2 GHz licenses, known as the “H Block.”  If the FCC adopts rules for the H block that do not adequately protect our 2 GHz licenses, there could be a material adverse effect on our ability to commercialize the 2 GHz licenses.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, we will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

integration efforts, any such investment or partnership could vary significantly.  Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit our available options, including our ability to partner with others.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum licenses or that we will be able to profitably deploy the assets represented by these spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009.  These licenses mandate certain interim and final build-out requirements.  By June 2013, we must provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-out Requirement”).  By the end of our license term (June 2019), we must provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-out Requirement”).  We have recently notified the FCC of our plans to commence signal coverage in select cities within certain of these areas, but we have not yet developed plans for providing signal coverage and offering service in all of these areas.  If we fail to meet the 700 MHz Interim Build-out Requirement, the term of our licenses will be reduced, from June 2019 to June 2017, and we could face possible fines and the reduction of license area(s).  If we fail to meet the 700 MHz Final Build-out Requirement, our authorization for each license area in which we fail to meet the requirement will terminate.  To commercialize these licenses and satisfy the associated FCC build-out requirements, we will be required to make significant additional investments or partner with others.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.

We have recently been engaged in discussions regarding a potential strategic transaction with Clearwire.  On January 8, 2013, Clearwire issued a press release summarizing the proposed transaction at that time.  Later that day, we confirmed that we had formally approached Clearwire with respect to a potential strategic transaction on the terms and conditions generally outlined in Clearwire’s press release.  The terms and conditions for a potential strategic transaction at that time disclosed by Clearwire generally provided for the following, among others: (i) we would acquire approximately 24% of Clearwire’s total spectrum, for approximately $2.2 billion; and (ii) we would make an offer to purchase up to all of Clearwire’s outstanding shares at a price of $3.30 per share in cash. This offer would be subject to certain conditions, including that we acquire no less than 25% of the fully-diluted shares of Clearwire and receive certain governance and minority protection rights. There is no assurance that we will continue discussions with Clearwire or that we will ultimately be able to conclude a transaction with Clearwire upon the terms outlined above or at all.

To the extent that we are able to conclude a transaction with Clearwire, we may be required to commit a significant portion of our cash and marketable securities to fund these arrangements, and these commitments may cause us to defer or curtail investments in our core business, strategic investments, share repurchases or other transactions that we otherwise may have made.  Furthermore, Clearwire has experienced significant operating and financial challenges in its recent history.  Therefore, any investment we may make in Clearwire will be speculative, and we may lose all of the investment.  In addition, we may be required to spend additional capital or raise additional capital to support an investment in Clearwire’s business and to build out a network to utilize the spectrum acquired, which may not be available on acceptable terms or at all.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on a possible transaction with Clearwire or that we will be able to profitably deploy the spectrum assets, which may affect the carrying value of these assets and our future financial condition or results of operations.  If we are unable to successfully address these challenges and risks, our business, financial condition or results of operations will likely suffer.

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

•                  Capitalized satellite receivers.  Since we retain ownership of certain equipment provided pursuant to our subscriber equipment lease programs, we capitalize and depreciate equipment costs that would otherwise be expensed at the time of sale.  Such capitalized costs are depreciated over the estimated useful life of the equipment, which is based on, among other things, management’s judgment of the risk of technological obsolescence.  Because of the inherent difficulty of making this estimate, the estimated useful life of capitalized equipment may change based on, among other things, historical experience and changes in technology as well as our response to competitive conditions.  Changes in estimated useful life may impact “Depreciation and amortization” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  For example, if we had decreased the estimated useful life of our capitalized subscriber equipment by one year, annual 2012 depreciation expense would have increased by approximately $84 million.

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

•                  Fair value of financial instruments.  Fair value estimates of our financial instruments are made at a point in time, based on relevant market data as well as the best information available about the financial instrument.  Sustained economic weakness has resulted in inactive markets for certain of our financial instruments, including our Auction Rate Securities (“ARS”) and other investment securities.  For certain of these instruments, there is no or limited observable market data.  Fair value estimates for financial instruments for which no or limited observable market data is available are based on judgments regarding current economic conditions, liquidity discounts, currency, credit and interest rate risks, loss experience and other factors.  These estimates involve significant uncertainties and judgments and may be a less precise measurement of fair value as compared to financial instruments where observable market data is available.  We make certain assumptions related to expected maturity date, credit and interest rate risk based upon market conditions and prior experience.  As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.  In addition, changes in the underlying assumptions used in the fair value measurement technique, including liquidity risks, and estimate of future cash flows, could significantly affect these fair value estimates, which could have a material adverse impact on our financial position and results of operations.  For example, as of December 31, 2012, we held $106 million of securities that lack observable market quotes, and a 10% decrease in our estimated fair value of these securities would result in a decrease of the reported amount by approximately $11 million.

•                  Valuation of long-lived assets.  We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review.  We evaluate our DBS satellite fleet for recoverability as one asset group.  See Note 2 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.  The carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying value.  In that event, a loss will be recorded in a new line item entitled “Impairments of indefinite-lived and long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying value exceeds the fair value of the long-lived asset or asset group.  Fair value is determined primarily using the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved.  Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced for estimated selling costs.  Among other reasons, changes in estimates of future cash flows could result in a write-down of the asset in a future period.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•                  Valuation of intangible assets with indefinite lives.  We evaluate the carrying value of intangible assets with indefinite lives annually, and also when events and circumstances warrant.  We use estimates of fair value to determine the amount of impairment, if any, of recorded intangible assets with indefinite lives.  Fair value is determined using the estimated future cash flows, discounted at a rate commensurate with the risk involved or the market approach.  While our impairment tests in 2012 indicated the fair value of our intangible assets exceeded their carrying amounts, significant changes in our estimates of future cash flows or market data could result in a write-down of intangible assets with indefinite lives in a future period, which will be recorded in a new line item entitled “Impairments of indefinite-lived and long-lived assets,” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and could be material to our consolidated results of operations and financial position.  Based on the methodology utilized to test for impairment a 10% decrease in the estimated future cash flows or market value of comparable assets and/or, a 10% increase in the discount rate used in estimating the fair value of these assets (while all other assumptions remain unchanged) would not result in these assets being impaired.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2012, our cash, cash equivalents and current marketable investment securities had a fair value of $7.238 billion.  Of that amount, a total of $5.977 billion was invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio, however, we normally hold these investments to maturity.  Based on our December 31, 2012 current non-strategic investment portfolio of $5.977 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2012 of 0.6%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2012 would result in a decrease of approximately $2 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2012, we held strategic and financial debt and equity investments of public companies with a fair value of $1.261 billion.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  In addition, a significant portion of the value of these investments is concentrated in the debt securities of a single issuer.  The fair value of the securities of that single issuer as of December 31, 2012 was $951 million.  These debt securities have a call option, held by the issuer, upon 30 days notice after December 1, 2012.  The call option price is less than the fair market value of these debt securities and, if exercised, proceeds would be less than our recorded fair market value and therefore, reduce our unrealized gains recorded as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” on our Consolidated Balance Sheets.  This potential reduction in our unrealized gain related to the call option on these debt securities would have no impact on our results of operations.  In addition, this single issuer has indicated that it will need substantial additional capital to meet its business and financial obligations beyond the next 12 months.  The fair value of certain of the debt securities in our investment portfolio, including those of that single issuer, can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  — Continued

underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $126 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of December 31, 2012, we had $134 million of restricted cash and marketable investment securities invested in:  (a) cash;  (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our December 31, 2012 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Noncurrent Auction Rate and Other Investment Securities

As of December 31, 2012, we held investments in ARS of $106 million, which are reported at fair value.  Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS investments.  As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature, and therefore interest rate risk associated with these securities is mitigated.  A hypothetical 10% adverse change in the price of these investments would result in a decrease of approximately $11 million in the fair value of these investments.

Long-Term Debt

As of December 31, 2012, we had long-term debt of $11.639 billion, excluding capital lease obligations, on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $12.807 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $290 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt or raise additional debt.  As of December 31, 2012, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $75 million.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.  Our evaluation of internal control over financial reporting for 2012 did not include the internal control of DBSD and TerreStar, which we acquired on March 9, 2012.  Our consolidated financial statements as of and for the year ended December 31, 2012 included $3.386 billion of assets and $1 million of revenue associated with these businesses.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B.            OTHER INFORMATION

None.

PART III

Item 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 20 of this report under the caption “Executive Officers of the Registrant.”

Item 11.              EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders which information is hereby incorporated herein by reference.

Item 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders which information is hereby incorporated herein by reference.

Item 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders which information is hereby incorporated herein by reference.

Item 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders which information is hereby incorporated herein by reference.

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

3.2(a)*	Articles of Incorporation of DISH DBS Corporation (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of DISH DBS Corporation, Registration No. 333-31929).

3.2(b)*	Bylaws of DISH DBS Corporation (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of DISH DBS Corporation, Registration No. 333-31929).

4.1*

Registration Rights Agreement by and between DISH Network Corporation and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of DISH Network Corporation, Registration No. 33-91276).

4.2*

Indenture, relating to the 6 5/8% Senior Notes Due 2014, dated as of October 1, 2004 between DISH DBS Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed October 1, 2004, Commission File No. 0-26176).

4.3*

Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between DISH DBS Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed February 3, 2006, Commission File No. 0-26176).

4.4*

Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between DISH DBS Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed October 18, 2006, Commission File No. 0-26176).

4.5*

Indenture, relating to the 7 3/4% Senior Notes Due 2015, dated as of May 27, 2008 between DISH DBS Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 28, 2008, Commission File No. 0-26176).

4.6*

Indenture, relating to the 7 7/8% Senior Notes Due 2019, dated as of August 17, 2009 between DISH DBS Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 18, 2009, Commission File No. 0-26176).

4.7*

Indenture, relating to the $2.0 billion aggregate principal amount of DISH DBS Corporation 6.75% Senior Notes due 2021 (the “Notes”), dated as of May 5, 2011, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011, Commission File No. 000-26176).

4.8*

Registration Rights Agreement, relating to the Notes, dated as of May 5, 2011, among DISH DBS, the guarantors named on the signature pages thereto and Deutsche Bank Securities Inc. and Jefferies & Company, Inc. (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011, Commission File No. 000-26176).

4.9*

Indenture, relating to the 4 5/8% Senior Notes due 2017, dated as of May 16, 2012 between DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 16, 2012, Commission File No. 0-26176).

4.10*

Indenture, relating to the 5 7/8% Senior Notes due 2022, dated as of May 16, 2012 between DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed May 16, 2012, Commission File No. 0-26176).

4.11*

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

4.12*

Registration Rights Agreement, relating to the 5 7/8% Senior Notes due 2022, dated as of July 26, 2012, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed July 26, 2012, Commission File No. 0-26176).

4.13*

Indenture, relating to the 5% Senior Notes due 2023, dated as of December 27, 2012 between DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed December 27, 2012, Commission File No. 0-26176).

4.14*

Registration Rights Agreement, relating to the 5% Senior Notes due 2023, dated as of December 27, 2012, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed December 27, 2012, Commission File No. 0-26176).

10.1*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.2*

Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2003, Commission File No. 0-26176).****

10.3*

Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176). ****

10.4*

Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176). ****

10.5*

Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ****

10.6*

Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ****

10.7*

Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ****

10.8*

Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ****

10.9*

Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ****

10.10*

Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176). ****

10.11*

Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176). ****

10.12*

Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ****

10.13*

Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ****

10.14*

Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ****

10.15*

Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ****

10.16*

Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ****

10.17*

Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2005, Commission File No. 0-26176).**

10.18*

Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176). ****

10.19*

Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176). ****

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

10.31*

Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Form 10 of EchoStar Corporation filed December 28, 2007, Commission File No. 001-33807).

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

10.36*

Description of the 2008 Long-Term Incentive Plan dated December 22, 2008 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2008, Commission File No. 0-26176). **

10.37*

DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.38*

Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.39*

Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.40*

Amended and Restated DISH Network Corporation 1995 Stock Incentive Plan (incorporated by reference to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.41*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10.42*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10.43*

Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).****

10.44*

Allocation Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).

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

10.47*

EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference from Exhibit 10.36 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10.48*

Assignment of Rights Under Launch Service Contract from EchoStar Corporation to DISH Orbital II L.L.C. (incorporated by reference from Exhibit 10.37 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

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

10.56*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807).****

10.57*

QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10.58*

Receiver Agreement dated January 1, 2012 between Echosphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176).****

10.59*

Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176).****

10.60*

Confidential Settlement Agreement and Release dated as of October 21, 2012 by and between Voom HD Holdings LLC and CSC Holdings, LLC, on the other hand, and DISH Network L.L.C., on the other hand, and for certain limited purposes, DISH Media Holdings Corporation, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2012, Commission File No. 0-26176).****

10.61*

Description of the 2013 Long-Term Incentive Plan dated November 30, 2012 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 6, 2012, Commission File No. 000-26176).**

10.62☐	Amendment to EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. dated December 21, 2012.****

21☐	Subsidiaries of DISH Network Corporation.

23☐	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24☐

Power of Attorney authorizing R. Stanton Dodge as signatory for Charles W. Ergen, James DeFranco, Cantey M. Ergen, Steven R. Goodbarn, Gary S. Howard, David K. Moskowitz, Tom A. Ortolf and Carl E. Vogel.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101***

The following materials from the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2012, filed on February 20, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date:  February 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Clayton	President and Chief Executive Officer	February 20, 2013
Joseph P. Clayton	(Principal Executive Officer)

/s/ Robert E. Olson	Executive Vice President and Chief Financial Officer	February 20, 2013
Robert E. Olson	(Principal Financial and Accounting Officer)

*	Chairman	February 20, 2013
Charles W. Ergen

*	Director	February 20, 2013
James DeFranco

*	Director	February 20, 2013
Cantey M. Ergen

*	Director	February 20, 2013
Steven R. Goodbarn

*	Director	February 20, 2013
Gary S. Howard

*	Director	February 20, 2013
David K. Moskowitz

*	Director	February 20, 2013
Tom A. Ortolf

*	Director	February 20, 2013
Carl E. Vogel

*By:	/s/	R. Stanton Dodge
R. Stanton Dodge
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DISH Network Corporation:

We have audited the accompanying consolidated balance sheets of DISH Network Corporation and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012.  We also have audited DISH Network Corporation’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  DISH Network Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on DISH Network Corporation’s internal control over financial reporting based on our audits.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Continued

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DISH Network Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, DISH Network Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

Management’s evaluation of the effectiveness of DISH Network Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, excluded DBSD and TerreStar, which were acquired in 2012.  Our audit of internal control over financial reporting of DISH Network Corporation and subsidiaries also excluded an evaluation of the internal control over financial reporting of these subsidiaries.  The aggregate amount of total assets and revenues of DBSD and TerreStar included in the consolidated financial statements of DISH Network Corporation and subsidiaries as of and for the year ended December 31, 2012 were $3.386 billion and $1 million, respectively.

/s/ KPMG LLP

Denver, Colorado

February 20, 2013

DISH NETWORK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$3,606,140	$609,108
Marketable investment securities (Note 6)	3,631,637	1,431,745
Trade accounts receivable - other, net of allowance for doubtful accounts of $16,945 and $15,773, respectively	842,905	778,443
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	26,960	16,374
Inventory	623,720	707,151
Deferred tax assets (Note 12)	99,854	73,014
Prepaid income taxes	110,608	—
Other current assets	117,329	131,988
Total current assets	9,059,153	3,747,823

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 6)	134,410	132,435
Property and equipment, net (Note 8)	4,402,360	3,169,891
FCC authorizations	3,296,665	1,391,441
Marketable and other investment securities (Note 6)	119,051	112,132
Investment in DBSD North America (Note 10)	—	1,297,614
TerreStar Transaction (Note 10)	—	1,345,000
Other noncurrent assets, net	367,969	273,895
Total noncurrent assets	8,320,455	7,722,408
Total assets	$17,379,608	$11,470,231

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$298,722	$225,556
Trade accounts payable - EchoStar	281,875	229,852
Deferred revenue and other	857,280	832,390
Accrued programming	1,096,908	1,067,625
Accrued interest	224,383	124,907
Litigation accrual (Note 16)	70,999	65,580
Other accrued expenses	556,599	638,956
Current portion of long-term debt and capital lease obligations (Note 11)	537,701	35,645
Total current liabilities	3,924,467	3,220,511

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion (Note 11)	11,350,399	7,458,134
Deferred tax liabilities (Note 12)	1,662,732	974,414
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	370,382	236,175
Total long-term obligations, net of current portion	13,383,513	8,668,723
Total liabilities	17,307,980	11,889,234

Commitments and Contingencies (Note 16)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 270,613,262 and 264,732,074 shares issued, 214,495,002 and 208,613,814 shares outstanding, respectively	2,706	2,647
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,440,626	2,274,005
Accumulated other comprehensive income (loss)	188,803	82,043
Accumulated earnings (deficit)	(1,028,193)	(1,211,990)
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	36,867	(420,370)
Noncontrolling interest	34,761	1,367
Total stockholders’ equity (deficit)	71,628	(419,003)
Total liabilities and stockholders’ equity (deficit)	$17,379,608	$11,470,231

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
Revenue:
Subscriber-related revenue	$13,085,910	$12,976,009	$12,543,794
Equipment and merchandise sales, rental and other revenue	1,162,664	1,035,910	59,770
Equipment sales, services and other revenue - EchoStar	17,918	36,474	37,180
Total revenue	14,266,492	14,048,393	12,640,744

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	7,254,458	6,845,611	6,676,145
Satellite and transmission expenses:
EchoStar	424,543	441,541	418,358
Other	41,697	39,806	40,249
Cost of sales - equipment, merchandise, services, rental and other	569,626	448,686	76,406
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar	267,133	249,440	175,777
Other subscriber acquisition costs	1,420,194	1,255,737	1,477,717
Total subscriber acquisition costs	1,687,327	1,505,177	1,653,494
General and administrative expenses - EchoStar	69,803	49,485	47,457
General and administrative expenses	1,283,697	1,185,009	578,386
Litigation expense (Note 16)	730,457	(316,949)	225,456
Depreciation and amortization (Note 8)	983,049	922,073	983,965
Total costs and expenses	13,044,657	11,120,439	10,699,916

Operating income (loss)	1,221,835	2,927,954	1,940,828

Other Income (Expense):
Interest income	99,522	34,354	25,158
Interest expense, net of amounts capitalized	(536,879)	(557,910)	(454,777)
Other, net	148,291	6,186	30,996
Total other income (expense)	(289,066)	(517,370)	(398,623)

Income (loss) before income taxes	932,769	2,410,584	1,542,205
Income tax (provision) benefit, net (Note 12)	(307,029)	(895,006)	(557,473)
Net income (loss)	625,740	1,515,578	984,732
Less: Net income (loss) attributable to noncontrolling interest	(10,947)	(329)	3
Net income (loss) attributable to DISH Network	$636,687	$1,515,907	$984,729

Weighted-average common shares outstanding - Class A and B common stock:
Basic	450,264	445,434	445,865
Diluted	452,899	446,865	446,597

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$1.41	$3.40	$2.21
Diluted net income (loss) per share attributable to DISH Network	$1.41	$3.39	$2.20

Comprehensive Income (Loss):
Net income (loss)	$625,740	$1,515,578	$984,732
Other comprehensive income (loss):
Foreign currency translation adjustments	4,106	(9,139)	(13,476)
Unrealized holding gains (losses) on available-for-sale securities	265,785	(13,965)	50,348
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(150,239)	11,790	(3,852)
Deferred income tax (expense) benefit	(12,892)	—	5,067
Total other comprehensive income (loss), net of tax	106,760	(11,314)	38,087
Comprehensive income (loss)	732,500	1,504,264	1,022,819
Less: Comprehensive income (loss) attributable to noncontrolling interest	(10,947)	(329)	3
Comprehensive income (loss) attributable to DISH Network	$743,447	$1,504,593	$1,022,816

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Treasury	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Stock	Interest	Total
Balance, December 31, 2009	$4,973	$2,120,211	$5,614	$(2,760,589)	$(1,462,380)	$483	$(2,091,688)
Investment securities - fair value election (Note 6)	—	—	49,656	(49,656)	—	—	—
Issuance of Class A common stock:
Exercise of stock options	5	4,134	—	—	—	—	4,139
Employee benefits	14	29,113	—	—	—	—	29,127
Employee Stock Purchase Plan	1	2,379	—	—	—	—	2,380
Class A common stock repurchases, at cost	—	—	—	—	(107,079)	—	(107,079)
Non-cash, stock-based compensation	—	15,387	—	—	—	—	15,387
Income tax (expense) benefit related to stock awards and other	—	575	—	—	—	—	575
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	46,496	—	—	—	46,496
Foreign currency translation	—	—	(13,476)	—	—	—	(13,476)
Deferred income tax (expense) benefit attributable to foreign currency translation	—	—	5,067	—	—	—	5,067
Capital transaction with EchoStar in connection with purchases of strategic investments, net of tax of $2,895 (Note 20)	—	—	—	(9,103)	—	—	(9,103)
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	3	3
Net income (loss) attributable to DISH Network	—	—	—	984,729	—	—	984,729
Balance, December 31, 2010	4,993	2,171,799	93,357	(1,834,619)	(1,569,459)	486	(1,133,443)
Issuance of Class A common stock:
Exercise of stock options	24	36,892	—	—	—	—	36,916
Employee benefits	13	24,791	—	—	—	—	24,804
Employee Stock Purchase Plan	1	3,078	—	—	—	—	3,079
Non-cash, stock-based compensation	—	31,511	—	—	—	10	31,521
Income tax (expense) benefit related to stock awards and other	—	5,934	—	—	—	—	5,934
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(2,175)	—	—	—	(2,175)
Foreign currency translation	—	—	(9,139)	—	—	—	(9,139)
Cash dividend on Class A and Class B common stock ($2.00 per share)	—	—	—	(893,278)	—	—	(893,278)
Acquisition of noncontrolling interest in subsidiary	—	—	—	—	—	1,200	1,200
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	(329)	(329)
Net income (loss) attributable to DISH Network	—	—	—	1,515,907	—	—	1,515,907
Balance, December 31, 2011	5,031	2,274,005	82,043	(1,211,990)	(1,569,459)	1,367	(419,003)
Issuance of Class A common stock:
Exercise of stock options	50	91,146	—	—	—	46	91,242
Employee benefits	8	22,272	—	—	—	—	22,280
Employee Stock Purchase Plan	1	3,609	—	—	—	—	3,610
Non-cash, stock-based compensation	—	40,719	—	—	—	251	40,970
Income tax (expense) benefit related to stock awards and other	—	8,875	—	—	—	—	8,875
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	115,546	—	—	—	115,546
Foreign currency translation	—	—	4,106	—	—	—	4,106
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(12,892)	—	—	—	(12,892)
Cash dividend on Class A and Class B common stock ($1.00 per share)	—	—	—	(452,890)	—	—	(452,890)
Disposition of noncontrolling interest in subsidiary	—	—	—	—	—	(668)	(668)
Assets contributed by EchoStar to DISH Digital Holding L.L.C	—	—	—	—	—	44,712	44,712
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	(10,947)	(10,947)
Net income (loss) attributable to DISH Network	—	—	—	636,687	—	—	636,687
Balance, December 31, 2012	$5,090	$2,440,626	$188,803	$(1,028,193)	$(1,569,459)	$34,761	$71,628

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$625,740	$1,515,578	$984,732
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	983,049	922,073	983,965
Realized and unrealized losses (gains) on investments	(172,314)	(8,019)	(33,703)
Non-cash, stock-based compensation	40,970	31,521	15,387
Deferred tax expense (benefit) (Note 12)	350,324	627,927	201,400
Other, net	31,343	16,150	17,721
Change in noncurrent assets	(65,543)	16,976	401
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	33,554	21,604	(124,759)
Changes in current assets and current liabilities:
Trade accounts receivable - other	(66,076)	34,266	(41,652)
Allowance for doubtful accounts	1,172	(17,300)	13,278
Prepaid income taxes	(110,608)	72,638	(37,532)
Trade accounts receivable - EchoStar	(2,242)	(2,109)	24,192
Inventory	124,032	(139,225)	(229,154)
Other current assets	28,280	(15,054)	2,461
Trade accounts payable	67,675	32,592	20,218
Trade accounts payable - EchoStar	48,901	(9,145)	(32,544)
Deferred revenue and other	17,679	10,568	(11,896)
Litigation expense accrual (Note 16 and Note 20)	5,419	(316,949)	225,456
Litigation settlement payments (Note 20)	—	(350,000)	—
Accrued programming and other accrued expenses	70,520	129,786	161,831
Net cash flows from operating activities	2,011,875	2,573,878	2,139,802

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(3,971,451)	(5,407,328)	(5,359,284)
Sales and maturities of marketable investment securities	2,046,648	6,210,191	5,090,462
Purchases of property and equipment	(957,566)	(778,905)	(1,113,219)
Launch service assigned from EchoStar (Note 20)	—	—	(102,913)
Change in restricted cash and marketable investment securities	(1,973)	12,361	(2,921)
DBSD North America Transaction, less cash acquired of $5,230 (Note 10)	(40,015)	(1,139,201)	—
TerreStar Transaction (Note 10)	(36,942)	(1,345,000)	—
Purchase of Blockbuster assets, net of cash acquired of $107,061 (Note 10)	—	(126,523)	—
Sprint Settlement Agreement (Note 10)	—	(114,150)	—
Purchase of FCC Licenses	(24,000)	—	—
Purchase of other strategic investments	(10,000)	(9,275)	(11,742)
Proceeds from sale of strategic investments	—	11,327	22,002
Other	(23,915)	(8,825)	94
Net cash flows from investing activities	(3,019,214)	(2,695,328)	(1,477,521)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	4,400,000	2,000,000	—
Debt issuance costs	(13,246)	(27,261)	—
Repayment of long-term debt and capital lease obligations	(37,539)	(32,236)	(26,910)
Repurchases and redemption of 6 3/8% Senior Notes due 2011	—	(1,000,000)	—
Class A common stock repurchases (Note 13)	—	—	(107,079)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	94,852	39,995	6,520
Cash dividend on Class A and Class B common stock	(452,890)	(893,278)	—
Other	11,307	6,777	16
Net cash flows from financing activities	4,002,484	93,997	(127,453)

Effect of exchange rates on cash and cash equivalents	1,887	(4,111)	—

Net increase (decrease) in cash and cash equivalents	2,997,032	(31,564)	534,828
Cash and cash equivalents, beginning of period	609,108	640,672	105,844
Cash and cash equivalents, end of period	$3,606,140	$609,108	$640,672

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Organization and Business Activities

Principal Business

DISH Network Corporation is a holding company.  Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our”) operate three primary business segments.

•            DISH.  The DISH® branded direct broadcast satellite (“DBS”) pay-TV service had 14.056 million subscribers in the United States as of December 31, 2012.  The DISH branded pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET™ brand.

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

•            Wireless Spectrum.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain build-out requirements.  On March 9, 2012, we completed the acquisitions of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”) and substantially all of the assets of TerreStar Networks, Inc. (“TerreStar”), pursuant to which we acquired, among other things, 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar.  The financial results of DBSD North America and TerreStar are included in our financial results beginning March 9, 2012.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for DBSD North America (the “DBSD Transaction”), $1.382 billion for TerreStar (the “TerreStar Transaction”), and the net payment of $114 million to Sprint Nextel Corporation (“Sprint”) pursuant to a settlement agreement.  We are evaluating our options to commercialize these assets.  See Note 10 for further information.

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

On March 21, 2012, the FCC released a Notice of Proposed Rulemaking (“NPRM”) proposing the elimination of the Mobile-Satellite Service (“MSS”) “integrated service,” spare satellite and various technical requirements attached to the 2 GHz licenses.  On December 12, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our 2 GHz authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which will become effective on March 7, 2013, modifying our 2 GHz licenses to add terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of the spectrum and also mandated certain interim and final build-out requirements for the licenses.  See Note 10 for further information.

DISH NETWORK CORPORATION

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

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  Cash equivalents as of December 31, 2012 and 2011 may consist of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Trade Accounts Receivable

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

Blockbuster Rental Library Inventory

Our rental library inventory consists of movies and video games available for rental by customers and previously rented movies and video games that are available for sale.  Our rental library inventory is carried at cost and includes an allocation of certain overhead costs.  This inventory is amortized over its estimated useful life ranging from six to 24 months down to an estimated residual value.  Because of the relatively short useful lives of this inventory and because this inventory is available for sale to customers at any time, we view these assets as current assets.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Blockbuster Merchandise Inventory

Our merchandise inventory consists primarily of new and traded movies and video games and other general merchandise, including confections, and are stated at the lower of cost or market value.  We include in the cost of our merchandise inventory an allocation of certain overhead costs.  Merchandise inventory costs are determined using the weighted-average method, the use of which approximates the first-in, first-out basis.

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

DBS Satellites.  We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2012.

2 GHz Satellite Assets.  We currently evaluate our 2 GHz satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We are evaluating our future options for these assets.  We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2012.

Intangible Assets

We do not amortize indefinite lived intangible assets, but test these assets for impairment annually or more often if indicators of impairment arise.  Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  Our intangible assets with indefinite lives primarily consist of FCC licenses.  Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:

•                  FCC licenses are a non-depleting asset;

•                  existing FCC licenses are integral to our business segments and will contribute to cash flows indefinitely;

•                  replacement satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•                  maintenance expenditures to obtain future cash flows are not significant;

•                  FCC licenses are not technologically dependent; and

•                  we intend to use these assets indefinitely.

DBS FCC Licenses.  We combine all of our indefinite lived DBS FCC licenses that we currently utilize or plan to utilize in the future into a single unit of accounting.  The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites.  Projected revenue and cost amounts include projected subscribers.  In conducting our annual impairment test in 2012, we determined that the estimated fair value of the DBS FCC licenses, calculated using a discounted cash flow analysis, exceeded their carrying amounts.

Wireless Spectrum Licenses.  In conducting our annual impairment test in 2012 for our 700 MHz and 2 GHz wireless spectrum licenses, we determined that the estimated fair value of these licenses exceeded their carrying amount.  The estimated fair value for the 700 MHz licenses was determined using the market approach and the estimated fair value for the 2 GHz licenses was determined using a probability weighted analysis considering estimated future cash flows discounted at a rate commensurate with the risk involved and the market approach.  Changes in circumstances or market conditions including significant changes in our estimates of future cash flows or available market data could result in a write-down of any of these assets in the future.

Business Combinations

When we acquire a business, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach.  The accounting standard for business combinations requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at fair value.  Transaction costs related to the acquisition of the business are expensed as incurred.  Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate.  Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite.  Amortization of these intangible assets are recorded on a straight line basis over an average finite useful life primarily ranging from approximately one to ten years or in relation to the estimated discounted cash flows over the life of the intangible asset.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2012 and 2011, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities, excluding the “Current portion of long-term debt and capital lease obligations,” is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 6.

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

Deferred Debt Issuance Costs

Costs of issuing debt are generally deferred and amortized to interest expense ratably over the terms of the respective notes.  See Note 11.

Revenue Recognition

We recognize revenue when an arrangement exists, prices are determinable, collectability is reasonably assured and the goods or services have been delivered.

DISH Segment

Revenue from our pay-TV service is recognized when programming is broadcast to subscribers.  We recognize revenue from our broadband services when the service is provided.  Payments received from pay-TV and broadband subscribers in advance of the broadcast or service period are recorded as “Deferred revenue and other” in our Consolidated Balance Sheets until earned.

For certain of our promotions, subscribers are charged an upfront fee.  A portion of these fees may be deferred and recognized over the estimated subscriber life for new subscribers or the estimated remaining life for existing subscribers ranging from 18 months to five years.  Revenue from advertising sales is recognized when the related services are performed.

Subscriber fees for pay-TV equipment rental, including DVRs, additional outlets and fees for receivers with multiple tuners, our in-home service operations, and broadband equipment rental fees are recognized as revenue as earned.  Generally, revenue from equipment sales and equipment upgrades is recognized upon shipment to customers.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Subscriber-Related Expenses

The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers.  Long-term flat rate programming contracts are charged to expense using the straight-line method over the term of the agreement.  The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament.  “Subscriber-related expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) principally include programming expenses, costs incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses, and monthly wholesale fees paid to broadband providers.  These costs are recognized as the services are performed or as incurred.  The cost of broadband services is expensed monthly and generally incurred on a per subscriber basis.

Subscriber Acquisition Costs

Subscriber acquisition costs in our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new pay-TV and broadband subscribers through third parties and our direct sales distribution channel.  Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):

•                  “Cost of sales — subscriber promotion subsidies - EchoStar” includes the cost of our receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by us to subscribers.

•                  “Other subscriber acquisition costs” includes net costs related to promotional incentives and costs related to installation and other promotional subsidies and advertising and marketing expenses related to the acquisition of new pay-TV and broadband subscribers.

We characterize amounts paid to our independent retailers as consideration for equipment installation services and for equipment buydowns (incentives and rebates) as a reduction of revenue.  We expense payments for equipment installation services as “Other subscriber acquisition costs.”  Our payments for equipment buydowns represent a partial or complete return of the retailer’s purchase price and are, therefore, netted against the proceeds received from the retailer.  We report the net cost from our various sales promotions through our independent retailer network as a component of “Other subscriber acquisition costs.”  Net proceeds from the sale of subscriber related equipment pursuant to our subscriber acquisition promotions are not recognized as revenue.

Advertising Costs

Our advertising costs associated with acquiring new Pay-TV and broadband subscribers and Blockbuster customers are expensed as incurred.  During the years ended December 31, 2012, 2011 and 2010, we recorded advertising costs of $487 million, $375 million and $373 million, respectively, within “Other subscriber acquisition costs” and “General and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Equipment Lease Programs

Pay-TV subscribers have the choice of leasing or purchasing the satellite receiver and other equipment necessary to receive our pay-TV service.  Most of our new Pay-TV subscribers choose to lease equipment and thus we retain title to such equipment.  New broadband subscribers lease the modem and other equipment necessary to receive broadband services.  Equipment leased to new and existing Pay-TV and broadband subscribers is capitalized and depreciated over their estimated useful lives.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Foreign Currency Translation and Transactions

The functional currency of our foreign operations generally is the local currency.  Assets and liabilities of foreign operations (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date, and our consolidated statements of operations generally are translated at the average exchange rates in effect during the applicable period.  The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of “Accumulated other comprehensive income (loss)” in our Consolidated Statements of Changes in Stockholders’ Equity (Deficit).  Cash flows from our operations in foreign countries are translated at actual exchange rates when known or at the average rate for the applicable period.  The effect of exchange rates on cash balances held in foreign currencies are separately reported in our Consolidated Statements of Cash Flows.  Transactions denominated in currencies other than our or our foreign operations functional currencies are recorded based on exchange rates at the time such transactions arise.  Changes in exchange rates with respect to amounts recorded in our Consolidated Balance Sheets related to these non-functional currency transactions result in transaction gains and losses that are reflected in our consolidated statement of operations as unrealized (based on the applicable period end exchange rates) or realized upon settlement of the transactions.  Net transaction gains (losses) during 2012, 2011 and 2010 were not significant.

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

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Net income (loss) attributable to DISH Network	$636,687	$1,515,907	$984,729

Weighted-average common shares outstanding - Class A and B common stock:
Basic	450,264	445,434	445,865
Dilutive impact of stock awards outstanding	2,635	1,431	732
Diluted	452,899	446,865	446,597

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$1.41	$3.40	$2.21
Diluted net income (loss) per share attributable to DISH Network	$1.41	$3.39	$2.20

As of December 31, 2012, 2011 and 2010, there were stock awards to purchase 2.5 million, 5.0 million and 10.8 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is antidilutive.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our performance based stock incentive plans (“Restricted Performance Units”) is contingent upon meeting certain goals, some of which are not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of December 31,
	2012	2011	2010
	(In thousands)
Performance based options	7,929	9,549	10,979
Restricted Performance Units	1,185	1,285	1,494
Total	9,114	10,834	12,473

4.              Statements of Cash Flow Data

The following presents our supplemental cash flow statement disclosure.

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash paid for interest (including capitalized interest)	$539,359	$545,406	$472,586
Capitalized interest	106,323	120	17,139
Cash received for interest	92,770	37,502	36,853
Cash paid for income taxes	272,266	38,761	525,028
Employee benefits paid in Class A common stock	22,280	24,804	29,127
Vendor financing	—	—	40,000
Satellites and other assets financed under capital lease obligations	6,707	10,548	5,282
Assets contributed from EchoStar to DISH Digital Holding LLC	44,712	—	—

5.      Other Comprehensive Income (Loss)

The following table presents the tax effects on each component of “Other comprehensive income (loss).”

	For the Years Ended December 31,
	2012			2011			2010
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In thousands)
Foreign currency translation adjustments	$4,106	$—	$4,106	$(9,139)	$—	$(9,139)	$(13,476)	5,067	$(8,409)
Unrealized holding gains (losses) on available-for-sale securities	265,785	(12,892)	252,893	(13,965)	—	(13,965)	50,348	—	50,348
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(150,239)	—	(150,239)	11,790	—	11,790	(3,852)	—	(3,852)
Other comprehensive income (loss)	$119,652	$(12,892)	$106,760	$(11,314)	$—	$(11,314)	$33,020	$5,067	$38,087

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The “Accumulated other comprehensive income (loss)” is detailed in the following table.

Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized / Recognized Gains (Losses)	Total
	(In thousands)
Balance as of December 31, 2010	$—	$93,357	$93,357
Current period activity	(9,139)	(2,175)	(11,314)
Tax (expense) benefit	—	—	—
Balance as of December 31, 2011	$(9,139)	$91,182	$82,043
Current period activity	4,106	115,546	119,652
Tax (expense) benefit	—	(12,892)	(12,892)
Balance as of December 31, 2012	$(5,033)	$193,836	$188,803

6.      Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalent, and other investment securities consist of the following:

	As of December 31,
	2012	2011
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$130,306	$160,555
Current marketable investment securities - strategic	1,261,015	360,052
Current marketable investment securities - other	2,240,316	911,138
Total current marketable investment securities	3,631,637	1,431,745
Restricted marketable investment securities (1)	51,366	65,843
Noncurrent marketable investment securities - ARS and other (2)	106,172	109,327
Total marketable investment securities	3,789,175	1,606,915

Restricted cash and cash equivalents (1)	83,044	66,592

Other investment securities:
Other investment securities - cost method (2)	12,879	2,805
Investment in DBSD North America	—	1,297,614
Total other investment securities	12,879	1,300,419

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$3,885,098	$2,973,926

(1)         Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Consolidated Balance Sheets.

(2)         Noncurrent marketable investment securities — auction rate securities (“ARS”) and other investment securities are included in “Marketable and other investment securities” on our Consolidated Balance Sheets.

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

Current Marketable Investment Securities — Strategic

Our current strategic marketable investment securities include strategic and financial investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of December 31, 2012, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends on the value of those issuers.  In addition, a significant portion of the value of these investments is concentrated in the debt securities of a single issuer.  The adjusted cost basis of the securities of that single issuer as of December 31, 2012 and 2011 was $751 million and $16 million, respectively.  The fair value of the securities of that single issuer as of December 31, 2012 and 2011 was $951 million and $17 million, respectively.  These debt securities have a call option, held by the issuer, upon 30 days notice after December 1, 2012.  The call option price is less than the fair market value of these debt securities and, if exercised, proceeds would be less than our recorded fair market value and therefore, reduce our unrealized gains recorded as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” on our Consolidated Balance Sheets.  This potential reduction in our unrealized gain related to the call option on these debt securities would have no impact on our results of operations.  In addition, this single issuer has indicated that it will need substantial additional capital to meet its business and financial obligations beyond the next 12 months.  The fair value of certain of the debt securities in our investment portfolio, including those of that single issuer, can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

Current Marketable Investment Securities — Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of December 31, 2012 and 2011, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation (See Note 16).

Noncurrent Marketable Investment Securities — ARS and Other Investment Securities

We have investments in ARS and other investment securities which are either classified as available-for-sale securities or are accounted for under the fair value method.  Previous events in the credit markets reduced or eliminated current liquidity for certain of our ARS and other investment securities.  As a result, we classify these investments as noncurrent assets, as we intend to hold these investments until they recover or mature.  See below for further discussion on the July 1, 2010 fair value election on certain ARS investments.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The valuation of our ARS and other investment securities investments portfolio is subject to uncertainties that are difficult to estimate.  Due to the lack of observable market quotes for identical assets, we utilize analyses that rely on Level 2 and/or Level 3 inputs, as defined in “Fair Value Measurements.”  These inputs include, among other things, observed prices on similar assets as well as our assumptions and estimates related to the counterparty credit quality, default risk underlying the security and overall capital market liquidity.  These securities were also compared, when possible, to other observable market data for financial instruments with similar characteristics.

Fair Value Election.  As of December 31, 2012, our ARS and other noncurrent marketable investment securities portfolio of $106 million includes $62 million of securities accounted for under the fair value method.  In March 2010, the FASB issued Accounting Standards Update 2010-11 (“ASU 2010-11”), Derivatives and Hedging:  Scope Exception Related to Embedded Credit Derivatives.  ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from certain bifurcation requirements.  Only one form of embedded credit derivative qualifies for the exemption - one that is related to the subordination of one financial instrument to another.  As a result, entities that have contracts containing an embedded credit derivative feature in a form other than subordination may need to separately account for the embedded credit derivative feature.  On July 1, 2010, we elected to apply the fair value option to certain of our ARS portfolio impacted by ASU 2010-11.  As a result, we recorded a $50 million loss, net of tax, which is included as a cumulative-effect adjustment to “Accumulated earnings (deficit).”  All changes in the fair value of these investments after June 30, 2010 are recognized in our results of operations and included in “Other, net” income and expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) and detailed in the table titled “Gains and Losses on Sales and Changes in Carrying Value of Investments” below.

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in noncurrent “Marketable and other investment securities” on our Consolidated Balance Sheets and accounted for using the cost, equity and/or fair value methods of accounting.

Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital, on acceptable terms or at all, to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2012 and 2011, we had accumulated net unrealized gains of $194 million and $91 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of December 31,
	2012				2011
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$130,306	$—	$—	$—	$160,555	$—	$—	$—
ARS and other	43,921	1,375	(8,033)	(6,658)	46,657	848	(14,486)	(13,638)
ARS fair value election	62,251	—	—	—	62,670	—	—	—
Other (including restricted)	3,287,317	208,208	(1,203)	207,005	994,021	5,526	(6,565)	(1,039)
Equity securities:
Other	265,380	17,918	(11,537)	6,381	343,012	89,044	(61,934)	27,110
Subtotal	3,789,175	227,501	(20,773)	206,728	1,606,915	95,418	(82,985)	12,433
Investment in DBSD North America (1)	—	—	—	—	839,009	78,749	—	78,749
Total	$3,789,175	$227,501	$(20,773)	$206,728	$2,445,924	$174,167	$(82,985)	$91,182

(1)          Of our total investment in DBSD North America of $1.298 billion as of December 31, 2011, $839 million was invested in 7.5% Convertible Senior Secured Notes due 2009, which were accounted for as available-for-sale investments prior to the DBSD Transaction.

As of December 31, 2012, restricted and non-restricted marketable investment securities include debt securities of $1.961 billion with contractual maturities within one year, $1.386 billion with contractual maturities after one year through five years and $177 million with contractual maturities after ten years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of December 31, 2012, the unrealized losses on our investments in equity securities represent investments in broad-based indexes and companies in the telecommunications and technology industries.  We are not aware of any specific factors which indicate the unrealized losses in these investments are due to anything other than temporary market fluctuations.  As of December 31, 2012 and 2011, the unrealized losses on our investments in debt securities primarily represent investments in ARS.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of December 31,
	2012		2011
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$761,551	$(909)	$694,199	$(4,793)
12 months or more	72,395	(8,327)	98,240	(16,258)
Equity Securities:
Less than 12 months	154,566	(11,537)	247,683	(61,934)
12 months or more	—	—	—	—
Total	$988,512	$(20,773)	$1,040,122	$(82,985)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	December 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents (including restricted)	$3,386,929	$67,833	$3,319,096	$—	$397,777	$46,371	$351,406	$—

Debt securities:
VRDNs	$130,306	$—	$130,306	$—	$160,555	$—	$160,555	$—
ARS and other	106,172	—	955	105,217	109,327	—	3,412	105,915
Other (including restricted)	3,287,317	11,182	3,276,135	—	994,021	—	994,021	—

Equity securities	265,380	265,380	—	—	343,012	343,012	—	—

Subtotal	3,789,175	276,562	3,407,396	105,217	1,606,915	343,012	1,157,988	105,915
Investment in DBSD North America (1)	—	—	—	—	839,009	—	—	839,009
Total	$3,789,175	$276,562	$3,407,396	$105,217	$2,445,924	$343,012	$1,157,988	$944,924

(1)          Of our total investment in DBSD North America of $1.298 billion as of December 31, 2011, $839 million was invested in 7.5% Convertible Senior Secured Notes due 2009, which were accounted for as available-for-sale investments prior to the DBSD Transaction.

As December 31, 2012 and 2011, our Level 3 investments consist predominately of ARS and other investment securities.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  The valuation models used for some of our ARS investments require an evaluation of the underlying

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

instruments held by the trusts that issue these securities.  For our other ARS and other investment securities, our evaluation uses, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

Changes in Level 3 instruments are as follows:

Level 3
Investment
Securities
(In thousands)
Balance as of December 31, 2011	$944,924
Net realized and unrealized gains (losses) included in earnings	78,650
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	(71,746)
Purchases	—
Settlements (1)	(846,611)
Issuances	—
Transfers from level 2 to level 3	—
Balance as of December 31, 2012	$105,217

(1)         For the year ended December 31, 2012, this amount primarily relates to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  See Note 10 for further information.

During the year ended December 31, 2012, we had no transfers in and out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” income and expense included on our Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Years Ended December 31,
Other Income (Expense):	2012	2011	2010
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$120,558	$14,313	$13,277
Marketable investment securities - unrealized gains (losses) on investments accounted for at fair value	1,331	263	8,371
Marketable investment securities - gains (losses) on conversion of DBSD North America Notes (1)	99,445	—	—
Other investment securities - gains (losses) on sales/exchanges	—	10,000	21,422
Marketable investment securities - other-than-temporary impairments	(49,020)	(16,557)	(12,734)
Other investment securities - unrealized gains (losses) on fair value investments and other-than-temporary impairments	—	—	3,361
Impairment of receivable from Blockbuster UK	(25,000)	—	—
Other	977	(1,833)	(2,701)
Total	$148,291	$6,186	$30,996

(1)   During the year ended December 31, 2012, we recognized a $99 million non-cash gain related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  See Note 10 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.      Inventory

Inventory consists of the following:

	As of December 31,
	2012	2011
	(In thousands)
DISH:
Finished goods - DBS	$259,307	$295,058
Raw materials	122,769	183,711
Work-in-process	82,361	31,536
Total DISH inventory	464,437	510,305
Blockbuster:
Rental library	81,956	104,238
Merchandise	76,180	92,608
Total Blockbuster inventory	158,136	196,846
Wireless Spectrum:
Finished goods	1,147	—
Total Wireless Spectrum inventory	1,147	—
Total inventory	$623,720	$707,151

8.      Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consists of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2012	2011
		(In thousands)
Equipment leased to customers	2-5	$3,467,037	$3,496,154
EchoStar I	12	201,607	201,607
EchoStar VII	15	177,000	177,000
EchoStar X	15	177,192	177,192
EchoStar XI	15	200,198	200,198
EchoStar XIV	15	316,541	316,541
EchoStar XV	15	277,658	277,658
D1	15	358,141	—
T1	15	401,721	—
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	732,687	522,330
Buildings and improvements	1-40	102,442	99,346
Land	—	16,671	15,893
Construction in progress	—	517,255	48,779
Total property and equipment		7,445,969	6,032,517
Accumulated depreciation		(3,043,609)	(2,862,626)
Property and equipment, net		$4,402,360	$3,169,891

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Construction in progress consists of the following:

	As of December 31,
	2012	2011
	(In thousands)
Satellites	$306,697	$—
DBSD and TerreStar ground equipment	184,663	—
Software related projects	7,049	21,519
Other	18,846	27,260
Construction in progress	$517,255	$48,779

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2012	2011	2010
		(In thousands)
Equipment leased to customers	$652,327	$725,904	$822,442
Satellites	145,749	128,352	110,510
Buildings, furniture, fixtures, equipment and other	117,197	67,817	51,013
148 degree orbital location (1)	67,776	—	—
Total depreciation and amortization	$983,049	$922,073	$983,965

(1) See “FCC Authorizations” below.

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellites

DBS Satellites.  We currently utilize 15 satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we own and depreciate over the useful life of each satellite.  We currently utilize capacity on seven satellites from EchoStar, which are accounted for as operating leases.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
EchoStar I (1)	December 1995	77	12
EchoStar VII (2)	February 2002	119	15
EchoStar X (2)	February 2006	110	15
EchoStar XI (2)	July 2008	110	15
EchoStar XIV	March 2010	119	15
EchoStar XV	July 2010	61.5	15

Leased from EchoStar:
EchoStar VI (1)(4)	July 2000	77	NA
EchoStar VIII (1)(3)(4)	August 2002	77	NA
EchoStar IX (1)(3)	August 2003	121	NA
EchoStar XII (1)(4)	July 2003	61.5	NA
Nimiq 5 (1)(3)	September 2009	72.7	NA
EchoStar XVI (1)	November 2012	61.5	NA
QuetzSat-1 (1)(3)	September 2011	77	NA

Leased from Other Third Party:
Anik F3	April 2007	118.7	NA
Ciel II	December 2008	129	NA

Under Construction:
EchoStar XVIII	2015	110	15

(1)         See Note 20 for further discussion of our Related Party Transactions with EchoStar.

(2)         During the fourth quarter 2012, the estimated useful life of these satellites was extended from 12 years to 15 years on a prospective basis based on management’s assessment of, among other things, these satellites’ useful lives, technological obsolescence risk, estimated remaining fuel life and estimated useful lives of our other owned and leased DBS satellites.  This increase in the estimated useful life of these satellites had an immaterial effect on our results of operations.

(3)         We lease a portion of the capacity on these satellites.

(4)         We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s useful life.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Recent Developments

Recent developments with respect to certain of our satellites are discussed below.

QuetzSat-1.  During 2008, we entered into a transponder service agreement with EchoStar expiring in November 2021 for the lease of 24 DBS transponders on QuetzSat-1, which is accounted for as an operating lease.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 by EchoStar.  During the third quarter 2012, we and EchoStar entered into an agreement pursuant to which we sublease back to EchoStar five of the 24 DBS transponders on the QuetzSat-1 satellite.  During January 2013, QuetzSat-1 was moved to the 77 degree orbital location, and we commenced commercial operations at that location in February 2013.  See Note 20.

EchoStar XVI.  During December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched during November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Under the original transponder service agreement, the initial term generally expired upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite failed; (iii) the date the transponder(s) on which service was being provided under the agreement failed; or (iv) ten years following the actual service commencement date.  Prior to expiration of the initial term, we also had the option to renew on a year-to-year basis through the end-of-life of the satellite.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we have the option to renew for an additional six-year period.  Prior to expiration of the initial term, EchoStar also has the right, upon certain conditions, to renew for an additional six-year period.  If either we or EchoStar exercise our respective six-year renewal options, then we have the option to renew for an additional five-year period prior to expiration of the then-current term.

2 GHz Satellites.  As a result of the DBSD Transaction and the TerreStar Transaction, three 2 GHz satellites were added to our satellite fleet, including two in-orbit satellites and one satellite under construction, discussed below.  While the FCC’s recently issued rules applicable to our 2 GHz authorizations no longer require an integrated satellite component, we may use these satellites in our commercialization of wireless spectrum or for other commercial purposes.  In addition, T1, which we acquired through the TerreStar Transaction, is subject to certain Canadian satellite regulations, including, among other things, an integrated satellite component requirement.  We are evaluating our options for these satellites and depending on our eventual use of these satellites, we may need to impair them in the future.

D1.  D1, formerly known as EchoStar G1, was launched in April 2008 by DBSD North America and is currently located at the 92.85 degree orbital location.  D1 was designed to meet a minimum 15-year useful life.  This satellite has currently not been placed into its intended commercial service as we evaluate our options for future uses.

T1.  T1, formerly known as EchoStar T1, was launched in July 2009 by TerreStar and currently operates at the 111.1 degree orbital location.  T1 was designed to meet a minimum 15-year useful life.  Prior to the TerreStar Transaction, this satellite experienced certain solar array anomalies.  During the fourth quarter 2012, the primary attitude control electronics unit, which controls the orientation of the satellite, experienced certain anomalous behavior.  This anomaly is currently under investigation by the manufacturer.  The redundant attitude control electronics unit is currently being used for operations while the investigation continues.  While this most recent and prior anomalies did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.  This satellite, which is being depreciated, carries a nominal amount of

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

traffic to support a service for a limited number of customers.  During 2012, this service experienced certain intermittent outages.  We are evaluating our options for this satellite and its associated operations.

T2.  In December 2007, TerreStar entered into an agreement with Space Systems/Loral, Inc. (“SS/L”) for the design and manufacture of T2, formerly known as EchoStar T2.  Since the construction of T2 is almost finished, the satellite could be completed during 2013.  We do not currently have an expected launch date for T2.

Satellites Under Construction

EchoStar XVIII.  On September 7, 2012, we entered into a contract with SS/L for the construction of EchoStar XVIII, a DBS satellite with spot beam technology designed for, among other things, HD programming.  This satellite is expected to be launched during 2015.

Satellite Anomalies

Operation of our DISH branded pay-TV service requires that we have adequate satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

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

Prior to 2012, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and/or commercial operation of any of the satellites in our fleet.  See Note 2 “Long-Lived Assets” for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar I.  During the first quarter 2012, we determined that EchoStar I experienced a communications receiver anomaly.  The communications receivers process signals sent from our uplink center for transmission back to our customers by the satellite.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.  EchoStar I was fully depreciated during 2007.

EchoStar VII.  Prior to 2012, EchoStar VII experienced certain thruster failures.  During the fourth quarter 2012, we determined that EchoStar VII experienced an additional thruster failure.  Thrusters control the satellite’s location and orientation.  While this anomaly did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar XI.  During the first quarter 2012, we determined that EchoStar XI experienced solar array anomalies that reduced the total power available for use by the satellite.  While these anomalies did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar XIV.  During the third quarter 2011 and the first quarter 2012, we determined that EchoStar XIV experienced solar array anomalies that reduced the total power available for use by the satellite.  While these anomalies did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

EchoStar VI.  Prior to 2012, EchoStar VI experienced solar array anomalies which impacted the commercial operation of the satellite.  EchoStar VI also previously experienced the loss of traveling wave tube amplifiers (“TWTAs”).  During the first quarter 2012, EchoStar VI experienced the loss of two additional TWTAs increasing the total number of TWTAs lost to five.  During the second quarter 2012, EchoStar VI lost an additional solar array string, which reduced the total power available for use by the satellite.  While the recent losses of TWTAs and the solar array strings did not impact current commercial operation of the satellite, there can be no assurance that future anomalies will not impact its commercial operation.

EchoStar XII.  Prior to 2012, EchoStar XII experienced solar array anomalies that reduced the total power available for use by the satellite.  During September and November 2012 and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the total power available for use by the satellite.  An investigation of the anomalies is continuing.  Since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.  Additional solar array anomalies are likely to continue to degrade operational capability in all of the possible modes.  This satellite is currently in-service and projected to be an in-orbit spare effective March 1, 2013.

FCC Authorizations

“FCC authorizations” on our Consolidated Balance Sheets totaled $3.297 billion as of December 31, 2012, a $1.905 billion increase compared to December 31, 2011.  This increase was related to the closing of the DBSD Transaction and the TerreStar Transaction and the associated purchase price allocation to the assets acquired and the liabilities assumed.  See Note 10 for further discussion of the DBSD Transaction and the TerreStar Transaction.

On May 31, 2012, the International Bureau of the FCC announced the termination of our license for use of the 148 degree orbital location associated with our DISH segment.  We had not had a satellite positioned at the 148 degree orbital location since the retirement of EchoStar V in August 2009.  Our license for use of the 148 degree orbital location had a $68 million carrying value.  This amount was recorded as “Depreciation and amortization” expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) in the second quarter 2012 due to the termination of this license by the FCC.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets

As of December 31, 2012 and 2011, our identifiable intangibles subject to amortization consist of the following:

	As of
	December 31, 2012		December 31, 2011
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Technology-based	$39,066	$(8,345)	$8,890	$(607)
Trademarks	18,236	(3,907)	13,340	(1,199)
Contract-based	11,275	(10,127)	14,538	(6,448)
Customer relationships	6,974	(5,736)	5,580	(1,948)
Total	$75,551	$(28,115)	$42,348	$(10,202)

Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately one to ten years.  Amortization was $16 million, $10 million and $3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2012 is as follows (in thousands):

For the Years Ended December 31,
2013	$12,740
2014	9,871
2015	9,150
2016	8,362
2017	3,138
Thereafter	4,175
Total	$47,436

Goodwill

The excess of our investments in consolidated subsidiaries over net tangible and identifiable intangible asset value at the time of the investment is recorded as goodwill and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.  In conducting our annual impairment test in 2012, we determined that the fair value is substantially in excess of the carrying value.  As of December 31, 2012 and 2011, our goodwill was $126 million and zero, respectively.

9.      700 MHz Wireless Licenses

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009.  These licenses mandate certain interim and final build-out requirements.  By June 2013, we must provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-out Requirement”).  By the end of our license term (June 2019), we must provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-out Requirement”).  We have recently notified the FCC of our plans to commence signal coverage in select cities within certain of these areas, but we have not yet developed plans for providing signal coverage and offering service in all of these areas.  If we fail to meet the 700 MHz Interim Build-out Requirement, the term of our licenses will be reduced, from June 2019 to June 2017, and we could face possible fines and the reduction of license area(s).  If we fail to meet the 700 MHz Final Build-out Requirement, our authorization for each license area in which we fail to meet the requirement will terminate.  To commercialize these

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

licenses and satisfy the associated FCC build-out requirements, we will be required to make significant additional investments or partner with others.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  In conducting our annual impairment test in 2012, we determined that the estimated fair value of the FCC licenses, calculated using a market based approach, exceeded their carrying amount.  Based on this assessment, this asset was not impaired as of December 31, 2012.

10.    Acquisitions

Blockbuster Acquisition

On April 26, 2011, we completed the Blockbuster Acquisition for a net purchase price of $234 million.  This transaction was accounted for as a business combination and therefore the purchase price was allocated to the assets acquired based on their estimated fair value.

Blockbuster operations are included in our financial results beginning April 26, 2011.  During 2012, we closed approximately 700 domestic retail stores, leaving us with approximately 800 domestic retail stores as of December 31, 2012.  In January 2013, we announced the closing of approximately 300 additional domestic retail stores.  We continue to evaluate the impact of certain factors, including, among other things, competitive pressures, the ability of significantly fewer Blockbuster domestic retail stores to continue to support corporate administrative costs, and other issues impacting the store-level financial performance of our Blockbuster domestic retail stores.  These factors, or other reasons, could lead us to close additional Blockbuster domestic retail stores.  In addition, to reduce administrative expenses, we moved the Blockbuster headquarters to Denver during June 2012.

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

Blockbuster Entertainment Limited and Blockbuster GB Limited, our Blockbuster operating subsidiaries in the United Kingdom (collectively, the “Blockbuster UK Operating Entities”), entered into administration proceedings in the United Kingdom on January 16, 2013 (the “Administration”).  Administrators have been appointed by the English courts to sell or liquidate the assets of the Blockbuster UK Operating Entities for the benefit of their creditors.  Since we no longer exercise control and the administrator now exercises control over all operating decisions for the Blockbuster UK Operating Entities, we will be required to deconsolidate our Blockbuster entities in the United Kingdom (collectively, “Blockbuster UK”) during the first quarter 2013.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As a result of the Administration, we have written down the assets of Blockbuster UK to their estimated net realizable value on our Consolidated Balance Sheets as of December 31, 2012, and we recorded a charge to “Cost of sales - equipment, merchandise, services, rental and other” of $21 million during the year ended December 31, 2012 on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Furthermore, we have intercompany receivables due from Blockbuster UK of approximately $37 million that are eliminated in consolidation on our Consolidated Balance Sheets as of December 31, 2012.  Upon deconsolidation of Blockbuster UK in the first quarter 2013, these intercompany receivables will no longer be eliminated in consolidation.  We currently believe that we will not receive the entire amount for these intercompany receivables in the Administration.  Accordingly, we recorded a $25 million impairment charge related to these intercompany receivables, to adjust this amount to their estimated net realizable value for the year ended December 31, 2012.  This impairment charge was recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and the resulting liability was recorded in “Other accrued expenses” on our Consolidated Balance Sheets as of December 31, 2012.  The $25 million impairment liability will be offset against the intercompany receivables that will be recorded upon deconsolidation in the first quarter 2013.  In total, we recorded charges described above totaling approximately $46 million on a pre-tax basis on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012 related to the Administration.  The proceeds that we actually receive from the Administration and the actual impairment charge may differ from our estimates.

As of December 31, 2012, Blockbuster UK had total assets and liabilities as follows (in thousands):

Cash	$14,072
Trade accounts receivable	1,153
Inventory	34,937
Other current assets	10,243
Restricted cash and marketable securities	484
Property and equipment	186
Trade accounts payable	(13,081)
Intercompany payable	(36,676)
Deferred revenue and other	(1,369)
Other accrued expenses	(9,949)
Total net assets	$—

Upon deconsolidation in the first quarter 2013, the above amounts will be combined into one net asset and the intercompany receivables of $37 million, net of the impairment liability of $25 million described above, will be recorded in “Other noncurrent assets, net” on our Consolidated Balance Sheets as a component of our investment in Blockbuster UK.

For the years ended December 31, 2012 and 2011, Blockbuster UK had $293 million and $242 million of revenue, respectively.  In addition, for the years ended December 31, 2012 and 2011, Blockbuster UK had an operating loss of $31 million and operating income of $16 million, respectively.  Upon deconsolidation in the first quarter 2013, the revenue and expenses related to Blockbuster UK will no longer be recorded in our Consolidated Financial Statements.

DBSD North America and TerreStar Transactions

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, we and Sprint entered into a mutual release and settlement agreement (the “Sprint Settlement Agreement”) pursuant to which all

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

issues then being disputed relating to the DBSD Transaction and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, we made a net payment of approximately $114 million to Sprint.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements but did not initially act on our request for waiver of the various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making (“NPRM”) proposing the elimination of the integrated service, spare satellite and various technical requirements attached to the 2 GHz licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our 2 GHz authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which will become effective on March 7, 2013, modifying our 2 GHz licenses to add terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum for terrestrial services.  These limitations could, among other things, impact the finalization of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “2 GHz Interim Build-out Requirement”).  By March 2020, we must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “2 GHz Final Build-out Requirement”).  If we fail to meet the 2 GHz Interim Build-out Requirement, the 2 GHz Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If we fail to meet the 2 GHz Final Build-out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement will terminate.  In addition, the FCC is currently considering rules for a spectrum band that is adjacent to our 2 GHz licenses, known as the “H Block.”  If the FCC adopts rules for the H block that do not adequately protect our 2 GHz licenses, there could be a material adverse effect on our ability to commercialize the 2 GHz licenses.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, we will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit our available options, including our ability to partner with others.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum licenses or that we will be able to profitably deploy the assets represented by these spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

For the purposes of acquisition accounting, management determined that the DBSD Transaction and the TerreStar Transaction, together with the net payment pursuant to the Sprint Settlement Agreement, should be accounted for as a single transaction.  In reaching this conclusion, management considered, among other things, the fact that the transactions occurred in contemplation of one another and the expectation that the acquired assets will be utilized as a single integrated service.  The total consideration of approximately $2.860 billion in connection with the DBSD

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Transaction and the TerreStar Transaction included $2.761 billion in cash and a $99 million non-cash gain related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009.  Of this non-cash gain, $78 million was included as a component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” on our Consolidated Balance Sheets as of December 31, 2012.  We expense all transaction costs related to the acquisition as incurred.  We have recognized the acquired assets and assumed liabilities based on our estimates of fair value at their acquisition date as shown below.

Purchase
Price
Allocation
(In thousands)
Cash	$5,230
Current and noncurrent assets	5,600
Property and equipment	1,206,663
Goodwill (1)	119,904
FCC authorizations	1,949,000
Current liabilities	(58,873)
Noncurrent liabilities	(367,876)
Total acquisition consideration	$2,859,648

(1)         This amount is deductible for tax purposes and is included as a component of “Other noncurrent assets, net” on our Consolidated Balance Sheets.

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

11.            Long-Term Debt

7% Senior Notes due 2013

The 7% Senior Notes mature October 1, 2013 and have been reclassified to “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2012.  Interest accrues at an annual rate of 7% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year.

The 7% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.

The 7% Senior Notes are:

•                  general unsecured senior obligations of DISH DBS Corporation (“DISH DBS”);

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The indenture related to the 7% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

•            incur additional debt;

•            pay dividends or make distribution on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock;

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

•                  pay dividends or make distribution on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock;

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The indenture related to the 7 3/4% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

•                  incur additional debt;

•                  pay dividends or make distribution on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock;

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

The indenture related to the 7 1/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

•                  incur additional debt;

•                  pay dividends or make distribution on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock;

•                  make certain investments;

•                  create liens or enter into sale and leaseback transactions;

•                  enter into transactions with affiliates;

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

7 7/8% Senior Notes due 2019

The 7 7/8% Senior Notes mature September 1, 2019.  Interest accrues at an annual rate of 7 7/8% and is payable semi-annually in cash, in arrears on March 1 and September 1 of each year.

The 7 7/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

5 % Senior Notes due 2023

On December 27, 2012, we issued $1.5 billion aggregate principal amount of our 5 % Senior Notes due March 15, 2023 at an issue price of 100.0%.  Interest accrues at an annual rate of 5 % and is payable semi-annually in cash, in arrears on March 15 and September 15 of each year, commencing on September 15, 2013.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The 5 % Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to March 15, 2016, we may also redeem up to 35.0% of each of the 5 % Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.

The 5 % Senior Notes are:

•                  general unsecured senior obligations of DISH DBS;

•                  ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and

•                  ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 5 % Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

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

•                  merge or consolidate with another company; and

•                  transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 5 % Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
7% Senior Notes due 2013	April 1 and October 1	$35,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250
7 3/4% Senior Notes due 2015	May 31 and November 30	$58,125
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875
4 5/8% Senior Notes due 2017	January 15 and July 15	$41,625
7 7/8% Senior Notes due 2019	March 1 and September 1	$110,250
6 3/4% Senior Notes due 2021	June 1 and December 1	$135,000
5 7/8% Senior Notes due 2022	January 15 and July 15	$117,500
5 % Senior Notes due 2023	March 15 and September 15	$75,000

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of December 31, 2012 and 2011:

	As of December 31,
	2012		2011
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
7 % Senior Notes due 2013 (1)	500,000	521,875	500,000	535,000
6 5/8% Senior Notes due 2014	1,000,000	1,078,500	1,000,000	1,060,000
7 3/4% Senior Notes due 2015	750,000	844,725	750,000	817,500
7 1/8% Senior Notes due 2016	1,500,000	1,683,750	1,500,000	1,593,750
4 5/8% Senior Notes due 2017	900,000	940,500	—	—
7 7/8% Senior Notes due 2019	1,400,000	1,669,500	1,400,000	1,589,000
6 3/4% Senior Notes due 2021	2,000,000	2,280,000	2,000,000	2,140,000
5 7/8% Senior Notes due 2022	2,000,000	2,150,000	—	—
5 % Senior Notes due 2023	1,500,000	1,548,750	—	—
Mortgages and other notes payable	88,955	88,955	71,871	71,871
Subtotal	11,638,955	$12,806,555	7,221,871	$7,807,121
Capital lease obligations (2)	249,145	NA	271,908	NA
Total long-term debt and capital lease obligations (including current portion)	$11,888,100		$7,493,779

(1)         Our 7% Senior Notes with an aggregate principal balance of $500 million mature on October 1, 2013 and have been reclassified to “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2012.

(2)         Disclosure regarding fair value of capital leases is not required.

Other Long-Term Debt and Capital Lease Obligations

Other long-term debt and capital lease obligations consist of the following:

	As of December 31,
	2012	2011
	(In thousands)
Satellites and other capital lease obligations	$249,145	$271,908
8% note payable for EchoStar VII satellite vendor financing, payable over 13 years from launch	4,891	6,286
6% note payable for EchoStar X satellite vendor financing, payable over 15 years from launch	9,022	9,968
6% note payable for EchoStar XI satellite vendor financing, payable over 15 years from launch	14,211	15,106
6% note payable for EchoStar XIV satellite vendor financing, payable over 15 years from launch	20,053	21,055
6% note payable for EchoStar XV satellite vendor financing, payable over 15 years from launch	16,407	17,227
Mortgages and other unsecured notes payable due in installments through 2017 with interest rates ranging from approximately 2% to 13%	24,371	2,229
Total	338,100	343,779
Less current portion	(37,701)	(35,645)
Other long-term debt and capital lease obligations, net of current portion	$300,399	$308,134

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2012 and 2011, we had $500 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $194 million and $151 million, respectively.  In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $43 million, $43 million and $43 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum lease payments under the capital lease obligation, together with the present value of the net minimum lease payments as of December 31, 2012 are as follows (in thousands):

For the Years Ended December 31,
2013	$82,968
2014	77,775
2015	75,970
2016	75,970
2017	75,970
Thereafter	238,299
Total minimum lease payments	626,952
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(288,999)
Net minimum lease payments	337,953
Less: Amount representing interest	(88,808)
Present value of net minimum lease payments	249,145
Less: Current portion	(29,515)
Long-term portion of capital lease obligations	$219,630

The summary of future maturities of our outstanding long-term debt as of December 31, 2012 is included in the commitments table in Note 16.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We file consolidated tax returns in the U.S.  The income taxes of domestic and foreign subsidiaries not included in the U.S. tax group are presented in our consolidated financial statements based on a separate return basis for each tax paying entity.

As of December 31, 2012, we had no net operating loss carryforwards (“NOLs”) for federal income tax purposes and $18 million of NOL benefit for state income tax purposes.  The state NOLs begin to expire in the year 2020.  In addition, there are $4 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance.  The credit carryforwards began to expire in 2012.

As of December 31, 2012, we had benefits of foreign tax credits and net operating loss carryforwards of approximately $19 million, which are fully offset by a valuation allowance.

The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Current (provision) benefit:
Federal	$35,848	$(235,357)	$(287,523)
State	9,689	(27,523)	(68,550)
Foreign	(2,242)	(4,199)	—
	43,295	(267,079)	(356,073)
Deferred (provision) benefit:
Federal	(337,595)	(590,618)	(227,024)
State	(46,564)	(34,128)	16,341
Foreign	—	(4,939)	—
Decrease (increase) in valuation allowance	33,835	1,758	9,283
	(350,324)	(627,927)	(201,400)
Total benefit (provision)	$(307,029)	$(895,006)	$(557,473)

Of our $933 million of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss), a loss of $31 million relates to our foreign operations.

The actual tax provisions for 2012, 2011 and 2010 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
	2012	2011	2010
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(2.5)	(1.7)	(2.5)
Stock option compensation	0.1	—	0.3
Other	0.9	(0.5)	0.6
Decrease (increase) in valuation allowance	3.6	0.1	0.5
Total benefit (provision) for income taxes	(32.9)	(37.1)	(36.1)

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2012 and 2011, are as follows:

	As of December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$18,862	$23,017
Unrealized losses on investments	—	48,452
Accrued expenses	76,274	95,903
Stock-based compensation	25,477	23,365
Deferred revenue	62,727	45,556
State taxes net of federal effect	—	4,917
Total deferred tax assets	183,340	241,210
Valuation allowance	(22,358)	(97,501)
Deferred tax asset after valuation allowance	160,982	143,709

Deferred tax liabilities:
Depreciation and amortization	(1,659,240)	(1,066,476)
Unrealized gains on investments	(10,853)	—
Other long-term liabilities	(30,511)	(26,943)
State taxes net of federal effect	(23,256)	—
Total deferred tax liabilities	(1,723,860)	(1,093,419)
Net deferred tax asset (liability)	$(1,562,878)	$(949,710)

Current portion of net deferred tax asset	$99,854	$73,014
Current portion of net deferred tax liability	—	(48,310)
Noncurrent portion of net deferred tax asset (liability)	(1,662,732)	(974,414)
Total net deferred tax asset (liability)	$(1,562,878)	$(949,710)

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Consolidated Balance Sheets is as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2012	2011	2010
	(In thousands)
Balance as of beginning of period	$266,703	$193,320	$224,029
Additions based on tax positions related to the current year	110,435	44,357	7,382
Additions based on tax positions related to prior years	—	34,762	11,800
Reductions based on tax positions related to prior years	(19,413)	(1,169)	(45,197)
Reductions based on tax positions related to settlements with taxing authorities	(1,739)	(1,185)	(493)
Reductions based on tax positions related to the lapse of the statute of limitations	(9,335)	(3,382)	(4,201)
Balance as of end of period	$346,651	$266,703	$193,320

We have $302 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2012, we recorded less than $1 million in interest and penalty expense to earnings.  During the year ended December 31, 2011, we recorded $4 million in interest and penalty expense to earnings.  During the year ended December 31, 2010, we recorded $3 million in interest and penalty benefit to earnings.  Accrued interest and penalties were $17 million and $17 million at December 31, 2012 and 2011, respectively.  The above table excludes these amounts.

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

Common Stock Repurchase Program

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our Class A common stock.  On November 2, 2012, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of outstanding shares of our Class A common stock through and including December 31, 2013.  As of December 31, 2012, we may repurchase up to $1.0 billion under this plan.  During the years ended December 31, 2012 and 2011, there were no repurchases of our Class A common stock.  During the year ended December 31, 2010, we repurchased 6.0 million shares of our Class A common stock for $107 million in the aggregate.

Cash Dividend

On December 28, 2012, we paid a cash dividend of $1.00 per share, or approximately $453 million, on our outstanding Class A and Class B common stock to stockholders of record at the close of business on December 14, 2012.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On December 1, 2011, we paid a cash dividend of $2.00 per share, or approximately $893 million, on our outstanding Class A and Class B common stock to shareholders of record at the close of business on November 17, 2011.

14.    Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH Network employee stock purchase plan (the “ESPP”), in which we are authorized to issue 1.8 million shares of Class A common stock.  At December 31, 2012, we had 0.2 million shares of Class A common stock which remain available for issuance under this plan.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP.  During the years ended December 31, 2012, 2011 and 2010, employee purchases of Class A common stock through the ESPP totaled approximately 0.1 million, 0.1 million and 0.1 million shares, respectively.

401(k) Employee Savings Plan

We sponsor a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees.  Voluntary employee contributions to the 401(k) Plan may be matched 50% by us, subject to a maximum annual contribution of $1,500 per employee.  Effective January 1, 2013, the maximum annual contribution will increase to $2,500 per employee.  Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions.  Our Board of Directors may also authorize an annual discretionary contribution to the plan, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended.  These contributions may be made in cash or in our stock.

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2012	2011	2010
	(In thousands)
Matching contributions, net of forfeitures	$3,323	$2,617	$1,598
Discretionary stock contributions, net of forfeitures	$23,772	$22,331	$24,954

15.    Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2012, we had outstanding under these plans stock options to acquire 16.4 million shares of our Class A common stock and 1.2 million restricted stock units.  Stock options granted prior to and on December 31, 2012 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of December 31, 2012, we had 72.7 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

During December 2011, we paid a dividend in cash of $2.00 per share on our outstanding Class A and Class B common stock to shareholders of record on November 17, 2011.  In light of such dividend, during January 2012, the exercise price of 21.2 million stock options, affecting approximately 600 employees, was reduced by $2.00 per share (the “2011 Stock Option Adjustment”).  Except as noted below, all information discussed below reflects the 2011 Stock Option Adjustment.

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

The following stock awards were outstanding:

	As of December 31, 2012
	DISH Network Awards		EchoStar Awards
		Restricted		Restricted
	Stock	Stock	Stock	Stock
Stock Awards Outstanding	Options	Units	Options	Units
Held by DISH Network employees	14,209,557	1,090,081	1,109,868	45,620
Held by EchoStar employees	2,190,313	94,999	N/A	N/A
Total	16,399,870	1,185,080	1,109,868	45,620

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

employees regardless of whether such stock awards were issued by DISH Network or EchoStar.  Accordingly, stock-based compensation that we expense with respect to EchoStar stock awards is included in “Additional paid-in capital” on our Consolidated Balance Sheets.

Exercise prices for stock options outstanding and exercisable as of December 31, 2012 are as follows:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number	Weighted-
			Outstanding	Average	Weighted-	Exercisable	Average	Weighted-
			as of	Remaining	Average	as of	Remaining	Average
			December 31,	Contractual	Exercise	December 31,	Contractual	Exercise
			2012	Life	Price	2012	Life	Price
$-	-	$ 10.00	3,309,021	4.77	$7.08	1,730,371	4.84	$7.04
$10.01	-	$ 15.00	422,001	5.62	$12.25	84,001	5.98	$12.17
$15.01	-	$ 20.00	3,305,285	6.13	$17.00	987,184	3.72	$18.32
$20.01	-	$ 25.00	6,022,513	3.27	$21.31	2,106,113	2.65	$21.78
$25.01	-	$ 30.00	2,369,600	7.88	$28.49	679,100	6.45	$28.26
$30.01	-	$ 35.00	934,450	6.56	$32.45	422,950	4.33	$32.25
$35.01	-	$ 40.00	37,000	9.69	$36.38	2,000	4.25	$36.10
$-	-	$ 40.00	16,399,870	5.08	$19.04	6,011,719	4.05	$18.31

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Total options outstanding, beginning of period (1)	21,336,159	$20.53	21,918,500	$18.62	21,861,691	$21.71
Granted	591,500	$32.25	3,246,000	$28.55	2,450,500	$18.34
Exercised	(4,940,393)	$18.46	(2,347,341)	$15.73	(448,729)	$9.23
Forfeited and cancelled	(587,396)	$20.44	(1,481,000)	$17.44	(1,944,962)	$22.26
Total options outstanding, end of period	16,399,870	$19.04	21,336,159	$20.53	21,918,500	$18.62
Performance based options outstanding, end of period (2)	7,929,250	$18.85	9,549,375	$19.20	10,978,750	$15.98
Exercisable at end of period	6,011,719	$18.31	8,389,683	$21.70	7,590,264	$22.83

(1)         The beginning of period weighted-average exercise price for the year ended December 31, 2012 of $20.53 does not reflect the 2011 Stock Option Adjustment, which occurred subsequent to December 31, 2011.  The beginning of period weighted-average exercise price for the year ended December 31, 2010 of $21.71 does not reflect the 2009 Stock Option Adjustment, which occurred subsequent to December 31, 2009.

(2)         These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We realized tax benefits from stock awards exercised during the years ended December 31, 2012, 2011 and 2010 as follows:

	For the Years Ended December 31,
	2012	2011	2010
		(In thousands)
Tax benefit from stock awards exercised	$23,378	$9,911	$1,665

Based on the closing market price of our Class A common stock on December 31, 2012, the aggregate intrinsic value of our stock options was as follows:

	As of December 31, 2012
	Options	Options
	Outstanding	Exercisable
	(In thousands)
Aggregate intrinsic value	$284,630	$108,769

Our restricted stock unit activity was as follows:

	For the Years Ended December 31,
	2012		2011		2010
		Weighted-		Weighted-		Weighted-
	Restricted	Average	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Total restricted stock units outstanding, beginning of period	1,284,708	$23.25	1,564,332	$23.00	1,246,284	$25.93
Granted	—	$—	300,000	$30.67	600,000	$18.15
Vested	(24,795)	$22.94	(70,830)	$27.15	(69,875)	$31.36
Forfeited and cancelled	(74,833)	$27.33	(508,794)	$27.32	(212,077)	$23.77
Total restricted stock units outstanding, end of period	1,185,080	$22.99	1,284,708	$23.25	1,564,332	$23.00
Restricted Performance Units outstanding, end of period (1)	1,185,080	$22.99	1,284,708	$23.25	1,494,457	$22.61

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of December 31, 2012, that assessment could change in the future.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the year ended December 31, 2012, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion (1)
	(In thousands)
DISH Network awards held by DISH Network employees	$35,508	$32,863
EchoStar awards held by DISH Network employees	6,389	6,032
Total	$41,897	$38,895

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

Although no awards vest until the Company attains the performance goals, compensation related to the 2008 LTIP will be recorded based on management’s assessment of the probability of meeting the remaining goals.  If the remaining goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal.  See the table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

During the first quarter 2011, we determined that all of the 2008 LTIP performance goals are probable of achievement.  As of December 31, 2012, approximately 70% of the 2008 LTIP awards had vested.  We are recognizing the associated non-cash stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period for vesting of the approximately 30% of the awards remaining, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Other Employee Performance Awards.  In addition to the above long-term, performance stock incentive plans, we have other stock awards that vest based on certain other company-specific subscriber, operational and financial goals.  Exercise of these stock awards is contingent on achieving certain performance goals.

Additional compensation related to these awards will be recorded based on management’s assessment of the probability of meeting the remaining performance goals.  If the remaining goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal.  See the table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

Although no awards vest until the performance goals are attained, we determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the years ended December 31, 2012 and 2011, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain other company-specific subscriber, operational and financial goals was not probable as of December 31, 2012, that assessment could change in the future.

The non-cash stock-based compensation expense associated with these awards is as follows:

		Other
		Employee
		Performance
Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Awards
	(In thousands)
Expense estimated to be recognized during 2013	$1,994	$2,677
Estimated contingent expense subsequent to 2013	—	42,804
Total estimated remaining expense over the term of the plan	$1,994	$45,481

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2012	2011	2010
	(In thousands)
2008 LTIP	$9,812	$19,230	$2,984
Other employee performance awards	7,471	10	271
Total non-cash, stock-based compensation expense recognized for performance based awards	$17,283	$19,240	$3,255

Of the 16.4 million stock options and 1.2 million restricted stock units outstanding under our stock incentive plans as of December 31, 2012, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of December 31, 2012
		Weighted-
	Number of	Average
	Awards	Grant Price
Performance Based Stock Options
2005 LTIP	3,214,500	$21.10
2008 LTIP	1,714,750	$10.59
Other employee performance awards	3,000,000	$21.16
Total	7,929,250	$18.85

Restricted Performance Units
2005 LTIP	319,830
2008 LTIP	10,250
Other employee performance awards	855,000
Total	1,185,080

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation

During the year ended December 31, 2012 and December 31, 2010, we incurred $14 million and $3 million, respectively, of additional non-cash, stock-based compensation expense in connection with the 2011 Stock Option Adjustment and 2009 Stock Option Adjustment discussed previously. These amounts are included in the table below. Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2012, 2011 and 2010 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Subscriber-related	$1,607	$1,914	$1,160
General and administrative	39,363	29,607	14,227
Total non-cash, stock-based compensation	$40,970	$31,521	$15,387

As of December 31, 2012, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $20 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 4.0% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the years ended December 31, 2012, 2011 and 2010 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

For the Years Ended December 31,
Stock Options	2012	2011	2010
Risk-free interest rate	0.41% - 1.29%	0.36% - 3.18%	1.50% - 2.89%
Volatility factor	33.15% - 39.50%	31.74% - 45.56%	33.33% - 38.63%
Expected term of options in years	3.1 - 5.9	3.6 - 10.0	5.2 - 7.5
Weighted-average fair value of options granted	$6.72 - $13.79	$8.73 - $14.77	$6.83 - $8.14

On December 28, 2012 and December 1, 2011, we paid a $1.00 and a $2.00 cash dividend per share on our outstanding Class A and Class B common stock, respectively.  While we currently do not intend to declare additional dividends on our common stock, we may elect to do so from time to time.  Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model is set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions.  Changes in the subjective input assumptions can materially affect the fair value estimate.

As discussed in Note 13, on December 2, 2012, we declared a dividend of $1.00 per share on our outstanding Class A and Class B common stock.  The dividend was paid in cash on December 28, 2012 to shareholders of record on December 14, 2012.  In light of such dividend, our Board of Directors and Executive Compensation Committee of the Board of Directors, which administers our stock incentive plans, determined to adjust the exercise price of certain stock options issued under the plans by decreasing the exercise price by $0.77 per share; provided, that the

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

exercise price of eligible stock options will not be reduced below $1.00.  As a result of this adjustment, a majority of the stock options outstanding as of December 31, 2012 were adjusted subsequent to the year ended December 31, 2012.  This adjustment will result in additional incremental non-cash, stock-based compensation expense of $8 million, of which $5 million will be expensed during the first quarter 2013 and $3 million will be expensed over the remaining vesting period.

We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.

16.          Commitments and Contingencies

Commitments

As of December 31, 2012, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Long-term debt obligations	$11,638,955	$508,186	$1,007,851	$758,232	$1,506,742	$906,975	$6,950,969
Capital lease obligations	249,145	29,515	26,672	27,339	30,024	32,958	102,637
Interest expense on long-term debt and capital lease obligations	4,918,951	774,373	732,260	634,705	549,420	493,257	1,734,936
Satellite-related obligations	2,259,436	355,154	321,479	301,109	253,144	242,777	785,773
Operating lease obligations (1)	245,630	85,482	51,499	32,055	22,878	8,541	45,175
Purchase obligations (1)	3,508,013	1,810,364	520,462	436,396	314,589	165,059	261,143
Total	$22,820,130	$3,563,074	$2,660,223	$2,189,836	$2,676,797	$1,849,567	$9,880,633

(1)                Contractual obligations related to Blockbuster UK are not included above.  Our Blockbuster UK Operating Entities entered into Administration in the United Kingdom on January 16, 2013, as discussed in Note 10.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

In addition, the table above does not include $347 million of liabilities associated with unrecognized tax benefits which were accrued, as discussed in Note 12 and are included on our Consolidated Balance Sheets as of December 31, 2012.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

Satellites Under Construction

EchoStar XVIII.  On September 7, 2012, we entered into a contract with SS/L for the construction of EchoStar XVIII, a DBS satellite designed with spot beam technology for advanced television services such as HD programming.  This satellite is expected to be launched during 2015.  Future commitments related to this satellite are included in the table above under “Satellite related obligations,” except where noted below.  As of December 31, 2012, we had not procured a launch contract and launch insurance for this satellite; therefore, these costs are not included in our satellite-related obligations in the table above.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Wireless Spectrum

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

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements but did not initially act on our request for waiver of the various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making (“NPRM”) proposing the elimination of the integrated service, spare satellite and various technical requirements attached to the 2 GHz licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our 2 GHz authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which will become effective on March 7, 2013, modifying our 2 GHz licenses to add terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum for terrestrial services.  These limitations could, among other things, impact the finalization of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “2 GHz Interim Build-out Requirement”).  By March 2020, we must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “2 GHz Final Build-out Requirement”).  If we fail to meet the 2 GHz Interim Build-out Requirement, the 2 GHz Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If we fail to meet the 2 GHz Final Build-out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement will terminate.  In addition, the FCC is currently considering rules for a spectrum band that is adjacent to our 2 GHz licenses, known as the “H Block.”  If the FCC adopts rules for the H block that do not adequately protect our 2 GHz licenses, there could be a material adverse effect on our ability to commercialize the 2 GHz licenses.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, we will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit our available options, including our ability to partner with others.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum licenses or that we will be able to profitably deploy the assets represented by these spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009.  These licenses mandate certain interim and final build-out requirements.  By June 2013, we must provide signal coverage and offer service to at least 35% of the geographic area in each area covered by

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

each individual license (the “700 MHz Interim Build-out Requirement”).  By the end of our license term (June 2019), we must provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-out Requirement”).  We have recently notified the FCC of our plans to commence signal coverage in select cities within certain of these areas, but we have not yet developed plans for providing signal coverage and offering service in all of these areas.  If we fail to meet the 700 MHz Interim Build-out Requirement, the term of our licenses will be reduced, from June 2019 to June 2017, and we could face possible fines and the reduction of license area(s).  If we fail to meet the 700 MHz Final Build-out Requirement, our authorization for each license area in which we fail to meet the requirement will terminate.  To commercialize these licenses and satisfy the associated FCC build-out requirements, we will be required to make significant additional investments or partner with others.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $111 million over approximately the next 26 months.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of its obligation under this agreement through 2019.  As of December 31, 2012, the remaining obligation under this agreement is the guarantee of $438 million.

As of December 31, 2012, we have not recorded a liability on the balance sheet for any of these guarantees.

Purchase Obligations

Our 2013 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, satellite and transponder leases, engineering and for products and services related to the operation of our DISH branded pay-TV service.  Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

Rent Expense

Total rent expense for operating leases was $399 million, $411 million and $263 million in 2012, 2011 and 2010, respectively.  The increase in rent expense from 2010 to 2011 was primarily attributable to building rent expense associated with our Blockbuster operations which commenced April 26, 2011.

Patents and Intellectual Property

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services that we offer or that we may offer in the future.  We may not be aware of

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

all intellectual property rights that our products or services may potentially infringe.  Damages in patent infringement cases can be substantial, and in certain circumstances can be trebled.  Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses.  Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite system.  We cannot be certain that these persons do not own the rights they claim, that our products do not infringe on these rights, and/or that these rights are not valid.  Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBCUniversal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court entered an order granting the defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s order.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the previous June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  On March 30, 2012, the reconstituted panel of the Ninth Circuit again affirmed the District Court’s order.  On April 10, 2012, the plaintiff class again filed a petition for rehearing en banc, which was denied on May 4, 2012.  On August 2, 2012, the plaintiff class filed a petition seeking review by the United States Supreme Court, which was denied on November 5, 2012.  The matter is now concluded.

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  DirecTV was dismissed from the case on January 4, 2012.  On July 12, 2012, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed the operative second amended complaint making the same claim.  On January 24, 2013, Cyberfone Systems, LLC voluntarily dismissed the action against us and the EchoStar entities without prejudice, and the matter is now concluded.

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants.  We have appealed.

ESPN had asserted a counterclaim alleging that we owed approximately $35 million under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted, in part, ESPN’s motion for summary judgment on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  On December 29, 2010, the New York State Supreme Court, Appellate Division, First Department affirmed the partial grant of ESPN’s motion on the counterclaim.  After the partial grant of ESPN’s motion for summary judgment, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreements.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York State Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On October 11, 2012, the New York State Supreme Court awarded ESPN $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim.  As a result, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of December 31, 2012.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features on our Hopper™ set-top box.  The PrimeTime Anytime feature allows a user of our Hopper set-top box, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  The AutoHop feature allows a subscriber, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Sling place-shifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge.

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various counterclaims and amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC parties are pending in New York; (2) the copyright and contract claims regarding the CBS parties are pending in New York; (3) the copyright and contract claims regarding the Fox parties are pending in California; and (4) the copyright claims regarding the NBC parties are pending in California, while the contract claims involving the NBC parties are pending in both New York and California.  A venue-related motion is still pending in the NBC action in New York.  The NBC plaintiffs have filed an amended complaint in their California action adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  Additionally, both the ABC and CBS parties have filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of the CBS retransmission consent agreement.

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs have appealed.  On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and we and the ABC plaintiffs have filed briefs related to that motion.

We intend to vigorously prosecute and defend our position in these cases.  In the event that a court ultimately determines that we infringe the asserted copyrights, we may be subject to substantial damages, and/or an injunction

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Norman IP Holdings, Inc.

On September 15, 2011, Norman IP Holdings, Inc. (“Norman”) filed a patent infringement complaint against Brother International Corporation and Lexmark International Corporation in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “555 patent”) and U.S. Patent No. 5,502,689 (the “689 patent”).  On December 9, 2011, Norman filed a first amended complaint that added Ricoh Americas Corporation and dropped Brother International Corporation as a defendant.  On January 27, 2012, Norman filed a second amended complaint that added us as a defendant, in addition to adding Belkin International, Inc., BMW of North America LLC, Daimler North America Corporation, Mercedes-Benz USA, LLC, D-Link Systems, Inc., Ford Motor Company, Garmin International, Inc., Garmin USA, Inc., General Electric Company, General Motors Company, JVC Americas Corporation, Novatel Wireless, Inc., Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., TomTom, Inc., ViewSonic Corporation, Vizio, Inc., Volkswagen Group of America, Inc., Xerox Corporation, ZTE USA, Inc., and ZTE Solutions, Inc.  On February 8, 2013, Norman filed a third amended complaint that added claims against us alleging infringement of U.S. Patent No. 5,530,597 (the “597 patent”) and that dropped as defendants Ford Motor Company, General Electric Company, JVC Americas Corporation, Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., and TomTom, Inc.

The 555 patent relates to a wireless communications privacy method and system, the 689 patent relates to a clock generator capable of shut-down mode and clock generation method, and the 597 patent relates to an interrupt enable circuit that allows devices to exit processes without using a hardware reset.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The trial date has been set for January 5, 2015.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving EchoStar and us as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which we and EchoStar are sublicensees.  A new trial date has not yet been set.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Pragmatus Telecom, LLC

On December 5, 2012, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware alleging infringement of United States Patent Nos. 6,311,231, 6,668,286, and 7,159,043.  Pragmatus alleges that the click-to-chat and click-to-call customer support features of the DISH web site and call center management systems infringe these patents.  Pragmatus has brought similar complaints against more than 40 other companies, including Comcast, AT&T, Sprint, Frontier Communications, Bright House, UPS, FedEx, GM and Ford.  Pragmatus is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against us in the United States District Court for the Central District of California.  In the Operative Sixth Amended Complaint, filed on or about August 24, 2012, Preservation Technologies also names Netflix, Inc., Facebook, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Disney Online, American Broadcasting Companies, Inc. and Yahoo! Inc. as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services and our Hopper and Joey™ set-top boxes infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Northern District of California.  The suit originally alleged infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.  Only four patents remain in the case against us, of which all are expired and two are subject to granted reexamination proceedings before the U.S. Patent and Trademark Office.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Vigilos, LLC

On February 23, 2011, Vigilos, LLC (“Vigilos”) filed suit against EchoStar, two EchoStar subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., our wholly-owned subsidiary, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, U.S. Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control” and Monsoon Multimedia was dismissed.  Vigilos is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 21, 2012, we and the EchoStar defendants entered into a settlement agreement with Vigilos under which we and the EchoStar defendants made an immaterial payment in exchange for a license to certain patents and patent applications.  The case has been dismissed with prejudice.

Voom HD Holdings

In January 2008, Voom HD Holdings LLC (“Voom”) filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service and seeking over $2.5 billion in damages.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On October 21, 2012, we entered into a confidential settlement agreement and release (the “Voom Settlement Agreement”) with Voom and CSC Holdings, LLC (“Cablevision”), and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  Pursuant to the terms of the Voom Settlement Agreement, among other things:  (i) the litigation between the parties relating to the Voom programming services was dismissed with prejudice and the parties released each other for all claims against each other related thereto; (ii) we agreed to pay $700 million in cash to Voom; (iii) DISH Media Holdings Corporation, our wholly-owned subsidiary, agreed to enter into an agreement to transfer its ownership interest in Voom to Rainbow Programming Holdings, LLC, an affiliate of Voom; and (iv) an affiliate of Cablevision agreed to enter into an agreement to transfer certain of its wireless multichannel video distribution and data service licenses (the “MVDDS Licenses”) to us.  The transfer of the MVDDS Licenses is subject to FCC and other regulatory approvals.  On October 23, 2012, we paid Voom $700 million.

Separately, we entered into a multi-year affiliation agreement with AMC Network Entertainment LLC, WE: Women’s Entertainment LLC, The Independent Film Channel, The Sundance Channel L.L.C, each of which are subsidiaries of AMC Networks Inc., and Fuse Channel LLC, a subsidiary of The Madison Square Garden Company, for the carriage of AMC, WE, IFC, Sundance Channel and the Fuse channel.

Since the Voom Settlement Agreement and the multi-year affiliation agreement were entered into contemporaneously, we accounted for all components of both agreements at fair value in the context of the Voom Settlement Agreement.  We determined the fair value of the multi-year affiliation agreement and the MVDDS Licenses using a market-based approach and a probability-weighted discounted cash flow analysis, respectively.  Based on market data and similar agreements we have with other content providers, we allocated $54 million of the payments under the multi-year affiliation agreement to the fair value of the Voom Settlement Agreement.  The resulting liability was recorded on our Consolidated Balance Sheets as “Accrued Programming” and will be amortized as contra “Subscriber-related expenses” on a straight-line basis over the term of the agreement.  Evaluating all potential uses for the MVDDS Licenses, we assessed their fair value at $24 million and recorded these on our Consolidated Balance Sheets as “FCC Authorizations”.  The fair value of the Voom Settlement Agreement was assessed at $730 million and is recorded as “Litigation expense” on our Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012.

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

17.    Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  Operating income is the primary measure used by our chief operating decision maker to evaluate segment operating performance.  We operate three primary business segments.

•                  DISH.  The DISH branded DBS pay-TV service had 14.056 million subscribers in the United States as of December 31, 2012.  The DISH branded pay-TV service consists of FCC licenses authorizing us to use DBS and FSS spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET brand.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

•                  Wireless Spectrum.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain build-out requirements.  On March 9, 2012, we completed the acquisitions of 100% of the equity of reorganized DBSD North America and substantially all of the assets of TerreStar, pursuant to which we acquired, among other things, 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar.  The financial results of DBSD North America and TerreStar are included in our financial results beginning March 9, 2012.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to a settlement agreement.  We are evaluating our options to commercialize these assets.  See Note 10 for further information.

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

On March 21, 2012, the FCC released a Notice of Proposed Rulemaking (“NPRM”) proposing the elimination of the Mobile-Satellite Service (“MSS”) “integrated service,” spare satellite and various technical requirements attached to the 2 GHz licenses.  On December 12, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our 2 GHz authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which will become effective on March 7, 2013, modifying our 2 GHz licenses to add terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of the spectrum and also mandated certain interim and final build-out requirements for the licenses.  See Note 10 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of December 31,
	2012	2011
	(In thousands)
Total assets:
DISH	$13,568,087	$9,614,097
Blockbuster	357,267	453,661
Wireless Spectrum	4,062,383	2,113,946
Eliminations	(608,129)	(711,473)
Total assets	$17,379,608	$11,470,231

				All
			Wireless	Other &	Consolidated
	DISH	Blockbuster (1)	Spectrum (2)	Eliminations	Total
	(In thousands)
Year Ended December 31, 2012
Total revenue	$13,198,447	$1,087,661	$1,427	$(21,043)	$14,266,492
Depreciation and amortization	921,593	19,506	41,950	—	983,049
Operating income (loss)	1,321,284	(35,333)	(64,116)	—	1,221,835
Interest income					99,522
Interest expense, net of amounts capitalized					(536,879)
Other, net					148,291
Income tax (provision) benefit, net					(307,029)
Less: Net income (loss) attributable to noncontrolling interest					(10,947)
Net income (loss) attributable to DISH Network					636,687

Year Ended December 31, 2011
Total revenue	$13,073,088	$974,875	$430	$—	$14,048,393
Depreciation and amortization	911,663	10,410	—	—	922,073
Operating income (loss)	2,928,695	(1,171)	430	—	2,927,954
Interest income					34,354
Interest expense, net of amounts capitalized					(557,910)
Other, net					6,186
Income tax (provision) benefit, net					(895,006)
Less: Net income (loss) attributable to noncontrolling interest					(329)
Net income (loss) attributable to DISH Network					1,515,907

Year Ended December 31, 2010
Total revenue	$12,640,744	$—	$—	$—	$12,640,744
Depreciation and amortization	983,965	—	—	—	983,965
Operating income (loss)	1,940,828	—	—	—	1,940,828
Interest income					25,158
Interest expense, net of amounts capitalized					(454,777)
Other, net					30,996
Income tax (provision) benefit, net					(557,473)
Less: Net income (loss) attributable to noncontrolling interest					3
Net income (loss) attributable to DISH Network					984,729

(1)   The year ended December 31, 2011 reflects Blockbuster results from the acquisition date of April 26, 2011 through December 31, 2011.

(2)   The year ended December 31, 2012 reflects Wireless Spectrum results from the acquisitions of DBSD North America and TerreStar on March 9, 2012 through December 31, 2012.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the products are delivered and services are provided.  The following table summarizes revenue attributed to the United States and foreign locations.

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenue:
United States	$13,751,675	$13,637,945	$12,640,744
United Kingdom	292,788	241,843	—
Mexico	168,362	117,123	—
Other	53,667	51,482	—
Total revenue	$14,266,492	$14,048,393	$12,640,744

18.    Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2012, 2011 and 2010 are as follows:

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Allowance for doubtful accounts	of Year	Expenses	Deductions	Year
	(In thousands)
For the years ended:
December 31, 2012	$15,773	$124,610	$(123,438)	$16,945
December 31, 2011	$29,650	$100,321	$(114,198)	$15,773
December 31, 2010	$16,372	$115,478	$(102,200)	$29,650

19.    Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Year ended December 31, 2012:
Total revenue	$3,581,869	$3,571,766	$3,523,347	$3,589,510
Operating income (loss)	572,411	468,352	(273,029)	454,101
Net income (loss)	360,126	225,596	(163,329)	203,347
Net income (loss) attributable to DISH Network	360,310	225,732	(158,461)	209,106
Basic net income (loss) per share attributable to DISH Network	$0.81	$0.50	$(0.35)	$0.46
Diluted net income (loss) per share attributable to DISH Network	$0.80	$0.50	$(0.35)	$0.46

Year ended December 31, 2011:
Total revenue	$3,224,131	$3,590,161	$3,602,651	$3,631,450
Operating income (loss)	983,353	717,782	624,839	601,980
Net income (loss)	549,326	334,838	318,978	312,436
Net income (loss) attributable to DISH Network	549,394	334,760	319,099	312,654
Basic net income (loss) per share attributable to DISH Network	$1.24	$0.75	$0.72	$0.70
Diluted net income (loss) per share attributable to DISH Network	$1.22	$0.75	$0.71	$0.70

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

EchoStar is our primary supplier of set-top boxes and digital broadcast operations and a key supplier of transponder capacity.  Generally, the amounts we pay EchoStar for products and services are based on pricing equal to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided.

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  We also may enter into additional agreements with EchoStar in the future.  The following is a summary of the terms of our principal agreements with EchoStar that may have an impact on our financial position and results of operations.

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

“Services and other revenue - EchoStar”

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement automatically renewed on January 1, 2013 for an additional one-year period until January 1, 2014 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

services provided to EchoStar.  We and EchoStar evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and EchoStar mutually agree upon.

The Management Services Agreement automatically renewed on January 1, 2013 for an additional one-year period until January 1, 2014 and renews automatically for successive one-year periods thereafter, unless terminated earlier:  (i) by EchoStar at any time upon at least 30 days notice; (ii) by us at the end of any renewal term, upon at least 180 days notice; or (iii) by us upon notice to EchoStar, following certain changes in control.

Satellite Capacity Leased to EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which EchoStar leases certain satellite capacity on certain satellites owned by us.  The term of each lease is set forth below:

EchoStar I.  During 2009, we entered into a satellite capacity agreement pursuant to which EchoStar leases certain satellite capacity from us on EchoStar I.  The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the length of the lease.  We and EchoStar mutually agreed to terminate this satellite capacity agreement effective as of July 1, 2012.

D1.  Effective November 1, 2012, we entered into a satellite capacity agreement pursuant to which Hughes Network Systems, LLC (“HNS”) leases certain satellite capacity from us on D1 for research and development.  This lease generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; (iii) the date the spectrum capacity on which service is being provided under the agreement fails; or (iv) December 31, 2013.

Real Estate Lease Agreements.  Since the Spin-off, we have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each of the leases is set forth below:

Varick Sublease Agreement.  During 2008, we subleased certain space at 185 Varick Street, New York, New York to EchoStar for a period of approximately seven years.

El Paso Lease Agreement.  During 2012, we leased certain space at 1285 Joe Battle Blvd. El Paso, Texas to EchoStar for a period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms.

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

Effective January 1, 2012, we and EchoStar entered into a new broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which EchoStar provides broadcast services to us, for the period from January 1, 2012 to December 31, 2016.  The material terms of the 2012 Broadcast Agreement are substantially the same as the material terms of the Prior Broadcast Agreement, except that:  (i) the fees for services provided under the 2012 Broadcast Agreement are calculated at either:  (a) EchoStar’s cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided; and (ii) if we terminate the teleport services provided under the 2012 Broadcast Agreement for a reason other than EchoStar’s breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

EchoStar VI, VIII and XII.  We lease certain satellite capacity from EchoStar on EchoStar VI, VIII and XII.  The leases generally terminate upon the earlier of:  (i) the end-of-life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

EchoStar IX.  We lease certain satellite capacity from EchoStar on EchoStar IX.  Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis.

EchoStar XVI.  During December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched during November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Under the original transponder service agreement, the initial term generally expired upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite failed; (iii) the date the transponder(s) on which service was being provided under the agreement failed; or (iv) ten years following the actual service commencement date.  Prior to expiration of the initial term, we also had the option to renew on a year-to-year basis through the end-of-life of the satellite.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we have the option to renew for an additional six-year period.  Prior to expiration of the initial term, EchoStar also has the right, upon certain conditions, to renew for an additional six-year period.  If either we or EchoStar exercise our respective six-year renewal options, then we have the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any options to renew this agreement will be exercised.

EchoStar XV.  EchoStar XV is owned by us and is operated at the 61.5 degree orbital location.  The FCC has granted EchoStar a temporary authorization to operate the satellite at the 61.5 degree orbital location.  For so long as EchoStar XV remains in service at the 61.5 degree orbital location, we are obligated to pay EchoStar a fee, which varies depending on the number of frequencies being used by EchoStar XV.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Under the terms of the DISH Nimiq 5 Agreement, we make certain monthly payments to EchoStar that commenced in September 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date it was placed into service.  Upon expiration of the initial term we have the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite.  Upon in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we receive service from EchoStar on 24 of the DBS transponders.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explored alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar provided us with alternate capacity at the 77 degree orbital location.  During the third quarter 2012, we and EchoStar entered into an agreement pursuant to which we sublease back to EchoStar five of the 24 DBS transponders on the QuetzSat-1 satellite.  Rental income generated from this sublease will be recorded as revenue within “Services and other revenue — EchoStar” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013.

Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the initial service term will expire in November 2021.  Upon expiration of the initial term, we have the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite.  Upon an in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the QuetzSat-1 Transponder Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

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

Effective January 1, 2012, we entered into a new TT&C agreement pursuant to which we receive TT&C services from EchoStar for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The material terms of the 2012 TT&C Agreement are substantially the same as the material terms of the Prior TT&C Agreement, except that the fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.

DBSD North America Agreement.  On March 9, 2012, we completed the DBSD Transaction.  During the second quarter 2011, EchoStar acquired Hughes Communications, Inc. (“Hughes”).  Prior to our acquisition of DBSD North America and EchoStar’s acquisition of Hughes, DBSD North America and HNS, a wholly-owned subsidiary of Hughes, entered into an agreement pursuant to which HNS provides, among other things, hosting, operations and maintenance services for DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement renewed for a one-year period ending on February 15, 2014, and renews for three successive one-year periods unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.

TerreStar Agreement.  On March 9, 2012, we completed the TerreStar Transaction.  Prior to our acquisition of substantially all the assets of TerreStar and EchoStar’s acquisition of Hughes, TerreStar and HNS entered into various agreements pursuant to which HNS provides, among other things, hosting, operations and maintenance

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

	For the Years Ended December 31,
Purchases from EchoStar	2012	2011	2010
	(In thousands)
Set-top boxes and other equipment	$1,028,588	$1,158,293	$1,470,173

Set-top boxes and other equipment included in “Cost of sales — subscriber promotion subsidies — EchoStar”	$267,133	$249,440	$175,777

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

Effective January 1, 2012, we and EchoStar entered into a new agreement (the “2012 Receiver Agreement”) pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We have an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  The material terms of the 2012 Receiver Agreement are substantially the same as the material terms of the Prior Receiver Agreement, except that the 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(i) a contribution agreement pursuant to which we and EchoStar contributed certain assets in exchange for our respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement, which provides for the governance of DISH Digital; and (iii) a commercial agreement pursuant to which, among other things, DISH Digital has: (a) certain rights and corresponding obligations with respect to DISH Digital’s business; and (b) the right, but not the obligation, to receive certain services from us and EchoStar, respectively.  Since a substantial majority of the voting power of the shares of both us and EchoStar is owned beneficially by Charles W. Ergen, our Chairman and EchoStar’s Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family, this is a formation of an entity under common control and a step up in basis is not allowed; therefore each party’s contributions were recorded at historical book value for accounting purposes.  We consolidated DISH Digital with EchoStar’s ownership position recorded as non-controlling interest.

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

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and Hughes entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which Hughes provides certain portions of the equipment and broadband service used to implement our RUS program.  The initial term of the RUS Agreement shall continue until the earlier of: (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days’ prior written notice to Hughes.  During the year ended December 31, 2012, we expensed $7 million under this agreement which is included in “Cost of sales — equipment, merchandise, services, rental and other” on our Consolidated Statement of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2011, we did not record any expense under this agreement.

TiVo.  On April 29, 2011, we and EchoStar entered into a settlement agreement with TiVo Inc. (“TiVo”).  The settlement resolved all pending litigation between us and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH digital video recorders, or DVRs.

Under the settlement agreement, all pending litigation was dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or EchoStar were dissolved.  We and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from us, we made the initial payment to TiVo in May 2011, except for the contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between us and EchoStar based on historical sales of certain licensed products, with us being responsible for 95% of each annual payment.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our total litigation accrual for TiVo was $517 million as of December 31, 2010.  As a result of the settlement agreement, during 2011, we reversed $335 million of this accrual and made a payment of approximately $290 million for our portion of the initial payment to TiVo.  Of this amount, approximately $182 million related to periods prior to 2011 and the remaining $108 million represented a prepayment.  Our $108 million prepayment and our $190 million share of the remaining payments, a total of $298 million, is being expensed ratably as a subscriber-related expense from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.  In connection with our TiVo settlement, TiVo agreed to advertise and market certain of our products and services.  As a result, during 2011, $6 million was recognized as a reduction of litigation expense and we recorded a pre-paid marketing asset on our Consolidated Statements of Operations and Comprehensive Income (Loss) and our Consolidated Balance Sheets, respectively, which is being amortized as costs of sales over the term of the agreement.

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

International Programming Rights Agreement.  During the years ended December 31, 2012 and 2011, we made no purchases and for the year ended December 31, 2010, we purchased $2 million of certain international rights for sporting events from EchoStar, included in “Subscriber-related expenses” on the Consolidated Statements of Operations and Comprehensive Income (Loss), of which EchoStar only retained a certain portion.

Acquisition of South.com, L.L.C.  During October 2010, we purchased all of South.com, L.L.C. from EchoStar and another party for $5 million.  South.com, L.L.C. is an entity that holds certain authorizations for multichannel video and data distribution service (“MVDDS”) spectrum in the United States.

Patent Cross-License Agreements.  During December 2011, we and EchoStar entered into separate patent cross-license agreements with the same third party whereby: (i) EchoStar and such third party licensed their respective patents to each other subject to certain conditions; and (ii) we and such third party licensed our respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”).  Each Cross License Agreement covers patents acquired by the respective party prior to January 1, 2017 and aggregate payments under both Cross-

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

License Agreements total less than $10 million. Each Cross License Agreement also contains an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 1, 2022.  If both options are exercised, the aggregate additional payments to such third party would total less than $3 million.  However, we and EchoStar may elect to extend our respective Cross-License Agreement independently of each other.  Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenues of us and EchoStar, we and EchoStar agreed to allocate our respective payments to such third party based on our respective percentage of combined total revenue.

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, dishNET Satellite Broadband L.L.C. (“dishNET Satellite Broadband”), our wholly-owned subsidiary, and HNS entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which dishNET Satellite Broadband has the right, but not the obligation, to market, sell and distribute the HNS satellite Internet service (the “Service”).  dishNET Satellite Broadband pays HNS a monthly per subscriber wholesale service fee for the Service based upon the subscriber’s service level, and, beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement has a term of five years with automatic renewal for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.  During the year ended December 31, 2012, we paid $1 million for these services from HNS, included in “Subscriber-related expenses” on the Consolidated Statements of Operations and Comprehensive Income (Loss).  Since this Distribution Agreement was entered into effective October 1, 2012, we incurred no expenses in prior periods.

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

Radio Access Network Agreement.  On November 29, 2012, we entered into an agreement with HNS pursuant to which HNS will construct for us a ground-based satellite radio access network (“RAN”) for a fixed fee.  The completion of the RAN under this agreement is expected to occur on or before November 29, 2014.  This agreement generally may be terminated by us at any time for convenience.  As of December 31, 2012, we capitalized $3 million for these services, included in “Property and equipment, net” on our Consolidated Balance Sheets.

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

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$72,549	$77,705	$79,547

	As of December 31,
	2012	2011
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$21,930	$5,853