Form 10-Q
period 2013-03-31
DISH Network CORP
filed 2013-05-09
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.

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

As of May 3, 2013, the registrant’s outstanding common stock consisted of 216,231,488 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

Risks Relating to our Proposed Merger with Sprint

•                  The merger agreement among Sprint Nextel Corporation (“Sprint”), SoftBank Corp. (“SoftBank”) and certain SoftBank affiliates dated as of October 15, 2012 may affect or limit Sprint’s willingness or ability to accept our proposed merger.

•                  Our proposed merger with Sprint would be subject to certain regulatory approvals.

•                  If we complete our proposed merger with Sprint, the terms of the financing related to the proposed merger could reduce our ability to raise additional indebtedness.

•                  If we complete our proposed merger with Sprint, the incurrence of indebtedness to finance the proposed merger will substantially increase our total debt outstanding.

•                  If we complete our proposed merger with Sprint, we may not realize all of the expected benefits from the proposed merger.

•                  If we complete our proposed merger with Sprint, we will be subject to the risks related to Sprint’s business.

•                  If we complete our proposed merger with Sprint, we may be required to spend additional capital or raise additional capital to support investment in Sprint’s business.

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

iii

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$2,930,842	$3,606,140
Marketable investment securities	4,164,228	3,631,637
Trade accounts receivable - other, net of allowance for doubtful accounts
of $14,226 and $16,945, respectively	866,676	842,905
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	9,784	26,960
Inventory	571,383	623,720
Deferred tax assets	99,854	99,854
Prepaid income taxes	19,883	110,608
Other current assets	673,911	117,329
Total current assets	9,336,561	9,059,153

Noncurrent Assets:
Restricted cash and marketable investment securities	90,977	134,410
Property and equipment, net of accumulated depreciation of $3,099,006 and $3,043,609, respectively	4,455,415	4,402,360
FCC authorizations	3,296,665	3,296,665
Marketable and other investment securities	125,353	119,051
Other noncurrent assets, net	349,428	367,969
Total noncurrent assets	8,317,838	8,320,455
Total assets	$17,654,399	$17,379,608

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$266,999	$298,722
Trade accounts payable - EchoStar	309,927	281,875
Deferred revenue and other	903,359	857,280
Accrued programming	1,155,324	1,096,908
Accrued interest	197,556	224,383
Litigation accrual	—	70,999
Other accrued expenses	502,991	556,599
Current portion of long-term debt and capital lease obligations	536,404	537,701
Total current liabilities	3,872,560	3,924,467

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	11,343,229	11,350,399
Deferred tax liabilities	1,715,917	1,662,732
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	402,739	370,382
Total long-term obligations, net of current portion	13,461,885	13,383,513
Total liabilities	17,334,445	17,307,980

Commitments and Contingencies (Note 12)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 271,161,841 and 270,613,262 shares issued, 215,043,581 and 214,495,002 shares outstanding, respectively	2,712	2,706
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,463,205	2,440,626
Accumulated other comprehensive income (loss)	203,689	188,803
Accumulated earnings (deficit)	(812,595)	(1,028,193)
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	289,936	36,867
Noncontrolling interest	30,018	34,761
Total stockholders’ equity (deficit)	319,954	71,628
Total liabilities and stockholders’ equity (deficit)	$17,654,399	$17,379,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
Revenue:
Subscriber-related revenue	$3,352,550	$3,224,465
Equipment and merchandise sales, rental and other revenue	200,534	350,737
Equipment sales, services and other revenue - EchoStar	2,140	6,667
Total revenue	3,555,224	3,581,869

Costs and Expenses (exclusive of depreciation shown separately below - Note 7):
Subscriber-related expenses	1,911,593	1,761,252
Satellite and transmission expenses:
EchoStar	112,933	109,854
Other	10,248	11,679
Cost of sales - equipment, merchandise, services, rental and other	99,526	142,262
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	77,487	84,769
Other subscriber acquisition costs	386,413	314,769
Total subscriber acquisition costs	463,900	399,538
General and administrative expenses - EchoStar	18,880	12,082
General and administrative expenses	251,564	364,093
Depreciation and amortization (Note 7)	234,327	208,698
Total costs and expenses	3,102,971	3,009,458

Operating income (loss)	452,253	572,411

Other Income (Expense):
Interest income	37,494	7,089
Interest expense, net of amounts capitalized	(161,386)	(138,013)
Other, net	9,740	110,282
Total other income (expense)	(114,152)	(20,642)

Income (loss) before income taxes	338,101	551,769
Income tax (provision) benefit, net	(127,425)	(191,643)
Net income (loss)	210,676	360,126
Less: Net income (loss) attributable to noncontrolling interest	(4,922)	(184)
Net income (loss) attributable to DISH Network	$215,598	$360,310

Weighted-average common shares outstanding - Class A and B common stock:
Basic	453,242	447,289
Diluted	456,192	449,880

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.48	$0.81
Diluted net income (loss) per share attributable to DISH Network	$0.47	$0.80

Comprehensive Income (Loss):
Net income (loss)	$210,676	$360,126
Other comprehensive income (loss):
Foreign currency translation adjustments	2,737	3,253
Unrealized holding gains (losses) on available-for-sale securities	17,783	51,021
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	1,362	(80,887)
Deferred income tax (expense) benefit	(6,996)	—
Total other comprehensive income (loss), net of tax	14,886	(26,613)
Comprehensive income (loss)	225,562	333,513
Less: Comprehensive income (loss) attributable to noncontrolling interest	(4,922)	(184)
Comprehensive income (loss) attributable to DISH Network	$230,484	$333,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$210,676	$360,126
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	234,327	208,698
Realized and unrealized losses (gains) on investments	(11,262)	(110,062)
Non-cash, stock-based compensation	11,320	23,182
Deferred tax expense (benefit)	46,795	3,597
Other, net	18,427	6,273
Change in noncurrent assets	11,994	15,567
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	32,357	(6,014)
Changes in current assets and current liabilities, net	131,828	357,183
Net cash flows from operating activities	686,462	858,550

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,316,229)	(289,168)
Sales and maturities of marketable investment securities	817,230	428,300
Purchases and prepaid funding of derivative financial instruments (Note 2)	(550,000)	—
Purchases of property and equipment	(311,527)	(168,928)
Change in restricted cash and marketable investment securities	42,948	(1,581)
DBSD North America Transaction, less cash acquired of $5,230	—	(40,015)
TerreStar Transaction	—	(36,942)
Other	(47,158)	(903)
Net cash flows from investing activities	(1,364,736)	(109,237)

Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(8,527)	(8,458)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	10,887	5,751
Other	388	1,045
Net cash flows from financing activities	2,748	(1,662)

Effect of exchange rates on cash and cash equivalents	228	1,909

Net increase (decrease) in cash and cash equivalents	(675,298)	749,560
Cash and cash equivalents, beginning of period	3,606,140	609,108
Cash and cash equivalents, end of period	$2,930,842	$1,358,668

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$219,959	$114,226
Capitalized interest	$35,290	$—
Cash received for interest	$15,292	$10,108
Cash paid for income taxes	$2,025	$13,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Organization and Business Activities

Principal Business

DISH Network Corporation is a holding company.  Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) operate three primary business segments.

•            DISH.  The DISH® branded direct broadcast satellite (“DBS”) pay-TV service had 14.092 million subscribers in the United States as of March 31, 2013.  The DISH branded pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET™ brand.

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

•            Wireless.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain interim and final build-out requirements.  On March 9, 2012, we completed the acquisitions of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”) and substantially all of the assets of TerreStar Networks, Inc. (“TerreStar”), pursuant to which we acquired, among other things, 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America (the “DBDS Transaction”) and TerreStar (the “TerreStar Transaction”).  The financial results of DBSD North America and TerreStar are included in our financial results beginning March 9, 2012.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our 2 GHz licenses to expand our terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of the spectrum and also mandated certain interim and final build-out requirements for the licenses.  See Note 8 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

2.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 10-K”).  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

•                  Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and derivative financial instruments indexed to marketable investment securities; and

•                  Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

As of March 31, 2013 and December 31, 2012, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable (net of allowance for doubtful accounts), derivative financial instruments, and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 5.

Fair values for our publicly traded debt securities are based on quoted market prices, when available.  The fair values of private debt are estimated based on an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the notes.  See Note 10 for the fair value of our long-term debt.

Derivative Financial Instruments

We may purchase and hold derivative financial instruments for, among other reasons, strategic or speculative purposes.  We record all derivative financial instruments on our Condensed Consolidated Balance Sheets at fair value as either assets or liabilities.  Changes in the fair values of derivative financial instruments are recognized in our results of operations and included in “Other, net” income and expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We currently have not designated any derivative financial instrument for hedge accounting.

During the first quarter 2013, we purchased derivative financial instruments that are indexed to the trading price of the common equity securities of Sprint, which generally can be terminated at our option at any time.  Under the terms of these derivative financial instruments, we are entitled to any increase in value and are responsible to the counterparty for any decrease in value based on the change in the fair value of the underlying securities.  As of March 31, 2013, we held an aggregate notional amount of $341 million of these derivative financial instruments.  We had also made prepayments of $209 million prior to the balance sheet date, which we used to purchase additional derivative financial instruments subsequent to March 31, 2013.  All amounts associated with these derivative financial instruments have been classified as “Other current assets” on our Condensed Consolidated Balance Sheets.  We recorded an unrealized gain of $8 million on these derivative financial instruments included in “Other, net” income and expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the three months ended March 31, 2013.  We held no derivative financial instruments as of December 31, 2012.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

In addition to the $341 million of derivative financial instruments that are indexed to the trading price of the common equity securities of Sprint, we held common equity securities in Sprint with a fair value of $75 million as of March 31, 2013, which is included in “Marketable investment securities” on our Condensed Consolidated Balance Sheets.  The fair value of the derivative financial instruments and our investment in Sprint’s common equity is dependent on the market value of Sprint’s common equity which may be volatile and vary depending on, among other things, Sprint’s financial and operational performance and market conditions.

Subsequent to March 31, 2013, we had purchased an additional aggregate notional amount of $251 million of these derivative financial instruments, consisting of the $209 million in prepayments held as of March 31, 2013 and $42 million of incremental funds.  As of May 1, 2013, we held $592 million aggregate notional amount of these derivative financial instruments.

Advertising Costs

Our advertising costs associated with acquiring new Pay-TV and Broadband subscribers and Blockbuster customers are expensed as incurred.  During the three months ended March 31, 2013 and 2012, we recorded advertising costs of $122 million and $99 million, respectively, within “Other subscriber acquisition costs” and “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Net income (loss) attributable to DISH Network	$215,598	$360,310

Weighted-average common shares outstanding - Class A and B common stock:
Basic	453,242	447,289
Dilutive impact of stock awards outstanding	2,950	2,591
Diluted	456,192	449,880

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.48	$0.81
Diluted net income (loss) per share attributable to DISH Network	$0.47	$0.80

As of March 31, 2013 and 2012, there were stock awards to purchase 1.9 million and 3.4 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.

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

	As of March 31,
	2013	2012
	(In thousands)
Performance-based options	9,791	9,619
Restricted Performance Units	2,118	1,281
Total	11,909	10,900

4.             Other Comprehensive Income (Loss)

The following table presents the tax effects on each component of “Other comprehensive income (loss).”  A full valuation allowance was established against any deferred tax assets that were capital in nature during 2012.

	For the Three Months
	Ended March 31,
	2013			2012
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$2,737	$—	$2,737	$3,253	$—	$3,253
Unrealized holding gains (losses) on available-for-sale securities	17,783	(6,996)	10,787	51,021	—	51,021
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	1,362	—	1,362	(80,887)	—	(80,887)
Other comprehensive income (loss)	$21,882	$(6,996)	$14,886	$(26,613)	$—	$(26,613)

The “Accumulated other comprehensive income (loss)” is detailed in the following table.

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total
	(In thousands)
Balance as of December 31, 2012	$(5,033)	$193,836	$188,803
Other comprehensive income (loss) before reclassification	2,737	17,783	20,520
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,362	1,362
Tax (expense) benefit	—	(6,996)	(6,996)
Balance as of March 31, 2013	$(2,296)	$205,985	$203,689

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

5.             Marketable Investment Securities, Restricted Cash  and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consist of the following:

	As of
	March 31,	December 31,
	2013	2012
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$123,976	$130,306
Current marketable investment securities - strategic	1,350,173	1,261,015
Current marketable investment securities - other	2,690,079	2,240,316
Total current marketable investment securities	4,164,228	3,631,637
Restricted marketable investment securities (1)	64,059	51,366
Noncurrent marketable investment securities - ARS and other (2)	112,474	106,172
Total marketable investment securities	4,340,761	3,789,175

Restricted cash and cash equivalents (1)	26,918	83,044

Other investment securities:
Other investment securities - cost method (2)	12,879	12,879
Total other investment securities	12,879	12,879

Total marketable investment securities, restricted cash and cash equivalents and other investment securities	$4,380,558	$3,885,098

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities include strategic and financial debt and equity investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of March 31, 2013, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  For example, a significant portion of the value of these investments is concentrated in the debt securities of Clearwire Corporation (“Clearwire”).  The adjusted cost basis of these Clearwire securities as of March 31, 2013 and December 31, 2012 was $755 million and $751 million, respectively.  The fair value of these Clearwire securities as of March 31, 2013 and December 31, 2012 was $950 million and $951 million, respectively.  Clearwire has a call option on certain of these debt securities upon 30 days notice.  The call option price is less than the fair market value of these debt securities and, if exercised, proceeds would be less than our recorded fair market value and therefore, reduce our unrealized gains recorded as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” on our Condensed Consolidated Balance Sheets.  This potential reduction in our unrealized gain related to the call option on these debt securities would have no impact on our results of operations.  In addition, Clearwire has indicated that it will need substantial additional capital to meet its business and financial obligations beyond the next 12 months.  The fair value of certain of the debt securities in our investment portfolio, including those of Clearwire, can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of March 31, 2013 and December 31, 2012, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation.  During the first quarter 2013, we released $42 million of restricted cash related to litigation.  See Note 12 for further information.

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

Fair Value Election.  As of March 31, 2013, our ARS and other noncurrent marketable investment securities portfolio of $112 million includes $67 million of securities accounted for under the fair value method.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2013 and December 31, 2012, we had accumulated net unrealized gains of $206 million and $194 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2013				As of December 31, 2012
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$123,976	$—	$—	$—	$130,306	$—	$—	$—
ARS and other	45,957	1,156	(5,370)	(4,214)	43,921	1,375	(8,033)	(6,658)
ARS fair value election	66,517	—	—	—	62,251	—	—	—
Other (including restricted)	3,748,615	203,257	(1,036)	202,221	3,287,317	208,208	(1,203)	207,005
Equity securities	355,696	38,789	(10,923)	27,866	265,380	17,918	(11,537)	6,381
Total	$4,340,761	$243,202	$(17,329)	$225,873	$3,789,175	$227,501	$(20,773)	$206,728

As of March 31, 2013, restricted and non-restricted marketable investment securities include debt securities of $2.473 billion with contractual maturities within one year, $1.333 billion with contractual maturities after one year through five years and $179 million with contractual maturities after ten years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of March 31, 2013, the unrealized losses on our investments in equity securities represent investments in companies in the telecommunications industry.  We are not aware of any specific factors which indicate the unrealized losses in these investments are due to anything other than temporary market fluctuations.  As of March 31, 2013 and December 31, 2012, the unrealized losses on our investments in debt securities primarily represent investments in ARS.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	March 31, 2013		December 31, 2012
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$1,213,859	$(734)	$761,551	$(909)
12 months or more	51,534	(5,672)	72,395	(8,327)
Equity Securities:
Less than 12 months	57,164	(10,923)	154,566	(11,537)
12 months or more	—	—	—	—
Total	$1,322,557	$(17,329)	$988,512	$(20,773)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$2,533,492	$4,336	$2,529,156	$—	$3,386,929	$67,833	$3,319,096	$—

Debt securities:
VRDNs	$123,976	$—	$123,976	$—	$130,306	$—	$130,306	$—
ARS and other	112,474	—	871	111,603	106,172	—	955	105,217
Other (including restricted)	3,748,615	11,115	3,737,500	—	3,287,317	11,182	3,276,135	—

Equity securities	355,696	355,696	—	—	265,380	265,380	—	—

Subtotal	4,340,761	366,811	3,862,347	111,603	3,789,175	276,562	3,407,396	105,217
Purchases and prepaid funding of derivative financial instruments	558,358	209,034	349,324	—	—	—	—	—
Total	$4,899,119	$575,845	$4,211,671	$111,603	$3,789,175	$276,562	$3,407,396	$105,217

As of March 31, 2013 and December 31, 2012, our Level 3 investments consist predominately of ARS and other investment securities.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  The valuation models used for some of our ARS investments require an evaluation of the underlying instruments held by the trusts that issue these securities.  For our other ARS and other investment

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

securities, our evaluation uses, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

Changes in Level 3 instruments are as follows:

Level 3
Investment
Securities
(In thousands)
Balance as of December 31, 2012	$105,217
Net realized and unrealized gains (losses) included in earnings	4,296
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	2,526
Purchases	—
Settlements	(436)
Issuances	—
Transfers from level 2 to level 3	—
Balance as of March 31, 2013	$111,603

During the three months ended March 31, 2013, we had no transfers in and out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” income and expense included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Three Months
	Ended March 31,
Other Income (Expense):	2013	2012
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$557	$4,619
Marketable investment securities - unrealized gains (losses) on investments accounted for at fair value	4,266	8,479
Marketable investment securities - gains (losses) on conversion of DBSD North America Notes (1)	—	99,445
Derivative financial instruments - unrealized gains (losses)	8,358	—
Marketable investment securities - other-than-temporary impairments	(1,919)	(2,481)
Other	(1,522)	220
Total	$9,740	$110,282

(1)         During the three months ended March 31, 2012, we recognized a $99 million non-cash gain related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

6.             Inventory

Inventory consists of the following:

	As of
	March 31,	December 31,
	2013	2012
	(In thousands)
DISH:
Finished goods - DBS	$267,475	$259,307
Raw materials	89,387	122,769
Work-in-process	112,769	82,361
Total DISH inventory	469,631	464,437
Blockbuster:
Rental library	54,689	81,956
Merchandise	47,063	76,180
Total Blockbuster inventory (1)	101,752	158,136
Wireless:
Finished goods	—	1,147
Total Wireless inventory	—	1,147
Total inventory	$571,383	$623,720

(1)         The decrease for the three months ended March 31, 2013 primarily related to the deconsolidation of Blockbuster UK on January 16, 2013.  See Note 9 for further information.

7.             Property and Equipment and Intangible Assets

Property and Equipment

As we prepare for commercialization of our 2 GHz wireless spectrum licenses which are recorded in FCC Authorizations, interest expense related to their carrying value is being capitalized within “Property and equipment, net” on our Condensed Consolidated Balance Sheets based on our average borrowing rate for our debt.  During the three months ended March 31, 2013 and 2012, we recorded capitalized interest of $35 million and zero, respectively.

Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)
Equipment leased to customers	$167,212	$152,443
Satellites	33,866	33,837
Buildings, furniture, fixtures, equipment and other	33,249	22,418
Total depreciation and amortization	$234,327	$208,698

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DBS Satellites.  We currently utilize 13 satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we own and depreciate over the useful life of each satellite.  We currently utilize capacity on five satellites from EchoStar, which are accounted for as operating leases.  See Note 14 for further discussion of our

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

satellite leases with EchoStar.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life of the satellite or the term of the satellite agreement.

2 GHz Satellites.  As a result of the DBSD Transaction and the TerreStar Transaction, three 2 GHz satellites were added to our satellite fleet, including two in-orbit satellites and one satellite under construction.  While the FCC’s recently issued rules applicable to our 2 GHz authorizations no longer require an integrated satellite component, we may use these satellites in the commercialization of our wireless spectrum or for other commercial purposes.  We are evaluating our options for these satellites and depending on our eventual use of these satellites, we may need to impair them in the future.

Satellite Anomalies.  Operation of our DISH branded pay-TV service requires that we have adequate DBS satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming.  While we generally have had in-orbit DBS satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

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

Prior to 2013, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and/or commercial operation of any of the satellites in our fleet.  See “Long-Lived DBS Satellite Assets” below for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

Leased Satellites

EchoStar XII.  Prior to 2012, EchoStar XII experienced solar array anomalies that reduced the total power available for use by the satellite.  During September and November 2012 and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the total power available for use by the satellite.  Since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.  Additional solar array anomalies are likely to continue to degrade operational capability in all of the possible modes.  This satellite is currently not in service and serves as an in-orbit spare.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Intangible Assets

As of March 31, 2013 and December 31, 2012, our identifiable intangibles subject to amortization consisted of the following:

	As of
	March 31, 2013		December 31, 2012
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Technology-based	$35,078	$(7,414)	$39,066	$(8,345)
Trademarks	18,236	(4,586)	18,236	(3,907)
Contract-based	11,300	(10,318)	11,275	(10,127)
Customer relationships	6,974	(6,335)	6,974	(5,736)
Total	$71,588	$(28,653)	$75,551	$(28,115)

Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately one to ten years.  Amortization was $5 million and $3 million for the three months ended March 31, 2013 and 2012, respectively.

Estimated future amortization of our identifiable intangible assets as of March 31, 2013 is as follows (in thousands):

For the Years Ended December 31,
2013 (remaining nine months)	$8,239
2014	9,871
2015	9,150
2016	8,362
2017	3,138
Thereafter	4,175
Total	$42,935

Goodwill

The excess of our investments in consolidated subsidiaries over net tangible and identifiable intangible asset value at the time of the investment is recorded as goodwill and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.  In conducting our annual impairment test in 2012, we determined that the fair value is substantially in excess of the carrying value.  As of March 31, 2013 and December 31, 2012, our goodwill was $126 million, which primarily related to our wireless segment.

8.             Acquisitions

DBSD North America and TerreStar Transactions

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, we and Sprint entered into a mutual release and settlement agreement (the “Sprint Settlement Agreement”) pursuant to which all issues then being disputed relating to the DBSD Transaction and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Agreement, we made a net payment of approximately $114 million to Sprint.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied our requests for waiver of the integrated service and spare satellite requirements but did not initially act on our request for waiver of the various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making (“NPRM”) proposing the elimination of the integrated service, spare satellite and various technical requirements associated with the 2 GHz licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our 2 GHz authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our 2 GHz licenses to expand our terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum for terrestrial services.  These limitations could, among other things, impact ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “2 GHz Interim Build-out Requirement”).  By March 2020, we must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “2 GHz Final Build-out Requirement”).  If we fail to meet the 2 GHz Interim Build-out Requirement, the 2 GHz Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If we fail to meet the 2 GHz Final Build-out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement will terminate.  In addition, the FCC is currently considering rules for a spectrum band that is adjacent to our 2 GHz licenses, known as the “H Block.”  If the FCC adopts rules for the H block that do not adequately protect our 2 GHz licenses, there could be a material adverse effect on our ability to commercialize the 2 GHz licenses.

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

9.             Blockbuster Administration

Blockbuster Entertainment Limited and Blockbuster GB Limited, our Blockbuster operating subsidiaries in the United Kingdom (collectively, the “Blockbuster UK Operating Entities”), entered into administration proceedings in the United Kingdom on January 16, 2013 (the “Administration”).  Administrators were appointed by the English courts to sell or liquidate the assets of the Blockbuster UK Operating Entities for the benefit of their creditors.  Since we no longer exercise control over operating decisions for the Blockbuster UK Operating Entities, we were required to deconsolidate our Blockbuster entities in the United Kingdom (collectively, “Blockbuster UK”) on January 16, 2013.  As a result of the Administration, we wrote down the assets of Blockbuster UK to their estimated net

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

realizable value on our Consolidated Balance Sheets as of December 31, 2012, and we recorded a charge to “Cost of sales - equipment, merchandise, services, rental and other” of $21 million during the year ended December 31, 2012 on our Consolidated Statements of Operations and Comprehensive Income (Loss).

As of December 31, 2012, we had intercompany receivables due from Blockbuster UK of approximately $37 million that were previously eliminated in consolidation on our Consolidated Balance Sheets.  As a result of deconsolidation of Blockbuster UK on January 16, 2013, the intercompany receivables are no longer eliminated in consolidation.  We believe we will not receive the entire amount for these intercompany receivables in the Administration and accordingly, we recorded a $25 million impairment charge related to these intercompany receivables, to adjust these amounts to their estimated net realizable value for the year ended December 31, 2012.  This impairment charge was recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and the resulting liability was recorded in “Other accrued expenses” on our Consolidated Balance Sheets as of December 31, 2012.  In total, we recorded charges described above of approximately $46 million on a pre-tax basis on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012 related to the Administration.

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

Upon deconsolidation on January 16, 2013, the above amounts were combined into one net asset and the intercompany receivables of $37 million, net of the impairment liability of $25 million described above, were recorded in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets as a component of our investment in Blockbuster UK.

On March 25, 2013, Gordon Brothers Europe purchased certain assets and assumed certain liabilities of the Blockbuster UK Operating Entities through the Administration.  As a result, we recorded an additional $2 million impairment charge related to the intercompany receivables, to adjust these amounts to their estimated net realizable value.  This impairment charge was recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013.  In total, as of March 31, 2013, we have recorded charges of approximately $48 million on a pre-tax basis related to the Administration.  The proceeds that we actually receive from the Administration and the actual impairment charge may differ from our estimates.

For the three months ended March 31, 2012, Blockbuster UK had $71 million of revenue and an operating loss of $4 million.  Upon deconsolidation on January 16, 2013, the revenue and expenses related to Blockbuster UK are no longer recorded in our Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

10.          Long-Term Debt

4 1/4% Senior Notes due 2018

On April 5, 2013, we issued $1.2 billion aggregate principal amount of our five-year, 4 1/4% Senior Notes due April 1, 2018 at an issue price of 100.0%.  Interest accrues at an annual rate of 4 1/4% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year, commencing on October 1, 2013.

The 4 1/4% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to April 1, 2016, we may also redeem up to 35.0% of the 4 1/4% Senior Notes at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

The 4 1/4% Senior Notes are:

•                  general unsecured senior obligations of DISH DBS;

•                  ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and

•                  ranked effectively junior to DISH DBS’ and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 4 1/4% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

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

•                  merge or consolidate with another company; and

•                  transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 4 1/4% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

5 1/8% Senior Notes due 2020

On April 5, 2013, we issued $1.1 billion aggregate principal amount of our seven-year, 5 1/8% Senior Notes due May 1, 2020 at an issue price of 100.0%.  Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash, in arrears on May 1 and November 1 of each year, commencing on November 1, 2013.

The 5 1/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to May 1, 2016, we may also redeem up to 35.0% of the 5 1/8% Senior Notes at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

The 5 1/8% Senior Notes are:

•                  general unsecured senior obligations of DISH DBS;

•                  ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

unsecured senior debt; and

•                  ranked effectively junior to DISH DBS’ and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 5 1/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

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

•                  merge or consolidate with another company; and

•                  transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 5 1/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of March 31, 2013 and December 31, 2012:

	As of
	March 31, 2013		December 31, 2012
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
7% Senior Notes due 2013 (1)	$500,000	$513,350	$500,000	$521,875
6 5/8% Senior Notes due 2014	1,000,000	1,063,750	1,000,000	1,078,500
7 3/4% Senior Notes due 2015	750,000	815,385	750,000	844,725
7 1/8% Senior Notes due 2016	1,500,000	1,668,750	1,500,000	1,683,750
4 5/8% Senior Notes due 2017	900,000	933,750	900,000	940,500
7 7/8% Senior Notes due 2019	1,400,000	1,664,250	1,400,000	1,669,500
6 3/4% Senior Notes due 2021	2,000,000	2,220,000	2,000,000	2,280,000
5 7/8% Senior Notes due 2022	2,000,000	2,102,000	2,000,000	2,150,000
5% Senior Notes due 2023	1,500,000	1,485,000	1,500,000	1,548,750
Mortgages and other notes payable	88,446	88,446	88,955	88,955
Subtotal	11,638,446	$12,554,681	11,638,955	$12,806,555
Capital lease obligations (2)	241,187	NA	249,145	NA
Total long-term debt and capital lease obligations (including current portion)	$11,879,633		$11,888,100

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

11.          Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of March 31, 2013, we had outstanding under these plans stock options to acquire 17.7 million shares of our Class A common stock and 2.1 million restricted stock units.  Stock options granted prior to March 31, 2013 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of March 31, 2013, we had 70.0 million shares of our Class A common stock available for future grant under our stock incentive plans.

On December 28, 2012, we paid a dividend in cash of $1.00 per share on our outstanding Class A and Class B common stock to shareholders of record on December 14, 2012.  In light of such dividend, during January 2013, the exercise price of 16.3 million stock options, affecting approximately 550 employees, was reduced by $0.77 per share (the “2012 Stock Option Adjustment”).  Except as noted below, all information discussed below reflects the 2012 Stock Option Adjustment.

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  In connection with the Spin-off, each DISH Network stock award was converted into an adjusted DISH Network stock award and a new EchoStar stock award consistent with the Spin-off exchange ratio.  We are responsible for fulfilling all stock awards related to DISH Network common stock and EchoStar is responsible for fulfilling all stock awards related to EchoStar common stock, regardless of whether such stock awards are held by our or EchoStar’s employees.  Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by DISH Network or EchoStar.  Accordingly, stock-based compensation that we expense with respect to EchoStar stock awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  As of March 31, 2013, we have recognized all of our stock-based compensation expense resulting from EchoStar stock awards outstanding at the Spin-off date held by our employees except for the 2005 LTIP performance awards, which were determined not to be probable as of March, 31, 2013.  See discussion of the 2005 LTIP below.

The following stock awards were outstanding:

	As of March 31, 2013
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH Network employees	15,736,114	2,027,581	1,199,408	44,954
Held by EchoStar employees	1,989,468	89,999	N/A	N/A
Total	17,725,582	2,117,580	1,199,408	44,954

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Stock Award Activity

Our stock option activity was as follows:

	For the Three Months
	Ended March 31, 2013
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	16,399,870	$19.04
Granted	1,875,000	$36.40
Exercised	(517,288)	$19.10
Forfeited and cancelled	(32,000)	$18.99
Total options outstanding, end of period	17,725,582	$20.17
Performance-based options outstanding, end of period (2)	9,790,850	$21.58
Exercisable at end of period	5,976,931	$17.63

(1)         The beginning of period weighted-average exercise price of $19.04 does not reflect the 2012 Stock Option Adjustment, which occurred subsequent to December 31, 2012.

(2)         These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP, 2013 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)
Tax benefit from stock awards exercised	$1,822	$1,743

Based on the closing market price of our Class A common stock on March 31, 2013, the aggregate intrinsic value of our stock options was as follows:

	As of March 31, 2013
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$314,359	$121,145

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Our restricted stock unit activity was as follows:

	For the Three Months
	Ended March 31, 2013
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,185,080	$22.99
Granted	937,500	$36.40
Vested	—	$—
Forfeited and cancelled	(5,000)	$24.32
Total restricted stock units outstanding, end of period	2,117,580	$28.93
Restricted Performance Units outstanding, end of period (1)	2,117,580	$28.93

(1)         These Restricted Performance Units are included in the caption “Total restricted stock units outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP, 2013 LTIP and other employee performance awards below.

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of March 31, 2013, that assessment could change in the future.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the three months ended March 31, 2013, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion (1)
	(In thousands)
DISH Network awards held by DISH Network employees	$36,924	$34,431
EchoStar awards held by DISH Network employees	6,372	6,038
Total	$43,296	$40,469

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

During the first quarter 2011, we determined that all of the 2008 LTIP performance goals are probable of achievement.  As of March 31, 2013, approximately 70% of the 2008 LTIP awards had vested.  We are recognizing the associated non-cash stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period for vesting of the approximately 30% of the awards remaining, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

2013 LTIP.  During 2013, we adopted a long-term, performance-based stock incentive plan (the “2013 LTIP”).  The 2013 LTIP provides stock options and restricted stock units in combination, which vest based on company-specific subscriber and financial goals.  Exercise of the stock awards is contingent on achieving these goals by September 30, 2022.  Regardless of when achieved, no vesting will occur or payment will be made under the 2013 LTIP for any performance goals prior to March 31, 2014.

Although no awards vest until the Company attains the performance goals, compensation related to the 2013 LTIP will be recorded based on management’s assessment of the probability of meeting the goals.  If the goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal.  Consequently, while it was determined that achievement of any of these goals was not probable as of March 31, 2013, that assessment could change in the future.

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

Although no awards vest until the performance goals are attained, we determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the three months ended March 31, 2013 and 2012, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain other company-specific subscriber, operational and financial goals was not probable as of March 31, 2013, that assessment could change in the future.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The non-cash stock-based compensation expense associated with these awards is as follows:

	For the Three Months
	Ended March 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2013	2012
	(In thousands)
2008 LTIP	$2,010	$5,839
2013 LTIP	—	—
Other employee performance awards	2,001	3,139
Total non-cash, stock-based compensation expense recognized for performance-based awards	$4,011	$8,978

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	2013 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2013	$1,061	$—	$1,789
Estimated contingent expense subsequent to 2013	—	64,826	43,185
Total estimated remaining expense over the term of the plan	$1,061	$64,826	$44,974

Of the 17.7 million stock options and 2.1 million restricted stock units outstanding under our stock incentive plans, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of March 31, 2013
	Number of Awards	Weighted- Average Exercise Price
Performance-Based Stock Options
2005 LTIP	3,209,500	$20.33
2008 LTIP	1,706,350	$9.75
2013 LTIP	1,875,000	$36.40
Other employee performance awards	3,000,000	$20.39
Total	9,790,850	$21.58

Restricted Performance Units
2005 LTIP	314,830
2008 LTIP	10,250
2013 LTIP	937,500
Other employee performance awards	855,000
Total	2,117,580

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Stock-Based Compensation

During the three months ended March 31, 2013, we incurred $5 million of additional non-cash, stock-based compensation expense in connection with the 2012 Stock Option Adjustment discussed previously.  This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)
Subscriber-related	$444	$837
General and administrative	10,876	22,345
Total non-cash, stock-based compensation	$11,320	$23,182

As of March 31, 2013, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $18 million.  This cost is based on an estimated future forfeiture rate of approximately 4.3% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the three months ended March 31, 2013 and 2012 was originally estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months
	Ended March 31,
Stock Options	2013 (1)	2012
Risk-free interest rate	1.93%	0.51% - 1.29%
Volatility factor	32.37%	38.80% - 39.34%
Expected term of options in years	10.0	3.4 - 5.9
Weighted-average fair value of options granted	$16.37	$9.49 - $12.69

(1)  During the three months ended March 31, 2013, all stock options granted had the same vesting period.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

12.          Commitments and Contingencies

Wireless Spectrum

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.

On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our 2 GHz licenses to expand our terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum for terrestrial services.  These limitations could, among other things, impact ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “2 GHz Interim Build-out Requirement”).  By March 2020, we must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “2 GHz Final Build-out Requirement”).  If we fail to meet the 2 GHz Interim Build-out Requirement, the 2 GHz Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If we fail to meet the 2 GHz Final Build-out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement will terminate.  In addition, the FCC is currently considering rules for a spectrum band that is adjacent to our 2 GHz licenses, known as the “H Block.”  If the FCC adopts rules for the H block that do not adequately protect our 2 GHz licenses, there could be a material adverse effect on our ability to commercialize the 2 GHz licenses.  See Note 8 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

investments or partner with others.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $90 million over approximately the next 23 months.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under their satellite transponder service agreement through 2019.  As of March 31, 2013, the remaining obligation of our guarantee is $422 million.

As of March 31, 2013, we have not recorded a liability on the balance sheet for any of these guarantees.

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

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants, which the New York State Supreme Court, Appellate Division, First Department (the “First Department”) affirmed on April 2, 2013.  We intend to further appeal.

ESPN had asserted a counterclaim alleging that we owed approximately $35 million under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted, in part, ESPN’s motion for summary judgment on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  On December 29, 2010, the First Department affirmed the partial grant of ESPN’s motion for summary judgment on the counterclaim.  After the partial grant of ESPN’s motion for summary judgment, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreements.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York State Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On October 11, 2012, the New York State Supreme Court awarded ESPN $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim.  As a result, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of December 31, 2012.  During the first quarter 2013, we paid $71 million to ESPN related to the counterclaim and attorneys’ fees and $12 million for accrued interest, which amounts we may be able to recover if our further appeals are successful.  We intend to vigorously prosecute and defend this case.

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal, LLC.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features of our Hopper® set-top box.  A consumer can use the PrimeTime Anytime feature, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  A consumer can use the AutoHop feature, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Sling placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge, but remain separate cases.

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various counterclaims and amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC parties are pending in New York; (2) the copyright and contract claims regarding the CBS parties are pending in New York; (3) the copyright and contract claims regarding the Fox parties are pending in California; and (4) the copyright and contract claims regarding the NBC parties are pending in California.  The NBC plaintiffs and Fox plaintiffs have filed amended complaints in their respective California actions adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  In addition, the Fox plaintiffs’ amended complaint added claims challenging the Sling placeshifting functionality and Hopper Transfers™ feature of our second-generation Hopper set-top box.  Additionally, both the ABC and CBS parties have filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of our CBS retransmission consent agreement.

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs have appealed, and oral argument has been scheduled before the United States Court of Appeals for the Ninth Circuit on June 3, 2013.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and we and the ABC plaintiffs have filed briefs related to that motion.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against:  (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  A hearing on that motion was held on April 19, 2013.

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

Norman IP Holdings, Inc.

On September 15, 2011, Norman IP Holdings, Inc. (“Norman”) filed a patent infringement complaint against Brother International Corporation and Lexmark International Corporation in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “555 patent”) and U.S. Patent No. 5,502,689 (the “689 patent”).  On January 27, 2012, Norman filed a second amended complaint that added us as a defendant, among others.  On February 8, 2013, Norman filed a third amended complaint that added claims against us alleging infringement of U.S. Patent No. 5,530,597 (the “597 patent”).  In the fourth amended complaint, filed on April 8, 2013, Norman added claims against us for infringement of U.S. Patent Nos. 5,608,873 (the “873 patent”) and 5,771,394 (the “394 patent”).  In the operative fifth amended complaint, filed on May 1, 2013, in addition to us, Norman names Mercedes-Benz USA, LLC, Volkswagen Group of America, Inc., Xerox Corporation, ZTE (USA) Inc., and ZTE Solutions, Inc. as defendants.

The 555 patent relates to a wireless communications privacy method and system, the 689 patent relates to a clock generator capable of shut-down mode and clock generation method, and the 597 patent relates to an interrupt enable circuit that allows devices to exit processes without using a hardware reset, the 873 patent relates to a device and method for providing inter-processor communication in a multi-processor architecture, and the 394 patent relates to a servo loop control apparatus having a master microprocessor and at least one autonomous streamlined signal processor.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The trial date has been set for January 5, 2015.

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

Olympic Developments AG, LLC

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 7, 2011, the case was stayed pending reexamination by the U.S. Patent and Trademark Office.  On March 12, 2013, Olympic voluntarily dismissed its claims against us without prejudice.

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

Pragmatus Telecom, LLC

On December 5, 2012, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware alleging infringement of United States Patent Nos. 6,311,231, 6,668,286, and 7,159,043.  Pragmatus alleges that the click-to-chat and click-to-call customer support features of the DISH web site and call center management systems infringe these patents.  Pragmatus has brought similar complaints against more than 40 other companies, including Comcast, AT&T, Sprint, Frontier Communications, Bright House, UPS, FedEx, GM and Ford.  Pragmatus is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 5, 2013, Pragmatus voluntarily dismissed with prejudice all claims in the action relating to allegedly infringing features provided by certain of our vendors.  Pragmatus also voluntarily dismissed without prejudice all remaining claims in the action.

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International Associates”) filed a complaint against us, our wholly-owned subsidiaries, DISH DBS and DISH Network L.L.C., and EchoStar and its wholly-owned subsidiary, EchoStar Technologies L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the “725 patent”), which is entitled “List Building System.”  The 725 patent relates to a system for building an inventory of audio/visual works.  Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 27, 2013, Premier International Associates dismissed the action against us and the EchoStar defendants with prejudice, pursuant to a settlement under which we and the EchoStar defendants made an immaterial payment in exchange for a license to certain patents and patent applications.

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against us in the United States District Court for the Central District of California.  In the Operative Seventh Amended Complaint, filed on March 22, 2013, Preservation Technologies also names Netflix, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Disney Online, American Broadcasting Companies, Inc., Yahoo! Inc., Wal-Mart Stores, Inc., Vudu, Inc. and ESPN Internet Ventures as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services and our Hopper and Joey® set-top boxes infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

TQP Development, LLC

On April 4, 2012, TQP Development, LLC (“TQP Development”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,412,730 titled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP Development is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The trial date has been set for January 6, 2014.

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

Tse

On May 30, 2012, Ho Keung Tse filed a complaint against our wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,665,797, which is entitled “Protection of Software Again [sic] Against Unauthorized Use.”  Mr. Tse is the named inventor on the patent.  On the same day that he sued Blockbuster, Mr. Tse filed a separate action in the same court alleging infringement of the same patent against Google, Samsung and HTC.  He also has earlier-filed litigation on the same patent pending in the United States District Court for the Northern District of California against Sony

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Connect, Inc., Napster, Inc., Apple Computer, Inc., Realnetworks, Inc., and MusicMatch, Inc.  On March 8, 2013, the Court granted Blockbuster L.L.C.’s motion to transfer the matter to the United States District Court for the Northern District of California, the same venue where the matter against Google, Samsung and HTC also was transferred.

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

13.          Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  Operating income is the primary measure used by our chief operating decision maker to evaluate segment operating performance.  We operate three primary business segments.

•                  DISH.  The DISH branded DBS pay-TV service had 14.092 million subscribers in the United States as of March 31, 2013.  The DISH branded pay-TV service consists of FCC licenses authorizing us to use DBS and FSS spectrum, our owned and leased satellites, receiver systems, third party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET brand.

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

•                  Wireless.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar.  The financial results of DBSD North America and TerreStar are included in our financial results beginning March 9, 2012.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  See Note 8 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The total assets, revenue and operating income by segment are as follows:

	As of
	March 31,	December 31,
	2013	2012
	(In thousands)
Total assets:
DISH	$13,946,338	$13,568,087
Blockbuster (1)	278,710	357,267
Wireless	4,087,404	4,062,383
Eliminations	(658,053)	(608,129)
Total assets	$17,654,399	$17,379,608

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)
Revenue:
DISH	$3,379,043	$3,252,922
Blockbuster (1)	180,324	333,991
Wireless (2)	650	33
Eliminations	(4,793)	(5,077)
Total revenue	$3,555,224	$3,581,869

Operating income (loss):
DISH	$469,632	$566,545
Blockbuster	623	13,957
Wireless (2)	(18,002)	(8,091)
Total operating income (loss)	$452,253	$572,411

(1)         The decrease for the three months ended March 31, 2013 primarily related to the deconsolidation of Blockbuster UK on January 16, 2013.  See Note 9 for further information.

(2)         The three months ended March 31, 2012 includes Wireless results from the acquisitions of DBSD North America and TerreStar on March 9, 2012.

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the products are delivered and services are provided.  The following table summarizes revenue attributed to the United States and foreign locations.

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenue:
United States	$3,490,475	$3,457,835
United Kingdom (1)	10,883	70,711
Mexico	45,329	41,306
Other	8,537	12,017
Total revenue	$3,555,224	$3,581,869

(1)         The decrease for the three months ended March 31, 2013 primarily related to the deconsolidation of Blockbuster UK on January 16, 2013.  See Note 9 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

14.          Related Party Transactions

Related Party Transactions with EchoStar

Following the Spin-off, EchoStar has operated as a separate public company, and we have no continued ownership interest in EchoStar.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

Management Services Agreement.  We have a Management Services Agreement with EchoStar pursuant to which we make certain of our officers available to provide services (which are primarily legal and accounting services) to EchoStar.  Specifically, Paul W. Orban remains employed by us, but also served as EchoStar’s Senior Vice President and Controller through April 2012.  EchoStar makes payments to us based upon an allocable portion of the

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

personnel costs and expenses incurred by us with respect to any such officers (taking into account wages and fringe benefits).  These allocations are based upon the estimated percentages of time to be spent by our executive officers performing services for EchoStar under the Management Services Agreement.  EchoStar also reimburses us for direct out-of-pocket costs incurred by us for management services provided to EchoStar.  We and EchoStar evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and EchoStar mutually agree upon.

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

Real Estate Lease Agreements.  Since the Spin-off, we have entered into lease agreements pursuant to which we lease certain real estate to EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

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

“Satellite and transmission expenses — EchoStar”

Broadcast Agreement.  Effective January 1, 2012, we and EchoStar entered into a broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which EchoStar provides broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 1, 2012 to December 31, 2016.  The fees for services provided under the 2012 Broadcast Agreement are calculated at either:  (a) EchoStar’s cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.  We have the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to EchoStar.  If we terminate the teleport services provided under the 2012 Broadcast Agreement for a reason other than EchoStar’s breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.

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

EchoStar VI, VIII and XII.  The leases for EchoStar VI, VIII and XII generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  Beginning in the first quarter 2013, the leases for the EchoStar VI and VIII satellites expired in accordance with their terms and we no longer lease capacity from EchoStar on EchoStar VI and VIII.

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

Nimiq 5 Agreement.  During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During 2009, EchoStar also entered into a satellite service

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we currently receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussion under “Guarantees” in Note 12.

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

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we receive service from EchoStar on 24 of the DBS transponders.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explored alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar provided us with alternate capacity at the 77 degree orbital location.  During the third quarter 2012, we and EchoStar entered into an agreement pursuant to which we sublease back to EchoStar five of the 24 DBS transponders on the QuetzSat-1 satellite.  Rental income generated from this sublease is recorded as revenue within “Services and other revenue — EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013.

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

TT&C Agreement.  Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  We are able to terminate the 2012 TT&C Agreement for any reason upon 60 days notice.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

•                  Cheyenne Lease Agreement.  The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  We have the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  In November 2012, we exercised our right to renew this agreement for a one-year period ending on December 31, 2013.

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon at least 120 days notice to EchoStar.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive certain services related to placeshifting.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon at least 120 days notice to EchoStar.

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

DISH Digital Holding L.L.C.  Effective July 1, 2012, we and EchoStar formed DISH Digital Holding L.L.C. (“DISH Digital”), which is owned two-thirds by DISH and one-third by EchoStar and is consolidated into our financial statements beginning July 1, 2012.  DISH Digital was formed to develop and commercialize certain advanced technologies.  We, EchoStar and DISH Digital entered into the following agreements with respect to DISH Digital:  (i) a contribution agreement pursuant to which we and EchoStar contributed certain assets in exchange for our respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement, which provides for the governance of DISH Digital; and (iii) a commercial agreement pursuant to which, among other things, DISH Digital has: (a) certain rights and corresponding obligations with respect to DISH Digital’s business; and (b) the right, but not the obligation, to receive certain services from us and EchoStar, respectively.  Since a substantial majority of the voting power of the shares of both us and EchoStar is owned beneficially by Charles W. Ergen, our Chairman and EchoStar’s Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family, this is a formation of an entity under common control and a step up in basis is not allowed; therefore each party’s contributions were recorded at historical book value for accounting purposes.  We consolidated DISH Digital with EchoStar’s ownership position recorded as non-controlling interest.

Application Development Agreement.  During the fourth quarter 2012, we and EchoStar entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which EchoStar provides us with certain services relating to the development of web-based applications for set-top boxes for a period ending on February 1, 2015.  The Application Development Agreement renews automatically for successive one-year periods thereafter, unless terminated earlier by us or EchoStar at any time upon at least 90 days’ notice.  The fees for services provided under the Application Development Agreement are calculated at EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.

XIP Encryption Agreement.  During the third quarter 2012, we entered into an encryption agreement with EchoStar for our XiP line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which EchoStar provides certain security measures on our XiP line of set-top boxes for a period until December 31, 2014.  Under the XiP Encryption Agreement, we have the option, but not the obligation, to extend the XiP Encryption Agreement for one additional year upon 180 days notice prior to the end of the term.  We and EchoStar each have the right to terminate the XiP Encryption Agreement for any reason upon at least 30 days notice and 180 days notice, respectively.  The fees for the services provided under the XIP Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Other Agreements — EchoStar

Receiver Agreement.  EchoStar is currently our sole supplier of set-top box receivers.  Effective January 1, 2012, we and EchoStar entered into a receiver agreement (the “2012 Receiver Agreement”) pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We have an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  The 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.  EchoStar provides us with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.

For the three months ended March 31, 2013 and 2012, we purchased set-top boxes and other equipment from EchoStar of $297 million and $237 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and Hughes entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which Hughes provides certain portions of the equipment and broadband service used to implement our RUS program.  The initial term of the RUS Agreement shall continue until the earlier of: (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days’ prior written notice to Hughes.  During the three months ended March 31, 2013 and 2012, we expensed $1 million under this agreement which is included in “Cost of sales — equipment, merchandise, services, rental and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, dishNET Satellite Broadband L.L.C. (“dishNET Satellite Broadband”), our wholly-owned subsidiary, and HNS entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which dishNET Satellite Broadband has the right, but not the obligation, to market, sell and distribute the HNS satellite Internet service (the “Service”).  dishNET Satellite Broadband pays HNS a monthly per subscriber wholesale service fee for the Service based upon the subscriber’s service level, and, beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET Satellite Broadband has the right, but not the obligation, to purchase certain broadband equipment from HNS to support the sale of the Service.  The Distribution Agreement has a term of five years with automatic renewal for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.  During the three months ended March 31, 2013, we paid $3 million for these services from HNS, included in “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Since this Distribution Agreement was entered into effective October 1, 2012, we did not incur any expense for the three months ended March 31, 2012.

For the three months ended March 31, 2013, we purchased broadband equipment from EchoStar of $12 million.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  For the three months ended March 31, 2012, we did not purchase any broadband equipment from EchoStar under the Distribution Agreement.

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

Radio Access Network Agreement.  On November 29, 2012, we entered into an agreement with HNS pursuant to which HNS will construct for us a ground-based satellite radio access network (“RAN”) for a fixed fee.  The completion of the RAN under this agreement is expected to occur on or before November 29, 2014.  This agreement generally may be terminated by us at any time for convenience.  As of March 31, 2013 and December 31, 2012, we had capitalized in total $5 million and $3 million, respectively, for these services, included in “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$22,019	$17,484

	As of
	March 31,	December 31,
	2013	2012
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$23,615	$21,930

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

15.          Subsequent Events

Sprint Merger Proposal

On April 15, 2013, we announced that we had submitted a merger proposal to the Board of Directors of Sprint for a total consideration of $25.5 billion, consisting of $17.3 billion in cash and $8.2 billion in stock.  Under this proposal, Sprint shareholders would receive $7.00 per share, based upon the closing price of DISH Network shares on April 12, 2013, consisting of $4.76 per share in cash and 0.05953 DISH Network shares per Sprint share.  The equity portion would represent approximately 32% ownership in the combined DISH Network/Sprint.  There is no assurance that our proposal will be accepted by Sprint or that we will ultimately be able to complete a transaction with Sprint upon terms acceptable to us.  The proposed merger would be subject to, among other things, certain regulatory approvals, approval by Sprint’s shareholders and other customary closing conditions.

To the extent that we complete the proposed merger with Sprint, we will be required to commit a majority of our cash and marketable securities, and we will incur significant additional indebtedness, to finance the cash consideration and possibly to refinance certain existing debt.  These commitments may cause us to defer or curtail other strategic investments, investments in our pay-TV business or other transactions.  The incurrence of indebtedness to finance the proposed merger with Sprint, together with Sprint’s existing indebtedness, will increase the leverage of the combined company.  In addition, we may be required to spend additional capital or raise additional capital to support investment in Sprint’s business and to continue the build-out of a wireless network, which may not be available on acceptable terms.  There can be no assurance that we will be able to achieve our business and financial goals following the proposed merger with Sprint, which may affect the carrying value of our assets and our future financial condition and/or results of operations.  If we are unable to successfully address these challenges and risks, among others, our business, financial condition and/or results of operations may suffer.  For additional information, see Item 1A, “Risk Factors - Risks Relating to our Proposed Merger with Sprint.”

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this quarterly report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.”

EXECUTIVE SUMMARY

Overview

DISH added approximately 36,000 net Pay-TV subscribers during the three months ended March 31, 2013, compared to the addition of approximately 104,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 primarily resulted from an increase in our Pay-TV churn rate and lower gross new Pay-TV subscriber activations.

Our Pay-TV churn rate for the three months ended March 31, 2013 was 1.47% compared to 1.35% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we had a programming package price increase in the first quarter 2013 and did not during the same period in 2012.  Churn continues to be adversely affected by the increased competitive pressures discussed below.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, the aggressiveness of competitor subscriber acquisition efforts, and our ability to control piracy and other forms of fraud.

During the three months ended March 31, 2013, DISH added approximately 654,000 gross new Pay-TV subscribers compared to the addition of approximately 673,000 gross new Pay-TV subscribers during the same period in 2012, a decrease of 2.8%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

On September 27, 2012, we began marketing our satellite broadband service under the dishNET™ brand.  This service leverages advanced technology and high-powered satellites launched by Hughes and ViaSat to provide broadband coverage nationwide.  This service primarily targets approximately 15 million rural residents that are underserved, or unserved, by wireline broadband, and provides download speeds of up to 10 Mbps.  We lease the customer premise equipment to subscribers and generally pay Hughes and ViaSat a wholesale rate per subscriber on a monthly basis.  Currently, we generally utilize our existing DISH distribution channels under similar incentive arrangements as our pay-TV business to acquire new Broadband subscribers.

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

DISH added approximately 66,000 net Broadband subscribers during the three months ended March 31, 2013 compared to the addition of approximately 6,000 net Broadband subscribers during the same period in 2012.  This

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

increase versus the same period in 2012 primarily resulted from higher gross new Broadband subscriber activations.  During the three months ended March 31, 2013, DISH added approximately 83,000 gross new Broadband subscribers compared to the addition of approximately 14,000 gross new Broadband subscribers during the same period in 2012.  This increase was driven by increased advertising related to the dishNET branded broadband services.  Broadband services revenue was $40 million and $20 million for the three months ended March 31, 2013 and 2012, respectively, and 1.2% and 0.6% of our total “Subscriber-related revenue,” respectively.

“Net income (loss) attributable to DISH Network” for the three months ended March 31, 2013 was $216 million, compared to $360 million for the same period in 2012.  During the three months ended March 31, 2013, “Net income (loss) attributable to DISH Network” decreased primarily due to an increase in subscriber-related expenses and subscriber acquisition costs, partially offset by the programming package price increase in February 2013.  “Net income (loss) attributable to DISH Network” for the three months ended March 31, 2012 was favorably impacted by the non-cash gain of $99 million related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further information.

Our ability to compete successfully will depend on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices, among other things.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase, especially for local broadcast channels and sports programming.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  In addition, increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Additionally, our gross new Pay-TV subscriber activations and Pay-TV subscriber churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire or if we lose access to programming as a result of disputes with programming suppliers.

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

To maintain and enhance our competitiveness over the long term, we introduced the Hopper® set-top box, that a consumer can use, at his or her option, to view recorded programming in HD in multiple rooms.  We recently introduced the Hopper set-top box with Sling, which promotes a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as DISH Anywhere™ that utilizes, among other things, online access and Slingbox “placeshifting” technology.  In addition, the Hopper with Sling has several innovative features that a consumer can use, at his or her option, to watch and record television programming through certain tablet computers and combines program-discovery tools, social media engagement and remote-control capabilities through the use of certain tablet computers.  There can be no assurance that these integrated products will positively affect our results of operations or our gross new Pay-TV subscriber activations.

During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime™ and AutoHop™ features of the Hopper set-top box infringe their copyrights.  Subsequently, Fox has alleged that the Sling placeshifting functionality and Hopper Transfers™ feature of our second generation Hopper set-top-box infringe its copyrights.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Blockbuster operations are included in our financial results beginning April 26, 2011.  During the three months ended March 31, 2013, Blockbuster operations contributed $180 million in revenue and $1 million in operating income compared to $334 million in revenue and $14 million in operating income for the same period in 2012.  The decrease in revenue during the three months ended March 31, 2013 primarily related to the deconsolidation of Blockbuster UK and Blockbuster domestic store closings during 2013 and 2012.  During the first quarter 2013, we closed approximately 150 domestic retail stores, leaving us with approximately 650 domestic retail stores as of March 31, 2013.  During the second quarter 2013 we plan to close approximately 150 additional stores.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Blockbuster Entertainment Limited and Blockbuster GB Limited, our Blockbuster operating subsidiaries in the United Kingdom (collectively, the “Blockbuster UK Operating Entities”), entered into administration proceedings in the United Kingdom on January 16, 2013 (the “Administration”).  Administrators were appointed by the English courts to sell or liquidate the assets of the Blockbuster UK Operating Entities for the benefit of their creditors.  Since we no longer exercise control over operating decisions for the Blockbuster UK Operating Entities, we were required to deconsolidate our Blockbuster entities in the United Kingdom (collectively, “Blockbuster UK”) on January 16, 2013.  As a result of the Administration, we wrote down the assets of Blockbuster UK to their estimated net realizable value on our Consolidated Balance Sheets as of December 31, 2012, and we recorded a charge to “Cost of sales - equipment, merchandise, services, rental and other” of $21 million during the year ended December 31, 2012 on our Consolidated Statements of Operations and Comprehensive Income (Loss).

As of December 31, 2012, we had intercompany receivables due from Blockbuster UK of approximately $37 million that were previously eliminated in consolidation on our Consolidated Balance Sheets.  As a result of deconsolidation of Blockbuster UK on January 16, 2013, the intercompany receivables are no longer eliminated in consolidation.  We believe we will not receive the entire amount for these intercompany receivables in the Administration and accordingly, we recorded a $25 million impairment charge related to these intercompany receivables, to adjust these amounts to their estimated net realizable value for the year ended December 31, 2012.  This impairment charge was recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and the resulting liability was recorded in “Other accrued expenses” on our Consolidated Balance Sheets as of December 31, 2012.  In total, we recorded charges described above of approximately $46 million on a pre-tax basis on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012 related to the Administration.

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

Upon deconsolidation on January 16, 2013, the above amounts were combined into one net asset and the intercompany receivables of $37 million, net of the impairment liability of $25 million described above, were recorded in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets as a component of our investment in Blockbuster UK.

On March 25, 2013, Gordon Brothers Europe purchased certain assets and assumed certain liabilities of the Blockbuster UK Operating Entities through the Administration.  As a result, we recorded an additional $2 million impairment charge related to the intercompany receivables, to adjust these amounts to their estimated net realizable value.  This impairment charge was recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013.  In total, as of March 31, 2013, we have recorded charges of approximately $48 million on a pre-tax basis related to the Administration.  The proceeds that we actually receive from the Administration and the actual impairment charge may differ from our estimates.

For the three months ended March 31, 2012, Blockbuster UK had $71 million of revenue and an operating loss of $4 million.  Upon deconsolidation on January 16, 2013, the revenue and expenses related to Blockbuster UK are no longer recorded in our Condensed Consolidated Financial Statements.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Wireless Spectrum

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain interim and final build-out requirements.  On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America, Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”) to us.  On March 9, 2012, we completed the acquisition of 100% of the equity of reorganized DBSD North America (the “ DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  The financial results of DBSD North America and TerreStar are included in our results beginning March 9, 2012.

We generated $1 million and less than $1 million of revenue for the three months ended March 31, 2013 and 2012, respectively from our wireless segment.  In addition, we incurred an $18 million and $8 million operating loss for the three months ended March 31, 2013 and 2012, respectively.  We incur general and administrative expenses associated with certain satellite operations and regulatory compliance matters from our wireless spectrum assets.  We also incur depreciation and amortization expenses associated with certain assets of DBSD North America and TerreStar.  As we review our options for the commercialization of this wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and construction of a wireless network.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Future Liquidity

4 1/4% Senior Notes due 2018

On April 5, 2013, we issued $1.2 billion aggregate principal amount of our five-year, 4 1/4% Senior Notes due April 1, 2018 at an issue price of 100.0%.  Interest accrues at an annual rate of 4 1/4% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year, commencing on October 1, 2013.

5 1/8% Senior Notes due 2020

On April 5, 2013, we issued $1.1 billion aggregate principal amount of our seven-year, 5 1/8% Senior Notes due May 1, 2020 at an issue price of 100.0%.  Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash, in arrears on May 1 and November 1 of each year, commencing on November 1, 2013.

Wireless Spectrum

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.

On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our 2 GHz licenses to expand our terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum for terrestrial services.  These limitations could, among other things, impact ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “2 GHz Interim Build-out Requirement”).  By March 2020, we must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “2 GHz Final Build-out Requirement”).  If we fail to meet the 2 GHz Interim Build-out Requirement, the 2 GHz Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If we fail to meet the 2 GHz Final Build-out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement will terminate.  In addition, the FCC is currently considering rules for a spectrum band that is adjacent to our 2 GHz licenses, known as the “H Block.”  If the FCC adopts rules for the H block that do not adequately protect our 2 GHz licenses, there could be a material adverse effect on our ability to commercialize the 2 GHz licenses.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further information.

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

Sprint Merger Proposal

On April 15, 2013, we announced that we had submitted a merger proposal to the Board of Directors of Sprint Nextel Corporation (“Sprint”) for a total consideration of $25.5 billion, consisting of $17.3 billion in cash and $8.2 billion in stock.  Under this proposal, Sprint shareholders would receive $7.00 per share, based upon the closing price of DISH Network shares on April 12, 2013, consisting of $4.76 per share in cash and 0.05953 DISH Network shares per Sprint share.  The equity portion would represent approximately 32% ownership in the combined DISH Network/Sprint.  There is no assurance that our proposal will be accepted by Sprint or that we will ultimately be able to complete a transaction with Sprint upon terms acceptable to us.  The proposed merger would be subject to, among other things, certain regulatory approvals, approval by Sprint’s shareholders and other customary closing conditions.

To the extent that we complete the proposed merger with Sprint, we will be required to commit a majority of our cash and marketable securities, and we will incur significant additional indebtedness, to finance the cash consideration and possibly to refinance certain existing debt.  These commitments may cause us to defer or curtail other strategic investments, investments in our pay-TV business or other transactions.  The incurrence of indebtedness to finance the proposed merger with Sprint, together with Sprint’s existing indebtedness, will increase the leverage of the combined company.  In addition, we may be required to spend additional capital or raise additional capital to support investment in Sprint’s business and to continue the build-out of a wireless network, which may not be available on acceptable terms.  There can be no assurance that we will be able to achieve our business and financial goals following the proposed merger with Sprint, which may affect the carrying value of our assets and our future financial condition and/or results of operations.  If we are unable to successfully address these challenges and risks, among others, our business, financial condition and/or results of operations may suffer.  For additional information, see Item 1A, “Risk Factors - Risks Relating to our Proposed Merger with Sprint.”

Clearwire Proposal

On January 8, 2013, Clearwire Corporation (“Clearwire”) issued a press release summarizing a strategic transaction that we had proposed at that time.  Later that day, we confirmed that we had formally approached Clearwire with respect to a potential strategic transaction on the terms and conditions generally outlined in Clearwire’s press release.  The terms and conditions disclosed by Clearwire generally provided for the following, among others things:  (i) we would acquire approximately 24% of Clearwire’s total spectrum, for approximately $2.2 billion; and (ii) we would make an offer to purchase up to all of Clearwire’s outstanding shares at a price of $3.30 per share in cash.  This offer would be subject to certain conditions, including that we acquire no less than 25% of the fully-diluted shares of Clearwire and receive certain governance and minority protection rights.  There is no assurance that we will continue discussions with Clearwire or that we will ultimately be able to complete a transaction with Clearwire upon the terms outlined above or at all.  In connection with our merger proposal for Sprint, we have stated that we expect Sprint’s pending merger with Clearwire to be completed if our proposal is accepted.

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

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third party distributors of our equipment domestically and to Pay-TV subscribers.  Effective April 26, 2011, revenue from merchandise sold to customers including movies, video games and other items, and revenue from the rental of movies and video games and the sale of previously rented titles related to our Blockbuster operations are included in this category.  Effective March 9, 2012, revenue related to our wireless segment is included in this category.

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

Satellite and transmission expenses — other.  “Satellite and transmission expenses — other” includes executory costs associated with capital leases and costs associated with transponder leases and other related services.  Effective March 9, 2012, expenses related to our wireless segment are included in this category.

Cost of sales - equipment, merchandise, services, rental and other.  “Cost of sales - equipment, merchandise, services, rental and other” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other third party distributors of our equipment domestically and to Pay-TV subscribers.  Effective April 26, 2011, the cost of movies and video games including rental title purchases or revenue sharing to studios, packaging and online delivery costs and cost of merchandise sold including movies, video games and other items related to our Blockbuster operations are included in this category.  In addition, “Cost of sales - equipment, merchandise, services, rental and other” includes costs related to equipment sales, services, and other agreements with EchoStar.

Subscriber acquisition costs.  In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of our receiver systems to attract new Pay-TV subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of receiver systems to retailers and other third party distributors of our equipment, the cost of subsidized sales of receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  In addition, our “Subscriber acquisition costs” include the cost of sales, direct sales efforts and costs related to installations associated with our broadband services.  We exclude the value of equipment capitalized under our lease program for new Pay-TV and Broadband subscribers from “Subscriber acquisition costs.”

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

Other, net.  The main components of “Other, net” are gains and losses realized on the sale and/or conversion of investments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of marketable and non-marketable strategic investments accounted for at fair value, unrealized gains and losses from changes in fair value of derivative financial instruments, and equity in earnings and losses of our affiliates.

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

“Pay-TV subscribers.”  We include customers obtained through direct sales, third party retailers and other third party distribution relationships in our Pay-TV subscriber count.  We also provide pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.

“Broadband subscribers.”  During the fourth quarter 2012, we elected to provide certain Broadband subscriber data.  Each broadband customer is counted as one Broadband subscriber, regardless of whether they are also a Pay-TV subscriber.  A subscriber of both our pay-TV and broadband services is counted as one Pay-TV subscriber and one Broadband subscriber.

Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”).  We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses.  We calculate Pay-TV average monthly revenue per Pay-TV subscriber, or Pay-TV ARPU, by dividing average monthly “Subscriber-related revenue,” excluding revenue from broadband services, for the period by our average number of Pay-TV subscribers for the period.  The average number of Pay-TV subscribers is calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period.  The average number of Pay-TV subscribers for each month is calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two.

Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”).  We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses.  We calculate Pay-TV churn rate for any period by dividing the number of Pay-TV subscribers who terminated service during the period by the average number of Pay-TV subscribers for the same period, and further dividing by the number of months in the period.  When calculating Pay-TV churn rate, the same methodology for calculating average number of Pay-TV subscribers is used as when calculating Pay-TV ARPU.

Free cash flow.  We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Condensed Consolidated Statements of Cash Flows.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012.

	For the Three Months
	Ended March 31,		Variance
Statements of Operations Data	2013	2012	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,352,550	$3,224,465	$128,085	4.0
Equipment and merchandise sales, rental and other revenue	200,534	350,737	(150,203)	(42.8)
Equipment sales, services and other revenue - EchoStar	2,140	6,667	(4,527)	(67.9)
Total revenue	3,555,224	3,581,869	(26,645)	(0.7)

Costs and Expenses:
Subscriber-related expenses	1,911,593	1,761,252	150,341	8.5
% of Subscriber-related revenue	57.0%	54.6%
Satellite and transmission expenses - EchoStar	112,933	109,854	3,079	2.8
% of Subscriber-related revenue	3.4%	3.4%
Satellite and transmission expenses - Other	10,248	11,679	(1,431)	(12.3)
% of Subscriber-related revenue	0.3%	0.4%
Cost of sales - equipment, merchandise, services, rental and other	99,526	142,262	(42,736)	(30.0)
Subscriber acquisition costs	463,900	399,538	64,362	16.1
General and administrative expenses	270,444	376,175	(105,731)	(28.1)
% of Total revenue	7.6%	10.5%
Depreciation and amortization	234,327	208,698	25,629	12.3
Total costs and expenses	3,102,971	3,009,458	93,513	3.1

Operating income (loss)	452,253	572,411	(120,158)	(21.0)

Other Income (Expense):
Interest income	37,494	7,089	30,405	*
Interest expense, net of amounts capitalized	(161,386)	(138,013)	(23,373)	(16.9)
Other, net	9,740	110,282	(100,542)	(91.2)
Total other income (expense)	(114,152)	(20,642)	(93,510)	*

Income (loss) before income taxes	338,101	551,769	(213,668)	(38.7)
Income tax (provision) benefit, net	(127,425)	(191,643)	64,218	33.5
Effective tax rate	37.7%	34.7%
Net income (loss)	210,676	360,126	(149,450)	(41.5)
Less: Net income (loss) attributable to noncontrolling interest	(4,922)	(184)	(4,738)	*
Net income (loss) attributable to DISH Network	$215,598	$360,310	$(144,712)	(40.2)

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.092	14.071	0.021	0.1
Pay-TV subscriber additions, gross (in millions)	0.654	0.673	(0.019)	(2.8)
Pay-TV subscriber additions, net (in millions)	0.036	0.104	(0.068)	(65.4)
Pay-TV average monthly subscriber churn rate	1.47%	1.35%	0.12%	8.9
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$882	$747	$135	18.1
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$78.54	$76.24	$2.30	3.0
Broadband subscribers, as of period end (in millions)	0.249	0.111	0.138	*
Broadband subscriber additions, gross (in millions)	0.083	0.014	0.069	*
Broadband subscriber additions, net (in millions)	0.066	0.006	0.060	*
EBITDA (in thousands)	$701,242	$891,575	$(190,333)	(21.3)

*  Percentage is not meaningful.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Pay-TV subscribers.  DISH added approximately 36,000 net Pay-TV subscribers during the three months ended March 31, 2013, compared to the addition of approximately 104,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 primarily resulted from an increase in our Pay-TV churn rate and lower gross new Pay-TV subscriber activations.

Our Pay-TV churn rate for the three months ended March 31, 2013 was 1.47% compared to 1.35% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we had a programming package price increase in the first quarter 2013 and did not during the same period in 2012.  Churn continues to be adversely affected by the increased competitive pressures discussed below.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, the aggressiveness of competitor subscriber acquisition efforts, and our ability to control piracy and other forms of fraud.

During the three months ended March 31, 2013, DISH added approximately 654,000 gross new Pay-TV subscribers compared to the addition of approximately 673,000 gross new Pay-TV subscribers during the same period in 2012, a decrease of 2.8%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

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

Broadband subscribers.  DISH added approximately 66,000 net Broadband subscribers during the three months ended March 31, 2013 compared to the addition of approximately 6,000 net Broadband subscribers during the same period in 2012.  This increase versus the same period in 2012 primarily resulted from higher gross new Broadband subscriber activations driven by increased advertising related to the dishNET branded broadband services.  During the three months ended March 31, 2013, DISH added approximately 83,000 gross new Broadband subscribers compared to approximately 14,000 gross new Broadband subscribers during the same period in 2012.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.353 billion for the three months ended March 31, 2013, an increase of $128 million or 4.0% compared to the same period in 2012.  The change in “Subscriber-related revenue” from the same period in 2012 was primarily related to the increase in Pay-TV ARPU discussed below.  Included in “Subscriber-related revenue” is $40 million and $20 million of revenue related to our broadband services for the three months ended March 31, 2013 and 2012, respectively.

Pay-TV ARPU.  “Pay-TV average monthly revenue per subscriber” was $78.54 during the three months ended March 31, 2013 versus $76.24 during the same period in 2012.  The $2.30 or 3.0% increase in Pay-TV ARPU was primarily attributable to the programming package price increase in February 2013 and higher hardware related revenue.

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” totaled $201 million for the three months ended March 31, 2013, a decrease of $150 million or 42.8% compared to the same period in 2012.  This change was primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012.  See Note 9 in the Notes to the Condensed Consolidated Financial Statements for further information.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.912 billion during the three months ended March 31, 2013, an increase of $150 million or 8.5% compared to the same period in 2012.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming and retention costs and higher Broadband subscriber-related expenses due to the increase in our Broadband subscriber base.  The increase in

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” is $28 million and $10 million of expense related to our broadband services for the three months ended March 31, 2013 and 2012, respectively. “Subscriber-related expenses” represented 57.0% and 54.6% of “Subscriber-related revenue” during the three months ended March 31, 2013 and 2012, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Cost of sales — equipment, merchandise, services, rental and other.  “Cost of sales — equipment, merchandise, services, rental and other” totaled $100 million for the three months ended March 31, 2013, a decrease of $43 million or 30.0% compared to the same period in 2012.  This change was primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012.  See Note 9 in the Notes to the Condensed Consolidated Financial Statements for further information.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $464 million for the three months ended March 31, 2013, an increase of $64 million or 16.1% compared to the same period in 2012.  This increase was primarily attributable to the increase in gross new subscriber activations and SAC described below.  The $464 million and $400 million of subscriber acquisition costs for first quarter 2013 and 2012, respectively, include $34 million and $4 million of expenses related to our broadband services for the three months ended March 31, 2013 and 2012, respectively.

Pay-TV SAC.  Pay-TV SAC was $882 during the three months ended March 31, 2013 compared to $747 during the same period in 2012, an increase of $135 or 18.1%.  This increase was primarily attributable to increased advertising and equipment costs.  Advertising costs were up $44 per activation reflecting increased brand spending related to the launch of our new Hopper with Sling set-top box in February 2013.  Other non-capitalized subscriber acquisition costs increased $25 per activation primarily due to increases in the level of inventory subsidies provided to third party sales channels.  Capitalized equipment costs increased $66 per activation, primarily due to three factors.  First, the percentage of new subscriber activations with new Hopper receiver systems increased.  Second, the Hopper with Sling set-top box cost per unit is currently higher than the original Hopper set-top box.  Finally, for new subscriber activations with set-top boxes other than the Hopper set-top boxes, we disproportionately deployed new rather than remanufactured set-top boxes during the first quarter 2013.

During the three months ended March 31, 2013 and 2012, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $147 million and $107 million, respectively.  This increase in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from the factors described above.

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

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended March 31, 2013 and 2012, these amounts totaled $45 million and $30 million, respectively.

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

modulation.  We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK to realize the bandwidth benefits sooner.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar have MPEG-4 technology.  Although we continue to refurbish and redeploy certain MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our SAC.

Our “Subscriber acquisition costs” and “Pay-TV SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.  See further discussion under “Other Liquidity Items — Subscriber Acquisition and Retention Costs.”

General and administrative expenses.  “General and administrative expenses” totaled $270 million during the three months ended March 31, 2013, a $106 million or 28.1% decrease compared to the same period in 2012.  This decrease was primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012.  See Note 9 in the Notes to the Condensed Consolidated Financial Statements for further information.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $234 million during the three months ended March 31, 2013, a $26 million or 12.3% increase compared to the same period in 2012.  This change in “Depreciation and amortization” expense was primarily due to additional assets which were placed in service to support DISH Network and increased depreciation expense related to equipment leased to subscribers.

Interest income.  “Interest income” totaled $37 million during the three months ended March 31, 2013, an increase of $30 million compared to the same period in 2012.  This increase principally resulted from higher average cash and marketable investment securities balances during the three months ended March 31, 2013 and higher percentage returns earned on our cash and marketable investment securities.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $161 million during the three months ended March 31, 2013, an increase of $23 million or 16.9% compared to the same period in 2012.  This change primarily resulted from an increase in interest expense associated with the issuance of debt during 2012, partially offset by an increase in capitalized interest in 2013 of $35 million primarily related to our wireless spectrum.

Other, net.  “Other, net” income totaled $10 million during the three months ended March 31, 2013, a decrease of $101 million compared to the same period in 2012.  This change primarily resulted from a decrease in unrealized gains on the sale and/or conversion of marketable investment securities during 2013 compared to 2012.  The three months ended March 31, 2012 was favorably impacted by the non-cash gain of $99 million related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further information.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $701 million during the three months ended March 31, 2013, a decrease of $190 million or 21.3% compared to the same period in 2012.  EBITDA for the three months ended March 31, 2012 was favorably impacted by the non-cash gain of $99 million related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)
EBITDA	$701,242	$891,575
Interest expense, net	(123,892)	(130,924)
Income tax (provision) benefit, net	(127,425)	(191,643)
Depreciation and amortization	(234,327)	(208,698)
Net income (loss) attributable to DISH Network	$215,598	$360,310

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

Income tax (provision) benefit, net.  Our income tax provision was $127 million during the three months ended March 31, 2013, a decrease of $64 million compared to the same period in 2012.  The change was primarily related to the decrease in “Income (loss) before income taxes,” partially offset by the increase in our effective tax rate.  Our effective tax rate for 2012 was favorably impacted by the change in our valuation allowances against certain deferred tax assets that are capital in nature.

Net income (loss) attributable to DISH Network.  “Net income (loss) attributable to DISH Network” was $216 million during the three months ended March 31, 2013, a decrease of $145 million compared to $360 million for the same period in 2012.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of March 31, 2013, our cash, cash equivalents and current marketable investment securities totaled $7.095 billion compared to $7.238 billion as of December 31, 2012, a decrease of $143 million.  This decrease in cash, cash equivalents and current marketable investment securities was primarily related to purchases and prepaid funding of derivative financial instruments of $550 million and capital expenditures of $312 million, partially offset by cash generated from operations of $686 million.

Cash Flow

The following discussion highlights our cash flow activities during the three months ended March 31, 2013.

Cash flows from operating activities

For the three months ended March 31, 2013, we reported “Net cash flows from operating activities” of $686 million primarily attributable to $492 million of net income adjusted to exclude non-cash charges for “Depreciation and

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

amortization” expense and “Deferred tax expense (benefit).”  In addition, “Net cash flows from operating activities” benefited from sources of cash related to the changes in operating assets and liabilities related to timing differences between book expense and cash payments.

Cash flows from investing activities

For the three months ended March 31, 2013, we reported net cash outflows from investing activities of $1.365 billion primarily related to purchases and prepaid funding of derivative financial instruments of $550 million, net purchases of marketable investment securities of $499 million and capital expenditures of $312 million.  The capital expenditures included $212 million for new and existing pay-TV subscriber equipment, $15 million for new Broadband subscriber equipment, $1 million for existing Broadband subscriber equipment, $17 million for satellites and $67 million of other corporate capital expenditures.

Cash flows from financing activities

For the three months ended March 31, 2013, we reported net cash inflows from financing activities of $3 million primarily related to $11 million of proceeds from the issuance of stock related to stock option exercises and our employee stock purchase plan, partially offset by $9 million of repayments of debt and capital lease obligations.

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

During the three months ended March 31, 2013 and 2012, free cash flow was significantly impacted by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities” and “Net cash flows from investing activities” sections, respectively, of our Condensed Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, and other factors.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)
Free cash flow	$374,935	$689,622
Add back:
Purchases of property and equipment	311,527	168,928
Net cash flows from operating activities	$686,462	$858,550

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Subscriber Base

DISH added approximately 36,000 net Pay-TV subscribers during the three months ended March 31, 2013, compared to the addition of approximately 104,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 primarily resulted from an increase in our average monthly Pay-TV subscriber churn rate and lower gross new Pay-TV subscriber activations.  See “Results of Operations” above for further discussion.  There are a number of factors that impact our future cash flow compared to the cash flow we generate at any given point in time, including our Pay-TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  As we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.

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

Security Systems

Increases in theft of our signal or our competitors’ signals could, in addition to reducing new subscriber activations, also cause subscriber churn to increase.  We use microchips embedded in credit card sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content (“Security Access Devices”).  Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult.  It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft.  During 2009, we completed the replacement of our Security Access Devices and re-secured our system.  We expect additional future replacements of these devices will be necessary to keep our system secure.  We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

Stock Repurchases

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our Class A common stock.  On November 2, 2012, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of outstanding shares of our Class A common stock through and including December 31, 2013.  As of March 31, 2013, we may repurchase up to $1.0 billion of our Class A common stock under this plan.

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

Seasonality

Historically, the first half of the year generally produces fewer gross new subscriber activations than the second half of the year, as is typical in the pay-TV service industry.  In addition, the first and fourth quarters generally produce a lower churn rate than the second and third quarters.  However, we cannot provide assurance that this will continue in the future.

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

Obligations and Future Capital Requirements

Future Capital Requirements

We expect to fund our future working capital, capital expenditures and debt service requirements from cash generated from operations, existing cash and marketable investment securities balances, and cash generated through raising additional capital.  The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.  The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives, including our plans to expand our national HD offerings and other strategic opportunities that may arise from time to time.  Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time, and could increase materially as a result of increased competition, significant satellite failures, or sustained economic weakness.  These factors could require that we raise additional capital in the future.

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at acceptable terms.  These developments may have a significant effect on our cost of financing and our liquidity position.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Wireless Spectrum

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.

On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our 2 GHz licenses to expand our terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum for terrestrial services.  These limitations could, among other things, impact ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “2 GHz Interim Build-out Requirement”).  By March 2020, we must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “2 GHz Final Build-out Requirement”).  If we fail to meet the 2 GHz Interim Build-out Requirement, the 2 GHz Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If we fail to meet the 2 GHz Final Build-out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement will terminate.  In addition, the FCC is currently considering rules for a spectrum band that is adjacent to our 2 GHz licenses, known as the “H Block.”  If the FCC adopts rules for the H block that do not adequately protect our 2 GHz licenses, there could be a material adverse effect on our ability to commercialize the 2 GHz licenses.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further information.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Sprint Merger Proposal

On April 15, 2013, we announced that we had submitted a merger proposal to the Board of Directors of Sprint for a total consideration of $25.5 billion, consisting of $17.3 billion in cash and $8.2 billion in stock.  Under this proposal, Sprint shareholders would receive $7.00 per share, based upon the closing price of DISH Network shares on April 12, 2013, consisting of $4.76 per share in cash and 0.05953 DISH Network shares per Sprint share.  The equity portion would represent approximately 32% ownership in the combined DISH Network/Sprint.  There is no assurance that our proposal will be accepted by Sprint or that we will ultimately be able to complete a transaction with Sprint upon terms acceptable to us.  The proposed merger would be subject to, among other things, certain regulatory approvals, approval by Sprint’s shareholders and other customary closing conditions.

To the extent that we complete the proposed merger with Sprint, we will be required to commit a majority of our cash and marketable securities, and we will incur significant additional indebtedness, to finance the cash consideration and possibly to refinance certain existing debt.  These commitments may cause us to defer or curtail other strategic investments, investments in our pay-TV business or other transactions.  The incurrence of indebtedness to finance the proposed merger with Sprint, together with Sprint’s existing indebtedness, will increase the leverage of the combined company.  In addition, we may be required to spend additional capital or raise additional capital to support investment in Sprint’s business and to continue the build-out of a wireless network, which may not be available on acceptable terms. There can be no assurance that we will be able to achieve our business and financial goals following the proposed merger with Sprint, which may affect the carrying value of our assets and our future financial condition and/or results of operations.  If we are unable to successfully address these challenges and risks, among others, our business, financial condition and/or results of operations may suffer.  For additional information, see Item 1A, “Risk Factors - Risks Relating to our Proposed Merger with Sprint.”

Clearwire Proposal

On January 8, 2013, Clearwire issued a press release summarizing a strategic transaction that we had proposed at that time.  Later that day, we confirmed that we had formally approached Clearwire with respect to a potential strategic transaction on the terms and conditions generally outlined in Clearwire’s press release.  The terms and conditions disclosed by Clearwire generally provided for the following, among others things:  (i) we would acquire approximately 24% of Clearwire’s total spectrum, for approximately $2.2 billion; and (ii) we would make an offer to purchase up to all of Clearwire’s outstanding shares at a price of $3.30 per share in cash.  This offer would be subject to certain conditions, including that we acquire no less than 25% of the fully-diluted shares of Clearwire and receive certain governance and minority protection rights.  There is no assurance that we will continue discussions with Clearwire or that we will ultimately be able to complete a transaction with Clearwire upon the terms outlined above or at all.  In connection with our merger proposal for Sprint, we have stated that we expect Sprint’s pending merger with Clearwire to be completed if our proposal is accepted.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Other Future Capital Requirements

Our 7% Senior Notes with an aggregate principal balance of $500 million mature on October 1, 2013.  We expect to fund this obligation from existing cash and marketable investment securities balances.

4 1/4% Senior Notes due 2018.  On April 5, 2013, we issued $1.2 billion aggregate principal amount of our five-year, 4 1/4% Senior Notes due April 1, 2018 at an issue price of 100.0%.  Interest accrues at an annual rate of 4 1/4% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year, commencing on October 1, 2013.

5 1/8% Senior Notes due 2020.  On April 5, 2013, we issued $1.1 billion aggregate principal amount of our seven-year, 5 1/8% Senior Notes due May 1, 2020 at an issue price of 100.0%.  Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash, in arrears on May 1 and November 1 of each year, commencing on November 1, 2013.

Strategic Investments or Acquisitions

From time to time we evaluate opportunities for strategic investments or acquisitions that may complement our current services and products, enhance our technical capabilities, improve or sustain our competitive position, or otherwise offer growth opportunities.  We may make investments in or partner with others to, among other things, expand our business into mobile and portable video, IPTV and wireline and wireless data and voice services.  Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations.

Investments in ARS

A portion of our investment portfolio is invested in auction rate securities (“ARS”), and other strategic investments, and as a result a portion of our portfolio has restricted liquidity.  Liquidity in the markets for these investments has been adversely impacted.  If the credit ratings of these securities deteriorate or the lack of liquidity in the marketplace continues, we may be required to record impairment charges.  Moreover, the sustained uncertainty of domestic and global financial markets has greatly affected the volatility and value of our marketable investment securities.  To the extent we require access to funds, we may need to sell these securities under unfavorable market conditions, record further impairment charges and fall short of our financing needs.

Off-Balance Sheet Arrangements

Other than the “Guarantees” disclosed in Note 12 in the Notes to our Condensed Consolidated Financial Statements, we generally do not engage in off-balance sheet financing activities.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of March 31, 2013, our cash, cash equivalents and current marketable investment securities had a fair value of $7.095 billion.  Of that amount, a total of $5.745 billion was invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our March 31, 2013 current non-strategic investment portfolio of $5.745 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the three months ended March 31, 2013 of 0.5%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2013 would result in a decrease of approximately $3 million in annual interest income.

Strategic Marketable Investment Securities

As of March 31, 2013, we held strategic and financial debt and equity investments in public companies with a fair value of $1.350 billion.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  As of March 31, 2013, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  For example, a significant portion of the value of these investments is concentrated in the debt securities of Clearwire.  The fair value of these Clearwire securities as of March 31, 2013 was $950 million.  Clearwire has a call option on certain of these debt securities upon 30 days notice.  The call option price is less than the fair market value of these debt securities and, if exercised, proceeds would be less than our recorded fair market value and therefore, reduce our unrealized gains recorded as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” on our Condensed Consolidated Balance Sheets.  This potential reduction in our unrealized gain related to the call option on these debt securities would have no impact on our results of operations.  In addition, Clearwire has indicated that it will need substantial additional capital to meet its business and financial obligations beyond the next 12 months.  The fair value of certain of the debt securities in our investment portfolio, including those of Clearwire, can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $135 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of March 31, 2013, we had $91 million of restricted cash and marketable investment securities invested in:  (a) cash;  (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our March 31, 2013 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Noncurrent Auction Rate and Other Investment Securities

As of March 31, 2013, we held investments in ARS of $112 million, which are reported at fair value.  Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS investments.  As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature, and therefore interest rate risk associated with these securities is mitigated.  A hypothetical 10% adverse change in the price of these investments would result in a decrease of approximately $11 million in the fair value of these investments.

Derivative Financial Instruments

From time to time, we speculate using derivative financial instruments.

During the first quarter 2013, we purchased derivative financial instruments that are indexed to the trading price of the common equity securities of Sprint, which generally can be terminated at our option at any time.  Under the terms of these derivative financial instruments, we are entitled to any increase in value and are responsible to the counterparty for any decrease in value based on the change in the fair value of the underlying securities.  As of March 31, 2013, we held an aggregate notional amount of $341 million of these derivative financial instruments.  We had also made prepayments of $209 million prior to the balance sheet date, which we used to purchase additional derivative financial instruments subsequent to March 31, 2013.  All amounts associated with these derivative financial instruments have been classified as “Other current assets” on our Condensed Consolidated Balance Sheets.

In addition to the $341 million of derivative financial instruments that are indexed to the trading price of the common equity securities of Sprint, we held common equity securities in Sprint with a fair value of $75 million as of March 31, 2013, which is included in “Marketable investment securities” on our Condensed Consolidated Balance Sheets.  The fair value of the derivative financial instruments and our investment in Sprint’s common equity is dependent on the market value of Sprint’s common equity which may be volatile and vary depending on, among other things, Sprint’s financial and operational performance and market conditions.  A hypothetical 10% adverse change in the market value of Sprint’s common equity would result in a decrease of approximately $42 million in the fair value of these investments.

Subsequent to March 31, 2013, we had purchased an additional aggregate notional amount of $251 million of these derivative financial instruments, consisting of the $209 million in prepayments held as of March 31, 2013 and $42 million of incremental funds.  As of May 1, 2013, we held $592 million aggregate notional amount of these derivative financial instruments.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Long-Term Debt

As of March 31, 2013, we had long-term debt of $11.638 billion, excluding capital lease obligations, on our Condensed Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $12.555 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $293 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt or raise additional debt.  As of March 31, 2013, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $75 million.

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

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants, which the New York State Supreme Court, Appellate Division, First Department (the “First Department”) affirmed on April 2, 2013.  We intend to further appeal.

ESPN had asserted a counterclaim alleging that we owed approximately $35 million under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted, in part, ESPN’s motion for summary judgment on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  On December 29, 2010, the First Department affirmed the partial grant of ESPN’s motion for summary judgment on the counterclaim.  After the partial grant of ESPN’s motion for summary judgment, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreements.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York State Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On October 11, 2012, the New York State Supreme Court awarded ESPN $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim.  As a result, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of December 31, 2012.  During the first quarter 2013, we paid $71 million to ESPN related to the counterclaim and attorneys’ fees and $12 million for accrued interest, which amounts we may be able to recover if our further appeals are successful.  We intend to vigorously prosecute and defend this case.

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal, LLC.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features of our Hopper® set-top box.  A consumer can use the PrimeTime Anytime feature, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  A consumer can use the AutoHop feature, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Sling placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios

PART II — OTHER INFORMATION — Continued

LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge, but remain separate cases.

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various counterclaims and amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC parties are pending in New York; (2) the copyright and contract claims regarding the CBS parties are pending in New York; (3) the copyright and contract claims regarding the Fox parties are pending in California; and (4) the copyright and contract claims regarding the NBC parties are pending in California.  The NBC plaintiffs and Fox plaintiffs have filed amended complaints in their respective California actions adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  In addition, the Fox plaintiffs’ amended complaint added claims challenging the Sling placeshifting functionality and Hopper Transfers™ feature of our second-generation Hopper set-top box.  Additionally, both the ABC and CBS parties have filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of our CBS retransmission consent agreement.

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs have appealed, and oral argument has been scheduled before the United States Court of Appeals for the Ninth Circuit on June 3, 2013.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and we and the ABC plaintiffs have filed briefs related to that motion.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against:  (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  A hearing on that motion was held on April 19, 2013.

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

Norman IP Holdings, Inc.

On September 15, 2011, Norman IP Holdings, Inc. (“Norman”) filed a patent infringement complaint against Brother International Corporation and Lexmark International Corporation in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “555 patent”) and U.S. Patent No. 5,502,689 (the “689 patent”).  On January 27, 2012, Norman filed a second amended complaint that added us as a defendant, among others.  On February 8, 2013, Norman filed a third amended complaint that added claims against

PART II — OTHER INFORMATION — Continued

us alleging infringement of U.S. Patent No. 5,530,597 (the “597 patent”).  In the fourth amended complaint, filed on April 8, 2013, Norman added claims against us for infringement of U.S. Patent Nos. 5,608,873 (the “873 patent”) and 5,771,394 (the “394 patent”).  In the operative fifth amended complaint, filed on May 1, 2013, in addition to us, Norman names Mercedes-Benz USA, LLC, Volkswagen Group of America, Inc., Xerox Corporation, ZTE (USA) Inc., and ZTE Solutions, Inc. as defendants.

The 555 patent relates to a wireless communications privacy method and system, the 689 patent relates to a clock generator capable of shut-down mode and clock generation method, and the 597 patent relates to an interrupt enable circuit that allows devices to exit processes without using a hardware reset, the 873 patent relates to a device and method for providing inter-processor communication in a multi-processor architecture, and the 394 patent relates to a servo loop control apparatus having a master microprocessor and at least one autonomous streamlined signal processor.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The trial date has been set for January 5, 2015.

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

Olympic Developments AG, LLC

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 7, 2011, the case was stayed pending reexamination by the U.S. Patent and Trademark Office.  On March 12, 2013, Olympic voluntarily dismissed its claims against us without prejudice.

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

Pragmatus Telecom, LLC

On December 5, 2012, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware alleging infringement of United States Patent Nos. 6,311,231, 6,668,286, and 7,159,043.  Pragmatus alleges that the click-to-chat and click-to-call customer support features of the DISH web site and call center management systems infringe these patents.  Pragmatus has brought similar complaints against more than 40 other companies, including Comcast, AT&T, Sprint, Frontier

PART II — OTHER INFORMATION — Continued

Communications, Bright House, UPS, FedEx, GM and Ford.  Pragmatus is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 5, 2013, Pragmatus voluntarily dismissed with prejudice all claims in the action relating to allegedly infringing features provided by certain of our vendors.  Pragmatus also voluntarily dismissed without prejudice all remaining claims in the action.

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International Associates”) filed a complaint against us, our wholly-owned subsidiaries, DISH DBS and DISH Network L.L.C., and EchoStar and its wholly-owned subsidiary, EchoStar Technologies L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the “725 patent”), which is entitled “List Building System.”  The 725 patent relates to a system for building an inventory of audio/visual works.  Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 27, 2013, Premier International Associates dismissed the action against us and the EchoStar defendants with prejudice, pursuant to a settlement under which we and the EchoStar defendants made an immaterial payment in exchange for a license to certain patents and patent applications.

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against us in the United States District Court for the Central District of California.  In the Operative Seventh Amended Complaint, filed on March 22, 2013, Preservation Technologies also names Netflix, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Disney Online, American Broadcasting Companies, Inc., Yahoo! Inc., Wal-Mart Stores, Inc., Vudu, Inc. and ESPN Internet Ventures as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services and our Hopper and Joey® set-top boxes infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

PART II — OTHER INFORMATION — Continued

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

TQP Development, LLC

On April 4, 2012, TQP Development, LLC (“TQP Development”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,412,730 titled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP Development is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The trial date has been set for January 6, 2014.

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

Tse

On May 30, 2012, Ho Keung Tse filed a complaint against our wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,665,797, which is entitled “Protection of Software Again [sic] Against Unauthorized Use.”  Mr. Tse is the named inventor on the patent.  On the same day that he sued Blockbuster, Mr. Tse filed a separate action in the same court alleging infringement of the same patent against Google, Samsung and HTC.  He also has earlier-filed litigation on the same patent pending in the United States District Court for the Northern District of California against Sony Connect, Inc., Napster, Inc., Apple Computer, Inc., Realnetworks, Inc., and MusicMatch, Inc.  On March 8, 2013, the Court granted Blockbuster L.L.C.’s motion to transfer the matter to the United States District Court for the Northern District of California, the same venue where the matter against Google, Samsung and HTC also was transferred.

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

PART II — OTHER INFORMATION — Continued

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of our risk factors.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Acquisition and Capital Structure Risks Affecting our Business

We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

Our future success may depend on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities.  To pursue this strategy successfully, we must identify attractive acquisition or investment opportunities and successfully complete transactions, some of which may be large and complex.  We may not be able to identify or complete attractive acquisition or investment opportunities.  If we are not able to identify and complete such acquisition or investment opportunities, our future results of operations and financial condition may be adversely affected.

We may be unable to obtain regulatory approvals required to complete proposed acquisitions and other strategic transactions on a timely basis.  Furthermore, the conditions imposed for obtaining any necessary approvals could prevent or delay the completion of such transactions.  We may not be able to complete such transactions, and any transactions that we are able to identify and complete may involve a number of risks, including:

•                  the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

•                  possible adverse effects on our operating results during the integration process;

•                  a degree of risk inherent in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful;

•                  our possible inability to achieve the intended objectives of the transaction; and

•                  the risks associated with complying with regulations applicable to the acquired business, which may result in incremental expenses.

In addition, we may not be able to successfully or profitably integrate and manage our newly acquired operations.  We may not be able to implement uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.  In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures.

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing businesses.  To pursue acquisitions and other strategic transactions, we may need to raise additional capital in the future, which may not be available on acceptable terms.

In addition to committing capital to complete the acquisitions, substantial capital may be required to operate the acquired businesses following their acquisition.  These acquisitions may result in significant financial losses if the intended objectives of the transactions are not achieved.  Some of the businesses acquired by us have experienced significant operating and financial challenges in their recent history, which in some cases resulted in these businesses commencing bankruptcy proceedings prior to our acquisition.  We may acquire similar businesses in the future.  There is no assurance that we will be able to successfully address the challenges and risks encountered by these businesses following their acquisition.  If we are unable to successfully address these challenges and risks, our business, financial condition and/or results of operations may suffer.

PART II — OTHER INFORMATION — Continued

Sprint.  On April 15, 2013, we announced that we had submitted a merger proposal to the Board of Directors of Sprint Nextel Corporation (“Sprint”) for a total consideration of $25.5 billion, consisting of $17.3 billion in cash and $8.2 billion in stock.  Under this proposal, Sprint shareholders would receive $7.00 per share, based upon the closing price of DISH Network shares on April 12, 2013, consisting of $4.76 per share in cash and 0.05953 DISH Network shares per Sprint share.  The equity portion would represent approximately 32% ownership in the combined DISH Network/Sprint.  There is no assurance that our proposal will be accepted by Sprint or that we will ultimately be able to complete a transaction with Sprint upon terms acceptable to us.  The proposed merger would be subject to, among other things, certain regulatory approvals, approval by Sprint’s shareholders and other customary closing conditions.

To the extent that we complete the proposed merger with Sprint, we will be required to commit a majority of our cash and marketable securities, and we will incur significant additional indebtedness, to finance the cash consideration and possibly to refinance certain existing debt.  These commitments may cause us to defer or curtail other strategic investments, investments in our pay-TV business or other transactions.  The incurrence of indebtedness to finance the proposed merger with Sprint, together with Sprint’s existing indebtedness, will increase the leverage of the combined company.  In addition, we may be required to spend additional capital or raise additional capital to support investment in Sprint’s business and to continue the build-out of a wireless network, which may not be available on acceptable terms.  There can be no assurance that we will be able to achieve our business and financial goals following the proposed merger with Sprint, which may affect the carrying value of our assets and our future financial condition and/or results of operations.  If we are unable to successfully address these challenges and risks, among others, our business, financial condition and/or results of operations may suffer.  For additional information, see “Risks Relating to our Proposed Merger with Sprint” below.

Clearwire.  On January 8, 2013, Clearwire Corporation (“Clearwire”) issued a press release summarizing a strategic transaction that we had proposed at that time.  Later that day, we confirmed that we had formally approached Clearwire with respect to a potential strategic transaction on the terms and conditions generally outlined in Clearwire’s press release.  The terms and conditions disclosed by Clearwire generally provided for the following, among other things:  (i) we would acquire approximately 24% of Clearwire’s total spectrum, for approximately $2.2 billion; and (ii) we would make an offer to purchase up to all of Clearwire’s outstanding shares at a price of $3.30 per share in cash.  This offer would be subject to certain conditions, including that we acquire no less than 25% of the fully-diluted shares of Clearwire and receive certain governance and minority protection rights.  There is no assurance that we will continue discussions with Clearwire or that we will ultimately be able to complete a transaction with Clearwire upon the terms outlined above or at all.  In connection with our merger proposal for Sprint, we have stated that we expect Sprint’s pending merger with Clearwire to be completed if our proposal is accepted.

Risks Relating to our Proposed Merger with Sprint

The merger agreement among Sprint, SoftBank Corp. (“SoftBank”) and certain SoftBank affiliates dated as of October 15, 2012 may affect or limit Sprint’s willingness or ability to accept our proposed merger.

Sprint, SoftBank and certain SoftBank affiliates entered into a merger agreement on October 15, 2012.  The Sprint-SoftBank merger agreement limits the ability of Sprint to initiate, solicit, knowingly encourage or knowingly facilitate acquisition or merger proposals from a third party.  For Sprint to accept our merger proposal, the Sprint Board of Directors has to deem our merger proposal superior to the pending Sprint-SoftBank merger proposal and Sprint must terminate the merger agreement with SoftBank.  There is no assurance that our proposal will be deemed superior and accepted by the Sprint Board of Directors.  In addition, under the Sprint-SoftBank merger agreement, in certain circumstances (including in connection with a superior offer) Sprint may be required to pay to SoftBank a termination fee of $600 million, and in certain circumstances Sprint may be required to pay certain fees of SoftBank up to $75 million, in connection with the termination of the Sprint-SoftBank merger agreement.  These factors, among others, may affect or limit Sprint’s willingness or ability to accept our merger proposal.

PART II — OTHER INFORMATION — Continued

Our proposed merger with Sprint would be subject to certain regulatory approvals.

We and Sprint are subject to certain antitrust, competition, and communications laws of the United States and certain other jurisdictions in which the proposed Sprint merger may be subject to review and approval.  We may be unable to obtain the regulatory approvals required to complete the merger as proposed on a timely basis.  Furthermore, the requirements for obtaining any necessary approvals could delay the completion of the proposed merger.

If we complete our proposed merger with Sprint, the terms of the financing related to the proposed merger could reduce our ability to raise additional indebtedness.

The terms of the financing for the proposed merger could restrict our ability to raise additional indebtedness, subject to certain limited exceptions.  These restrictions could limit our ability to pursue strategic transactions that we would finance through the issuance of indebtedness and could also limit our ability to issue indebtedness for working capital or other purposes.

If we complete our proposed merger with Sprint, the incurrence of indebtedness to finance the proposed merger will substantially increase our total debt outstanding.

As of March 31, 2013 after giving effect to the issuance of $2.3 billion of our senior notes in April 2013, we had approximately $14.2 billion in total debt outstanding.  We currently estimate that we will need to incur approximately $12.1 billion of indebtedness to finance the proposed merger, which may potentially have important consequences to us, including without limitation:

•                  making it more difficult for us to satisfy our obligations, including our debt service obligations;

•                  increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates;

•                  limiting our ability to raise additional debt financing on attractive terms;

•                  requiring us to dedicate a substantial portion of our cash to interest and principal payments, thereby reducing the amount of cash we have available for other purposes;

•                  limiting our financial and operating flexibility in responding to changing economic and competitive conditions;

•                  limiting our ability to adjust to changing market conditions; and

•                  placing us at a disadvantage compared to our competitors that are currently less leveraged.

Any of these risks could have an adverse effect on our business, financial position and/or results of operations.

If we complete our proposed merger with Sprint, we may not realize all of the expected benefits from the proposed merger.

We and Sprint operate independently.  We developed initial estimates of the synergies we may achieve from combining our operations based on publicly-available information regarding Sprint.  These initial estimates may be incomplete and may change based on, among other things, additional information that we receive in the course of any due diligence that we conduct on Sprint.

Furthermore, achieving the expected benefits of the proposed merger will depend in part on our ability to integrate Sprint’s operations, technology and personnel in a timely and efficient manner.  We will incur substantial direct transaction costs associated with the proposed merger, and additional costs associated with consolidation and integration of operations.  The integration process may strain the combined company’s financial and managerial controls and reporting systems and procedures.  This may result in the diversion of management and financial resources from the combined company’s core business objectives.  We cannot assure you that the integration will be completed as quickly as expected or that the proposed merger will achieve its expected benefits.

If the costs of the proposed merger exceed our estimates or if we fail to achieve the expected benefits of the proposed merger, our business, financial position, and results of operation could be materially adversely affected.

PART II — OTHER INFORMATION — Continued

If we complete our proposed merger with Sprint, we will be subject to the risks related to Sprint’s business.

If we complete the proposed merger, we will be subject to the risks related to Sprint and its business, some of which are different than the risks we currently face.  See the annual report on Form 10-K for the year ended December 31, 2012 and other recent filings of Sprint with the SEC prior to the date hereof for a discussion of certain of the risks that Sprint and its business face.  The SEC filings of Sprint are not part of, and are not incorporated by reference into, this quarterly report on Form 10-Q of DISH Network.

If we complete our proposed merger with Sprint, we may be required to spend additional capital or raise additional capital to support investment in Sprint’s business.

If we complete the proposed merger, we may be required to spend additional capital or raise additional capital to support investment in Sprint’s business and to continue the build-out of a wireless network, which may not be available on acceptable terms.  In addition, there can be no assurance that we will be able to achieve our business and financial goals following our proposed merger with Sprint, which may affect the carrying value of our assets and our future financial condition and/or results of operations.  If we are unable to successfully address these challenges and risks, among others, our business, financial condition and/or results of operations may suffer.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from January 1, 2013 through March 31, 2013.

			Total Number of	Maximum Approximate
	Total		Shares Purchased as	Dollar Value of Shares
	Number of	Average	Part of Publicly	that May Yet be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)
	(In thousands, except share data)
January 1 - January 31, 2013	—	$—	—	$1,000,000
February 1 - February 28, 2013	—	$—	—	$1,000,000
March 1 - March 31, 2013	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

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

PART II — OTHER INFORMATION — Continued

Item 6.   EXHIBITS

(a)           Exhibits.

4.1*

Indenture, relating to the 5 1/8% Senior Notes due 2020, dated as of April 5, 2013, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed April 5, 2013, Commission File No. 026176).

4.2*

Indenture, relating to the 4 1/4% Senior Notes due 2018, dated as of April 5, 2013, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed April 5, 2013, Commission File No. 026176).

4.3*

Registration Rights Agreement, relating to the 5 1/8% Senior Notes due 2020 and the 4 1/4% Senior Notes due 2018, dated as of April 5, 2013, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of DISH Network Corporation filed April 5, 2013, Commission File No. 026176).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2013, filed on May 9, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  May 9, 2013