Form 10-Q
period 2013-06-30
DISH Network CORP
filed 2013-08-06
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013.

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

As of July 31, 2013, the registrant’s outstanding common stock consisted of 218,230,414 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

Acquisition and Capital Structure Risks Affecting our Business

•                  We made a substantial investment to acquire certain AWS-4 wireless spectrum licenses and other assets from DBSD North America Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”).  We will need to make significant additional investments or partner with others to commercialize these licenses and assets.

•                  We made a substantial investment to acquire certain 700 MHz wireless spectrum licenses and will need to make significant additional investments or partner with others to commercialize these licenses.

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

•                  We may pursue acquisitions and other strategic transactions to complement or expand our businesses that may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

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

•                  Changes in the Cable Act of 1992 (“Cable Act”), and/or the rules of the Federal Communications Commission (“FCC”) that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at non-discriminatory rates.

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

iii

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$4,093,822	$3,606,140
Marketable investment securities	5,433,340	3,631,637
Trade accounts receivable - other, net of allowance for doubtful accounts of $15,987 and $16,945, respectively	878,579	842,905
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	23,648	26,960
Inventory	577,288	623,720
Deferred tax assets	99,854	99,854
Prepaid income taxes	91,459	110,608
Other current assets (Note 2)	963,901	117,329
Total current assets	12,161,891	9,059,153

Noncurrent Assets:
Restricted cash and marketable investment securities	90,858	134,410
Property and equipment, net of accumulated depreciation of $3,130,717 and $3,043,609, respectively	3,990,025	4,402,360
FCC authorizations	3,296,665	3,296,665
Marketable and other investment securities	134,295	119,051
Other noncurrent assets, net	392,067	367,969
Total noncurrent assets	7,903,910	8,320,455
Total assets	$20,065,801	$17,379,608

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$294,390	$298,722
Trade accounts payable - EchoStar	321,711	281,875
Deferred revenue and other	887,338	857,280
Accrued programming	1,186,807	1,096,908
Accrued interest	261,488	224,383
Litigation accrual	—	70,999
Other accrued expenses	524,329	556,599
Current portion of long-term debt and capital lease obligations	535,837	537,701
Total current liabilities	4,011,900	3,924,467

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	13,633,032	11,350,399
Deferred tax liabilities	1,664,891	1,662,732
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	386,290	370,382
Total long-term obligations, net of current portion	15,684,213	13,383,513
Total liabilities	19,696,113	17,307,980

Commitments and Contingencies (Note 12)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 273,688,726 and 270,613,262 shares issued, 217,570,466 and 214,495,002 shares outstanding, respectively	2,737	2,706
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,517,367	2,440,626
Accumulated other comprehensive income (loss)	214,533	188,803
Accumulated earnings (deficit)	(823,647)	(1,028,193)
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	343,915	36,867
Noncontrolling interest	25,773	34,761
Total stockholders’ equity (deficit)	369,688	71,628
Total liabilities and stockholders’ equity (deficit)	$20,065,801	$17,379,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Revenue:
Subscriber-related revenue	$3,456,536	$3,295,831	$6,809,086	$6,520,296
Equipment and merchandise sales, rental and other revenue	140,611	270,257	341,145	620,994
Equipment sales, services and other revenue - EchoStar	8,986	5,678	11,126	12,345
Total revenue	3,606,133	3,571,766	7,161,357	7,153,635

Costs and Expenses (exclusive of depreciation shown separately below - Note 7):
Subscriber-related expenses	1,924,020	1,823,665	3,835,613	3,584,917
Satellite and transmission expenses:
EchoStar	125,706	107,082	238,639	216,936
Other	10,190	9,178	20,438	20,857
Cost of sales - equipment, merchandise, services, rental and other	76,783	130,061	176,309	272,323
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	67,745	51,500	145,232	136,269
Other subscriber acquisition costs	366,791	355,142	753,204	669,911
Total subscriber acquisition costs	434,536	406,642	898,436	806,180
General and administrative expenses - EchoStar	26,297	14,790	45,177	26,872
General and administrative expenses	249,879	312,877	501,443	676,970
Depreciation and amortization (Note 7)	300,474	299,119	534,801	507,817
Impairment of long-lived assets (Note 7)	437,575	—	437,575	—
Total costs and expenses	3,585,460	3,103,414	6,688,431	6,112,872

Operating income (loss)	20,673	468,352	472,926	1,040,763

Other Income (Expense):
Interest income	43,843	20,204	81,337	27,293
Interest expense, net of amounts capitalized	(214,870)	(109,301)	(376,256)	(247,314)
Other, net	97,241	(7,448)	106,981	102,834
Total other income (expense)	(73,786)	(96,545)	(187,938)	(117,187)

Income (loss) before income taxes	(53,113)	371,807	284,988	923,576
Income tax (provision) benefit, net	38,039	(146,211)	(89,386)	(337,854)
Net income (loss)	(15,074)	225,596	195,602	585,722
Less: Net income (loss) attributable to noncontrolling interest	(4,022)	(136)	(8,944)	(320)
Net income (loss) attributable to DISH Network	$(11,052)	$225,732	$204,546	$586,042

Weighted-average common shares outstanding - Class A and B common stock:
Basic	455,452	450,292	454,353	448,791
Diluted	455,452	453,077	457,405	451,425

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$(0.02)	$0.50	$0.45	$1.31
Diluted net income (loss) per share attributable to DISH Network	$(0.02)	$0.50	$0.45	$1.30

Comprehensive Income (Loss):
Net income (loss)	$(15,074)	$225,596	$195,602	$585,722
Other comprehensive income (loss):
Foreign currency translation adjustments	2,862	(1,965)	5,599	1,288
Unrealized holding gains (losses) on available-for-sale securities	19,285	(69,393)	37,068	(18,372)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(6,706)	(3,135)	(5,344)	(84,022)
Deferred income tax (expense) benefit	(4,597)	—	(11,593)	—
Total other comprehensive income (loss), net of tax	10,844	(74,493)	25,730	(101,106)
Comprehensive income (loss)	(4,230)	151,103	221,332	484,616
Less: Comprehensive income (loss) attributable to noncontrolling interest	(4,022)	(136)	(8,944)	(320)
Comprehensive income (loss) attributable to DISH Network	$(208)	$151,239	$230,276	$484,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$195,602	$585,722
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	534,801	507,817
Impairment of long-lived assets	437,575	—
Realized and unrealized losses (gains) on investments	(107,947)	(101,638)
Non-cash, stock-based compensation	15,362	30,199
Deferred tax expense (benefit)	(45,319)	68,683
Other, net	49,959	7,841
Change in noncurrent assets	17,733	27,230
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	25,555	(29,170)
Changes in current assets and current liabilities, net	107,946	251,380
Net cash flows from operating activities	1,231,267	1,348,064

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(3,590,433)	(1,996,257)
Sales and maturities of marketable investment securities	1,836,573	1,221,341
Purchases and prepaid funding of derivative financial instruments (Note 2)	(696,000)	—
Purchases of property and equipment	(593,740)	(420,185)
Change in restricted cash and marketable investment securities	43,067	(1,535)
DBSD North America Transaction, less cash acquired of $5,230	—	(40,015)
TerreStar Transaction	—	(36,942)
Other	(57,842)	(15,867)
Net cash flows from investing activities	(3,058,375)	(1,289,460)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,300,000	1,900,000
Proceeds from issuance of restricted debt	2,600,000	—
Redemption of restricted debt	(2,600,000)	—
Funding of restricted debt escrow	(2,596,750)	—
Release of restricted debt escrow	2,596,771	—
Debt issuance costs	(11,427)	(9,564)
Repayment of long-term debt and capital lease obligations	(20,531)	(18,949)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	37,071	49,852
Other	9,605	5,770
Net cash flows from financing activities	2,314,739	1,927,109

Effect of exchange rates on cash and cash equivalents	51	873

Net increase (decrease) in cash and cash equivalents	487,682	1,986,586
Cash and cash equivalents, beginning of period	3,606,140	609,108
Cash and cash equivalents, end of period	$4,093,822	$2,595,694

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$405,951	$268,800
Capitalized interest	$69,153	$38,643
Cash received for interest	$90,427	$19,383
Cash paid for income taxes	$115,130	$243,861
Employee benefits paid in Class A common stock	$24,229	$22,280
Transfer of regulatory authorization from EchoStar	$23,148	$—

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

•            DISH.  The DISH® branded direct broadcast satellite (“DBS”) pay-TV service had 14.014 million subscribers in the United States as of June 30, 2013.  The DISH branded pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET™ brand.

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

•            Wireless.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain interim and final build-out requirements.  On March 9, 2012, we completed the acquisitions of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”) and substantially all of the assets of TerreStar Networks, Inc. (“TerreStar”), pursuant to which we acquired, among other things, 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America (the “DBSD Transaction”) and TerreStar (the “TerreStar Transaction”).  The financial results of DBSD North America and TerreStar are included in our financial results beginning March 9, 2012.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of the spectrum and also mandated certain interim and final build-out requirements for the licenses.  See Note 8 for further information.

During the second quarter 2013, we ceased operations of our TerreStar Mobile Satellite Service (“MSS”) business, which had less than 2,000 customers and had less than $1 million of revenue for each of the three and six months ended June 30, 2013.  See Note 7 for further information. We currently generate an immaterial amount of revenue and incur expenses associated with certain satellite operations and regulatory compliance matters from our wireless spectrum assets.  As we review our options for the commercialization of this wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.

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

As of June 30, 2013 and December 31, 2012, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable (net of allowance for doubtful accounts), derivative financial instruments, and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 5 for the fair value of our marketable investment securities.

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

Derivative Financial Instruments

We may purchase and hold derivative financial instruments for, among other reasons, strategic or speculative purposes.  We record all derivative financial instruments on our Condensed Consolidated Balance Sheets at fair value as either assets or liabilities.  Changes in the fair values of derivative financial instruments are recognized in our results of operations and included in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We currently have not designated any derivative financial instrument for hedge accounting.

During the first and second quarter 2013, we purchased derivative financial instruments that are indexed to the trading price of the common equity securities of Sprint Corporation (“Sprint”), which generally can be terminated at our option at any time.  Under the terms of these derivative financial instruments, we are entitled to any increase in value and are responsible to the counterparty for any decrease in value based on the change in the fair value of the underlying securities.  As of June 30, 2013, we held an aggregate notional amount of $592 million of these derivative financial instruments.  We had also made prepayments of $104 million prior to June 30, 2013, which may be used to purchase additional derivative financial instruments subsequent to June 30, 2013.  All amounts associated with these derivative financial instruments have been classified as “Other current assets” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

In addition to the $592 million of derivative financial instruments that are indexed to the trading price of the common equity securities of Sprint, we held common equity securities of Sprint with a fair value of $85 million as of June 30, 2013, which were included in “Marketable investment securities” on our Condensed Consolidated Balance Sheets.  The fair value of the derivative financial instruments and our investment in Sprint’s common equity is dependent on the market value of Sprint’s common equity which may be volatile and vary depending on, among other things, Sprint’s financial and operational performance and market conditions.

We recorded an unrealized gain of $76 million and $85 million on these derivative financial instruments included in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the three and six months ended June 30, 2013, respectively.  We held no derivative financial instruments as of December 31, 2012.

As of June 30, 2013, we held derivative financial instruments indexed to the trading price of the common equity securities of Sprint with a fair value of $677 million and common equity securities of Sprint with a fair value of $85 million.  On July 10, 2013, Sprint completed its merger with SoftBank Corp. (“SoftBank”).  As of July 10, 2013, these derivative financial instruments had a fair value of $699 million and our common equity securities of Sprint had a fair value of $87 million.  As a result of the merger, we received $544 million in cash attributed to these derivative financial instruments and continue to hold derivative financial instruments indexed to the trading price of the common equity securities of new Sprint with an aggregate notional amount of $155 million.  In addition, as a result of the merger, we received $68 million in cash and shares of new Sprint stock with a fair value of $19 million in exchange for the common equity securities we held.

Advertising Costs

Our advertising costs associated with acquiring new Pay-TV and Broadband subscribers and Blockbuster customers are expensed as incurred.  During the three months ended June 30, 2013 and 2012, we recorded advertising costs of $130 million and $131 million, respectively, and during the six months ended June 30, 2013 and 2012, we recorded advertising costs of $252 million and $230 million, respectively.  Advertising costs are included in “Other subscriber acquisition costs” and “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Deferred Cost of Sales

On May 22, 2013, we launched a promotion whereby qualifying new Pay-TV subscribers may choose either an Apple® iPad® 2 or programming credits when they, among other things, commit to a two-year contract.  The costs of the iPad 2 are recorded as short-term or long-term deferred cost of sales expense within “Other current assets” and “Other noncurrent assets, net,” respectively, on our Condensed Consolidated Balance Sheets and are amortized on a straight-line basis over the related contract term to “Cost of sales — equipment, merchandise, services, rental and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

3.                                      Basic and Diluted Net Income (Loss) Per Share

We present both basic earnings per share (“EPS”) and diluted EPS.  Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to DISH Network” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock awards were exercised.  The potential dilution from stock awards was computed using the treasury stock method based on the average market value of our Class A common stock.  The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Net income (loss) attributable to DISH Network	$(11,052)	$225,732	$204,546	$586,042

Weighted-average common shares outstanding - Class A and B common stock:
Basic	455,452	450,292	454,353	448,791
Dilutive impact of stock awards outstanding	—	2,785	3,052	2,634
Diluted	455,452	453,077	457,405	451,425

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$(0.02)	$0.50	$0.45	$1.31
Diluted net income (loss) per share attributable to DISH Network	$(0.02)	$0.50	$0.45	$1.30

We had a net loss for the three months ended June 30, 2013; therefore, the effect of stock awards is excluded from the computations of diluted earnings (loss) per share since the effect is anti-dilutive.  As of June 30, 2013 and 2012, there were stock awards to purchase 1.7 million and 3.3 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our performance-based stock incentive plans (“Restricted Performance Units”) is contingent upon meeting certain goals, some of which are not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of June 30,
	2013	2012
	(In thousands)
Performance-based options	7,841	7,976
Restricted Performance Units	1,987	1,198
Total	9,828	9,174

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

4.                                      Other Comprehensive Income (Loss)

The following tables present the tax effect on each component of “Other comprehensive income (loss).”  A full valuation allowance was established against any deferred tax assets that were capital in nature during 2012.

	For the Three Months
	Ended June 30,
	2013			2012
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$2,862	$—	$2,862	$(1,965)	$—	$(1,965)
Unrealized holding gains (losses) on available-for-sale securities	19,285	(4,597)	14,688	(69,393)	—	(69,393)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(6,706)	—	(6,706)	(3,135)	—	(3,135)
Other comprehensive income (loss)	$15,441	$(4,597)	$10,844	$(74,493)	$—	$(74,493)

	For the Six Months
	Ended June 30,
	2013			2012
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$5,599	$—	$5,599	$1,288	$—	$1,288
Unrealized holding gains (losses) on available-for-sale securities	37,068	(11,593)	25,475	(18,372)	—	(18,372)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(5,344)	—	(5,344)	(84,022)	—	(84,022)
Other comprehensive income (loss)	$37,323	$(11,593)	$25,730	$(101,106)	$—	$(101,106)

The “Accumulated other comprehensive income (loss)” is detailed in the following table.

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total
	(In thousands)
Balance as of December 31, 2012	$(5,033)	$193,836	$188,803
Other comprehensive income (loss) before reclassification	5,599	37,068	42,667
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5,344)	(5,344)
Tax (expense) benefit	—	(11,593)	(11,593)
Balance as of June 30, 2013	$566	$213,967	$214,533

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

5.                                      Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2013	2012
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$154,131	$130,306
Current marketable investment securities - strategic	1,363,460	1,261,015
Current marketable investment securities - other	3,915,749	2,240,316
Total current marketable investment securities	5,433,340	3,631,637
Restricted marketable investment securities (1)	84,777	51,366
Noncurrent marketable investment securities - ARS and other (2)	119,191	106,172
Total marketable investment securities	5,637,308	3,789,175

Restricted cash and cash equivalents (1)	6,081	83,044

Other investment securities:
Other investment securities - cost method (2)	15,104	12,879
Total other investment securities	15,104	12,879

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$5,658,493	$3,885,098

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities include strategic and financial debt and equity investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of June 30, 2013, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

value of that portfolio depends, among other things, on the performance of those issuers.  For example, a significant portion of the value of these investments was concentrated in the debt securities of Clearwire Corporation (“Clearwire”).  The adjusted cost basis of these Clearwire securities as of June 30, 2013 and December 31, 2012 was $759 million and $751 million, respectively.  The fair value of these Clearwire securities as of June 30, 2013 and December 31, 2012 was $927 million and $951 million, respectively.  Clearwire has multiple call options on certain of these debt securities upon 30 days notice.  The call option price may be less than the fair market value of these debt securities and, if exercised, proceeds could be less than our recorded fair market value as of June 30, 2013 and therefore, reduce our unrealized gains recorded as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” on our Condensed Consolidated Balance Sheets.  The fair value of certain of the debt and equity securities in our investment portfolio, including those of Clearwire, can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of June 30, 2013 and December 31, 2012, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation.  During the first quarter 2013, we released $42 million of restricted cash related to litigation.  See Note 12 for further information.

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

Fair Value Election.  As of June 30, 2013, our ARS and other noncurrent marketable investment securities portfolio of $119 million included $73 million of securities accounted for under the fair value method.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2013 and December 31, 2012, we had accumulated net unrealized gains of $214 million and $194 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of June 30, 2013				As of December 31, 2012
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$154,131	$—	$—	$—	$130,306	$—	$—	$—
ARS and other	46,454	1,154	(4,485)	(3,331)	43,921	1,375	(8,033)	(6,658)
ARS fair value election	72,737	—	—	—	62,251	—	—	—
Other (including restricted)	4,927,741	174,293	(5,012)	169,281	3,287,317	208,208	(1,203)	207,005
Equity securities	436,245	74,203	(1,701)	72,502	265,380	17,918	(11,537)	6,381
Total	$5,637,308	$249,650	$(11,198)	$238,452	$3,789,175	$227,501	$(20,773)	$206,728

As of June 30, 2013, restricted and non-restricted marketable investment securities included debt securities of $3.291 billion with contractual maturities within one year, $1.734 billion with contractual maturities after one year through five years and $176 million with contractual maturities after ten years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of June 30, 2013, the unrealized losses on our investments in equity securities represent investments in companies in the telecommunications industry.  We are not aware of any specific factors which indicate the unrealized losses in these investments are due to anything other than temporary market fluctuations.  As of June 30, 2013 and December 31, 2012, the unrealized losses on our investments in debt securities primarily represent investments in ARS.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	June 30, 2013		December 31, 2012
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$2,811,860	$(4,404)	$761,551	$(909)
12 months or more	91,334	(5,093)	72,395	(8,327)
Equity Securities:
Less than 12 months	52,460	(1,701)	154,566	(11,537)
12 months or more	—	—	—	—
Total	$2,955,654	$(11,198)	$988,512	$(20,773)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$3,752,515	$4,886	$3,747,629	$—	$3,386,929	$67,833	$3,319,096	$—

Debt securities:
VRDNs	$154,131	$—	$154,131	$—	$130,306	$—	$130,306	$—
ARS and other	119,191	—	807	118,384	106,172	—	955	105,217
Other (including restricted)	4,927,741	11,045	4,916,696	—	3,287,317	11,182	3,276,135	—

Equity securities	436,245	436,245	—	—	265,380	265,380	—	—

Subtotal	5,637,308	447,290	5,071,634	118,384	3,789,175	276,562	3,407,396	105,217
Purchases and prepaid funding of derivative financial instruments	780,531	103,985	676,546	—	—	—	—	—
Total	$6,417,839	$551,275	$5,748,180	$118,384	$3,789,175	$276,562	$3,407,396	$105,217

As of June 30, 2013 and December 31, 2012, our Level 3 investments consisted predominately of ARS and other investment securities.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  The valuation models used for some of our ARS investments require an evaluation of the underlying instruments held by the trusts that issue these securities.  For our other ARS and other investment

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

securities, our evaluation uses, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

Changes in Level 3 instruments were as follows:

Level 3
Investment
Securities
(In thousands)
Balance as of December 31, 2012	$105,217
Net realized and unrealized gains (losses) included in earnings	10,565
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	3,528
Purchases	—
Settlements	(926)
Issuances	—
Transfers from level 2 to level 3	—
Balance as of June 30, 2013	$118,384

During the six months ended June 30, 2013, we had no transfers in and out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included primarily changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other Income (Expense):	2013	2012	2013	2012
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$13,625	$3,117	$14,182	$7,736
Marketable investment securities - unrealized gains (losses) on investments accounted for at fair value	6,220	(11,541)	10,486	(3,062)
Marketable investment securities - gains (losses) on conversion of DBSD North America Notes (1)	—	—	—	99,445
Derivative financial instruments - unrealized gains (losses) (2)	76,273	—	84,531	—
Marketable investment securities - other-than-temporary impairments	—	—	(1,919)	(2,481)
Other	1,123	976	(299)	1,196
Total	$97,241	$(7,448)	$106,981	$102,834

(1)         During the six months ended June 30, 2012, we recognized a $99 million non-cash gain related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.

(2)         During the three and six months ended June 30, 2013, we recorded unrealized gains of $76 million and $85 million, respectively, on our derivative financial instruments that are indexed to the trading price of the common equity securities of Sprint.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

6.                                      Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2013	2012
	(In thousands)
DISH:
Finished goods - DBS	$254,277	$259,307
Raw materials	141,899	122,769
Work-in-process	99,962	82,361
Total DISH inventory	496,138	464,437
Blockbuster:
Rental library	41,565	81,956
Merchandise	39,585	76,180
Total Blockbuster inventory (1)	81,150	158,136
Wireless:
Finished goods	—	1,147
Total Wireless inventory	—	1,147
Total inventory	$577,288	$623,720

(1)         The decrease for the six months ended June 30, 2013 primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during the six months ended June 30, 2013.  See Note 9 for further information.

7.                                      Property and Equipment and Intangible Assets

Property and Equipment

As we prepare for commercialization of our AWS-4  wireless spectrum licenses which are recorded in FCC Authorizations, interest expense related to their carrying value is being capitalized within “Property and equipment, net” on our Condensed Consolidated Balance Sheets based on our average borrowing rate for our debt.  During the three months ended June 30, 2013 and 2012, we recorded capitalized interest of $34 million and $39 million, respectively.  During the six months ended June 30, 2013 and 2012, we recorded capitalized interest of $69 million and $39 million, respectively.

Depreciation and amortization expense consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Equipment leased to customers	$192,598	$163,474	$359,810	$315,917
Satellites	33,866	38,616	67,732	72,453
Buildings, furniture, fixtures, equipment and other (1)	74,010	29,253	107,259	51,671
148 degree orbital location	—	67,776	—	67,776
Total depreciation and amortization	$300,474	$299,119	$534,801	$507,817

(1)         During the second quarter 2013, we ceased operations of our TerreStar MSS business.  As a result, we accelerated the depreciable lives of certain assets designed to support this business and the remaining net book value of $53 million was fully depreciated in the second quarter 2013.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DBS Satellites.  We currently utilize 15 satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we own and depreciate over the useful life of each satellite.  We currently utilize capacity on seven satellites from EchoStar, which are accounted for as operating leases.  See Note 14 for further discussion of our satellite leases with EchoStar.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life of the satellite or the term of the satellite agreement.

AWS-4 Satellites.  As a result of the DBSD Transaction and the TerreStar Transaction, three AWS-4 satellites were added to our satellite fleet, including two in-orbit satellites (D1 and T1) and one satellite under construction (T2).  Based on the FCC’s recently issued rules applicable to our AWS-4 authorizations no longer requiring an integrated satellite component or ground spare and on our evaluation of the satellite capacity needed for our wireless segment, among other things, we have now concluded that T2 and D1 represent excess satellite capacity for the potential commercialization of our wireless spectrum.  As a result, we have written down the net book value of T2 from $270 million to $40 million and the net book value of D1 from $358 million to $150 million, and have recorded an impairment charge in our wireless segment of $438 million in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013.  Our fair value estimates for these satellites were determined based upon, among other things, probability-weighted analyses utilizing the income and/or the cost approaches.  The estimates used in our fair value analysis are considered Level 3 in the fair value hierarchy.  While the FCC’s recently issued rules applicable to our AWS-4 authorizations no longer require an integrated satellite component or ground spare, we are currently planning on using T1 in the commercialization of our wireless spectrum or for other commercial purposes.  If T1 is not used in the commercialization of our wireless spectrum, we may need to impair it in the future.  As of June 30, 2013, the net book value for T1 was $366 million.

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

Prior to 2013, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and/or commercial operation of any of the satellites in our fleet.  See “Long-Lived DBS Satellite Assets” below for further discussion of evaluation of impairment of our DISH branded pay-TV DBS satellite fleet.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Leased Satellites

EchoStar XII.  Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays, which reduced the number of transponders that could be operated.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available.  EchoStar has informed us that EchoStar XII will likely experience further loss of available electrical power that will impact its operational capability, and EchoStar has reduced the remaining estimated useful life of the satellite to 18 months.  Pursuant to our satellite lease agreement with EchoStar, we are entitled to a reduction in our monthly recurring lease payments in the event of a partial loss of satellite capacity or complete failure of the satellite.  Since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.  This satellite is currently not in service and serves as an in-orbit spare.

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

Intangible Assets

As of June 30, 2013 and December 31, 2012, our identifiable intangibles subject to amortization consisted of the following:

	As of
	June 30, 2013		December 31, 2012
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Technology-based	$35,078	$(9,182)	$39,066	$(8,345)
Trademarks	18,236	(5,199)	18,236	(3,907)
Contract-based	11,283	(10,515)	11,275	(10,127)
Customer relationships	6,974	(6,710)	6,974	(5,736)
Total	$71,571	$(31,606)	$75,551	$(28,115)

Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately one to ten years.  Amortization was $3 million and $3 million for the three months ended June 30, 2013 and 2012, respectively.  Amortization was $7 million and $6 million for the six months ended June 30, 2013 and 2012, respectively.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Estimated future amortization of our identifiable intangible assets as of June 30, 2013 is as follows (in thousands):

For the Years Ended December 31,
2013 (remaining six months)	$5,269
2014	9,871
2015	9,150
2016	8,362
2017	3,138
Thereafter	4,175
Total	$39,965

Goodwill

The excess of our investments in consolidated subsidiaries over net tangible and identifiable intangible asset value at the time of the investment is recorded as goodwill and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.  In conducting our annual impairment test in 2012, we determined that the fair value is substantially in excess of the carrying value.  As of June 30, 2013 and December 31, 2012, our goodwill was $126 million, which primarily related to our wireless segment.

8.                                      Acquisitions

DBSD North America and TerreStar Transactions

On March 2, 2012, the FCC approved the transfer of 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, we and Sprint entered into a mutual release and settlement agreement (the “Sprint Settlement Agreement”) pursuant to which all issues then being disputed relating to the DBSD Transaction and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with the AWS-4 licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our AWS-4 authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-out

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Requirement”).  By March 2020, we must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-out Requirement”).  If we fail to meet the AWS-4 Interim Build-out Requirement, the AWS-4 Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If we fail to meet the AWS-4 Final Build-out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement will terminate.  In addition, the FCC has adopted rules for a spectrum band that is adjacent to our AWS-4 licenses, known as the “H Block.”  Depending on the outcome of the standard-setting process for the H Block, the rules that the FCC adopted could further impact the remaining 15 MHz of our uplink spectrum (2005-2020 MHz), which may have a material adverse effect on our ability to commercialize the AWS-4 licenses.

We will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum licenses or that we will be able to profitably deploy the assets represented by these spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

Sprint/Clearwire

On April 15, 2013, we submitted a merger proposal to Sprint for a total consideration of $25.5 billion.  On June 21, 2013, we decided to abandon our efforts to acquire Sprint, and Sprint completed its merger with SoftBank on July 10, 2013.  In addition, on May 30, 2013, we, through a wholly-owned subsidiary, commenced a tender offer to purchase all outstanding shares of Class A Common Stock of Clearwire, including any Class A Common Stock issued in respect of outstanding shares of Class B Common Stock, for $4.40 per share in cash.  We withdrew our tender offer on June 26, 2013, and Clearwire completed its merger with Sprint on July 9, 2013.

9.                                      Blockbuster UK Administration

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

On March 25, 2013, Gordon Brothers Europe purchased certain assets and assumed certain liabilities of the Blockbuster UK Operating Entities through the Administration.  As a result, we recorded an additional $2 million impairment charge related to the intercompany receivables, to adjust these amounts to their estimated net realizable value.  This impairment charge was recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013.  In total, as of June 30, 2013, we have recorded charges of approximately $48 million on a pre-tax basis related to the Administration.  The proceeds that we actually receive from the Administration and the actual impairment charge may differ from our estimates.

For the three and six months ended June 30, 2012, Blockbuster UK had $70 million and $140 million, respectively, of revenue and an operating loss of less than $1 million and $5 million, respectively.  Upon deconsolidation on January 16, 2013, the revenue and expenses related to the operations of Blockbuster UK are no longer recorded in our Condensed Consolidated Financial Statements.

10.                               Long-Term Debt

5% Senior Notes due 2017

On May 28, 2013, we issued $1.25 billion aggregate principal amount of our four-year, 5% Senior Notes due May 15, 2017 at an issue price of 100%.  The net proceeds from the 5% Senior Notes due 2017 were placed into escrow to finance a portion of the cash consideration for our proposed merger with Sprint.  On June 21, 2013, we abandoned our efforts to acquire Sprint and, on June 24, 2013, we redeemed all of the 5% Senior Notes due 2017 at a redemption price equal to 100% of the aggregate principal amount of the 5% Senior Notes due 2017, plus accrued and unpaid interest.

During each of the three and six months ended June 30, 2013, we recorded $7 million in interest expense and deferred financing costs related to the issuance and redemption of our 5% Senior Notes due 2017 as “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

4 1/4% Senior Notes due 2018

On April 5, 2013, we issued $1.2 billion aggregate principal amount of our five-year, 4 1/4% Senior Notes due April 1, 2018 at an issue price of 100%.  Interest accrues at an annual rate of 4 1/4% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing on October 1, 2013.

The 4 1/4% Senior Notes due 2018 are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to April 1, 2016, we may also redeem up to 35.0% of the 4 1/4% Senior Notes due 2018 at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

The 4 1/4% Senior Notes due 2018 are:

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

The indenture related to the 4 1/4% Senior Notes due 2018 contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

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

•                  merge or consolidate with another company; and

•                  transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 4 1/4% Senior Notes due 2018 at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

5 1/8% Senior Notes due 2020

On April 5, 2013, we issued $1.1 billion aggregate principal amount of our seven-year, 5 1/8% Senior Notes due May 1, 2020 at an issue price of 100%.  Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash in arrears on May 1 and November 1 of each year, commencing on November 1, 2013.

The 5 1/8% Senior Notes due 2020 are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to May 1, 2016, we may also redeem up to 35.0% of the 5 1/8% Senior Notes due 2020 at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The 5 1/8% Senior Notes due 2020 are:

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

The indenture related to the 5 1/8% Senior Notes due 2020 contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

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

•                  merge or consolidate with another company; and

•                  transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 5 1/8% Senior Notes due 2020 at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

6 1/4% Senior Notes due 2023

On May 28, 2013, we issued $1.35 billion aggregate principal amount of our ten-year, 6 1/4% Senior Notes due May 15, 2023 at an issue price of 100%.  The net proceeds from the 6 1/4% Senior Notes due 2023 were placed into escrow to finance a portion of the cash consideration for our proposed merger with Sprint.  On June 21, 2013, we abandoned our efforts to acquire Sprint and, on June 24, 2013, we redeemed all of the 6 1/4% Senior Notes due 2023 at a redemption price equal to 101% of the aggregate principal amount of the 6 1/4% Senior Notes due 2023, plus accrued and unpaid interest.

During each of the three and six months ended June 30, 2013, we recorded $23 million in premiums, interest expense and deferred financing costs related to the issuance and redemption of our 6 1/4% Senior Notes due 2023 as “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of June 30, 2013 and December 31, 2012:

	As of
	June 30, 2013		December 31, 2012
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
7 % Senior Notes due 2013 (1)	$500,000	$505,950	$500,000	$521,875
6 5/8% Senior Notes due 2014	1,000,000	1,042,500	1,000,000	1,078,500
7 3/4% Senior Notes due 2015	750,000	811,875	750,000	844,725
7 1/8% Senior Notes due 2016	1,500,000	1,623,750	1,500,000	1,683,750
4 5/8% Senior Notes due 2017	900,000	906,750	900,000	940,500
4 1/4% Senior Notes due 2018	1,200,000	1,161,000	—	—
7 7/8% Senior Notes due 2019	1,400,000	1,555,750	1,400,000	1,669,500
5 1/8% Senior Notes due 2020	1,100,000	1,097,250	—	—
6 3/4% Senior Notes due 2021	2,000,000	2,130,000	2,000,000	2,280,000
5 7/8% Senior Notes due 2022	2,000,000	2,030,000	2,000,000	2,150,000
5% Senior Notes due 2023	1,500,000	1,447,500	1,500,000	1,548,750
Mortgages and other notes payable	84,657	84,657	88,955	88,955
Subtotal	13,934,657	$14,396,982	11,638,955	$12,806,555
Capital lease obligations (2)	234,212	NA	249,145	NA
Total long-term debt and capital lease obligations (including current portion)	$14,168,869		$11,888,100

(1)         Our 7% Senior Notes with an aggregate principal balance of $500 million mature on October 1, 2013.

(2)         Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

11.                               Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of June 30, 2013, we had outstanding under these plans stock options to acquire 16.3 million shares of our Class A common stock and 2.0 million restricted stock units.  Stock options granted prior to June 30, 2013 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-specific subscriber, operational and/or financial goals.  As of June 30, 2013, we had 69.6 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  In connection with the Spin-off, each DISH Network stock award was converted into an adjusted DISH Network stock award and a new EchoStar stock award consistent with the Spin-off exchange ratio.  We are responsible for fulfilling all stock awards related to DISH Network common stock and EchoStar is responsible for fulfilling all stock awards related to EchoStar common stock, regardless of whether such stock awards are held by our or EchoStar’s employees.  Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by DISH Network or EchoStar.  Accordingly, stock-based compensation that we expense with respect to EchoStar stock awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  As of March 31, 2013, we have recognized all of our stock-based compensation expense resulting from EchoStar stock awards outstanding at the Spin-off date held by our employees except for the 2005 LTIP performance awards, which were determined not to be probable as of June 30, 2013.  See discussion of the 2005 LTIP below.

The following stock awards were outstanding:

	As of June 30, 2013
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH Network employees	14,405,832	1,909,831	675,041	44,954
Held by EchoStar employees	1,890,855	76,999	N/A	N/A
Total	16,296,687	1,986,830	675,041	44,954

Stock Award Activity

Our stock option activity was as follows:

	For the Six Months
	Ended June 30, 2013
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	16,399,870	$19.04
Granted	2,206,500	$36.68
Exercised	(2,218,683)	$15.69
Forfeited and cancelled	(91,000)	$19.01
Total options outstanding, end of period	16,296,687	$21.07
Performance-based options outstanding, end of period (2)	7,840,500	$24.06
Exercisable at end of period	6,451,286	$16.80

(1)         The beginning of period weighted-average exercise price of $19.04 does not reflect the 2012 Stock Option Adjustment, which occurred subsequent to December 31, 2012.

(2)         These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP, 2013 LTIP and other employee performance awards below.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

We realized tax benefits from stock awards exercised as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Tax benefit from stock awards exercised	$15,275	$10,204	$17,097	$11,947

Based on the closing market price of our Class A common stock on June 30, 2013, the aggregate intrinsic value of our stock options was as follows:

	As of June 30, 2013
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$349,508	$165,916

Our restricted stock unit activity was as follows:

	For the Six Months
	Ended June 30, 2013
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,185,080	$22.99
Granted	985,000	$36.48
Vested	(125,250)	$29.07
Forfeited and cancelled	(58,000)	$30.25
Total restricted stock units outstanding, end of period	1,986,830	$28.96
Restricted Performance Units outstanding, end of period (1)	1,986,830	$28.96

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of June 30, 2013, that assessment could change in the future.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the six months ended June 30, 2013, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion (1)
	(In thousands)
DISH Network awards held by DISH Network employees	$36,924	$34,856
EchoStar awards held by DISH Network employees	6,372	6,115
Total	$43,296	$40,971

(1)         Represents the amount of this award that has met the foregoing vesting schedule and would therefore vest upon achievement of the performance condition.

2008 LTIP.  During 2008, we adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”).  The 2008 LTIP provided stock options and restricted stock units, either alone or in combination, which vested based on company-specific subscriber and financial goals.

As of June 30, 2013, 100% of the eligible 2008 LTIP awards had vested and all the associated non-cash stock-based compensation expense had been recognized on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Although no awards vested until the Company attained the performance goals, compensation related to the 2008 LTIP had been recorded based on management’s assessment of the probability of meeting the remaining goals.  We recognized the associated non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goals.

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

Although no awards vest until the Company attains the performance goals, compensation related to the 2013 LTIP will be recorded based on management’s assessment of the probability of meeting the goals.  If the goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal.  While we determined that achievement of any of these goals was not probable as of June 30, 2013, that assessment could change in the future.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Other Employee Performance Awards.  In addition to the above long-term, performance stock incentive plans, we have other stock awards that vest based on certain other company-specific subscriber, operational and/or financial goals.  Exercise of these stock awards is contingent on achieving certain performance goals.

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

Although no awards vest until the performance goals are attained, we determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the three and six months ended June 30, 2013 and 2012, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain other company-specific subscriber, operational and/or financial goals was not probable as of June 30, 2013, that assessment could change in the future.

The non-cash stock-based compensation expense associated with these awards was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Non-Cash, Stock-Based Compensation Expense Recognized	2013	2012	2013	2012
	(In thousands)
2008 LTIP	$1,061	$2,340	$3,071	$8,179
Other employee performance awards	862	1,433	2,863	4,572
Total non-cash, stock-based compensation expense recognized for performance-based awards	$1,923	$3,773	$5,934	$12,751

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2013 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2013	$—	$271
Estimated contingent expense subsequent to 2013	67,024	43,074
Total estimated remaining expense over the term of the plan	$67,024	$43,345

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Of the 16.3 million stock options and 2.0 million restricted stock units outstanding under our stock incentive plans, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of June 30, 2013
Performance-Based Stock Options	Number of Awards	Weighted- Average Exercise Price
2005 LTIP	3,200,500	$20.33
2013 LTIP	1,940,000	$36.48
Other employee performance awards	2,700,000	$19.55
Total	7,840,500	$24.06

Restricted Performance Units
2005 LTIP	301,830
2013 LTIP	970,000
Other employee performance awards	715,000
Total	1,986,830

Stock-Based Compensation

In connection with the 2012 Stock Option Adjustment, discussed previously, we recognized incremental non-cash, stock-based compensation expense of $5 million during the first quarter 2013 and will expense an additional $3 million over the remaining vesting period of the respective stock awards.

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Subscriber-related	$225	$357	$669	$1,194
General and administrative	3,817	6,660	14,693	29,005
Total non-cash, stock-based compensation	$4,042	$7,017	$15,362	$30,199

As of June 30, 2013, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $18 million.  This cost is based on an estimated future forfeiture rate of approximately 4.7% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Valuation

The fair value of each stock option for the three and six months ended June 30, 2013 and 2012 was originally estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Stock Options	2013	2012	2013	2012
Risk-free interest rate	0.91% - 1.86%	0.41% - 0.87%	0.91% - 1.93%	0.41% - 1.29%
Volatility factor	32.44% - 39.87%	33.15% - 38.87%	32.37% - 39.87%	33.15% - 39.34%
Expected term of options in years	5.7 - 9.8	3.1 - 5.8	5.7 - 10.0	3.1 - 5.9
Weighted-average fair value of options granted	$14.49 - $16.85	$6.72 - $10.72	$14.49 - $16.85	$6.72 - $12.69

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

12.                               Commitments and Contingencies

Wireless Spectrum

On March 2, 2012, the FCC approved the transfer of 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.

On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-out Requirement”).  By March 2020, we must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-out Requirement”).  If we fail to meet the AWS-4 Interim Build-out Requirement, the AWS-4 Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If we fail to meet the AWS-4 Final Build-out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement will terminate.  In addition, the FCC has adopted rules for a spectrum band that is adjacent to our AWS-4 licenses,

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

known as the “H Block.”  Depending on the outcome of the standard-setting process for the H Block, the rules that the FCC adopted could further impact the remaining 15 MHz of our uplink spectrum (2005-2020 MHz), which may have a material adverse effect on our ability to commercialize the AWS-4 licenses.  See Note 8 for further information.

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009.  These licenses mandate certain interim and final build-out requirements.  By June 2013, we must provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-out Requirement”).  By the end of our license term (June 2019), we must provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-out Requirement”).  We have recently notified the FCC of our plans to commence signal coverage in select cities within certain of these areas, but we have not yet developed plans for providing signal coverage and offering service in all of these areas.  If we fail to meet the 700 MHz Interim Build-out Requirement, the term of our licenses will be reduced, from June 2019 to June 2017, and we could face possible fines and the reduction of license area(s).  On June 12, 2013, we filed a request with the FCC for an extension of the 700 MHz Interim Build-out Requirement.  We cannot predict the timing or outcome of any FCC action on our extension request.  If we fail to meet the 700 MHz Final Build-out Requirement, our authorization for each license area in which we fail to meet the requirement will terminate.

We will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum licenses or that we will be able to profitably deploy the assets represented by these spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $77 million over approximately the next 20 months.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under their satellite transponder service agreement through 2019.  As of June 30, 2013, the remaining obligation of our guarantee is $407 million.

As of June 30, 2013, we have not recorded a liability on the balance sheet for any of these guarantees.

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

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants, which the New York State Supreme Court, Appellate Division, First Department (the “First Department”) affirmed on April 2, 2013.  We have sought leave to further appeal.

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

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various counterclaims and amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC and CBS parties are pending in New York; and (2) the copyright and contract claims regarding the Fox and NBC parties are pending in California.  The NBC plaintiffs and Fox plaintiffs have filed amended complaints in their respective California actions adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  In addition, the Fox plaintiffs’ amended complaint added claims challenging the Hopper Transfers™ feature of our second-generation Hopper set-top box.  Additionally, both the ABC and CBS parties have filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of our CBS retransmission consent agreement.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs appealed this order.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and we and the ABC plaintiffs have filed briefs related to that motion.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against:  (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  A hearing on that motion was held on April 19, 2013 and the court has not ruled on the motion.

We intend to vigorously prosecute and defend our position in these cases.  In the event that a court ultimately determines that we infringe the asserted copyrights, or are in breach of any of the retransmission consent agreements, we may be subject to substantial damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  In addition, as a result of this litigation, we may not be able to renew certain of our retransmission consent agreements and other programming agreements on favorable terms or at all.  If we are unable to renew these agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  Loss of access to existing programming could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations and subscriber churn rate.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Norman IP Holdings, LLC

On September 15, 2011, Norman IP Holdings, LLC (“Norman”) filed a patent infringement complaint (the “2011 Action”) against Lexmark International Corporation (“Lexmark”) and Brother International Corporation (“Brother”) in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “555 patent”), U.S. Patent No. 5,530,597 (the “597 patent”) and U.S. Patent No. 5,502,689 (the “689 patent”) by Lexmark, and infringement of the 555 patent and the 689 patent by Brother.  On January 27, 2012, Norman filed a second amended complaint in the 2011 Action that added us as a defendant, among others, in which it asserted the 555 patent and the 689 patent against us.  On September 21, 2012, Norman served us with preliminary infringement contentions related to the 555 patent and the 689 patent, as well as the 597 patent, which outlined Norman’s claims with respect to certain DISH products.  On February 8, 2013, Norman filed a third amended complaint in the 2011 Action, in which it added claims against us alleging infringement of the 597 patent.  On April 8, 2013, Norman filed a fourth amended complaint in the 2011 Action, in which it added new claims against us alleging infringement of additional DISH products.  On May 1, 2013, Norman filed a fifth amended complaint in the 2011 Action, in which it named Mercedes-Benz USA, LLC, Volkswagen Group of America, Inc., Xerox Corporation, ZTE (USA) Inc., and ZTE Solutions, Inc. as defendants, in addition to us.  On July 9, 2013, the Court ordered Norman to file a new sixth amended complaint limiting Norman’s claims against us to those specifically referenced in the September 21, 2012 preliminary infringement contentions.  As a result, on July 10, 2013, Norman filed a sixth amended complaint in the 2011 Action, in which it asserted claims against our wholly-owned subsidiary, DISH Network L.L.C., replacing us as defendant, alleging that the use of certain Broadcom chipsets in DISH DVR systems infringes the 689 patent.  In addition, Norman withdrew all infringement claims against us regarding the 555 patent and the 597 patent.  On July 12, 2013, we filed a motion to dismiss the 2011 Action,

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

because Norman failed to comply with the Court’s July 9, 2013 order.  Our motion to dismiss is pending, and a trial date in the 2011 Action has been set for January 5, 2015.

In addition, on May 10, 2013, Norman filed a separate patent infringement complaint (the “2013 Action”) against us in the United States District Court for the Eastern District of Texas, asserting infringement of the 555, 597 and 689 patents, as well as U.S. Patent No. 5,608,873 (the “873 patent”) and U.S. Patent Number 5,771,394 (the “394 patent”).  The infringement claims asserted in the 2013 Action relate to different DISH products than Norman identified in the 2011 Action.  On June 26, 2013, we filed a motion to dismiss the 2013 Action, because Norman failed to join necessary parties.  Our motion to dismiss is pending, and no trial date has been set for the 2013 Action.

The 689 patent, which is asserted in the 2011 Action and the 2013 Action, relates to a clock generator capable of shut-down mode and clock generation method.  In the 2013 Action, the 555 patent relates to a wireless communications privacy method and system, the 597 patent relates to an interrupt enable circuit that allows devices to exit processes without using a hardware reset, the 873 patent relates to a device and method for providing inter-processor communication in a multi-processor architecture, and the 394 patent relates to a servo loop control apparatus having a master microprocessor and at least one autonomous streamlined signal processor.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Tse

On May 30, 2012, Ho Keung Tse filed a complaint against our wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,665,797, which is entitled “Protection of Software Again [sic] Against Unauthorized Use.”  Mr. Tse is the named inventor on the patent.  On the same day that he sued Blockbuster, Mr. Tse filed a separate action in the same court alleging infringement of the same patent against Google, Samsung and HTC.  He also has earlier-filed litigation on the same patent pending in the United States District Court for the Northern District of California against Sony Connect, Inc., Napster, Inc., Apple Computer, Inc., Realnetworks, Inc., and MusicMatch, Inc.  On March 8, 2013, the Court granted Blockbuster L.L.C.’s motion to transfer the matter to the United States District Court for the Northern District of California, the same venue where the matter against Google, Samsung and HTC also was transferred.  On July 26, 2013, we filed a summary judgment motion, which is scheduled for a hearing on August 30, 2013.

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

•                  DISH.  The DISH branded DBS pay-TV service had 14.014 million subscribers in the United States as of June 30, 2013.  The DISH branded pay-TV service consists of FCC licenses authorizing us to use DBS and FSS spectrum, our owned and leased satellites, receiver systems, third party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET brand.

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

•                  Wireless.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain interim and final build-out requirements.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America and TerreStar.  The financial results of DBSD North America and TerreStar are included in our financial results beginning March 9, 2012.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of the spectrum and also mandated certain interim and final build-out requirements for the licenses. See Note 8 for further information.

During the second quarter 2013, we ceased operations of our TerreStar MSS business, which had less than 2,000 customers and had less than $1 million in revenue for each of the three and six months ended June 30, 2013.  We currently generate an immaterial amount of revenue and incur expenses associated with certain satellite operations and regulatory compliance matters from our wireless spectrum assets.  As we review our options for the commercialization of this wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The total assets, revenue and operating income by segment were as follows:

	As of
	June 30,	December 31,
	2013	2012
	(In thousands)
Total assets:
DISH	$19,684,811	$16,427,735
Blockbuster (1)	261,548	357,267
Wireless	4,445,901	4,062,383
Eliminations	(4,326,459)	(3,467,777)
Total assets	$20,065,801	$17,379,608

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
DISH	$3,489,269	$3,324,099	$6,868,312	$6,577,021
Blockbuster (2)	120,608	253,312	300,932	587,303
Wireless (3)	562	296	1,212	329
Eliminations	(4,306)	(5,941)	(9,099)	(11,018)
Total revenue	$3,606,133	$3,571,766	$7,161,357	$7,153,635

Operating income (loss):
DISH	$550,716	$499,373	$1,020,348	$1,065,918
Blockbuster	(5,034)	(13,333)	(4,411)	624
Wireless (3)(4)	(525,009)	(17,688)	(543,011)	(25,779)
Total operating income (loss)	$20,673	$468,352	$472,926	$1,040,763

(1)         The decrease in assets from December 31, 2012 to June 30, 2013 primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during the six months ended June 30, 2013.  See Note 9 for further information.

(2)         The decrease in revenue for the three and six months ended June 30, 2013 primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012.  See Note 9 for further information.

(3)         The three and six months ended June 30, 2012 included Wireless results from the acquisitions of DBSD North America and TerreStar on March 9, 2012.

(4)         The three and six months ended June 30, 2013 included a $438 million impairment charge for the T2 and D1 satellites, $53 million of additional depreciation expense related to the accelerated depreciable lives of certain assets designed to support the TerreStar MSS business and $18 million of legal and financial advisory fees related to our proposed merger with Sprint.  See Note 7 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the products are delivered and services are provided.  The following table summarizes revenue attributed to the United States and foreign locations.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
United States	$3,562,528	$3,453,353	$7,053,003	$6,909,992
United Kingdom (1)	—	69,523	10,883	140,234
Mexico	34,257	35,383	79,586	76,689
Other	9,348	13,507	17,885	26,720
Total revenue	$3,606,133	$3,571,766	$7,161,357	$7,153,635

(1)         The decrease for the three and six months ended June 30, 2013 related to the deconsolidation of Blockbuster UK on January 16, 2013.  See Note 9 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Management Services Agreement.  In connection with the Spin-off, we entered into a Management Services Agreement with EchoStar pursuant to which we have made certain of our officers available to provide services (which are primarily legal and accounting services) to EchoStar.  Specifically, Paul W. Orban remains employed by us, but also served as EchoStar’s Senior Vice President and Controller through April 2012.  EchoStar makes payments to us based upon an allocable portion of the personnel costs and expenses incurred by us with respect to any such officers (taking into account wages and fringe benefits).  These allocations are based upon the estimated percentages of time to be spent by our executive officers performing services for EchoStar under the Management Services Agreement.  EchoStar also reimburses us for direct out-of-pocket costs incurred by us for management services provided to EchoStar.  We and EchoStar evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and EchoStar mutually agree upon.

The Management Services Agreement automatically renewed on January 1, 2013 for an additional one-year period until January 1, 2014 and renews automatically for successive one-year periods thereafter, unless terminated earlier:  (i) by EchoStar at any time upon at least 30 days notice; (ii) by us at the end of any renewal term, upon at least 180 days notice; or (iii) by us upon notice to EchoStar, following certain changes in control.  Effective June 15, 2013, the Management Services Agreement was terminated by EchoStar.

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

D1.  Effective November 1, 2012, we entered into a satellite capacity agreement pursuant to which Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes Communications, Inc. (“Hughes”), leases certain satellite capacity from us on D1 for research and development.  This lease generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; (iii) the date the spectrum capacity on which service is being provided under the agreement fails; or (iv) December 31, 2013.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

EchoStar XV.  During May 2013, we began leasing certain satellite capacity to EchoStar on EchoStar XV and relocated the satellite for testing at EchoStar’s Brazilian authorization at the 45 degree orbital location.  Subject to certain conditions, (i) this lease terminates on February 1, 2014, (ii) EchoStar has certain rights to extend the service term of this lease for three years, and (iii) we have the right to terminate this lease prior to the date of expiration and have the satellite relocated from the 45 degree orbital location.

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

EchoStar VI, VIII and XII.  The leases for EchoStar VI, VIII and XII generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  Beginning in the first quarter 2013, the leases for the EchoStar VI and VIII satellites expired in accordance with

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

their terms and we no longer leased capacity from EchoStar on EchoStar VI and VIII.  During May 2013, we began leasing capacity from EchoStar on EchoStar VIII as an in-orbit spare.  Subject to certain conditions, this lease terminates on February 1, 2014.

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

103 Degree Orbital Location/SES-3.  During May 2012, EchoStar entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree orbital location (the “103 Spectrum Rights”).  During June 2013, we and EchoStar entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which we may use and develop the 103 Spectrum Rights.  We will make a payment to EchoStar in exchange for these rights.  In accordance with accounting principles that apply to transfers of assets between companies under common control, we recorded EchoStar’s net book value of this asset in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets and recorded the amount in excess of EchoStar’s net book value as a capital distribution.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights.

In connection with the 103 Spectrum Development Agreement, during May 2012, EchoStar also entered into a ten-year service agreement with Ciel pursuant to which EchoStar leases certain satellite capacity from Ciel on the SES-3 satellite at the 103 degree orbital location (the “103 Service Agreement”).  During June 2013, we and EchoStar entered into an agreement pursuant to which we lease certain satellite capacity from EchoStar on the SES-3 satellite (the “DISH 103 Service Agreement”).  Under the terms of the DISH 103 Service Agreement, we make certain monthly payments to EchoStar through the service term.  Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of:  (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) ten years following the actual service commencement date.  Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that we will exercise our option to receive service on a replacement satellite.

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

DBSD North America Agreement.  On March 9, 2012, we completed the DBSD Transaction.  During the second quarter 2011, EchoStar acquired Hughes.  Prior to our acquisition of DBSD North America and EchoStar’s acquisition of Hughes, DBSD North America and HNS entered into an agreement pursuant to which HNS provides, among other things, hosting, operations and maintenance services for DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement renewed for a one-year period ending on February 15, 2014, and renews for three successive one-year periods unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.

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

Blockbuster.  On April 26, 2011, we completed the Blockbuster Acquisition.  During the second quarter 2011, EchoStar acquired Hughes.  Blockbuster purchased certain broadband products and services from HNS pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and EchoStar’s acquisition of Hughes.  Subsequent to these transactions, Blockbuster entered into a new agreement with HNS which extends for a period through October 31, 2014, pursuant to which Blockbuster may continue to purchase certain broadband products and services from HNS.  Blockbuster has the option to renew the agreement for an additional one-year period.

DISH Digital Holding L.L.C.  Effective July 1, 2012, we and EchoStar formed DISH Digital Holding L.L.C. (“DISH Digital”), which is owned two-thirds by us and one-third by EchoStar and is consolidated into our financial statements beginning July 1, 2012.  DISH Digital was formed to develop and commercialize certain advanced technologies.  We, EchoStar and DISH Digital entered into the following agreements with respect to DISH Digital:  (i) a contribution agreement pursuant to which we and EchoStar contributed certain assets in exchange for our respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement, which provides for the governance of DISH Digital; and (iii) a commercial agreement pursuant to which, among other things, DISH Digital has: (a) certain rights and corresponding obligations with respect to DISH Digital’s business; and (b) the right, but not the obligation, to receive certain services from us and EchoStar, respectively.  Since this is a formation of an entity under common control and a step-up in basis is not allowed, each party’s contributions were recorded at historical book value for accounting purposes.  We consolidated DISH Digital with EchoStar’s ownership position recorded as non-controlling interest.

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

XiP Encryption Agreement.  During the third quarter 2012, we entered into an encryption agreement with EchoStar for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which EchoStar provides certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  The term of the XiP Encryption Agreement is for a period until December 31, 2014.  Under the XiP Encryption Agreement, we have the option, but not the obligation, to extend the XiP Encryption Agreement for one additional year upon 180 days notice prior to the end of the term.  We and EchoStar each have the right to terminate the XiP Encryption Agreement for any reason upon at least 30 days notice and 180 days notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

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

For the three months ended June 30, 2013 and 2012, we purchased set-top boxes and other equipment from EchoStar of $309 million and $253 million, respectively.  For the six months ended June 30, 2013 and 2012, we purchased set-top boxes and other equipment from EchoStar of $606 million and $491 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

Tax Sharing Agreement.  In connection with the Spin-off, we entered into a tax sharing agreement with EchoStar which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by us, and we will indemnify EchoStar for such taxes.  However, we are not liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended (the “Code”) because of: (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar takes or fails to take; or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the Internal Revenue Service (“IRS”) in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, EchoStar is solely liable for, and will indemnify us for, any resulting taxes, as well as any losses, claims and expenses.  The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

In light of the tax sharing agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns.  As a result, we agreed to pay EchoStar $83 million of the tax benefit we received or will receive.  This will result in a reduction of our recorded unrecognized tax benefits and this amount will be reclassified to a long-term payable to EchoStar within “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Condensed Consolidated Balance Sheets during the third quarter 2013.  Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit.

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and HNS entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement our RUS program.  The initial term of the RUS Agreement shall continue until the earlier of: (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days’ prior written notice to HNS.  During the three months

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

ended June 30, 2013 and 2012, we expensed $2 million under this agreement which is included in “Cost of sales — equipment, merchandise, services, rental and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the six months ended June 30, 2013 and 2012, we expensed $3 million under this agreement.  The RUS Agreement expired during June 2013 when the Grant Funds were exhausted.

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, dishNET Satellite Broadband L.L.C. (“dishNET Satellite Broadband”), our wholly-owned subsidiary, and HNS entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which dishNET Satellite Broadband has the right, but not the obligation, to market, sell and distribute the HNS satellite Internet service (the “Service”).  dishNET Satellite Broadband pays HNS a monthly per subscriber wholesale service fee for the Service based upon the subscriber’s service level, and, beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET Satellite Broadband has the right, but not the obligation, to purchase certain broadband equipment from HNS to support the sale of the Service.  The Distribution Agreement has a term of five years with automatic renewal for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.  During the three and six months ended June 30, 2013, we paid $6 million and $10 million, respectively, for these services from HNS, included in “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Since this Distribution Agreement was entered into effective October 1, 2012, we did not incur any expense for the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2013, we purchased broadband equipment from HNS of $25 million and $37 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  Since this Distribution Agreement was entered into effective October 1, 2012, we did not incur any expense for the three and six months ended June 30, 2012.

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

Radio Access Network Agreement.  On November 29, 2012, we entered into an agreement with HNS pursuant to which HNS will construct for us a ground-based satellite radio access network (“RAN”) for a fixed fee.  The completion of the RAN under this agreement is expected to occur on or before November 29, 2014.  This agreement generally may be terminated by us at any time for convenience.  As of June 30, 2013 and December 31, 2012, we had capitalized in total $8 million and $3 million, respectively, for these services, included in “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$24,547	$17,355	$46,566	$34,839

	As of
	June 30,	December 31,
	2013	2012
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$20,188	$21,930

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

15.          Subsequent Events

On July 23, 2013, L-Band Acquisition, LLC (“L-Band”), our wholly-owned subsidiary, formed to make a bid to acquire assets of LightSquared LP, entered into a Plan Support Agreement (the “PSA”) with certain senior secured lenders to LightSquared LP, which contemplates the purchase by L-Band of substantially all of the assets of the LightSquared LP Entities (as defined below) for a purchase price of $2.22 billion in cash, plus the assumption of certain liabilities pursuant to the terms and conditions of a proposed asset purchase agreement (the “Proposed APA”).  SP Special Opportunities, LLC, an entity controlled by Charles W. Ergen, our Chairman, is a senior secured lender to LightSquared LP and holds a substantial portion of LightSquared LP’s senior secured debt.  We are a party to the PSA solely with respect to certain guaranty obligations.  Our Board of Directors (the “Board”) approved entering into the PSA, which would implement the Proposed APA, based, among other things, on the recommendation of a special committee of the Board (the “Special Committee”) and a fairness opinion that was prepared by a financial advisory firm at the request of the Special Committee.

Pursuant to the PSA, L-Band and such lenders have agreed, subject to the terms and conditions set forth therein, to support and pursue confirmation of a plan of reorganization (the “LightSquared LP Plan”) for LightSquared LP and certain of its subsidiaries that are debtors and debtors in possession (collectively, the “LightSquared LP Entities”) in pending bankruptcy cases under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12-12080 (SCC).

L-Band’s purchase offer under the LightSquared LP Plan is subject to the submission of higher and better offers in accordance with certain bid procedures to be proposed in connection with the LightSquared LP Plan.  In addition, the LightSquared LP Plan is subject to confirmation by the Bankruptcy Court.  The Proposed APA has not been negotiated with, or executed by, the LightSquared LP Entities.  Consummation of the acquisition contemplated under the Proposed APA is subject to, among other things, Bankruptcy Court, FCC and Canadian federal Department of Industry (“Industry Canada”) approvals.  However, funding of the purchase price under the Proposed APA is not conditioned upon receipt of approvals from the FCC or Industry Canada.  We would be a party to the Proposed APA solely with respect to certain guaranty obligations.

There can be no assurance that we will ultimately be able to complete the acquisition contemplated under the Proposed APA.  Further, to the extent that we complete the acquisition contemplated under the Proposed APA, there can be no assurance that we would be able to develop and implement a business model that would realize a return on the acquired assets or that we would be able to profitably deploy the acquired assets, which could affect the carrying value of these assets and our future financial condition or results of operations.  If we are unable to successfully address these challenges and risks, our business, financial condition or results of operations could suffer.

Furthermore, if we enter into the Proposed APA, funding of the purchase price is not conditioned upon receipt of approvals from the FCC or Industry Canada.  If the required approvals are not obtained, subject to certain exceptions, we would have the right to direct and require a sale of some or all of the assets of the LightSquared Entities to a third party and we would be entitled to the proceeds of such a sale.  These proceeds could, however, be substantially less than amounts we would have funded under the Proposed APA.  Therefore, if we fail to obtain these necessary regulatory approvals, we may suffer significant financial losses.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this quarterly report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, our Quarterly Report on Form 10-Q for the three months ended March 31, 2013 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.”

EXECUTIVE SUMMARY

Overview

DISH lost approximately 78,000 net Pay-TV subscribers during the three months ended June 30, 2013, compared to the loss of approximately 10,000 net Pay-TV subscribers during the same period in 2012.  The increase in the number of net Pay-TV subscribers lost versus the same period in 2012 resulted from lower gross new Pay-TV subscriber activations and an increase in our Pay-TV churn rate.

During the three months ended June 30, 2013, DISH added approximately 624,000 gross new Pay-TV subscribers compared to the addition of approximately 665,000 gross new Pay-TV subscribers during the same period in 2012, a decrease of 6.2%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our Pay-TV churn rate for the three months ended June 30, 2013 was 1.67% compared to 1.60% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we had a programming package price increase in the first quarter 2013 and did not during the same period in 2012.  Churn continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, the aggressiveness of competitor subscriber acquisition efforts, and our ability to control piracy and other forms of fraud.

DISH lost approximately 42,000 net Pay-TV subscribers during the six months ended June 30, 2013, compared to the addition of approximately 94,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 resulted from an increase in our Pay-TV churn rate and lower gross new Pay-TV subscriber activations.  Our Pay-TV churn rate for the six months ended June 30, 2013 was 1.57% compared to 1.48% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we had a programming package price increase in the first quarter 2013 and did not during the same period in 2012.  During the six months ended June 30, 2013, DISH added approximately 1.278 million gross new Pay-TV subscribers compared to approximately 1.338 million gross new Pay-TV subscribers during the same period in 2012, a decrease of 4.5%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

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

DISH added approximately 61,000 net Broadband subscribers during the three months ended June 30, 2013 compared to the addition of approximately 11,000 net Broadband subscribers during the same period in 2012.  This increase versus the same period in 2012 primarily resulted from higher gross new Broadband subscriber activations.  During the three months ended June 30, 2013, DISH added approximately 79,000 gross new Broadband subscribers compared to the addition of approximately 21,000 gross new Broadband subscribers during the same period in 2012.  This increase was driven by increased advertising related to the dishNET branded broadband services.  Broadband services revenue was $47 million and $22 million for the three months ended June 30, 2013 and 2012, respectively, and 1.4% and 0.7% of our total “Subscriber-related revenue,” respectively.

DISH added approximately 127,000 net Broadband subscribers during the six months ended June 30, 2013 compared to the addition of approximately 17,000 net Broadband subscribers during the same period in 2012.  This increase versus the same period in 2012 primarily resulted from higher gross new Broadband subscriber activations.  During the six months ended June 30, 2013, DISH added approximately 162,000 gross new Broadband subscribers compared to the addition of approximately 35,000 gross new Broadband subscribers during the same period in 2012.  This increase was driven by increased advertising related to the dishNET branded broadband services.  Broadband services revenue was $88 million and $42 million for the six months ended June 30, 2013 and 2012, respectively, and 1.3% and 0.6% of our total “Subscriber-related revenue,” respectively.

“Net income (loss) attributable to DISH Network” for the three and six months ended June 30, 2013 was a loss of $11 million and income of $205 million, respectively, compared to income of $226 million and $586 million, respectively, for the same period in 2012.  During the three months ended June 30, 2013, “Net income (loss) attributable to DISH Network” decreased primarily due to the impairment of the T2 and D1 satellites of $438 million, an increase in interest expense related to the issuance of debt in 2012 and the issuance and redemption of debt in 2013, and an increase in subscriber-related expenses.  This decrease was partially offset by unrealized gains on our derivative financial instruments during 2013 compared to the same period in 2012 and the programming package price increase in February 2013.  During the six months ended June 30, 2013, “Net income (loss) attributable to DISH Network” decreased primarily due to the impairment of the T2 and D1 satellites, an increase in subscriber-related expenses, subscriber acquisition costs and interest expense, partially offset by the programming package price increase in February 2013.  In addition, the six months ended June 30, 2013 was favorably impacted by the unrealized gains on our derivative financial instruments and the six months ended June 30, 2012 was favorably impacted by a non-cash gain of $99 million related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  See Note 2 and Note 8 in the Notes to the Condensed Consolidated Financial Statements for further information.

Our ability to compete successfully will depend on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices, among other things.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase, especially for local broadcast channels and sports programming.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  In addition, increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Additionally, our gross new Pay-TV subscriber activations and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire or if we lose access to programming as a result of disputes with programming suppliers.

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

To maintain and enhance our competitiveness over the long term, we introduced the Hopper® set-top box, that a consumer can use, at his or her option, to view recorded programming in HD in multiple rooms.  We recently introduced the Hopper set-top box with Sling, which promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as DISH Anywhere™ that utilizes, among other things, online access and Slingbox “placeshifting” technology.  In addition, the Hopper with Sling has several innovative features that a consumer can use, at his or her option, to watch and record television programming through certain tablet computers and combines program-discovery tools, social media engagement and remote-control capabilities through the use of certain tablet computers.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

On May 22, 2013, we launched a promotion whereby qualifying new Pay-TV subscribers may choose either an Apple® iPad® 2 or programming credits when they lease a Hopper with Sling set-top box and subscribe to America’s Top 120, DishLATINO Plus or a higher programming package and commit to a two-year contract  (“the iPad promotion”).

During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime™ and AutoHop™ features of the Hopper set-top box infringe their copyrights.  Subsequently, Fox has alleged that the Hopper Transfers™ feature of our second generation Hopper set-top-box infringes its copyrights.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

During the three months ended June 30, 2013, Blockbuster operations contributed $121 million in revenue and $5 million in operating loss compared to $253 million in revenue and $13 million in operating loss for the same period in 2012.  The decrease in revenue during the three months ended June 30, 2013 primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012.  During the first quarter 2013, we closed approximately 150 domestic retail stores and during the second quarter 2013, we closed approximately 200 stores, leaving us with approximately 450 domestic retail stores as of June 30, 2013.  We currently plan to close approximately 100 additional domestic retail stores during the next three months.

During the six months ended June 30, 2013, Blockbuster operations contributed $301 million in revenue and $4 million in operating loss compared to $587 million in revenue and less than $1 million in operating income for the same period in 2012.  The decrease in revenue during the six months ended June 30, 2013 primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012, discussed above.

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

On March 25, 2013, Gordon Brothers Europe purchased certain assets and assumed certain liabilities of the Blockbuster UK Operating Entities through the Administration.  As a result, we recorded an additional $2 million impairment charge related to the intercompany receivables, to adjust these amounts to their estimated net realizable value.  This impairment charge was recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013.  In total, as of June 30, 2013, we have recorded charges of approximately $48 million on a pre-tax basis related to the Administration.  The proceeds that we actually receive from the Administration and the actual impairment charge may differ from our estimates.

For the three and six months ended June 30, 2012, Blockbuster UK had $70 million and $140 million, respectively, of revenue and an operating loss of less than $1 million and $5 million, respectively.  Upon deconsolidation on January 16, 2013, the revenue and expenses related to the operations of Blockbuster UK are no longer recorded in our Condensed Consolidated Financial Statements.

Wireless Spectrum

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain interim and final build-out requirements.  On March 2, 2012, the FCC approved the transfer of 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America, Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”) to us.  On March 9, 2012, we completed the acquisition of 100% of the equity of reorganized DBSD North America (the “DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  The financial results of DBSD North America and TerreStar are included in our results beginning March 9, 2012.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We generated less than $1 million of revenue for each of the three months ended June 30, 2013 and 2012 from our wireless segment and $1 million and less than $1 million of revenue for the six months ended June 30, 2013 and 2012, respectively, from our wireless segment.  In addition, we incurred operating losses of $525 million and $18 million for the three months ended June 30, 2013 and 2012, respectively, and operating losses of $543 million and $26 million for the six months ended June 30, 2013 and 2012, respectively.  The three and six months ended June 30, 2013 included a $438 million impairment charge for the T2 and D1 satellites, $53 million of additional depreciation expense related to the accelerated depreciable lives of certain assets designed to support the TerreStar Mobile Satellite Service (“MSS”) business, which ceased operations during the second quarter 2013, and $18 million of legal and financial advisory fees related to our proposed merger with Sprint Corporation (“Sprint”).  See Note 7 in the Notes to the Condensed Consolidated Financial Statements for further information.

We incur general and administrative expenses associated with certain satellite operations and regulatory compliance matters from our wireless spectrum assets.  We also incur depreciation and amortization expenses associated with certain assets of DBSD North America and TerreStar.  As we review our options for the commercialization of this wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.

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

Future Liquidity

4 1/4% Senior Notes due 2018

On April 5, 2013, we issued $1.2 billion aggregate principal amount of our five-year, 4 1/4% Senior Notes due April 1, 2018 at an issue price of 100%.  Interest accrues at an annual rate of 4 1/4% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing on October 1, 2013.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

5 1/8% Senior Notes due 2020

On April 5, 2013, we issued $1.1 billion aggregate principal amount of our seven-year, 5 1/8% Senior Notes due May 1, 2020 at an issue price of 100%.  Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash in arrears on May 1 and November 1 of each year, commencing on November 1, 2013.

Wireless Spectrum

On March 2, 2012, the FCC approved the transfer of 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.

On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-out Requirement”).  By March 2020, we must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-out Requirement”).  If we fail to meet the AWS-4 Interim Build-out Requirement, the AWS-4 Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If we fail to meet the AWS-4 Final Build-out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement will terminate.  In addition, the FCC has adopted rules for a spectrum band that is adjacent to our AWS-4 licenses, known as the “H Block.”  Depending on the outcome of the standard-setting process for the H Block, the rules that the FCC adopted could further impact the remaining 15 MHz of our uplink spectrum (2005-2020 MHz), which may have a material adverse effect on our ability to commercialize the AWS-4 licenses.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further information.

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009.  These licenses mandate certain interim and final build-out requirements.  By June 2013, we must provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-out Requirement”).  By the end of our license term (June 2019), we must provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-out Requirement”).  We have recently notified the FCC of our plans to commence signal coverage in select cities within certain of these areas, but we have not yet developed plans for providing signal coverage and offering service in all of these areas.  If we fail to meet the 700 MHz Interim Build-out Requirement, the term of our licenses will be reduced, from June 2019 to June 2017, and we could face possible fines and the reduction of license area(s).  On June 12, 2013, we filed a request with the FCC for an extension of the 700 MHz Interim Build-out Requirement.  We cannot predict the timing or outcome of any FCC action on our extension request.  If we fail to meet the 700 MHz Final Build-out Requirement, our authorization for each license area in which we fail to meet the requirement will terminate.

We will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third party distributors of our equipment domestically and to Pay-TV subscribers, as well as other hardware sales to Pay-TV subscribers related to the iPad promotion.  Effective April 26, 2011, revenue from merchandise sold to customers including movies, video games and other items, and revenue from the rental of movies and video games and the sale of previously rented titles related to our Blockbuster segment are included in this category.  Effective March 9, 2012, revenue related to our wireless segment is included in this category.

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

Cost of sales - equipment, merchandise, services, rental and other.  “Cost of sales - equipment, merchandise, services, rental and other” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other third party distributors of our equipment domestically and to Pay-TV subscribers, as well as the cost of other hardware sales to Pay-TV subscribers related to the iPad promotion.  Effective April 26, 2011, the cost of movies and video games including rental title purchases or revenue sharing to studios, packaging and online delivery costs and cost of merchandise sold including movies, video games and other items related to our Blockbuster segment are included in this category.  In addition, “Cost of sales - equipment, merchandise, services, rental and other” includes costs related to equipment sales, services, and other agreements with EchoStar.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –– Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012.

	For the Three Months
	Ended June 30,		Variance
Statements of Operations Data	2013	2012	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,456,536	$3,295,831	$160,705	4.9
Equipment and merchandise sales, rental and other revenue	140,611	270,257	(129,646)	(48.0)
Equipment sales, services and other revenue - EchoStar	8,986	5,678	3,308	58.3
Total revenue	3,606,133	3,571,766	34,367	1.0

Costs and Expenses:
Subscriber-related expenses	1,924,020	1,823,665	100,355	5.5
% of Subscriber-related revenue	55.7%	55.3%
Satellite and transmission expenses - EchoStar	125,706	107,082	18,624	17.4
% of Subscriber-related revenue	3.6%	3.2%
Satellite and transmission expenses - Other	10,190	9,178	1,012	11.0
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, merchandise, services, rental and other	76,783	130,061	(53,278)	(41.0)
Subscriber acquisition costs	434,536	406,642	27,894	6.9
General and administrative expenses	276,176	327,667	(51,491)	(15.7)
% of Total revenue	7.7%	9.2%
Depreciation and amortization	300,474	299,119	1,355	0.5
Impairment of long-lived assets	437,575	—	437,575	*
Total costs and expenses	3,585,460	3,103,414	482,046	15.5

Operating income (loss)	20,673	468,352	(447,679)	(95.6)

Other Income (Expense):
Interest income	43,843	20,204	23,639	*
Interest expense, net of amounts capitalized	(214,870)	(109,301)	(105,569)	(96.6)
Other, net	97,241	(7,448)	104,689	*
Total other income (expense)	(73,786)	(96,545)	22,759	23.6

Income (loss) before income taxes	(53,113)	371,807	(424,920)	*
Income tax (provision) benefit, net	38,039	(146,211)	184,250	*
Effective tax rate	71.6%	39.3%
Net income (loss)	(15,074)	225,596	(240,670)	*
Less: Net income (loss) attributable to noncontrolling interest	(4,022)	(136)	(3,886)	*
Net income (loss) attributable to DISH Network	$(11,052)	$225,732	$(236,784)	*

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.014	14.061	(0.047)	(0.3)
Pay-TV subscriber additions, gross (in millions)	0.624	0.665	(0.041)	(6.2)
Pay-TV subscriber additions, net (in millions)	(0.078)	(0.010)	(0.068)	*
Pay-TV average monthly subscriber churn rate	1.67%	1.60%	0.07%	4.4
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$882	$800	$82	10.3
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$80.90	$77.59	$3.31	4.3
Broadband subscribers, as of period end (in millions)	0.310	0.122	0.188	*
Broadband subscriber additions, gross (in millions)	0.079	0.021	0.058	*
Broadband subscriber additions, net (in millions)	0.061	0.011	0.050	*
EBITDA (in thousands)	$422,410	$760,159	$(337,749)	(44.4)

*  Percentage is not meaningful.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –– Continued

Pay-TV subscribers.  DISH lost approximately 78,000 net Pay-TV subscribers during the three months ended June 30, 2013, compared to the loss of approximately 10,000 net Pay-TV subscribers during the same period in 2012.  The increase in the number of net Pay-TV subscribers lost versus the same period in 2012 resulted from lower gross new Pay-TV subscriber activations and an increase in our Pay-TV churn rate.

During the three months ended June 30, 2013, DISH added approximately 624,000 gross new Pay-TV subscribers compared to the addition of approximately 665,000 gross new Pay-TV subscribers during the same period in 2012, a decrease of 6.2%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our Pay-TV churn rate for the three months ended June 30, 2013 was 1.67% compared to 1.60% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we had a programming package price increase in the first quarter 2013 and did not during the same period in 2012.  Churn continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, the aggressiveness of competitor subscriber acquisition efforts, and our ability to control piracy and other forms of fraud.

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third party retailers and installers to provide high-quality service.  Most of these factors have affected both gross new Pay-TV subscriber activations as well as Pay-TV churn rate.  Our future gross new Pay-TV subscriber activations and Pay-TV churn rate may be negatively impacted by these factors, which could in turn adversely affect our revenue growth.

Broadband subscribers.  DISH added approximately 61,000 net Broadband subscribers during the three months ended June 30, 2013 compared to the addition of approximately 11,000 net Broadband subscribers during the same period in 2012.  This increase versus the same period in 2012 primarily resulted from higher gross new Broadband subscriber activations.  During the three months ended June 30, 2013, DISH added approximately 79,000 gross new Broadband subscribers compared to the addition of approximately 21,000 gross new Broadband subscribers during the same period in 2012.  This increase was driven by increased advertising related to the dishNET branded broadband services.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.457 billion for the three months ended June 30, 2013, an increase of $161 million or 4.9% compared to the same period in 2012.  The change in “Subscriber-related revenue” from the same period in 2012 was primarily related to the increase in Pay-TV ARPU discussed below.  Included in “Subscriber-related revenue” was $47 million and $22 million of revenue related to our broadband services for the three months ended June 30, 2013 and 2012, respectively.

Pay-TV ARPU.  Pay-TV ARPU was $80.90 during the three months ended June 30, 2013 versus $77.59 during the same period in 2012.  The $3.31 or 4.3% increase in Pay-TV ARPU was primarily attributable to the programming package price increase in February 2013 and higher hardware related revenue, partially offset by a decrease in pay-per-view revenue.

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” totaled $141 million for the three months ended June 30, 2013, a decrease of $130 million or 48.0% compared to the same period in 2012.  This change was primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012.  See Note 9 in the Notes to the Condensed Consolidated Financial Statements for further information.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –– Continued

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.924 billion during the three months ended June 30, 2013, an increase of $100 million or 5.5% compared to the same period in 2012.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming and retention costs and higher Broadband subscriber-related expenses due to the increase in our Broadband subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $33 million and $11 million of expense related to our broadband services for the three months ended June 30, 2013 and 2012, respectively. “Subscriber-related expenses” represented 55.7% and 55.3% of “Subscriber-related revenue” during the three months ended June 30, 2013 and 2012, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of subscribers to whom we provide the respective content.  Our programming expenses will continue to increase to the extent we are successful in growing our subscriber base.  In addition, our “Subscriber-related expenses” may face further upward pressure from price increases and the renewal of long-term programming contracts on less favorable pricing terms.

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” totaled $126 million during the three months ended June 30, 2013, an increase of $19 million or 17.4% compared to the same period in 2012.  The increase in “Satellite and transmission expenses — EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the EchoStar XVI satellite, which was launched in November 2012 and QuetzSat-1, which commenced commercial operation at the 77 degree orbital slot in February 2013.  This increase was partially offset by a decrease in transponder capacity leased from EchoStar primarily related to the expiration of the EchoStar VI lease in first quarter 2013.  See Note 14 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Cost of sales — equipment, merchandise, services, rental and other.  “Cost of sales — equipment, merchandise, services, rental and other” totaled $77 million for the three months ended June 30, 2013, a decrease of $53 million or 41.0% compared to the same period in 2012.  This change was primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012.  See Note 9 in the Notes to the Condensed Consolidated Financial Statements for further information.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $435 million for the three months ended June 30, 2013, an increase of $28 million or 6.9% compared to the same period in 2012.  This change was primarily attributable to the increase in Pay-TV SAC described below, partially offset by a decrease in our gross new Pay-TV subscriber activations during the period.  Included in “Subscriber acquisition costs” was $37 million and $6 million of expenses related to our broadband services for the three months ended June 30, 2013 and 2012, respectively.

Pay-TV SAC.  Pay-TV SAC was $882 during the three months ended June 30, 2013 compared to $800 during the same period in 2012, an increase of $82 or 10.3%.  This increase was primarily attributable to increased advertising and equipment costs.  Advertising costs were up $12 per activation reflecting increased brand spending related to the launch of our new Hopper with Sling set-top box in February 2013.  Capitalized equipment costs increased $49 per activation, primarily due to an increase in the percentage of new subscriber activations with new Hopper receiver systems.  In addition, the Hopper with Sling set-top box cost per unit is currently higher than the original Hopper set-top box.

During the three months ended June 30, 2013 and 2012, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $154 million and $132 million, respectively.  This increase in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from the factors described above.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –– Continued

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended June 30, 2013 and 2012, these amounts totaled $32 million and $36 million, respectively.

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

General and administrative expenses.  “General and administrative expenses” totaled $276 million during the three months ended June 30, 2013, a $51 million or 15.7% decrease compared to the same period in 2012.  This decrease was primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012, partially offset by $18 million of legal and financial advisory fees related to our proposed merger with Sprint.  See Note 8 and Note 9 in the Notes to the Condensed Consolidated Financial Statements for further information.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $300 million during the three months ended June 30, 2013, a $1 million or 0.5% increase compared to the same period in 2012.  The change in “Depreciation and amortization” expense was primarily due to $53 million of additional depreciation expense as a result of the accelerated depreciable lives of certain assets designed to support the TerreStar MSS business, which ceased operations during the second quarter 2013, and increased depreciation expense from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems.  The second quarter 2012 was impacted by the $68 million of depreciation expense related to the 148 degree orbital location.  See Note 7 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Impairment of long-lived assets.  “Impairment of long-lived assets” of $438 million during the three months ended June 30, 2013 resulted from an impairment of the T2 and D1 satellites.  See Note 7 in the Notes to the Condensed Consolidated Financial Statements for further information.

Interest income.  “Interest income” totaled $44 million during the three months ended June 30, 2013, an increase of $24 million compared to the same period in 2012.  This increase principally resulted from higher average cash and marketable investment securities balances during the three months ended June 30, 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $215 million during the three months ended June 30, 2013, an increase of $106 million or 96.6% compared to the same period in 2012.  This change primarily resulted from an increase in interest expense associated with the issuance of debt during 2012 and 2013, as well as the redemption of debt during the second quarter of 2013.  Included in “Interest expense, net of amounts capitalized” for the three months ended June 30, 2013 was $30 million in premiums, interest expense and deferred financing costs related to the issuance and redemption of our 6 1/4% Senior Notes due 2023 and our 5% Senior Notes due 2017.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further information.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –– Continued

Other, net.  “Other, net” income totaled $97 million during the three months ended June 30, 2013, an increase of $105 million compared to the same period in 2012.  This change principally resulted from unrealized gains of $76 million related to our derivative financial instruments that are indexed to the trading price of the common equity securities of Sprint during 2013 compared to the same period in 2012.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $422 million during the three months ended June 30, 2013, a decrease of $338 million or 44.4% compared to the same period in 2012.  EBITDA for the three months ended June 30, 2013 was negatively impacted by the $438 million impairment charge for the T2 and D1 satellites and was favorably impacted by the $76 million unrealized gain on our derivative financial instruments that are indexed to the trading price of the common equity securities of Sprint.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2013	2012
	(In thousands)
EBITDA	$422,410	$760,159
Interest expense, net	(171,027)	(89,097)
Income tax (provision) benefit, net	38,039	(146,211)
Depreciation and amortization	(300,474)	(299,119)
Net income (loss) attributable to DISH Network	$(11,052)	$225,732

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

Income tax (provision) benefit, net.  Our income tax benefit was $38 million during the three months ended June 30, 2013, compared to a $146 million provision during the same period in 2012.  The change was primarily related to the decrease in “Income (loss) before income taxes” and the change in our effective tax rate.  Our effective tax rate was favorably impacted by the recent audit settlement with the IRS related to periods prior to 2009.

Net income (loss) attributable to DISH Network.  “Net income (loss) attributable to DISH Network” was a loss of $11 million during the three months ended June 30, 2013, a decrease of $237 million compared to income of $226 million for the same period in 2012.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –– Continued

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012.

	For the Six Months
	Ended June 30,		Variance
Statements of Operations Data	2013	2012	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$6,809,086	$6,520,296	$288,790	4.4
Equipment and merchandise sales, rental and other revenue	341,145	620,994	(279,849)	(45.1)
Equipment sales, services and other revenue - EchoStar	11,126	12,345	(1,219)	(9.9)
Total revenue	7,161,357	7,153,635	7,722	0.1

Costs and Expenses:
Subscriber-related expenses	3,835,613	3,584,917	250,696	7.0
% of Subscriber-related revenue	56.3%	55.0%
Satellite and transmission expenses - EchoStar	238,639	216,936	21,703	10.0
% of Subscriber-related revenue	3.5%	3.3%
Satellite and transmission expenses - Other	20,438	20,857	(419)	(2.0)
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, merchandise, services, rental and other	176,309	272,323	(96,014)	(35.3)
Subscriber acquisition costs	898,436	806,180	92,256	11.4
General and administrative expenses	546,620	703,842	(157,222)	(22.3)
% of Total revenue	7.6%	9.8%
Depreciation and amortization	534,801	507,817	26,984	5.3
Impairment of long-lived assets	437,575	—	437,575	*
Total costs and expenses	6,688,431	6,112,872	575,559	9.4

Operating income (loss)	472,926	1,040,763	(567,837)	(54.6)

Other Income (Expense):
Interest income	81,337	27,293	54,044	*
Interest expense, net of amounts capitalized	(376,256)	(247,314)	(128,942)	(52.1)
Other, net	106,981	102,834	4,147	4.0
Total other income (expense)	(187,938)	(117,187)	(70,751)	(60.4)

Income (loss) before income taxes	284,988	923,576	(638,588)	(69.1)
Income tax (provision) benefit, net	(89,386)	(337,854)	248,468	73.5
Effective tax rate	31.4%	36.6%
Net income (loss)	195,602	585,722	(390,120)	(66.6)
Less: Net income (loss) attributable to noncontrolling interest	(8,944)	(320)	(8,624)	*
Net income (loss) attributable to DISH Network	$204,546	$586,042	$(381,496)	(65.1)

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.014	14.061	(0.047)	(0.3)
Pay-TV subscriber additions, gross (in millions)	1.278	1.338	(0.060)	(4.5)
Pay-TV subscriber additions, net (in millions)	(0.042)	0.094	(0.136)	*
Pay-TV average monthly subscriber churn rate	1.57%	1.48%	0.09%	6.1
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$882	$773	$109	14.1
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$79.72	$76.92	$2.80	3.6
Broadband subscribers, as of period end (in millions)	0.310	0.122	0.188	*
Broadband subscriber additions, gross (in millions)	0.162	0.035	0.127	*
Broadband subscriber additions, net (in millions)	0.127	0.017	0.110	*
EBITDA (in thousands)	$1,123,652	$1,651,734	$(528,082)	(32.0)

*  Percentage is not meaningful.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –– Continued

Pay-TV subscribers.  DISH lost approximately 42,000 net Pay-TV subscribers during the six months ended June 30, 2013, compared to the addition of approximately 94,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 resulted from an increase in our Pay-TV churn rate and lower gross new Pay-TV subscriber activations.  Our Pay-TV churn rate for the six months ended June 30, 2013 was 1.57% compared to 1.48% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we had a programming package price increase in the first quarter 2013 and did not during the same period in 2012.  During the six months ended June 30, 2013, DISH added approximately 1.278 million gross new Pay-TV subscribers compared to approximately 1.338 million gross new Pay-TV subscribers during the same period in 2012, a decrease of 4.5%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Broadband subscribers.  DISH added approximately 127,000 net Broadband subscribers during the six months ended June 30, 2013 compared to the addition of approximately 17,000 net Broadband subscribers during the same period in 2012.  This increase versus the same period in 2012 primarily resulted from higher gross new Broadband subscriber activations.  During the six months ended June 30, 2013, DISH added approximately 162,000 gross new Broadband subscribers compared to the addition of approximately 35,000 gross new Broadband subscribers during the same period in 2012.  This increase was driven by increased advertising related to the dishNET branded broadband services.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $6.809 billion for the six months ended June 30, 2013, an increase of $289 million or 4.4% compared to the same period in 2012.  The change in “Subscriber-related revenue” from the same period in 2012 was primarily related to the increase in Pay-TV ARPU discussed below.  Included in “Subscriber-related revenue” was $88 million and $42 million of revenue related to our broadband services for the six months ended June 30, 2013 and 2012, respectively.

Pay-TV ARPU.  Pay-TV ARPU was $79.72 during the six months ended June 30, 2013 versus $76.92 during the same period in 2012.  The $2.80 or 3.6% increase in Pay-TV ARPU was primarily attributable to the programming package price increase in February 2013 and higher hardware related revenue.

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” totaled $341 million for the six months ended June 30, 2013, a decrease of $280 million compared to the same period in 2012.  This change was primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $3.836 billion during the six months ended June 30, 2013, an increase of $251 million or 7.0% compared to the same period in 2012.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming and retention costs and higher Broadband subscriber-related expenses due to the increase in our Broadband subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $61 million and $21 million of expense related to our broadband services for the six months ended June 30, 2013 and 2012, respectively. “Subscriber-related expenses” represented 56.3% and 55.0% of “Subscriber-related revenue” during the six months ended June 30, 2013 and 2012, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” totaled $239 million during the six months ended June 30, 2013, an increase of $22 million or 10.0% compared to the same period in 2012.  The increase in “Satellite and transmission expenses — EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the EchoStar XVI satellite, which was launched in November 2012 and QuetzSat-1, which commenced commercial operation at the 77 degree orbital slot in February 2013.  This increase was partially offset by a decrease in transponder capacity leased from EchoStar primarily related to the expiration of the EchoStar VI lease in first quarter 2013.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –– Continued

Cost of sales — equipment, merchandise, services, rental and other.  “Cost of sales — equipment, merchandise, services, rental and other” totaled $176 million for the six months ended June 30, 2013, a decrease of $96 million compared to the same period in 2012.  This change was primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $898 million for the six months ended June 30, 2013, an increase of $92 million or 11.4% compared to the same period in 2012.  This change was primarily attributable to an increase in Pay-TV SAC described below, partially offset by a decrease in gross new Pay-TV subscriber activations.  Included in “Subscriber acquisition costs” was $72 million and $10 million of expenses related to our broadband services for the six months ended June 30, 2013 and 2012, respectively.

Pay-TV SAC.  Pay-TV SAC was $882 during the six months ended June 30, 2013 compared to $773 during the same period in 2012, an increase of $109 or 14.1%.  This increase was primarily attributable to increased advertising and equipment costs.  Advertising costs were up $28 per activation reflecting increased brand spending related to the launch of our new Hopper with Sling set-top box in February 2013.  Capitalized equipment costs increased $57 per activation, primarily due to an increase in the percentage of new subscriber activations with new Hopper receiver systems.  In addition, the Hopper with Sling set-top box cost per unit is currently higher than the original Hopper set-top box.

During the six months ended June 30, 2013 and 2012, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $301 million and $239 million, respectively.  This increase in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from the factors described above.

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the six months ended June 30, 2013 and 2012, these amounts totaled $77 million and $66 million, respectively.

General and administrative expenses.  “General and administrative expenses” totaled $547 million during the six months ended June 30, 2013, a $157 million or 22.3% decrease compared to the same period in 2012.  This decrease was primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012, partially offset by $18 million of legal and financial advisory fees related to our proposed merger with Sprint.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $535 million during the six months ended June 30, 2013, a $27 million or 5.3% increase compared to the same period in 2012.  This change in “Depreciation and amortization” expense was primarily due to $53 million of additional depreciation expense as a result of the accelerated depreciable lives of certain assets designed to support the TerreStar MSS business, which ceased operations during the second quarter 2013, and increased depreciation expense from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems.  The second quarter 2012 was impacted by the $68 million of depreciation expense related to the 148 degree orbital location.

Impairment of long-lived assets.  “Impairment of long-lived assets” of $438 million during the six months ended June 30, 2013 resulted from an impairment of the T2 and D1 satellites.  See Note 7 in the Notes to the Condensed Consolidated Financial Statements for further information.

Interest income.  “Interest income” totaled $81 million during the six months ended June 30, 2013, an increase of $54 million compared to the same period in 2012.  This increase principally resulted from higher average cash and marketable investment securities balances during the six months ended June 30, 2013 and higher percentage returns earned on our cash and marketable investment securities.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –– Continued

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $376 million during the six months ended June 30, 2013, an increase of $129 million or 52.1% compared to the same period in 2012.  This change primarily resulted from an increase in interest expense associated with the issuance of debt during 2012 and 2013 as well as the redemption of debt during the second quarter of 2013, partially offset by an increase in capitalized interest in 2013 of $31 million primarily related to our wireless spectrum licenses.  Included in “Interest expense, net of amounts capitalized” for the six months ended June 30, 2013 was $30 million in premiums, interest expense and deferred financing costs related to the issuance and redemption of our 6 1/4% Senior Notes due 2023 and our 5% Senior Notes due 2017.

Other, net.  “Other, net” income totaled $107 million during the six months ended June 30, 2013, an increase of $4 million compared to the same period in 2012.  This change principally resulted from unrealized gains of $85 million related to our derivative financial instruments that are indexed to the trading price of the common equity securities of Sprint during 2013 compared to the same period in 2012.  The six months ended June 30, 2012 was favorably impacted by the non-cash gain of $99 million related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.124 billion during the six months ended June 30, 2013, a decrease of $528 million or 32.0% compared to the same period in 2012.  EBITDA for the six months ended June 30, 2013 was negatively impacted by the $438 million impairment charge for the T2 and D1 satellites and was favorably impacted by the $85 million unrealized gain on our derivative financial instruments that are indexed to the trading price of the common equity securities of Sprint.  The six months ended June 30, 2012 was favorably impacted by the non-cash gain of $99 million related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months
	Ended June 30,
	2013	2012
	(In thousands)
EBITDA	$1,123,652	$1,651,734
Interest expense, net	(294,919)	(220,021)
Income tax (provision) benefit, net	(89,386)	(337,854)
Depreciation and amortization	(534,801)	(507,817)
Net income (loss) attributable to DISH Network	$204,546	$586,042

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

Income tax (provision) benefit, net.  Our income tax provision was $89 million during the six months ended June 30, 2013, a decrease of $248 million compared to the same period in 2012.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes” and a decrease in our effective tax rate.  Our effective tax rate was favorably impacted by the recent audit settlement with the IRS related to periods prior to 2009.

Net income (loss) attributable to DISH Network.  “Net income (loss) attributable to DISH Network” was $205 million during the six months ended June 30, 2013, a decrease of $381 million compared to $586 million for the same period in 2012.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –– Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of June 30, 2013, our cash, cash equivalents and current marketable investment securities totaled $9.527 billion compared to $7.238 billion as of December 31, 2012, an increase of $2.289 billion.  This increase in cash, cash equivalents and current marketable investment securities primarily resulted from net proceeds of $2.292 billion from the issuance in April 2013 of our 4 1/4% Senior Notes due 2018 and 5 1/8% Senior Notes due 2020 and cash generated from operations of $1.231 billion, partially offset by purchases and prepaid funding to purchase derivative financial instruments of $696 million and capital expenditures of $594 million.

Cash Flow

The following discussion highlights our cash flow activities during the six months ended June 30, 2013.

Cash flows from operating activities

For the six months ended June 30, 2013, we reported “Net cash flows from operating activities” of $1.231 billion primarily attributable to $1.015 billion of net income adjusted to exclude non-cash charges for “Depreciation and amortization” expense, “Impairment of long-lived assets,” “Realized and unrealized losses (gains) on investments” and “Deferred tax expense (benefit).”  In addition, “Net cash flows from operating activities” benefited from sources of cash related to the changes in operating assets and liabilities related to timing differences between book expense and cash payments.

Cash flows from investing activities

For the six months ended June 30, 2013, we reported net cash outflows from investing activities of $3.058 billion primarily related to net purchases of marketable investment securities of $1.754 billion, purchases and prepaid funding to purchase derivative financial instruments of $696 million and capital expenditures of $594 million.  The capital expenditures included $412 million for new and existing pay-TV subscriber equipment, $35 million for new and existing Broadband subscriber equipment, $18 million for satellites and $129 million of other corporate capital expenditures.

Cash flows from financing activities

For the six months ended June 30, 2013, we reported net cash inflows from financing activities of $2.315 billion primarily related to net proceeds of $2.292 billion from the issuance in April 2013 of our 4 1/4% Senior Notes due 2018 and 5 1/8% Senior Notes due 2020.

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

During the six months ended June 30, 2013 and 2012, free cash flow was significantly impacted by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities” and “Net cash flows from investing activities” sections, respectively, of our Condensed

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –– Continued

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months
	Ended June 30,
	2013	2012
	(In thousands)
Free cash flow	$637,527	$927,879
Add back:
Purchases of property and equipment	593,740	420,185
Net cash flows from operating activities	$1,231,267	$1,348,064

Subscriber Base

DISH lost approximately 42,000 net Pay-TV subscribers during the six months ended June 30, 2013, compared to the addition of approximately 94,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 primarily resulted from an increase in our Pay-TV churn rate and lower gross new Pay-TV subscriber activations.  See “Results of Operations” above for further discussion.  There are a number of factors that impact our future cash flow compared to the cash flow we generate at any given point in time, including our Pay-TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  As we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Stock Repurchases

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our Class A common stock.  On November 2, 2012, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of outstanding shares of our Class A common stock through and including December 31, 2013.  As of June 30, 2013, we may repurchase up to $1.0 billion of our Class A common stock under this plan.

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

Seasonality

Historically, the first half of the year generally produces fewer gross new subscriber activations than the second half of the year, as is typical in the pay-TV industry.  In addition, the first and fourth quarters generally produce a lower churn rate than the second and third quarters.  However, we cannot provide assurance that this will continue in the future.

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

Wireless Spectrum

On March 2, 2012, the FCC approved the transfer of 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.

On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-out Requirement”).  By March 2020, we must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-out Requirement”).  If we fail to meet the AWS-4 Interim Build-out Requirement, the AWS-4 Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If we fail to meet the AWS-4 Final Build-out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement will terminate.  In addition, the FCC has adopted rules for a spectrum band that is adjacent to our AWS-4 licenses, known as the “H Block.”  Depending on the outcome of the standard-setting process for the H Block, the rules that the FCC adopted could further impact the remaining 15 MHz of our uplink spectrum (2005-2020 MHz), which may have a material adverse effect on our ability to commercialize the AWS-4 licenses.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further information.

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

plans to commence signal coverage in select cities within certain of these areas, but we have not yet developed plans for providing signal coverage and offering service in all of these areas.  If we fail to meet the 700 MHz Interim Build-out Requirement, the term of our licenses will be reduced, from June 2019 to June 2017, and we could face possible fines and the reduction of license area(s).  On June 12, 2013, we filed a request with the FCC for an extension of the 700 MHz Interim Build-out Requirement.  We cannot predict the timing or outcome of any FCC action on our extension request.  If we fail to meet the 700 MHz Final Build-out Requirement, our authorization for each license area in which we fail to meet the requirement will terminate.

We will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum licenses or that we will be able to profitably deploy the assets represented by these spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

Other Future Capital Requirements

Our 7% Senior Notes with an aggregate principal balance of $500 million mature on October 1, 2013.  We expect to fund this obligation from existing cash and marketable investment securities balances.

4 1/4% Senior Notes due 2018

On April 5, 2013, we issued $1.2 billion aggregate principal amount of our five-year, 4 1/4% Senior Notes due April 1, 2018 at an issue price of 100%.  Interest accrues at an annual rate of 4 1/4% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing on October 1, 2013.

5 1/8% Senior Notes due 2020

On April 5, 2013, we issued $1.1 billion aggregate principal amount of our seven-year, 5 1/8% Senior Notes due May 1, 2020 at an issue price of 100%.  Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash in arrears on May 1 and November 1 of each year, commencing on November 1, 2013.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of June 30, 2013, our cash, cash equivalents and current marketable investment securities had a fair value of $9.527 billion.  Of that amount, a total of $8.164 billion was invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our June 30, 2013 current non-strategic investment portfolio of $8.164 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the six months ended June 30, 2013 of 0.5%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2013 would result in a decrease of approximately $3 million in annual interest income.

Strategic Marketable Investment Securities

As of June 30, 2013, we held strategic and financial debt and equity investments in public companies with a fair value of $1.363 billion for strategic and financial purposes which are highly speculative and have experienced and continue to experience volatility.  As of June 30, 2013, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  For example, a significant portion of the value of these investments was concentrated in the debt securities of Clearwire.  The fair value of these Clearwire securities as of June 30, 2013 was $927 million.  Clearwire has multiple call options on certain of these debt securities upon 30 days notice.  The call option price may be less than the fair market value of these debt securities and, if exercised, proceeds could be less than our recorded fair market value as of June 30, 2013 and therefore, reduce our unrealized gains recorded as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” on our Condensed Consolidated Balance Sheets.  The fair value of certain of the debt and equity securities in our investment portfolio, including those of Clearwire, can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $136 million in the fair value of these investments.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of June 30, 2013, we had $91 million of restricted cash and marketable investment securities invested in:  (a) cash;  (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our June 30, 2013 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Noncurrent Auction Rate and Other Investment Securities

As of June 30, 2013, we held investments in ARS of $119 million, which are reported at fair value.  Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS investments.  As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature, and therefore interest rate risk associated with these securities is mitigated.  A hypothetical 10% adverse change in the price of these investments would result in a decrease of approximately $12 million in the fair value of these investments.

Derivative Financial Instruments

From time to time, we speculate using derivative financial instruments.

During the first and second quarter 2013, we purchased derivative financial instruments that are indexed to the trading price of the common equity securities of Sprint, which generally can be terminated at our option at any time.  Under the terms of these derivative financial instruments, we are entitled to any increase in value and are responsible to the counterparty for any decrease in value based on the change in the fair value of the underlying securities.  As of June 30, 2013, we held derivative financial instruments with a fair value of $677 million.  These derivative financial instruments have been classified as “Other current assets” on our Condensed Consolidated Balance Sheets.

In addition to the fair value of $677 million of derivative financial instruments that are indexed to the trading price of the common equity securities of Sprint, we held common equity securities of Sprint with a fair value of $85 million as of June 30, 2013, which were included in “Marketable investment securities” on our Condensed Consolidated Balance Sheets.  The fair value of the derivative financial instruments and our investment in Sprint’s common equity is dependent on the market value of Sprint’s common equity which may be volatile and vary depending on, among other things, Sprint’s financial and operational performance and market conditions.

On July 10, 2013, Sprint completed its merger with SoftBank Corp. (“SoftBank”).  As of July 10, 2013, these derivative financial instruments had a fair value of $699 million and our common equity securities of Sprint had a fair value of $87 million.  As a result of the merger, we received $544 million in cash attributed to these derivative financial instruments and continue to hold derivative financial instruments indexed to the trading price of the common equity securities of new Sprint with an aggregate notional amount of $155 million.  In addition, as a result of the merger, we received $68 million in cash and shares of new Sprint stock with a fair value of $19 million in exchange for the common equity securities we held.  A hypothetical 10% adverse change in the market value of new Sprint’s common equity securities, after giving effect to the Sprint merger with SoftBank on July 10, 2013, would result in a decrease of approximately $17 million in the fair value of the remaining derivative financial instruments indexed to the trading price of the common equity securities of new Sprint and the common equity securities of new Sprint that we held at the time of the merger.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Long-Term Debt

As of June 30, 2013, we had long-term debt of $13.935 billion, excluding capital lease obligations, on our Condensed Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $14.397 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $365 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt or raise additional debt.  As of June 30, 2013, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $86 million.

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

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants, which the New York State Supreme Court, Appellate Division, First Department (the “First Department”) affirmed on April 2, 2013.  We have sought leave to further appeal.

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

PART II — OTHER INFORMATION — Continued

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

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various counterclaims and amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC and CBS parties are pending in New York; and (2) the copyright and contract claims regarding the Fox and NBC parties are pending in California.  The NBC plaintiffs and Fox plaintiffs have filed amended complaints in their respective California actions adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  In addition, the Fox plaintiffs’ amended complaint added claims challenging the Hopper Transfers™ feature of our second-generation Hopper set-top box.  Additionally, both the ABC and CBS parties have filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of our CBS retransmission consent agreement.

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs appealed this order.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and we and the ABC plaintiffs have filed briefs related to that motion.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against:  (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  A hearing on that motion was held on April 19, 2013 and the court has not ruled on the motion.

We intend to vigorously prosecute and defend our position in these cases.  In the event that a court ultimately determines that we infringe the asserted copyrights, or are in breach of any of the retransmission consent agreements, we may be subject to substantial damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  In addition, as a result of this litigation, we may not be able to renew certain of our retransmission consent agreements and other programming agreements on favorable terms or at all.  If we are unable to renew these agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  Loss of access to existing programming could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations and subscriber churn rate.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION — Continued

Norman IP Holdings, LLC

On September 15, 2011, Norman IP Holdings, LLC (“Norman”) filed a patent infringement complaint (the “2011 Action”) against Lexmark International Corporation (“Lexmark”) and Brother International Corporation (“Brother”) in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “555 patent”), U.S. Patent No. 5,530,597 (the “597 patent”) and U.S. Patent No. 5,502,689 (the “689 patent”) by Lexmark, and infringement of the 555 patent and the 689 patent by Brother.  On January 27, 2012, Norman filed a second amended complaint in the 2011 Action that added us as a defendant, among others, in which it asserted the 555 patent and the 689 patent against us.  On September 21, 2012, Norman served us with preliminary infringement contentions related to the 555 patent and the 689 patent, as well as the 597 patent, which outlined Norman’s claims with respect to certain DISH products.  On February 8, 2013, Norman filed a third amended complaint in the 2011 Action, in which it added claims against us alleging infringement of the 597 patent.  On April 8, 2013, Norman filed a fourth amended complaint in the 2011 Action, in which it added new claims against us alleging infringement of additional DISH products.  On May 1, 2013, Norman filed a fifth amended complaint in the 2011 Action, in which it named Mercedes-Benz USA, LLC, Volkswagen Group of America, Inc., Xerox Corporation, ZTE (USA) Inc., and ZTE Solutions, Inc. as defendants, in addition to us.  On July 9, 2013, the Court ordered Norman to file a new sixth amended complaint limiting Norman’s claims against us to those specifically referenced in the September 21, 2012 preliminary infringement contentions.  As a result, on July 10, 2013, Norman filed a sixth amended complaint in the 2011 Action, in which it asserted claims against our wholly-owned subsidiary, DISH Network L.L.C., replacing us as defendant, alleging that the use of certain Broadcom chipsets in DISH DVR systems infringes the 689 patent.  In addition, Norman withdrew all infringement claims against us regarding the 555 patent and the 597 patent.  On July 12, 2013, we filed a motion to dismiss the 2011 Action, because Norman failed to comply with the Court’s July 9, 2013 order.  Our motion to dismiss is pending, and a trial date in the 2011 Action has been set for January 5, 2015.

In addition, on May 10, 2013, Norman filed a separate patent infringement complaint (the “2013 Action”) against us in the United States District Court for the Eastern District of Texas, asserting infringement of the 555, 597 and 689 patents, as well as U.S. Patent No. 5,608,873 (the “873 patent”) and U.S. Patent Number 5,771,394 (the “394 patent”).  The infringement claims asserted in the 2013 Action relate to different DISH products than Norman identified in the 2011 Action.  On June 26, 2013, we filed a motion to dismiss the 2013 Action, because Norman failed to join necessary parties.  Our motion to dismiss is pending, and no trial date has been set for the 2013 Action.

The 689 patent, which is asserted in the 2011 Action and the 2013 Action, relates to a clock generator capable of shut-down mode and clock generation method.  In the 2013 Action, the 555 patent relates to a wireless communications privacy method and system, the 597 patent relates to an interrupt enable circuit that allows devices to exit processes without using a hardware reset, the 873 patent relates to a device and method for providing inter-processor communication in a multi-processor architecture, and the 394 patent relates to a servo loop control apparatus having a master microprocessor and at least one autonomous streamlined signal processor.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

PART II — OTHER INFORMATION — Continued

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

Tse

On May 30, 2012, Ho Keung Tse filed a complaint against our wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,665,797, which is entitled “Protection of Software Again [sic] Against Unauthorized Use.”  Mr. Tse is the named inventor on the patent.  On the same day that he sued Blockbuster, Mr. Tse filed a separate action in the same court alleging infringement of the same patent against Google, Samsung and HTC.  He also has earlier-filed litigation on the same patent pending in the United States District Court for the Northern District of California against Sony

PART II — OTHER INFORMATION — Continued

Connect, Inc., Napster, Inc., Apple Computer, Inc., Realnetworks, Inc., and MusicMatch, Inc.  On March 8, 2013, the Court granted Blockbuster L.L.C.’s motion to transfer the matter to the United States District Court for the Northern District of California, the same venue where the matter against Google, Samsung and HTC also was transferred.  On July 26, 2013, we filed a summary judgment motion, which is scheduled for a hearing on August 30, 2013.

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

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 include a detailed discussion of our risk factors.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from April 1, 2013 through June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
April 1 - April 30, 2013	—	$—	—	$1,000,000
May 1 - May 31, 2013	—	$—	—	$1,000,000
June 1 - June 30, 2013	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

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

10.1*

Plan Support Agreement, dated as of July 23, 2013, by and among certain lenders of LightSquared LP, L-Band Acquisition, LLC and, solely for the purposes of Section 7.11 thereof, DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of DISH Network Corporation filed July 23, 2013, Commission File No. 000-26176).

101☐

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2013, filed on August 6, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  August 6, 2013