Form 10-Q
period 2013-09-30
DISH Network CORP
filed 2013-11-12
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number:  0-26176

DISH Network Corporation

(Exact name of registrant as specified in its charter)

Nevada	88-0336997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

(303) 723-1000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 1, 2013, the registrant’s outstanding common stock consisted of 219,368,931 shares of Class A common stock and 238,435,208 shares of Class B common stock.

PART I — FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2013 and December 31, 2012 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	81

Item 4.	Controls and Procedures	83

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	83

Item 1A.	Risk Factors	91

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	91

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	92

	Signatures	93

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

iii

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$4,793,453	$3,606,140
Marketable investment securities	5,508,737	3,631,637
Trade accounts receivable - other, net of allowance for doubtful accounts of $18,725 and $16,945, respectively	895,944	842,905
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	32,907	26,960
Inventory	580,714	623,720
Deferred tax assets	99,222	99,854
Prepaid income taxes	135,514	110,608
Other current assets (Note 2)	292,497	117,329
Total current assets	12,338,988	9,059,153

Noncurrent Assets:
Restricted cash and marketable investment securities	95,154	134,410
Property and equipment, net of accumulated depreciation of $3,183,169 and $3,043,609, respectively	4,055,871	4,402,360
FCC authorizations	3,296,665	3,296,665
Marketable and other investment securities	141,960	119,051
Other noncurrent assets, net	416,602	367,969
Total noncurrent assets	8,006,252	8,320,455
Total assets	$20,345,240	$17,379,608

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$265,377	$298,722
Trade accounts payable - EchoStar	336,164	281,875
Deferred revenue and other	862,942	857,280
Accrued programming	1,204,038	1,096,908
Accrued interest	232,400	224,383
Litigation accrual	—	70,999
Other accrued expenses	535,112	556,599
Current portion of long-term debt and capital lease obligations	487,039	537,701
Total current liabilities	3,923,072	3,924,467

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	13,624,285	11,350,399
Deferred tax liabilities	1,801,081	1,662,732
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	270,966	370,382
Total long-term obligations, net of current portion	15,696,332	13,383,513
Total liabilities	19,619,404	17,307,980

Commitments and Contingencies (Note 12)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 275,448,372 and 270,613,262 shares issued, 219,330,112 and 214,495,002 shares outstanding, respectively	2,754	2,706
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,569,043	2,440,626
Accumulated other comprehensive income (loss)	205,081	188,803
Accumulated earnings (deficit)	(508,739)	(1,028,193)
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	701,064	36,867
Noncontrolling interest	24,772	34,761
Total stockholders’ equity (deficit)	725,836	71,628
Total liabilities and stockholders’ equity (deficit)	$20,345,240	$17,379,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenue:
Subscriber-related revenue	$3,466,611	$3,267,380	$10,275,697	$9,787,676
Equipment and merchandise sales, rental and other revenue	118,898	251,905	460,043	872,899
Equipment sales, services and other revenue - EchoStar	16,068	4,062	27,194	16,407
Total revenue	3,601,577	3,523,347	10,762,934	10,676,982

Costs and Expenses (exclusive of depreciation shown separately below - Note 7):
Subscriber-related expenses	1,976,712	1,808,285	5,812,325	5,393,202
Satellite and transmission expenses:
EchoStar	131,263	104,631	369,902	321,567
Other	10,177	10,915	30,615	31,772
Cost of sales - equipment, merchandise, services, rental and other	81,521	120,852	257,830	393,175
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	69,579	67,720	214,811	203,989
Other subscriber acquisition costs	426,739	387,749	1,179,943	1,057,660
Total subscriber acquisition costs	496,318	455,469	1,394,754	1,261,649
General and administrative expenses - EchoStar	23,459	20,763	68,636	47,635
General and administrative expenses	224,069	309,601	725,512	986,571
Litigation expense	—	730,457	—	730,457
Depreciation and amortization (Note 7)	260,637	235,403	795,438	743,220
Impairment of long-lived assets (Note 7)	—	—	437,575	—
Total costs and expenses	3,204,156	3,796,376	9,892,587	9,909,248

Operating income (loss)	397,421	(273,029)	870,347	767,734

Other Income (Expense):
Interest income	39,994	34,304	121,331	61,597
Interest expense, net of amounts capitalized	(189,474)	(143,818)	(565,730)	(391,132)
Other, net	105,747	69,831	212,728	172,665
Total other income (expense)	(43,733)	(39,683)	(231,671)	(156,870)

Income (loss) before income taxes	353,688	(312,712)	638,676	610,864
Income tax (provision) benefit, net	(42,698)	149,383	(132,084)	(188,471)
Net income (loss)	310,990	(163,329)	506,592	422,393
Less: Net income (loss) attributable to noncontrolling interest	(3,918)	(4,868)	(12,862)	(5,188)
Net income (loss) attributable to DISH Network	$314,908	$(158,461)	$519,454	$427,581

Weighted-average common shares outstanding - Class A and B common stock:
Basic	457,377	451,042	455,372	449,547
Diluted	460,715	451,042	458,396	452,319

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.69	$(0.35)	$1.14	$0.95
Diluted net income (loss) per share attributable to DISH Network	$0.68	$(0.35)	$1.13	$0.95

Comprehensive Income (Loss):
Net income (loss)	$310,990	$(163,329)	$506,592	$422,393
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,570)	3,990	1,029	5,278
Unrealized holding gains (losses) on available-for-sale securities	40,692	141,781	77,760	123,409
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(49,221)	(68,899)	(54,565)	(152,921)
Deferred income tax (expense) benefit, net	3,647	—	(7,946)	—
Total other comprehensive income (loss), net of tax	(9,452)	76,872	16,278	(24,234)
Comprehensive income (loss)	301,538	(86,457)	522,870	398,159
Less: Comprehensive income (loss) attributable to noncontrolling interest	(3,918)	(4,868)	(12,862)	(5,188)
Comprehensive income (loss) attributable to DISH Network	$305,456	$(81,589)	$535,732	$403,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$506,592	$422,393
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	795,438	743,220
Impairment of long-lived assets	437,575	—
Realized and unrealized losses (gains) on investments	(207,592)	(171,203)
Non-cash, stock-based compensation	26,111	36,957
Deferred tax expense (benefit)	4,277	395,079
Other, net	55,239	15,902
Change in noncurrent assets	(14,559)	(77,437)
Changes in current assets and current liabilities, net	29,235	669,131
Net cash flows from operating activities	1,632,316	2,034,042

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(5,009,859)	(3,292,823)
Sales and maturities of marketable investment securities	3,207,640	1,618,843
Purchases and prepaid funding of derivative financial instruments (Note 2)	(696,000)	—
Settlement of derivative financial instruments and prepaid funding (Note 2)	822,510	—
Purchases of property and equipment	(912,904)	(681,925)
Change in restricted cash and marketable investment securities	38,771	(1,739)
DBSD North America Transaction, less cash acquired of $5,230	—	(40,015)
TerreStar Transaction	—	(36,942)
Other	(193,051)	(56,553)
Net cash flows from investing activities	(2,742,893)	(2,491,154)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,300,000	2,900,000
Proceeds from issuance of restricted debt	2,600,000	—
Repurchases of 7% Senior Notes due 2013	(48,552)	—
Redemption of restricted debt	(2,600,000)	—
Funding of restricted debt escrow	(2,596,750)	—
Release of restricted debt escrow	2,596,771	—
Debt issuance costs	(11,427)	(6,681)
Repayment of long-term debt and capital lease obligations	(29,585)	(28,599)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	66,598	61,404
Other	20,822	7,572
Net cash flows from financing activities	2,297,877	2,933,696

Effect of exchange rates on cash and cash equivalents	13	1,947

Net increase (decrease) in cash and cash equivalents	1,187,313	2,478,531
Cash and cash equivalents, beginning of period	3,606,140	609,108
Cash and cash equivalents, end of period	$4,793,453	$3,087,639

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$666,970	$385,518
Capitalized interest	$101,265	$72,061
Cash received for interest	$120,852	$26,209
Cash paid for income taxes	$235,981	$270,042
Employee benefits paid in Class A common stock	$24,230	$22,280
Satellites and other assets financed under capital lease obligations	$904	$850

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

•            DISH.  The DISH® branded direct broadcast satellite (“DBS”) pay-TV service had 14.049 million subscribers in the United States as of September 30, 2013.  The DISH branded pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET™ brand.

•            Blockbuster.  On April 26, 2011, we completed the acquisition of most of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand® service.  On November 6, 2013, we announced that Blockbuster expects to close all of its remaining company-owned domestic retail stores and discontinue the Blockbuster by-mail service by early January 2014.  See Note 9 for further information.

•            Wireless.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain interim and final build-out requirements.  On March 9, 2012, we completed the acquisitions of 100% of the equity of reorganized DBSD North America Inc. (“DBSD North America”) and substantially all of the assets of TerreStar Networks, Inc. (“TerreStar”), pursuant to which we acquired, among other things, 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America (the “DBSD Transaction”) and TerreStar (the “TerreStar Transaction”).  The financial results of DBSD North America and TerreStar are included in our financial results beginning March 9, 2012.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of the spectrum and also mandated certain interim and final build-out requirements for the licenses.  See Note 12 for further information.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, the useful lives and residual value surrounding our rental library inventory, estimated accruals related to revenue-sharing titles that are subject to performance guarantees, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, fair value of multi-element arrangements, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, asset retirement obligations, retailer incentives, programming expenses, subscriber lives and royalty obligations.  Weak economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

As of September 30, 2013 and December 31, 2012, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable (net of allowance for doubtful accounts), derivative financial instruments, and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 5 for the fair value of our marketable investment securities.

Fair values for our publicly traded debt securities are based on quoted market prices, when available.  The fair values of private debt are estimated based on an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities.  See Note 10 for the fair value of our long-term debt.

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

During the first and second quarters 2013, we purchased an aggregate notional amount of $592 million of derivative financial instruments that were indexed to the trading price of the common equity securities of Sprint Corporation (“Sprint”). On July 10, 2013, Sprint completed its merger with Softbank Corp. Subsequently, during the third quarter 2013, we settled these derivative financial instruments for cash and common equity securities of Sprint.  These common equity securities are classified as available-for-sale and included in “Marketable investment securities” on our Condensed Consolidated Balance Sheets.  See Note 5 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Advertising Costs

Our advertising costs associated with acquiring new Pay-TV and Broadband subscribers and Blockbuster customers are expensed as incurred.  During the three months ended September 30, 2013 and 2012, we recorded advertising costs of $118 million and $134 million, respectively, and during the nine months ended September 30, 2013 and 2012, we recorded advertising costs of $370 million and $364 million, respectively.  Advertising costs are included in “Other subscriber acquisition costs” and “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward or Tax Credit Carryforward Exists.  ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions.  This standard is effective for reporting periods beginning after December 15, 2013, with early adoption permitted.  We do not expect the adoption of ASU 2013-11 to have a material impact on our financial position or results of operations.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Net income (loss) attributable to DISH Network	$314,908	$(158,461)	$519,454	$427,581

Weighted-average common shares outstanding - Class A and B common stock:
Basic	457,377	451,042	455,372	449,547
Dilutive impact of stock awards outstanding	3,338	—	3,024	2,772
Diluted	460,715	451,042	458,396	452,319

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.69	$(0.35)	$1.14	$0.95
Diluted net income (loss) per share attributable to DISH Network	$0.68	$(0.35)	$1.13	$0.95

As of September 30, 2013 and 2012, there were stock awards to purchase 0.8 million and 3.2 million shares,

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our performance-based stock incentive plans (“Restricted Performance Units”) is contingent upon meeting certain goals, some of which are not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of September 30,
	2013	2012
	(In thousands)
Performance-based options	7,806	7,943
Restricted Performance Units	1,969	1,190
Total	9,775	9,133

4.                                      Other Comprehensive Income (Loss)

The following tables present the tax effect on each component of “Other comprehensive income (loss).” A full valuation allowance was established against any deferred tax assets that were capital in nature during 2012.

	For the Three Months
	Ended September 30,
	2013			2012
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$(4,570)	$—	$(4,570)	$3,990	$—	$3,990
Unrealized holding gains (losses) on available-for-sale securities	40,692	3,647	44,339	141,781	—	141,781
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(49,221)	—	(49,221)	(68,899)	—	(68,899)
Other comprehensive income (loss)	$(13,099)	$3,647	$(9,452)	$76,872	$—	$76,872

	For the Nine Months
	Ended September 30,
	2013			2012
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$1,029	$—	$1,029	$5,278	$—	$5,278
Unrealized holding gains (losses) on available-for-sale securities	77,760	(7,946)	69,814	123,409	—	123,409
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(54,565)	—	(54,565)	(152,921)	—	(152,921)
Other comprehensive income (loss)	$24,224	$(7,946)	$16,278	$(24,234)	$—	$(24,234)

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The “Accumulated other comprehensive income (loss)” is detailed in the following table.

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total
	(In thousands)
Balance as of December 31, 2012	$(5,033)	$193,836	$188,803
Other comprehensive income (loss) before reclassification	1,029	77,760	78,789
Amounts reclassified from accumulated other comprehensive income (loss)	—	(54,565)	(54,565)
Tax (expense) benefit	—	(7,946)	(7,946)
Balance as of September 30, 2013	$(4,004)	$209,085	$205,081

5.                                      Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2013	2012
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$149,920	$130,306
Current marketable investment securities - strategic	1,377,727	1,261,015
Current marketable investment securities - other	3,981,090	2,240,316
Total current marketable investment securities	5,508,737	3,631,637
Restricted marketable investment securities (1)	72,800	51,366
Noncurrent marketable investment securities - ARS and other (2)	126,856	106,172
Total marketable investment securities	5,708,393	3,789,175

Restricted cash and cash equivalents (1)	22,354	83,044

Other investment securities:
Other investment securities - cost method (2)	15,104	12,879
Total other investment securities	15,104	12,879

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$5,745,851	$3,885,098

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities include strategic and financial debt and equity investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of September 30, 2013, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  For example, a significant portion of the value of these investments was concentrated in the debt securities of Clearwire Corporation (“Clearwire”).  The adjusted cost basis of these Clearwire securities as of September 30, 2013 and December 31, 2012 was $763 million and $751 million, respectively.  The fair value of these Clearwire securities as of September 30, 2013 and December 31, 2012 was $932 million and $951 million, respectively.  Clearwire has multiple call options on certain of these debt securities upon 30 days notice.  The call option price may be less than the fair market value of these debt securities and, if exercised, proceeds could be less than our recorded fair market value as of September 30, 2013 and therefore, reduce our unrealized gains recorded as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” on our Condensed Consolidated Balance Sheets.  The fair value of certain of the debt and equity securities in our investment portfolio, including the debt securities of Clearwire, can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of September 30, 2013 and December 31, 2012, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation.  During the first quarter 2013, we released $42 million of restricted cash related to litigation.  See Note 12 for further information.

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

Fair Value Election.  As of September 30, 2013, our ARS and other noncurrent marketable investment securities portfolio of $127 million included $81 million of securities accounted for under the fair value method.

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in noncurrent “Marketable and other investment securities” on our Condensed Consolidated Balance Sheets and accounted for using the cost, equity and/or fair value methods of accounting.

Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital, on acceptable terms or at all, and to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2013 and December 31, 2012, we had accumulated net unrealized gains of $230 million and $207 million, respectively.  These amounts, net of related tax effect, were $209 million and $194 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of September 30, 2013				As of December 31, 2012
	Fair	Unrealized			Fair	Unrealized
	Value	Gains	Losses	Net	Value	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$149,920	$—	$—	$—	$130,306	$—	$—	$—
ARS and other	45,430	1,200	(5,150)	(3,950)	43,921	1,375	(8,033)	(6,658)
ARS fair value election	81,426	—	—	—	62,251	—	—	—
Other (including restricted)	4,989,642	175,922	(1,507)	174,415	3,287,317	208,208	(1,203)	207,005
Equity securities	441,975	75,012	(15,555)	59,457	265,380	17,918	(11,537)	6,381
Total	$5,708,393	$252,134	$(22,212)	$229,922	$3,789,175	$227,501	$(20,773)	$206,728

As of September 30, 2013, restricted and non-restricted marketable investment securities included debt securities of $3.553 billion with contractual maturities within one year, $1.533 billion with contractual maturities after one year through five years and $180 million with contractual maturities after ten years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of September 30, 2013, the unrealized losses on our investments in equity securities represent investments in a company in the telecommunications industry.  We are not aware of any specific factors which indicate the unrealized losses in these investments are due to anything other than temporary market fluctuations.  As of September 30, 2013 and December 31, 2012, the unrealized losses on our investments in debt securities primarily represent investments in ARS.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	September 30, 2013		December 31, 2012
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$1,679,098	$(936)	$761,551	$(909)
12 months or more	121,978	(5,721)	72,395	(8,327)
Equity Securities:
Less than 12 months	137,995	(15,555)	154,566	(11,537)
12 months or more	—	—	—	—
Total	$1,939,071	$(22,212)	$988,512	$(20,773)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$4,480,912	$305,875	$4,175,037	$—	$3,386,929	$67,833	$3,319,096	$—

Debt securities:
VRDNs	$149,920	$—	$149,920	$—	$130,306	$—	$130,306	$—
ARS and other	126,856	—	740	126,116	106,172	—	955	105,217
Other (including restricted)	4,989,642	11,033	4,975,142	3,467	3,287,317	11,182	3,276,135	—

Equity securities	441,975	441,975	—	—	265,380	265,380	—	—

Total	$5,708,393	$453,008	$5,125,802	$129,583	$3,789,175	$276,562	$3,407,396	$105,217

As of September 30, 2013 and December 31, 2012, our Level 3 investments consisted predominately of ARS and other investment securities.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  The valuation models used for some of our ARS investments require an evaluation of the underlying instruments held by the trusts that issue these securities.  For our other ARS and other investment securities, our evaluation uses, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

Changes in Level 3 instruments were as follows:

Level 3
Investment
Securities
(In thousands)
Balance as of December 31, 2012	$105,217
Net realized and unrealized gains (losses) included in earnings	19,289
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	2,961
Purchases	3,480
Settlements	(1,364)
Issuances	—
Transfers into or out of Level 3	—
Balance as of September 30, 2013	$129,583

During the nine months ended September 30, 2013, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included primarily changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other Income (Expense):	2013	2012	2013	2012
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$49,223	$111,709	$63,405	$119,445
Marketable investment securities - unrealized gains (losses) on investments accounted for at fair value	8,689	667	19,175	(2,395)
Marketable investment securities - gains (losses) on conversion of DBSD North America Notes (1)	—	—	—	99,445
Derivative financial instruments - net realized and/or unrealized gains (losses)	42,301	—	126,832	—
Marketable investment securities - other-than-temporary impairments	—	(42,811)	(1,919)	(45,292)
Other	5,534	266	5,235	1,462
Total	$105,747	$69,831	$212,728	$172,665

(1)         During the nine months ended September 30, 2012, we recognized a $99 million non-cash gain related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

6.                                      Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2013	2012
	(In thousands)
DISH:
Finished goods - DBS	$282,714	$259,307
Raw materials	116,108	122,769
Work-in-process	125,002	82,361
Total DISH inventory (1)	523,824	464,437
Blockbuster:
Rental library	34,567	81,956
Merchandise	22,323	76,180
Total Blockbuster inventory (2)	56,890	158,136
Wireless:
Finished goods	—	1,147
Total Wireless inventory	—	1,147
Total inventory	$580,714	$623,720

(1)         The increase in “Total DISH inventory” as of September 30, 2013 primarily related to an increase in Hopper® set-top boxes and broadband equipment.

(2)        The decrease in “Total Blockbuster inventory” as of September 30, 2013 primarily related to the deconsolidation of Blockbuster UK on January 16, 2013, Blockbuster domestic store closings during the nine months ended September 30, 2013, and the write down of inventory associated with our Blockbuster operations in Mexico (“Blockbuster Mexico”) during the third quarter 2013.  See Note 9 for further information.

7.                                      Property and Equipment and Intangible Assets

Property and Equipment

As we prepare for commercialization of our AWS-4  wireless spectrum licenses which are recorded in FCC Authorizations, interest expense related to their carrying value is being capitalized within “Property and equipment, net” on our Condensed Consolidated Balance Sheets based on our average borrowing rate for our debt.  During the three months ended September 30, 2013 and 2012, we recorded capitalized interest of $32 million and $33 million, respectively, primarily related to our AWS-4 wireless spectrum licenses.  During the nine months ended September 30, 2013 and 2012, we recorded capitalized interest of $101 million and $72 million, respectively, primarily related to our AWS-4 wireless spectrum licenses.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Equipment leased to customers	$195,843	$165,959	$555,653	$481,876
Satellites	33,866	38,782	101,598	111,235
Buildings, furniture, fixtures, equipment and other (1)	30,928	30,662	138,187	82,333
148 degree orbital location (2)	—	—	—	67,776
Total depreciation and amortization	$260,637	$235,403	$795,438	$743,220

(1)         During the second quarter 2013, we ceased operations of our TerreStar Mobile Satellite Services (“MSS”) business, which had less than 2,000 customers and had less than $1 million in revenue.  As a result, we accelerated the depreciable lives of certain assets designed to support this business and the remaining net book value of $53 million was fully depreciated in the second quarter 2013.

(2)         During the second quarter 2012, we recorded $68 million of “Depreciation and amortization” expense related to the termination of our license by the FCC for use of the 148 degree orbital location.

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

AWS-4 Satellites.  As a result of the DBSD Transaction and the TerreStar Transaction, three AWS-4 satellites were added to our satellite fleet, including two in-orbit satellites (D1 and T1) and one satellite under construction (T2).  Based on the FCC’s recently issued rules applicable to our AWS-4 authorizations no longer requiring an integrated satellite component or ground spare and on our evaluation of the satellite capacity needed for our wireless segment, among other things, during the second quarter 2013, we concluded that T2 and D1 represented excess satellite capacity for the potential commercialization of our wireless spectrum.  As a result, during the second quarter 2013, we wrote down the net book value of T2 from $270 million to $40 million and the net book value of D1 from $358 million to $150 million, and recorded an impairment charge in our wireless segment of $438 million in “Impairment of long-lived assets” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2013.  Our fair value estimates for these satellites were determined based upon, among other things, probability-weighted analyses utilizing the income and/or the cost approaches.  The estimates used in our fair value analysis are considered Level 3 in the fair value hierarchy.  While the FCC’s recently issued rules applicable to our AWS-4 authorizations no longer require an integrated satellite component or ground spare, we are currently planning on using T1 in the commercialization of our wireless spectrum or for other commercial purposes.  If T1 is not used in the commercialization of our wireless spectrum, we may need to impair it in the future.  As of September 30, 2013, the net book value for T1 was $359 million.

EchoStar XVIII Launch Service.  Pursuant to the Professional Services Agreement we entered into with EchoStar in 2010, we have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us, which includes the procurement of satellite launch services.  During November 2012, EchoStar entered into an agreement with ArianeSpace S.A. (“Ariane”) for certain launch services, pursuant to which we were designated in September 2013 by EchoStar to receive certain launch services from Ariane.  During October

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

2013, we entered into an agreement directly with Ariane for these launch services.  In total, we expect to pay EchoStar and Ariane approximately $120 million for these launch services.  We plan to use these launch services for EchoStar XVIII, a DBS satellite with spot beam technology designed, among other things, for HD programming.  EchoStar XVIII is expected to be launched during 2015.

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

Leased Satellites

EchoStar XII.  Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays, which reduced the number of transponders that could be operated.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available.  During the third quarter 2013, EchoStar informed us that EchoStar XII will likely experience further loss of available electrical power that will impact its operational capability, and EchoStar reduced the remaining estimated useful life of the satellite to 18 months.  Pursuant to our satellite lease agreement with EchoStar, we are entitled to a reduction in our monthly recurring lease payments in the event of a partial loss of satellite capacity or complete failure of the satellite.  Since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.  This satellite is currently not in service and serves as an in-orbit spare.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Intangible Assets

As of September 30, 2013 and December 31, 2012, our identifiable intangibles subject to amortization consisted of the following:

	As of
	September 30, 2013		December 31, 2012
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Technology-based	$34,078	$(10,537)	$39,066	$(8,345)
Trademarks	18,236	(5,813)	18,236	(3,907)
Contract-based	9,082	(9,082)	11,275	(10,127)
Customer relationships	4,294	(4,294)	6,974	(5,736)
Total	$65,690	$(29,726)	$75,551	$(28,115)

These identifiable intangibles are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.  Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately one to ten years.  Amortization was $4 million and $6 million for the three months ended September 30, 2013 and 2012, respectively.  Amortization was $11 million and $12 million for the nine months ended September 30, 2013 and 2012, respectively.

Estimated future amortization of our identifiable intangible assets as of September 30, 2013 is as follows (in thousands):

For the Years Ended December 31,
2013 (remaining three months)	$2,278
2014	9,096
2015	8,983
2016	8,362
2017	3,138
Thereafter	4,107
Total	$35,964

Goodwill

The excess of our investments in consolidated subsidiaries over net tangible and identifiable intangible asset value at the time of the investment is recorded as goodwill and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.  In conducting our annual impairment test in 2012, we determined that the fair value was substantially in excess of the carrying value.  As of September 30, 2013 and December 31, 2012, our goodwill was $126 million, which primarily related to our wireless segment.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

8.                                      Acquisitions

DBSD North America and TerreStar Transactions

On March 2, 2012, the FCC approved the transfer of 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, we and Sprint entered into a mutual release and settlement agreement (the “Sprint Settlement Agreement”) pursuant to which all issues then being disputed relating to the DBSD Transaction and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.  See Note 12 for further information.

As a result of these acquisitions, we recognized the acquired assets and assumed liabilities based on our estimates of fair value at their acquisition date, including $102 million in an uncertain tax position in “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Condensed Consolidated Balance Sheets.  Subsequently, in the third quarter 2013, this uncertain tax position was resolved.  During the three and nine months ended September 30, 2013, $102 million was reversed and recorded as a decrease in “Income tax (provision) benefit, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

LightSquared LP

On July 23, 2013, L-Band Acquisition, LLC (“LBAC”), our wholly-owned subsidiary, formed to make a bid to acquire assets of LightSquared LP, entered into a Plan Support Agreement (the “PSA”) with certain senior secured lenders to LightSquared LP, which contemplates the purchase by LBAC of substantially all of the assets of the LightSquared LP Entities (as defined below) for a purchase price of $2.22 billion in cash, plus the assumption of certain liabilities pursuant to the terms and conditions of a proposed asset purchase agreement (the “Proposed APA”).  SP Special Opportunities, LLC, an entity controlled by Charles W. Ergen, our Chairman, is a senior secured lender to LightSquared LP and holds a substantial portion of LightSquared LP’s senior secured debt.  We are a party to the PSA solely with respect to certain guaranty obligations.  Our Board of Directors (the “Board”) approved entering into the PSA, which would implement the Proposed APA, based, among other things, on the recommendation of a special committee of the Board (the “Special Committee”) and a fairness opinion that was prepared by a financial advisory firm at the request of the Special Committee.

Pursuant to the PSA, LBAC and such lenders have agreed, subject to the terms and conditions set forth therein, to support and pursue confirmation of a plan of reorganization (the “LightSquared LP Plan”) for LightSquared LP and certain of its subsidiaries that are debtors and debtors in possession (collectively, the “LightSquared LP Entities”) in pending bankruptcy cases under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12-12080 (SCC).

LBAC’s purchase offer under the LightSquared LP Plan is subject to the submission of higher and better offers in accordance with certain bid procedures that were approved by the Bankruptcy Court on October 1, 2013 as further discussed below.  In addition, the LightSquared LP Plan is subject to confirmation by the Bankruptcy Court.  The Proposed APA has not been accepted or executed by the LightSquared LP Entities.  Consummation of the acquisition contemplated under the Proposed APA is subject to, among other things, Bankruptcy Court, FCC and Canadian federal Department of Industry (“Industry Canada”) approvals.  However, funding of the purchase price under the Proposed

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

APA is not conditioned upon receipt of approvals from the FCC or Industry Canada.  We would be a party to the Proposed APA solely with respect to certain guaranty obligations.

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), the majority and controlling shareholders of LightSquared Inc. and its subsidiaries, filed an adversary proceeding against us, LBAC, EchoStar, Charles W. Ergen (our Chairman), other affiliates of Mr. Ergen, and certain other parties, in the Bankruptcy Court.  On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s adversary proceeding in their entirety.  See Note 12 for further information.

On October 1, 2013, the Bankruptcy Court issued an order confirming LBAC as a qualified bidder and establishing certain bid protections for LBAC, including payment of a break-up fee of $52 million and reimbursement of expenses of up to $2 million in the event LBAC is not the successful bidder at auction.  Further, the Bankruptcy Court’s order established, among other things: (i) bid procedures for the sale of all or substantially all of the assets of the LightSquared LP Entities; (ii) November 20, 2013 as the deadline for potential bidders to submit bids (the “Bid Deadline”), subject to extension under certain circumstances, but in no event beyond November 25, 2013; and (iii) if a qualified bid is received prior to the Bid Deadline, November 25, 2013 as the date to hold an auction to solicit higher or otherwise better bids for the LightSquared LP Entities’ assets, subject to extension under certain circumstances, but in no event beyond December 6, 2013.  The Bankruptcy Court also scheduled a confirmation hearing on December 10, 2013 to consider the sale of the LightSquared LP Entities’ assets.

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

Furthermore, if we enter into the Proposed APA, our funding of the purchase price is not conditioned upon receipt of approvals from the FCC or Industry Canada.  If the required approvals are not obtained, subject to certain exceptions, we would have the right to direct and require a sale of some or all of the assets of the LightSquared LP Entities to a third party and we would be entitled to the proceeds of such a sale.  These proceeds could, however, be substantially less than our proposed funding for the purchase.  Therefore, if we fail to obtain these necessary regulatory approvals, we may suffer significant financial losses.

9.                                      Blockbuster

Blockbuster - Domestic

Since the Blockbuster Acquisition, we have continually evaluated the impact of certain factors, including, among other things, competitive pressures, the ability of significantly fewer company-owned domestic retail stores to continue to support corporate administrative costs, and other issues impacting the store-level financial performance of our company-owned domestic retail stores.  These factors, among others, have previously led us to close a significant number of company-owned domestic retail stores.  As of September 30, 2013, Blockbuster operated approximately 400 company-owned retail stores in the United States.  On November 6, 2013, we announced that Blockbuster expects to close all of its remaining company-owned domestic retail stores and discontinue the Blockbuster by-mail service by early January 2014.  As a result, we expect to incur future losses estimated to range from $15 million to $30 million.  These estimated losses are based on a number of factors, including, among others, lease terminations and inventory liquidation.  Our actual losses may differ from our estimates.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Blockbuster - Mexico

During the third quarter 2013, we determined that Blockbuster Mexico is “held for sale,” consistent with U.S. GAAP.  We have written down our “Inventory” and “Property and equipment” on our Condensed Consolidated Balance Sheets by $18 million and $3 million, respectively, to record these assets at their estimated fair value less estimated selling costs.  These charges were recorded in “Cost of sales - equipment, merchandise, services, rental and other” and “Depreciation and amortization” expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively, during the three months ended September 30, 2013.

Blockbuster UK Administration

Blockbuster Entertainment Limited and Blockbuster GB Limited, our Blockbuster operating subsidiaries in the United Kingdom (collectively, the “Blockbuster UK Operating Entities”), entered into administration proceedings in the United Kingdom on January 16, 2013 (the “Administration”).  Administrators were appointed by the English courts to sell or liquidate the assets of the Blockbuster UK Operating Entities for the benefit of their creditors.  Since we no longer exercise control over operating decisions for the Blockbuster UK Operating Entities, we were required to deconsolidate our Blockbuster entities in the United Kingdom (collectively, “Blockbuster UK”) on January 16, 2013.  As a result of the Administration, we wrote down the assets of Blockbuster UK to their estimated net realizable value on our Consolidated Balance Sheets as of December 31, 2012.  In total, we recorded charges of approximately $46 million on a pre-tax basis including $25 million in “Other, net” within “Other Income (Expense)” and $21 million in “Cost of sales — equipment, merchandise, services, rental and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012 related to the Administration.

For the three and nine months ended September 30, 2012, Blockbuster UK had $67 million and $207 million, respectively, of revenue and an operating loss of $1 million and $6 million, respectively.  Upon deconsolidation on January 16, 2013, the revenue and expenses related to the operations of Blockbuster UK are no longer recorded in our Condensed Consolidated Financial Statements.

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

During the second quarter 2013, we recorded $7 million in interest expense and deferred financing costs related to the issuance and redemption of our 5% Senior Notes due 2017 as “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

During the second quarter 2013, we recorded $23 million in premiums, interest expense and deferred financing costs related to the issuance and redemption of our 6 1/4% Senior Notes due 2023 as “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of September 30, 2013 and December 31, 2012:

	As of
	September 30, 2013		December 31, 2012
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
7 % Senior Notes due 2013 (1)	$451,448	$451,498	$500,000	$521,875
6 5/8% Senior Notes due 2014	1,000,000	1,055,050	1,000,000	1,078,500
7 3/4% Senior Notes due 2015	750,000	821,100	750,000	844,725
7 1/8% Senior Notes due 2016	1,500,000	1,649,595	1,500,000	1,683,750
4 5/8% Senior Notes due 2017	900,000	920,250	900,000	940,500
4 1/4% Senior Notes due 2018	1,200,000	1,203,000	—	—
7 7/8% Senior Notes due 2019	1,400,000	1,598,100	1,400,000	1,669,500
5 1/8% Senior Notes due 2020	1,100,000	1,081,135	—	—
6 3/4% Senior Notes due 2021	2,000,000	2,108,600	2,000,000	2,280,000
5 7/8% Senior Notes due 2022	2,000,000	2,019,900	2,000,000	2,150,000
5% Senior Notes due 2023	1,500,000	1,393,125	1,500,000	1,548,750
Mortgages and other notes payable	82,321	82,321	88,955	88,955
Subtotal	13,883,769	$14,383,674	11,638,955	$12,806,555
Capital lease obligations (2)	227,555	NA	249,145	NA
Total long-term debt and capital lease obligations (including current portion)	$14,111,324		$11,888,100

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

(1)         During the three months ended September 30, 2013, we repurchased $49 million of our 7% Senior Notes due 2013 in open market transactions.  On October 1, 2013, we redeemed the remaining $451 million principal balance of our 7% Senior Notes due 2013.

(2)         Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

11.                               Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of September 30, 2013, we had outstanding under these plans stock options to acquire 14.6 million shares of our Class A common stock and 2.0 million restricted stock units.  Stock options granted prior to September 30, 2013 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-specific subscriber, operational and/or financial goals.  As of September 30, 2013, we had 69.7 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  In connection with the Spin-off, each DISH Network stock award was converted into an adjusted DISH Network stock award and a new EchoStar stock award consistent with the Spin-off exchange ratio.  We are responsible for fulfilling all stock awards related to DISH Network common stock and EchoStar is responsible for fulfilling all stock awards related to EchoStar common stock, regardless of whether such stock awards are held by our or EchoStar’s employees.  Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by DISH Network or EchoStar.  Accordingly, stock-based compensation that we expense with respect to EchoStar stock awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  As of March 31, 2013, we have recognized all of our stock-based compensation expense resulting from EchoStar stock awards outstanding at the Spin-off date held by our employees except for the 2005 LTIP performance awards, which were determined not to be probable as of September 30, 2013.  See discussion of the 2005 LTIP below.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The following stock awards were outstanding:

	As of September 30, 2013
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH Network employees	13,238,936	1,892,331	607,361	44,954
Held by EchoStar employees	1,315,415	76,999	N/A	N/A
Total	14,554,351	1,969,330	607,361	44,954

Stock Award Activity

Our stock option activity was as follows:

	For the Nine Months
	Ended September 30, 2013
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	16,399,870	$19.04
Granted	2,206,500	$36.68
Exercised	(3,941,219)	$16.06
Forfeited and cancelled	(110,800)	$28.02
Total options outstanding, end of period	14,554,351	$21.60
Performance-based options outstanding, end of period (2)	7,805,500	$24.03
Exercisable at end of period	4,812,350	$17.00

(1)         The beginning of period weighted-average exercise price of $19.04 does not reflect the 2012 Stock Option Adjustment, which occurred subsequent to December 31, 2012.

(2)         These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2013 LTIP and Other Employee Performance Awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Tax benefit from stock awards exercised	$16,889	$3,366	$33,986	$15,313

Based on the closing market price of our Class A common stock on September 30, 2013, the aggregate intrinsic value of our stock options was as follows:

	As of September 30, 2013
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$340,769	$134,797

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Our restricted stock unit activity was as follows:

	For the Nine Months
	Ended September 30, 2013
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,185,080	$22.99
Granted	985,000	$36.48
Vested	(135,250)	$29.19
Forfeited and cancelled	(65,500)	$30.51
Total restricted stock units outstanding, end of period	1,969,330	$29.06
Restricted Performance Units outstanding, end of period (1)	1,969,330	$29.06

(1)         These Restricted Performance Units are included in the caption “Total restricted stock units outstanding, end of period.”  See discussion of the 2005 LTIP, 2013 LTIP and Other Employee Performance Awards below.

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of September 30, 2013, that assessment could change in the future.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the nine months ended September 30, 2013, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion (1)
	(In thousands)
DISH Network awards held by DISH Network employees	$36,924	$35,205
EchoStar awards held by DISH Network employees	6,372	6,183
Total	$43,296	$41,388

(1)         Represents the amount of this award that has met the foregoing vesting schedule and would therefore vest upon achievement of the performance condition.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

2008 LTIP.  During 2008, we adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”).  The 2008 LTIP provided stock options and restricted stock units, either alone or in combination, which vested based on company-specific subscriber and financial goals.  As of June 30, 2013, 100% of the eligible 2008 LTIP awards had vested.

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

During the third quarter 2013, we determined that 20% of the 2013 LTIP performance goals were probable of achievement.  As a result, we recorded non-cash, stock-based compensation expense for the three and nine months ended September 30, 2013, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

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

Although no awards vest until the performance goals are attained, we determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain other company-specific subscriber, operational and/or financial goals was not probable as of September 30, 2013, that assessment could change in the future.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The non-cash, stock-based compensation expense associated with these awards was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Non-Cash, Stock-Based Compensation Expense Recognized	2013	2012	2013	2012
	(In thousands)
2008 LTIP	$—	$2,515	$3,071	$10,694
2013 LTIP	6,567	—	6,567	—
Other employee performance awards	1,186	1,279	4,049	5,851
Total non-cash, stock-based compensation expense recognized for performance-based awards	$7,753	$3,794	$13,687	$16,545

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2013 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2013	$2,234	$231
Estimated contingent expense subsequent to 2013	58,223	41,929
Total estimated remaining expense over the term of the plan	$60,457	$42,160

Of the 14.6 million stock options and 2.0 million restricted stock units outstanding under our stock incentive plans, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of September 30, 2013
	Number of Awards	Weighted- Average Exercise Price
Performance-Based Stock Options
2005 LTIP	3,200,500	$20.33
2013 LTIP	1,935,000	$36.48
Other employee performance awards	2,670,000	$19.46
Total	7,805,500	$24.03

Restricted Performance Units
2005 LTIP	301,830
2013 LTIP	967,500
Other employee performance awards	700,000
Total	1,969,330

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Subscriber-related	$941	$312	$1,610	$1,506
General and administrative	9,808	6,446	24,501	35,451
Total non-cash, stock-based compensation	$10,749	$6,758	$26,111	$36,957

As of September 30, 2013, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $16 million.  This cost is based on an estimated future forfeiture rate of approximately 3.7% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option granted for the three and nine months ended September 30, 2013 and 2012 was originally estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Stock Options	2013(1)	2012 (2)	2013	2012
Risk-free interest rate	N/A	0.78%	0.91% - 1.93%	0.41% - 1.29%
Volatility factor	N/A	38.90%	32.37% - 39.87%	33.15% - 39.34%
Expected term of options in years	N/A	5.8	5.7 - 10.0	3.1 - 5.9
Weighted-average fair value of options granted	N/A	$11.44	$14.49 - $16.85	$6.72 - $12.69

(1)  During the three months ended September 30, 2013, there were no stock options granted.

(2)  During the three months ended September 30, 2012, all stock options granted had the same vesting period.

On December 28, 2012 and December 1, 2011, we paid a $1.00 and a $2.00 cash dividend per share on our outstanding Class A and Class B common stock, respectively.  While we currently do not intend to declare additional dividends on our common stock, we may elect to do so from time to time.  Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model is set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions.  Changes in these subjective input assumptions can materially affect the fair value estimate.

We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

12.                               Commitments and Contingencies

Commitments

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

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with the AWS-4 licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our AWS-4 authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  The new rules also mandated certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, we must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).  Based on an extension request we filed with the FCC, as discussed below, these build-out requirements may change.  In addition, the FCC has adopted rules for a spectrum band that is adjacent to our AWS-4 licenses, known as the “H Block.”  Depending on the outcome of the standard-setting process for the H Block, the rules that the FCC adopted could further impact the remaining 15 MHz of our uplink spectrum (2005-2020 MHz), which may have a material adverse effect on our ability to commercialize the AWS-4 licenses.

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009.  At the time they were granted, these licenses were subject to certain interim and final build-out requirements.  By June 2013, we were required to provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-Out Requirement”).  By June 2019, we were required to provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-Out Requirement”).  As discussed below, these requirements have since been modified by the FCC.

On September 9, 2013, we filed a letter with the FCC in support of a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution”).  In connection with our letter, we also filed a petition and an extension request with the FCC that outlined certain conditions upon which we would support the Interoperability Solution.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

On October 29, 2013, the FCC issued an order approving the Interoperability Solution (the “Interoperability Solution Order”), which requires us to reduce power emissions on our 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved our request to modify the 700 MHz Interim Build-Out Requirement so that by March 2017 (rather than the previous deadline of June 2013), we must provide signal coverage and offer service to at least 40% of our total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved our request to modify the 700 MHz Final Build-Out Requirement so that by March 2021 (rather than the previous deadline of June 2019), we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  These requirements replaced the previous build-out requirements associated with our 700 MHz licenses.  While the modifications to our 700 MHz licenses would provide us additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on our ability to fully utilize our 700 MHz licenses.  If we fail to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and we could face the reduction of license area(s).  If we fail to meet the Modified 700 MHz Final Build-Out Requirement, we may be subject to automatic license termination for the geographic portion of each license in which we are not providing service.

Also in connection with our support of the Interoperability Solution, we requested that the FCC modify our AWS-4 spectrum licenses to provide flexibility to repurpose 20 MHz of our uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Waiver”), and extend the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “AWS-4 Extension”).  The FCC, however, has not yet issued a ruling on the AWS-4 Waiver or the AWS-4 Extension, and we cannot predict the timing or outcome of any FCC action on the AWS-4 Waiver or the AWS-4 Extension.  As a precaution, we intend to appeal the Interoperability Solution Order, reserving our right to withdraw the appeal in the event the FCC grants the AWS-4 Waiver and the AWS-4 Extension.

If the FCC grants the AWS-4 Extension and we fail to meet the AWS-4 Interim Build-Out Requirement, the AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If we fail to meet the AWS-4 Final Build-Out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement may terminate.

In addition, contingent upon the FCC approving the AWS-4 Waiver and the AWS-4 Extension at least 30 days prior to the commencement of the FCC’s planned H Block auction, we agreed to participate in the H Block auction and bid at least a net clearing price equal to an aggregate nationwide reserve price established by the FCC, not to exceed $0.50 per MHz/POP (approximately $1.56 billion).

We will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts, including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum licenses or that we will be able to profitably deploy the assets represented by these spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $63 million over approximately the next 17 months.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

obligation under their satellite transponder service agreement through 2019.  As of September 30, 2013, the remaining obligation of our guarantee is $391 million.

As of September 30, 2013, we have not recorded a liability on the balance sheet for any of these guarantees.

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

c4cast.com, Inc.

On May 7, 2012, c4cast.com, Inc. filed a complaint against us and our wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,958,204 (the “204 patent”), which is entitled “Community-Selected Content.”  The 204 patent relates to systems, methods and techniques for providing resources to participants over an electronic network.  On August 29, 2013, c4cast.com, Inc. dismissed the action with prejudice, pursuant to a settlement under which we made an immaterial payment in exchange for a license to EchoStar and us of certain patents and patent applications.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed complaints against us and our wholly-owned subsidiaries, DISH Network L.L.C. and dishNET Satellite Broadband L.L.C., as well as EchoStar subsidiaries Hughes Communications, Inc, and Hughes Network Systems, LLC, in the United States District Court for the Central District of California.  The complaint alleges infringement of U.S. Patent Nos. 7,116,710 (the “710 patent”), 7,421,032 (the “032 patent”), 7,916,781 (the “781 patent”) and 8,284,833 (the “833 patent”), each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech alleges that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.

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

Custom Media Technologies LLC

On August 15, 2013, Custom Media Technologies LLC (“Custom Media Technologies”) filed complaints against us, AT&T, Inc., Charter Communications, Inc., Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc. in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,269,275.  The patent, which is entitled “Method and System for Customizing and Distributing Presentations for User Sites,” relates to the provision of customized presentations to viewers over a network, such as “a cable television network, an Internet or other computer network, a broadcast television network, and/or a satellite system.”  Custom Media Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants, which the New York State Supreme Court, Appellate Division, First Department (the “First Department”) affirmed on April 2, 2013.  We sought leave to further appeal, which the New York Court of Appeals denied on August 27, 2013 on jurisdictional grounds.  On September 19, 2013, we appealed the trial court’s final judgment to the First Department.  The parties have submitted a stipulation to adjourn our appeal pending resolution of a motion by ESPN to strike our appeal.

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

Garnet Digital, LLC

On September 9, 2013, Garnet Digital, LLC (“Garnet Digital”) filed a complaint against us and our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,379,421 (the “421 patent”), which is entitled “Interactive Terminal for the Access of Remote Database Information.”  The 421 patent relates to methods for accessing information from a remote computerized database and related devices.  On the same day, Garnet Digital filed similar complaints in the same court against 15 other defendants, including AT&T, Inc., Comcast Corp., DirecTV, TiVo, Inc., and Verizon Communications, Inc.  Garnet Digital is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Harbinger Capital Partners LLC (LightSquared Bankruptcy)

On August 6, 2013, Harbinger filed an adversary proceeding against us, LBAC, EchoStar, Charles W. Ergen (our Chairman), other affiliates of Mr. Ergen, and certain other parties, in the LightSquared bankruptcy cases pending in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12 12080 (SCC).  Harbinger has alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SP Special Opportunities, LLC (“SPSO”), an entity controlled by Mr. Ergen.  Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than us, LBAC and EchoStar.  Harbinger has alleged damages in excess of $4 billion.

On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s adversary proceeding in their entirety.  The Bankruptcy Court Judge granted leave for LightSquared to file an amended pleading solely related to certain contract and other related claims under the credit agreement pursuant to which SPSO made certain purchases of LightSquared secured debt and dismissed all other claims alleged by LightSquared in the adversary proceeding.

We intend to vigorously defend this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

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

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  The Fox plaintiffs appealed and, on July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and, on September 18, 2013, the New York court denied that motion.  The ABC plaintiffs have filed a notice of appeal.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against:  (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  On

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

September 23, 2013, the California court denied the Fox plaintiffs’ motion and on October 22, 2013, the Fox plaintiffs filed a notice of appeal.

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

LightSquared Transaction Shareholder Derivative Actions

On August 9, 2013, an alleged shareholder of the Company, Jacksonville Police and Fire Pension Fund (“Jacksonville PFPF”), filed a putative shareholder derivative action in the District Court for Clark County, Nevada alleging, among other things, breach of fiduciary duty claims against the members of the Company’s Board of Directors as of that date:  Charles W. Ergen; Joseph P. Clayton; James DeFranco; Cantey M. Ergen; Steven R. Goodbarn; David K. Moskowitz; Tom A. Ortolf; and Carl E. Vogel (collectively, the “Director Defendants”).  In its operative amended complaint, Jacksonville PFPF claims that Mr. Ergen breached his fiduciary duty to the Company as a result of certain purchases of LightSquared debt by SPSO, an entity controlled by Mr. Ergen, and that the other Director Defendants aided and abetted that alleged breach of duty.  Jacksonville PFPF claims that the debt purchases created a conflict of interest and allegedly put at risk the Company’s bid to acquire LightSquared’s spectrum assets at the auction that will occur in connection with the LightSquared bankruptcy proceeding.  Jacksonville PFPF further claims that most members of the Company’s Board of Directors are not sufficiently independent from Mr. Ergen to guide the Company through the LightSquared auction process.  Jacksonville PFPF is seeking an unspecified amount of damages and a preliminary injunction that would enjoin Mr. Ergen and all of the Director Defendants other than Mr. Goodbarn from influencing the Company’s ongoing efforts to acquire assets of LightSquared in the bankruptcy proceeding.  The Court has set a hearing on the preliminary injunction motion for November 25, 2013.  Jacksonville PFPF dismissed its claims against Mr. Goodbarn on October 8, 2013.

Five alleged shareholders have filed duplicative putative derivative complaints in state and federal courts alleging the same claims.  On September 18, 2013, DCM Multi-Manager Fund, LLC filed a duplicative putative derivative complaint in the District Court for Clark County, Nevada, which was consolidated with the Jacksonville PFPF action on October 9, 2013.  Between September 25, 2013 and October 2, 2013, City of Daytona Beach Police Officers and Firefighters Retirement System, Louisiana Municipal Police Employees’ Retirement System and Iron Worker Mid-South Pension Fund filed duplicative putative derivative complaints in the United States District Court for the District of Colorado.  Also on October 2, 2013, Iron Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan filed its complaint in the United States District Court for the District of Nevada.  None of the plaintiffs in these actions is seeking a preliminary injunction.  On October 11, 2013, Iron Worker Mid-South Pension Fund dismissed its claims without prejudice.  On October 30, 2013, Louisiana Municipal Police Employees’ Retirement System dismissed its claims without prejudice.

The Company has established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Norman IP Holdings, LLC

On September 15, 2011, Norman IP Holdings, LLC (“Norman”) filed a patent infringement complaint (the “2011 Action”) against Lexmark International Corporation (“Lexmark”) and Brother International Corporation (“Brother”) in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “555 patent”), U.S. Patent No. 5,530,597 (the “597 patent”) and U.S. Patent No. 5,502,689 (the “689 patent”) by Lexmark, and infringement of the 555 patent and the 689 patent by Brother.  On January 27, 2012, Norman filed a second amended complaint in the 2011 Action that added us as a defendant, among others, in which it asserted the 555 patent and the 689 patent against us.  On September 21, 2012, Norman served us with preliminary infringement contentions related to the 555 patent and the 689 patent, as well as the 597 patent, which outlined Norman’s claims with respect to certain DISH products.  On February 8, 2013, Norman filed a third amended complaint in the 2011 Action, in which it added claims against us alleging infringement of the 597 patent.  On April 8, 2013, Norman filed a fourth amended complaint in the 2011 Action, in which it added new claims against us alleging infringement of additional DISH products.  On May 1, 2013, Norman filed a fifth amended complaint in the 2011 Action, in which it named Mercedes-Benz USA, LLC, Volkswagen Group of America, Inc., Xerox Corporation, ZTE (USA) Inc., and ZTE Solutions, Inc. as defendants, in addition to us.  On July 9, 2013, the Court ordered Norman to file a new sixth amended complaint limiting Norman’s claims against us to those specifically referenced in its September 21, 2012 preliminary infringement contentions.  As a result, on July 10, 2013, Norman filed a sixth amended complaint in the 2011 Action, in which it asserted claims against our wholly-owned subsidiary, DISH Network L.L.C., replacing us as defendant, alleging that the use of certain Broadcom chipsets in DISH DVR systems infringes the 689 patent.  In addition, Norman withdrew all infringement claims against us regarding the 555 patent and the 597 patent.  On July 12, 2013, we filed a motion to dismiss the 2011 Action, because Norman failed to comply with the Court’s July 9, 2013 order.

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

On October 18, 2013, the parties stipulated that Norman will dismiss all of its claims against DISH Network L.L.C. in the 2011 Action, and re-assert them in the 2013 Action.

The 689 patent relates to a clock generator capable of shut-down mode and clock generation method, the 555 patent relates to a wireless communications privacy method and system, the 597 patent relates to an interrupt enable circuit that allows devices to exit processes without using a hardware reset, the 873 patent relates to a device and method for providing inter-processor communication in a multi-processor architecture, and the 394 patent relates to a servo loop control apparatus having a master microprocessor and at least one autonomous streamlined signal processor.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Pragmatus Telecom, LLC

On December 5, 2012, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware alleging infringement of United States Patent Nos. 6,311,231, 6,668,286, and 7,159,043.  Pragmatus alleges that the click-to-chat and click-to-call customer support features of the DISH website and call center management systems infringe these patents.  Pragmatus has brought similar complaints against more than 40 other companies, including Comcast, AT&T, Sprint, Frontier Communications, Bright House, UPS, FedEx, GM and Ford.  Pragmatus is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 5, 2013, Pragmatus voluntarily dismissed with prejudice all claims in the action relating to allegedly infringing features provided by certain of our vendors.  Pragmatus also voluntarily dismissed without prejudice all remaining claims in the action.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

TQP Development, LLC

On April 4, 2012, TQP Development, LLC (“TQP Development”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,412,730 titled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP Development is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On August 9, 2013, all claims in the action were dismissed with prejudice.

Tse

On May 30, 2012, Ho Keung Tse filed a complaint against our wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,665,797, which is entitled “Protection of Software Again [sic] Against Unauthorized Use.”  Mr. Tse is the named inventor on the patent.  On the same day that he sued Blockbuster, Mr. Tse filed a separate action in the same court alleging infringement of the same patent against Google, Samsung and HTC.  He also has earlier-filed litigation on the same patent pending in the United States District Court for the Northern District of California against Sony Connect, Inc., Napster, Inc., Apple Computer, Inc., Realnetworks, Inc., and MusicMatch, Inc.  On March 8, 2013, the Court granted Blockbuster L.L.C.’s motion to transfer the matter to the United States District Court for the Northern District of California, the same venue where the matter against Google, Samsung and HTC also was transferred.  On July 26, 2013, we filed a summary judgment motion.  The Court held a hearing on our motion on September 6, 2013.

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

Waste Disposal Inquiry

The California Attorney General and the Alameda County (California) District Attorney are investigating whether certain of our waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code.  We expect that these entities will seek injunctive and monetary relief.  The investigation appears to be part of a broader effort to investigate waste handling and disposal processes of a number of industries.  While we are unable to predict the outcome of this investigation, we do not believe that the outcome will have a material effect on our results of operations, financial condition or cash flows.

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

•                  DISH.  The DISH branded DBS pay-TV service had 14.049 million subscribers in the United States as of September 30, 2013.  The DISH branded pay-TV service consists of FCC licenses authorizing us to use DBS and FSS spectrum, our owned and leased satellites, receiver systems, third party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET brand.

•                  Blockbuster.  On April 26, 2011, we completed the Blockbuster Acquisition.  Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand service.  On November 6, 2013, we announced that Blockbuster expects to close all of its remaining company-owned domestic retail stores and discontinue the Blockbuster by-mail service by early January 2014.  See Note 9 for further information.

•                  Wireless.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain interim and final build-out requirements.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America and TerreStar.  The financial results of DBSD North America and TerreStar are included in our financial results beginning March 9, 2012.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of the spectrum and also mandated certain interim and final build-out requirements for the licenses. See Note 12 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The total assets, revenue and operating income by segment were as follows:

	As of
	September 30,	December 31,
	2013	2012
	(In thousands)
Total assets: (1)
DISH	$19,677,640	$16,144,977
Blockbuster (2)	227,126	357,267
Wireless	4,889,632	5,066,616
Eliminations	(4,449,158)	(4,189,252)
Total assets	$20,345,240	$17,379,608

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
DISH	$3,507,473	$3,298,869	$10,375,785	$9,875,890
Blockbuster (3)	96,665	230,885	397,597	818,188
Wireless (4)	395	305	1,607	634
Eliminations	(2,956)	(6,712)	(12,055)	(17,730)
Total revenue	$3,601,577	$3,523,347	$10,762,934	$10,676,982

Operating income (loss):
DISH	$442,368	$(241,674)	$1,462,716	$824,244
Blockbuster (5)	(23,498)	(11,919)	(27,909)	(11,295)
Wireless (4)(6)	(21,449)	(19,436)	(564,460)	(45,215)
Total operating income (loss)	$397,421	$(273,029)	$870,347	$767,734

(1)         Certain prior period assets have been reclassified to conform to the current period presentation consistent with the separate financial information regularly evaluated by our chief operating decision maker(s).

(2)         The decrease in assets from December 31, 2012 to September 30, 2013 primarily related to the deconsolidation of Blockbuster UK on January 16, 2013, Blockbuster domestic store closings during the nine months ended September 30, 2013, and the write down of Blockbuster Mexico assets during the third quarter 2013.  See Note 9 for further information.

(3)         The decrease in revenue for the three and nine months ended September 30, 2013 primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012.  See Note 9 for further information.

(4)         The three and nine months ended September 30, 2012 included Wireless results from the acquisitions of DBSD North America and TerreStar on March 9, 2012.

(5)         The decrease in operating income for the three and nine months ended September 30, 2013 primarily related to the write down of Blockbuster Mexico assets during the third quarter 2013.  See Note 9 for further information.

(6)         The nine months ended September 30, 2013 included a $438 million impairment charge for the T2 and D1 satellites, $53 million of additional depreciation expense related to the accelerated depreciable lives of certain assets designed to support the TerreStar MSS business and $18 million of legal and financial advisory fees related to our proposed merger with Sprint.  See Note 7 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the products are delivered and services are provided.  The following table summarizes revenue attributed to the United States and foreign locations.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
United States	$3,562,670	$3,406,088	$10,615,673	$10,316,080
United Kingdom (1)	—	66,744	10,883	206,978
Mexico (2)	38,129	37,507	117,715	114,196
Other	778	13,008	18,663	39,728
Total revenue	$3,601,577	$3,523,347	$10,762,934	$10,676,982

(1)         The decrease for the three and nine months ended September 30, 2013 related to the deconsolidation of Blockbuster UK on January 16, 2013.  See Note 9 for further information.

(2)         This revenue is related solely to our Blockbuster Mexico operations.

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

“Equipment sales, services and other revenue — EchoStar”

Remanufactured Receiver Agreement.  We entered into a remanufactured receiver agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2013, we and EchoStar extended this agreement until December 31, 2014.  EchoStar may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to us.  We may also terminate this agreement if certain entities acquire us.

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

Management Services Agreement.  In connection with the Spin-off, we entered into a Management Services Agreement with EchoStar pursuant to which we have made certain of our officers available to provide services (which were primarily legal and accounting services) to EchoStar.  Specifically, Paul W. Orban remains employed by us, but also served as EchoStar’s Senior Vice President and Controller through April 2012.  The Management Services Agreement automatically renewed on January 1, 2013 for an additional one-year period until January 1, 2014.  Effective June 15, 2013, the Management Services Agreement was terminated by EchoStar.  EchoStar made payments to us based upon an allocable portion of the personnel costs and expenses incurred by us with respect to any such officers (taking into account wages and fringe benefits).  These allocations were based upon the estimated percentages of time spent by our executive officers performing services for EchoStar under the Management Services Agreement.  EchoStar also reimbursed us for direct out-of-pocket costs incurred by us for management services provided to EchoStar.  We and EchoStar evaluated all charges for reasonableness at least annually and made any adjustments to these charges as we and EchoStar mutually agreed upon.

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

EchoStar XV.  During May 2013, we began leasing satellite capacity to EchoStar on EchoStar XV and relocated the satellite for testing at EchoStar’s Brazilian authorization at the 45 degree orbital location.  Subject to certain conditions, (i) this lease terminates on February 1, 2014, (ii) EchoStar has certain rights to extend the service term of this lease for three years, and (iii) we have the right to terminate this lease prior to the date of expiration and have the satellite relocated from the 45 degree orbital location.

Real Estate Lease Agreements.  Since the Spin-off, we have entered into lease agreements pursuant to which we lease certain real estate to EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

American Fork Occupancy License Agreement.  During 2013, we subleased certain space at 796 East Utah Valley Drive, American Fork, Utah to EchoStar for a period ending on July 31, 2017.

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

EchoStar VI, VIII and XII.  The leases for EchoStar VI, VIII and XII generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  Beginning in the first quarter 2013, the leases for the EchoStar VI and VIII satellites expired in accordance with their terms and we no longer leased capacity from EchoStar on EchoStar VI and VIII.  During May 2013, we began leasing capacity from EchoStar on EchoStar VIII as an in-orbit spare.  Subject to certain conditions, this lease terminates on February 1, 2014.

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

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we receive service from EchoStar on 24 of the DBS transponders.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explored alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar provided us with alternate capacity at the 77 degree orbital location.  During the third quarter 2012, we and EchoStar entered into an agreement pursuant to which we sublease back to EchoStar five of the 24 DBS transponders on the QuetzSat-1 satellite.  Rental income generated from this sublease is recorded as revenue within “Equipment sales, services and other revenue — EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013.

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

103 Degree Orbital Location/SES-3.  During May 2012, EchoStar entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree orbital location (the “103 Spectrum Rights”).  During June 2013, we and EchoStar entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which we may use and develop the 103 Spectrum Rights.  During the third quarter 2013, we made a $23 million payment to EchoStar in exchange for these rights.  In accordance with accounting principles that apply to transfers of assets between companies under common control, we recorded EchoStar’s net book value of this asset of $20 million in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets and recorded the amount in excess of EchoStar’s net book value of $3 million as a capital distribution.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights.

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

•                  Cheyenne Lease Agreement.  The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  We have the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  In November 2013, we exercised our right to renew this agreement for a one-year period ending on December 31, 2014.

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms.   This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive certain services related to placeshifting.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

has a term of five years with automatic renewal for successive one year terms.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.

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

Application Development Agreement.  During the fourth quarter 2012, we and EchoStar entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which EchoStar provides us with certain services relating to the development of web-based applications for set-top boxes for a period ending on February 1, 2015.  The Application Development Agreement renews automatically for successive one-year periods thereafter, unless terminated earlier by us or EchoStar at any time upon at least 90 days notice.  The fees for services provided under the Application Development Agreement are calculated at EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

For the three months ended September 30, 2013 and 2012, we purchased set-top boxes and other equipment from EchoStar of $341 million and $247 million, respectively.  For the nine months ended September 30, 2013 and 2012, we purchased set-top boxes and other equipment from EchoStar of $947 million and $738 million, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

In light of the tax sharing agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns.  As a result, we agreed to pay EchoStar $83 million of the tax benefit we received or will receive.  This resulted in a reduction of our recorded unrecognized tax benefits and this amount was reclassified to a long-term payable to EchoStar within “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Condensed Consolidated Balance Sheets during the third quarter 2013.  Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit.  In addition, during the third quarter 2013, we and EchoStar agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and EchoStar for such combined returns, through the taxable period ending on December 31, 2017.

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and HNS entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement our RUS program.  The initial term of the RUS Agreement shall continue until the earlier of: (i)

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days prior written notice to HNS.  The RUS Agreement expired during June 2013 when the Grant Funds were exhausted.  During the three months ended September 30, 2012, we expensed $4 million under this agreement which is included in “Cost of sales — equipment, merchandise, services, rental and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the nine months ended September 30, 2013 and 2012, we expensed $3 million and $6 million, respectively, under this agreement.

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, dishNET Satellite Broadband L.L.C. (“dishNET Satellite Broadband”), our wholly-owned subsidiary, and HNS entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which dishNET Satellite Broadband has the right, but not the obligation, to market, sell and distribute the HNS satellite Internet service (the “Service”).  dishNET Satellite Broadband pays HNS a monthly per subscriber wholesale service fee for the Service based upon the subscriber’s service level, and, beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET Satellite Broadband has the right, but not the obligation, to purchase certain broadband equipment from HNS to support the sale of the Service.  The Distribution Agreement has a term of five years with automatic renewal for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.  During the three and nine months ended September 30, 2013, we paid $9 million and $19 million, respectively, for these services from HNS, included in “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Since this Distribution Agreement was entered into effective October 1, 2012, we did not incur any expense for the three and nine months ended September 30, 2012.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

For the three and nine months ended September 30, 2013, we purchased broadband equipment from HNS of $20 million and $57 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  Since this Distribution Agreement was entered into effective October 1, 2012, we did not incur any expense for the three and nine months ended September 30, 2012.  In addition, we purchase certain broadband equipment from EchoStar under the Receiver Agreement, as previously discussed.

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

Radio Access Network Agreement.  On November 29, 2012, we entered into an agreement with HNS pursuant to which HNS will construct for us a ground-based satellite radio access network (“RAN”) for a fixed fee.  The completion of the RAN under this agreement is expected to occur on or before November 29, 2014.  This agreement generally may be terminated by us at any time for convenience.  As of September 30, 2013 and December 31, 2012, we had capitalized in total $8 million and $3 million, respectively, for these services, included in “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

T2 Development Agreement.  On August 29, 2013, we and EchoStar entered into a development agreement (the “T2 Development Agreement”) with respect to the T2 satellite, by which EchoStar will reimburse us for amounts we pay pursuant to an authorization to proceed (the “T2 ATP”) with Space Systems Loral, LLC related to the T2 satellite construction contract.  In exchange, we granted EchoStar a right of first refusal and right of first offer to purchase our rights in T2 during the term of the T2 Development Agreement.  In addition, under certain circumstances EchoStar has a right to receive a portion of the sale proceeds in the event T2 is sold to a third party during or following the term of the T2 Development Agreement.  The term of the T2 Development Agreement expires on the later of: (i) December 31, 2013, or (ii) the date on which the T2 ATP expires.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$22,563	$17,895	$69,129	$53,624

	As of
	September 30,	December 31,
	2013	2012
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$18,923	$21,930

15.                               Subsequent Events

7% Senior Notes due 2013

On October 1, 2013, we redeemed the remaining $451 million principal balance of our 7% Senior Notes due 2013.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this quarterly report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2013 under the caption “Item 1A. Risk Factors.”

EXECUTIVE SUMMARY

Overview

DISH added approximately 35,000 net Pay-TV subscribers during the three months ended September 30, 2013, compared to the loss of approximately 19,000 net Pay-TV subscribers during the same period in 2012.  The increase in the number of net Pay-TV subscribers added versus the same period in 2012 resulted primarily from a decrease in our Pay-TV churn rate.

Our Pay-TV churn rate for the three months ended September 30, 2013 was 1.66% compared to 1.80% for the same period in 2012.  While our Pay-TV churn rate improved compared to the same period in 2012, churn continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

During the three months ended September 30, 2013, DISH added approximately 734,000 gross new Pay-TV subscribers compared to the addition of approximately 739,000 gross new Pay-TV subscribers during the same period in 2012, a decrease of 0.7%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

DISH lost approximately 7,000 net Pay-TV subscribers during the nine months ended September 30, 2013, compared to the addition of approximately 75,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 resulted from lower gross new Pay-TV subscriber activations and an increase in our Pay-TV churn rate.  During the nine months ended September 30, 2013, DISH added approximately 2.012 million gross new Pay-TV subscribers compared to approximately 2.077 million gross new Pay-TV subscribers during the same period in 2012, a decrease of 3.1%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.  Our Pay-TV churn rate for the nine months ended September 30, 2013 was 1.60% compared to 1.58% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we had a programming package price increase in the first quarter 2013 and did not during the same period in 2012.

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

DISH added approximately 75,000 net Broadband subscribers during the three months ended September 30, 2013 compared to the addition of approximately 17,000 net Broadband subscribers during the same period in 2012.  This increase versus the same period in 2012 primarily resulted from higher gross new Broadband subscriber activations.  During the three months ended September 30, 2013, DISH added approximately 101,000 gross new Broadband subscribers compared to the addition of approximately 29,000 gross new Broadband subscribers during the same period in 2012.  This increase was driven by increased advertising related to the dishNET branded broadband services.  Broadband services revenue was $60 million and $24 million for the three months ended September 30, 2013 and 2012, respectively, and 1.7% and 0.8% of our total “Subscriber-related revenue,” respectively.

DISH added approximately 202,000 net Broadband subscribers during the nine months ended September 30, 2013 compared to the addition of approximately 34,000 net Broadband subscribers during the same period in 2012.  This increase versus the same period in 2012 primarily resulted from higher gross new Broadband subscriber activations.  During the nine months ended September 30, 2013, DISH added approximately 263,000 gross new Broadband subscribers compared to the addition of approximately 64,000 gross new Broadband subscribers during the same period in 2012.  This increase was driven by increased advertising related to the dishNET branded broadband services.  Broadband services revenue was $148 million and $66 million for the nine months ended September 30, 2013 and 2012, respectively, and 1.4% and 0.7% of our total “Subscriber-related revenue,” respectively.

“Net income (loss) attributable to DISH Network” for the three months ended September 30, 2013 and 2012 was income of $315 million and a loss of $158 million, respectively.  During the three months ended September 30, 2013, “Net income (loss) attributable to DISH Network” increased primarily due to the programming package price increase in February 2013, net realized and/or unrealized gains on our marketable investment securities and derivative financial instruments during 2013 compared to the same period in 2012 and the $102 million reversal of an uncertain tax position that was resolved during the third quarter 2013.  These increases were partially offset by an increase in subscriber-related expenses and interest expense.  In addition, the three months ended September 30, 2012 was negatively impacted by $730 million of litigation expense related to the Voom Settlement Agreement.

“Net income (loss) attributable to DISH Network” for the nine months ended September 30, 2013 and 2012 was $519 million and $428 million, respectively.  During the nine months ended September 30, 2013, “Net income (loss) attributable to DISH Network” increased primarily due to the programming package price increase in February 2013 and net realized and/or unrealized gains on our marketable investment securities and derivative financial instruments during 2013 compared to the same period in 2012 and the $102 million reversal of an uncertain tax position that was resolved during the third quarter 2013.  These increases were partially offset by the impairment of the T2 and D1 satellites of $438 million during the second quarter 2013 and an increase in subscriber-related expenses, subscriber acquisition costs and interest expense.  In addition, the nine months ended September 30, 2012 was negatively impacted by $730 million of litigation expense related to the Voom Settlement Agreement, partially offset by a non-cash gain of $99 million related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.  See Note 12 in the Notes to the Condensed Consolidated Financial Statements for further information.

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

To maintain and enhance our competitiveness over the long term, we introduced the Hopper® set-top box, which a consumer can use, at his or her option, to view recorded programming in HD in multiple rooms.  During the first quarter 2013, we introduced the Hopper set-top box with Sling, which promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as DISH Anywhere™ that utilizes, among other things, online access and Slingbox “placeshifting” technology.  In addition, the Hopper with Sling has several innovative features that a consumer can use, at his or her option, to watch and record television programming through certain tablet computers and combines program-

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

discovery tools, social media engagement and remote-control capabilities through the use of certain tablet computers.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

On May 22, 2013, we launched a promotion whereby qualifying new Pay-TV subscribers may choose either an Apple® iPad® 2 or programming credits when they lease a Hopper with Sling set-top box and subscribe to America’s Top 120, DishLATINO Plus or a higher programming package and commit to a two-year contract (the “iPad promotion”).

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

Blockbuster

On April 26, 2011, we completed the acquisition of most of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  Blockbuster primarily offers movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand® service.  Since the Blockbuster Acquisition, we have continually evaluated the impact of certain factors, including, among other things, competitive pressures, the ability of significantly fewer company-owned domestic retail stores to continue to support corporate administrative costs, and other issues impacting the store-level financial performance of our company-owned domestic retail stores.  These factors, among others, have previously led us to close a significant number of company-owned domestic retail stores.  As of September 30, 2013, Blockbuster operated approximately 400 company-owned retail stores in the United States.  On November 6, 2013, we announced that Blockbuster expects to close all of its remaining company-owned domestic retail stores and discontinue the Blockbuster by-mail service by early January 2014.  As a result, we expect to incur future losses estimated to range from $15 million to $30 million.  These estimated losses are based on a number of factors, including, among others, lease terminations and inventory liquidation.  Our actual losses may differ from our estimates.

During the three months ended September 30, 2013, Blockbuster operations contributed $97 million in revenue and $24 million in operating loss compared to $231 million in revenue and $12 million in operating loss for the same period in 2012.  The decrease in revenue during the three months ended September 30, 2013 primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012.

During the nine months ended September 30, 2013, Blockbuster operations contributed $398 million in revenue and $28 million in operating loss compared to $818 million in revenue and $11 million in operating loss for the same period in 2012.  The decrease in revenue during the nine months ended September 30, 2013 primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012.

During the third quarter 2013, we determined that our Blockbuster operations in Mexico (“Blockbuster Mexico”) are “held for sale,” consistent with U.S. GAAP.  We have written down our “Inventory” and “Property and equipment” on our Condensed Consolidated Balance Sheets by $18 million and $3 million, respectively, to record these assets at their estimated fair value less estimated selling costs.  These charges were recorded in “Cost of sales - equipment, merchandise, services, rental and other” and “Depreciation and amortization” expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively, during the three months ended September 30, 2013.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Blockbuster Entertainment Limited and Blockbuster GB Limited, our Blockbuster operating subsidiaries in the United Kingdom (collectively, the “Blockbuster UK Operating Entities”), entered into administration proceedings in the United Kingdom on January 16, 2013 (the “Administration”).  Administrators were appointed by the English courts to sell or liquidate the assets of the Blockbuster UK Operating Entities for the benefit of their creditors.  Since we no longer exercise control over operating decisions for the Blockbuster UK Operating Entities, we were required to deconsolidate our Blockbuster entities in the United Kingdom (collectively, “Blockbuster UK”) on January 16, 2013.  As a result of the Administration, we wrote down the assets of Blockbuster UK to their estimated net realizable value on our Consolidated Balance Sheets as of December 31, 2012.  In total, we recorded charges of approximately $46 million on a pre-tax basis including $25 million in “Other, net” within “Other Income (Expense)” and $21 million in “Cost of sales — equipment, merchandise, services, rental and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012 related to the Administration.

For the three and nine months ended September 30, 2012, Blockbuster UK had $67 million and $207 million, respectively, of revenue and an operating loss of $1 million and $6 million, respectively.  Upon deconsolidation on January 16, 2013, the revenue and expenses related to the operations of Blockbuster UK are no longer recorded in our Condensed Consolidated Financial Statements.

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

We generated less than $1 million of revenue for each of the three months ended September 30, 2013 and 2012 from our wireless segment and $2 million and less than $1 million of revenue for the nine months ended September 30, 2013 and 2012, respectively, from our wireless segment.  In addition, we incurred operating losses of $21 million and $19 million for the three months ended September 30, 2013 and 2012, respectively, and operating losses of $564 million and $45 million for the nine months ended September 30, 2013 and 2012, respectively.  The nine months ended September 30, 2013 included a $438 million impairment charge for the T2 and D1 satellites, $53 million of additional depreciation expense related to the accelerated depreciable lives of certain assets designed to support the TerreStar Mobile Satellite Service (“MSS”) business, which ceased operations during the second quarter 2013, and $18 million of legal and financial advisory fees related to our proposed merger with Sprint Corporation (“Sprint”).  See Note 7 in the Notes to the Condensed Consolidated Financial Statements for further information.

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

Future Liquidity

6 5/8% Senior Notes due 2014

Our 6 5/8% Senior Notes with an aggregate principal balance of $1.0 billion mature on October 1, 2014.  We expect to fund this obligation from cash generated from operations and existing cash and marketable investment securities balances.

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

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with the AWS-4 licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our AWS-4 authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  The new rules also mandated certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, we must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).  Based on an extension request we filed with the FCC, as discussed below, these build-out requirements may change.  In addition, the FCC has adopted rules for a spectrum band that is adjacent to our AWS-4 licenses, known as the “H Block.”  Depending on the outcome of the standard-setting process for the H Block, the rules that the FCC adopted could further impact the remaining 15 MHz of our uplink spectrum (2005-2020 MHz), which may have a material adverse effect on our ability to commercialize the AWS-4 licenses.

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009.  At the time they were granted, these licenses were subject to certain interim and final build-out requirements.  By June 2013, we were required to provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-Out Requirement”).  By June 2019, we were required to provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-Out Requirement”).  As discussed below, these requirements have since been modified by the FCC.

On September 9, 2013, we filed a letter with the FCC in support of a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution”).  In connection with our letter, we also filed a petition and an extension request with the FCC that outlined certain conditions upon which we would support the Interoperability Solution.

On October 29, 2013, the FCC issued an order approving the Interoperability Solution (the “Interoperability Solution Order”), which requires us to reduce power emissions on our 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved our request to modify the 700 MHz Interim Build-Out Requirement so that by March 2017 (rather than the previous deadline of June 2013), we must provide signal coverage and offer service to at least 40% of our total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved our request to modify the 700 MHz Final Build-Out Requirement so that by March 2021 (rather than the previous deadline of June 2019), we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  These requirements replaced the previous build-out requirements associated with our 700 MHz licenses.  While the modifications to our 700 MHz licenses would provide us additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on our ability to fully utilize our 700 MHz licenses.  If we fail to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and we could face the reduction of license area(s).  If we fail to meet the Modified 700 MHz Final Build-Out Requirement, we may be subject to automatic license termination for the geographic portion of each license in which we are not providing service.

Also in connection with our support of the Interoperability Solution, we requested that the FCC modify our AWS-4 spectrum licenses to provide flexibility to repurpose 20 MHz of our uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Waiver”), and extend the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “AWS-4 Extension”).  The FCC, however, has not yet issued a ruling on the AWS-4 Waiver or the AWS-4 Extension, and we cannot predict the timing or outcome of any FCC action on the AWS-4 Waiver or the AWS-4 Extension.  As a precaution, we intend to appeal the Interoperability Solution Order, reserving our right to withdraw the appeal in the event the FCC grants the AWS-4 Waiver and the AWS-4 Extension.

If the FCC grants the AWS-4 Extension and we fail to meet the AWS-4 Interim Build-Out Requirement, the AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If we fail to meet the AWS-4 Final Build-Out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement may terminate.

In addition, contingent upon the FCC approving the AWS-4 Waiver and the AWS-4 Extension at least 30 days prior to the commencement of the FCC’s planned H Block auction, we agreed to participate in the H Block auction and bid at least a net clearing price equal to an aggregate nationwide reserve price established by the FCC, not to exceed $0.50 per MHz/POP (approximately $1.56 billion).

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

We will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts, including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum licenses or that we will be able to profitably deploy the assets represented by these spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

LightSquared LP

On July 23, 2013, L-Band Acquisition, LLC (“LBAC”), our wholly-owned subsidiary, formed to make a bid to acquire assets of LightSquared LP, entered into a Plan Support Agreement (the “PSA”) with certain senior secured lenders to LightSquared LP, which contemplates the purchase by LBAC of substantially all of the assets of the LightSquared LP Entities (as defined below) for a purchase price of $2.22 billion in cash, plus the assumption of certain liabilities pursuant to the terms and conditions of a proposed asset purchase agreement (the “Proposed APA”).  SP Special Opportunities, LLC, an entity controlled by Charles W. Ergen, our Chairman, is a senior secured lender to LightSquared LP and holds a substantial portion of LightSquared LP’s senior secured debt.  We are a party to the PSA solely with respect to certain guaranty obligations.  Our Board of Directors (the “Board”) approved entering into the PSA, which would implement the Proposed APA, based, among other things, on the recommendation of a special committee of the Board (the “Special Committee”) and a fairness opinion that was prepared by a financial advisory firm at the request of the Special Committee.

Pursuant to the PSA, LBAC and such lenders have agreed, subject to the terms and conditions set forth therein, to support and pursue confirmation of a plan of reorganization (the “LightSquared LP Plan”) for LightSquared LP and certain of its subsidiaries that are debtors and debtors in possession (collectively, the “LightSquared LP Entities”) in pending bankruptcy cases under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12-12080 (SCC).

LBAC’s purchase offer under the LightSquared LP Plan is subject to the submission of higher and better offers in accordance with certain bid procedures that were approved by the Bankruptcy Court on October 1, 2013 as further discussed below.  In addition, the LightSquared LP Plan is subject to confirmation by the Bankruptcy Court.  The Proposed APA has not been accepted or executed by the LightSquared LP Entities.  Consummation of the acquisition contemplated under the Proposed APA is subject to, among other things, Bankruptcy Court, FCC and Canadian federal Department of Industry (“Industry Canada”) approvals.  However, funding of the purchase price under the Proposed APA is not conditioned upon receipt of approvals from the FCC or Industry Canada.  We would be a party to the Proposed APA solely with respect to certain guaranty obligations.

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), the majority and controlling shareholders of LightSquared Inc. and its subsidiaries, filed an adversary proceeding against us, LBAC, EchoStar, Charles W. Ergen (our Chairman), other affiliates of Mr. Ergen, and certain other parties, in the Bankruptcy Court.  On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s adversary proceeding in their entirety.  See Note 12 in the Notes to the Condensed Consolidated Financial Statements for further information.

On October 1, 2013, the Bankruptcy Court issued an order confirming LBAC as a qualified bidder and establishing certain bid protections for LBAC, including payment of a break-up fee of $52 million and reimbursement of expenses of up to $2 million in the event LBAC is not the successful bidder at auction.  Further, the Bankruptcy Court’s order established, among other things: (i) bid procedures for the sale of all or substantially all of the assets of the LightSquared LP Entities; (ii) November 20, 2013 as the deadline for potential bidders to submit bids (the “Bid Deadline”), subject to extension under certain circumstances, but in no event beyond November 25, 2013; and (iii) if a qualified bid is received prior to the Bid Deadline, November 25, 2013 as the date to hold an auction to solicit higher or otherwise better bids for the LightSquared LP Entities’ assets, subject to extension under certain circumstances, but in no event beyond December 6, 2013.  The Bankruptcy Court also scheduled a confirmation hearing on December 10, 2013 to consider the sale of the LightSquared LP Entities’ assets.

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

Furthermore, if we enter into the Proposed APA, our funding of the purchase price is not conditioned upon receipt of approvals from the FCC or Industry Canada.  If the required approvals are not obtained, subject to certain exceptions, we would have the right to direct and require a sale of some or all of the assets of the LightSquared LP Entities to a third party and we would be entitled to the proceeds of such a sale.  These proceeds could, however, be substantially less than our proposed funding for the purchase.  Therefore, if we fail to obtain these necessary regulatory approvals, we may suffer significant financial losses.

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

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third party distributors of our equipment domestically and to Pay-TV subscribers, as well as other hardware sales to Pay-TV subscribers related to the iPad promotion.  In addition, revenue from merchandise sold to customers including movies, video games and other items, and revenue from the rental of movies and video games and the sale of previously rented titles related to our Blockbuster segment are included in this category.  Effective March 9, 2012, revenue related to our wireless segment is included in this category.

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

Cost of sales - equipment, merchandise, services, rental and other.  “Cost of sales - equipment, merchandise, services, rental and other” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other third party distributors of our equipment domestically and to Pay-TV subscribers, as well as the cost of other hardware sales to Pay-TV subscribers related to the iPad promotion.  In addition, the cost of movies and video games including rental title purchases or revenue sharing to studios, packaging and online delivery costs and cost of merchandise sold including movies, video games and other items related to our Blockbuster segment are included in

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

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

“Broadband subscribers.”  During the fourth quarter 2012, we elected to provide certain Broadband subscriber data.  Each broadband customer is counted as one Broadband subscriber, regardless of whether they are also a Pay-

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

TV subscriber.  A subscriber of both our pay-TV and broadband services is counted as one Pay-TV subscriber and one Broadband subscriber.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012.

	For the Three Months
	Ended September 30,		Variance
Statements of Operations Data	2013	2012	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,466,611	$3,267,380	$199,231	6.1
Equipment and merchandise sales, rental and other revenue	118,898	251,905	(133,007)	(52.8)
Equipment sales, services and other revenue - EchoStar	16,068	4,062	12,006	*
Total revenue	3,601,577	3,523,347	78,230	2.2

Costs and Expenses:
Subscriber-related expenses	1,976,712	1,808,285	168,427	9.3
% of Subscriber-related revenue	57.0%	55.3%
Satellite and transmission expenses - EchoStar	131,263	104,631	26,632	25.5
% of Subscriber-related revenue	3.8%	3.2%
Satellite and transmission expenses - Other	10,177	10,915	(738)	(6.8)
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, merchandise, services, rental and other	81,521	120,852	(39,331)	(32.5)
Subscriber acquisition costs	496,318	455,469	40,849	9.0
General and administrative expenses	247,528	330,364	(82,836)	(25.1)
% of Total revenue	6.9%	9.4%
Litigation expense	—	730,457	(730,457)	*
Depreciation and amortization	260,637	235,403	25,234	10.7
Total costs and expenses	3,204,156	3,796,376	(592,220)	(15.6)

Operating income (loss)	397,421	(273,029)	670,450	*

Other Income (Expense):
Interest income	39,994	34,304	5,690	16.6
Interest expense, net of amounts capitalized	(189,474)	(143,818)	(45,656)	(31.7)
Other, net	105,747	69,831	35,916	51.4
Total other income (expense)	(43,733)	(39,683)	(4,050)	(10.2)

Income (loss) before income taxes	353,688	(312,712)	666,400	*
Income tax (provision) benefit, net	(42,698)	149,383	(192,081)	*
Effective tax rate	12.1%	47.8%
Net income (loss)	310,990	(163,329)	474,319	*
Less: Net income (loss) attributable to noncontrolling interest	(3,918)	(4,868)	950	19.5
Net income (loss) attributable to DISH Network	$314,908	$(158,461)	$473,369	*

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.049	14.042	0.007	*
Pay-TV subscriber additions, gross (in millions)	0.734	0.739	(0.005)	(0.7)
Pay-TV subscriber additions, net (in millions)	0.035	(0.019)	0.054	*
Pay-TV average monthly subscriber churn rate	1.66%	1.80%	(0.14)%	(7.8)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$842	$797	$45	5.6
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$81.05	$76.99	$4.06	5.3
Broadband subscribers, as of period end (in millions)	0.385	0.139	0.246	*
Broadband subscriber additions, gross (in millions)	0.101	0.029	0.072	*
Broadband subscriber additions, net (in millions)	0.075	0.017	0.058	*
EBITDA (in thousands)	$767,723	$37,073	$730,650	*

* Percentage is not meaningful.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Pay-TV subscribers.  DISH added approximately 35,000 net Pay-TV subscribers during the three months ended September 30, 2013, compared to the loss of approximately 19,000 net Pay-TV subscribers during the same period in 2012.  The increase in the number of net Pay-TV subscribers added versus the same period in 2012 resulted primarily from a decrease in our Pay-TV churn rate.

Our Pay-TV churn rate for the three months ended September 30, 2013 was 1.66% compared to 1.80% for the same period in 2012.  While our Pay-TV churn rate improved compared to the same period in 2012, churn continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

During the three months ended September 30, 2013, DISH added approximately 734,000 gross new Pay-TV subscribers compared to the addition of approximately 739,000 gross new Pay-TV subscribers during the same period in 2012, a decrease of 0.7%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

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

Broadband subscribers.  DISH added approximately 75,000 net Broadband subscribers during the three months ended September 30, 2013 compared to the addition of approximately 17,000 net Broadband subscribers during the same period in 2012.  This increase versus the same period in 2012 primarily resulted from higher gross new Broadband subscriber activations.  During the three months ended September 30, 2013, DISH added approximately 101,000 gross new Broadband subscribers compared to the addition of approximately 29,000 gross new Broadband subscribers during the same period in 2012.  This increase was driven by increased advertising related to the dishNET branded broadband services.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.467 billion for the three months ended September 30, 2013, an increase of $199 million or 6.1% compared to the same period in 2012.  The change in “Subscriber-related revenue” from the same period in 2012 was primarily related to the increase in Pay-TV ARPU discussed below and revenue from broadband services.  Included in “Subscriber-related revenue” was $60 million and $24 million of revenue related to our broadband services for the three months ended September 30, 2013 and 2012, respectively.

Pay-TV ARPU.  Pay-TV ARPU was $81.05 during the three months ended September 30, 2013 versus $76.99 during the same period in 2012.  The $4.06 or 5.3% increase in Pay-TV ARPU was primarily attributable to the programming package price increase in February 2013, higher hardware related revenue and pay-per-view revenue.

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” totaled $119 million for the three months ended September 30, 2013, a decrease of $133 million or 52.8% compared to the same period in 2012.  This change was primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012.  See Note 9 in the Notes to the Condensed Consolidated Financial Statements for further information.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.977 billion during the three months ended September 30, 2013, an increase of $168 million or 9.3% compared to the same period in 2012.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs and higher Broadband subscriber-related expenses due to the increase in our Broadband subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $38 million and $13 million of expense related to our broadband services for the three months ended September 30, 2013 and 2012, respectively. “Subscriber-related expenses” represented 57.0% and 55.3% of “Subscriber-related revenue” during the three months ended September 30, 2013 and 2012, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” totaled $131 million during the three months ended September 30, 2013, an increase of $27 million or 25.5% compared to the same period in 2012.  The increase in “Satellite and transmission expenses — EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the EchoStar XVI satellite, which was launched in November 2012 and QuetzSat-1, which commenced commercial operation at the 77 degree orbital slot in February 2013.  This increase was partially offset by a decrease in transponder capacity leased from EchoStar primarily related to the expiration of the EchoStar VI lease in first quarter 2013.  See Note 14 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Cost of sales — equipment, merchandise, services, rental and other.  “Cost of sales — equipment, merchandise, services, rental and other” totaled $82 million for the three months ended September 30, 2013, a decrease of $39 million or 32.5% compared to the same period in 2012.  This change was primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012.  See Note 9 in the Notes to the Condensed Consolidated Financial Statements for further information.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $496 million for the three months ended September 30, 2013, an increase of $41 million or 9.0% compared to the same period in 2012.  This change was primarily attributable to an increase in expense related to our Broadband subscriber activations.  Included in “Subscriber acquisition costs” was $44 million and $9 million of expenses related to our broadband services for the three months ended September 30, 2013 and 2012, respectively.

Pay-TV SAC.  Pay-TV SAC was $842 during the three months ended September 30, 2013 compared to $797 during the same period in 2012, an increase of $45 or 5.6%.  This increase was primarily attributable to increased equipment costs.  Capitalized equipment costs increased $35 per activation, primarily due to an increase in the percentage of new subscriber activations with new Hopper receiver systems.  In addition, the Hopper with Sling set-top box cost per unit is currently higher than the original Hopper set-top box.

During the three months ended September 30, 2013 and 2012, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $166 million and $142 million, respectively.  This increase in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from the factors described above.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended September 30, 2013 and 2012, these amounts totaled $28 million and $38 million, respectively.

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

General and administrative expenses.  “General and administrative expenses” totaled $248 million during the three months ended September 30, 2013, an $83 million or 25.1% decrease compared to the same period in 2012.  This decrease was primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012.  See Note 9 in the Notes to the Condensed Consolidated Financial Statements for further information.

Litigation expense.  “Litigation expense” related to the Voom Settlement Agreement totaled $730 million during the three months ended September 30, 2012.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $261 million during the three months ended September 30, 2013, a $25 million or 10.7% increase compared to the same period in 2012.  The change in “Depreciation and amortization” expense was primarily related to increased depreciation expense from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $189 million during the three months ended September 30, 2013, an increase of $46 million or 31.7% compared to the same period in 2012.  This change primarily resulted from an increase in interest expense associated with the issuance of debt during 2012 and 2013.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further information.

Other, net.  “Other, net” income totaled $106 million during the three months ended September 30, 2013, an increase of $36 million compared to the same period in 2012.  This change principally resulted from net realized and/or unrealized gains of $100 million on our marketable investment securities and derivative financial instruments during 2013, compared to net gains of $112 million on our marketable investment securities, partially offset by $43 million in impairment charges during the same period in 2012.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $768 million during the three months ended September 30, 2013, an increase of $731 million compared to the same period in 2012.  EBITDA for the three months ended September 30, 2012 was negatively impacted by $730 million of “Litigation expense” related to the Voom Settlement Agreement.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended September 30,
	2013	2012
	(In thousands)
EBITDA	$767,723	$37,073
Interest expense, net	(149,480)	(109,514)
Income tax (provision) benefit, net	(42,698)	149,383
Depreciation and amortization	(260,637)	(235,403)
Net income (loss) attributable to DISH Network	$314,908	$(158,461)

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

Income tax (provision) benefit, net.  Our income tax provision was $43 million during the three months ended September 30, 2013, a change of $192 million compared to a $149 million benefit during the same period in 2012.  This change was primarily related to the increase in “Income (loss) before income taxes,” partially offset by a decrease in our effective tax rate.  Our effective tax rate was favorably impacted by the $102 million reversal of an uncertain tax position that was resolved during the third quarter 2013.

Net income (loss) attributable to DISH Network.  “Net income (loss) attributable to DISH Network” was income of $315 million during the three months ended September 30, 2013, an increase of $473 million compared to a loss of $158 million for the same period in 2012.  This increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012.

	For the Nine Months
	Ended September 30,		Variance
Statements of Operations Data	2013	2012	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$10,275,697	$9,787,676	$488,021	5.0
Equipment and merchandise sales, rental and other revenue	460,043	872,899	(412,856)	(47.3)
Equipment sales, services and other revenue - EchoStar	27,194	16,407	10,787	65.7
Total revenue	10,762,934	10,676,982	85,952	0.8

Costs and Expenses:
Subscriber-related expenses	5,812,325	5,393,202	419,123	7.8
% of Subscriber-related revenue	56.6%	55.1%
Satellite and transmission expenses - EchoStar	369,902	321,567	48,335	15.0
% of Subscriber-related revenue	3.6%	3.3%
Satellite and transmission expenses - Other	30,615	31,772	(1,157)	(3.6)
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, merchandise, services, rental and other	257,830	393,175	(135,345)	(34.4)
Subscriber acquisition costs	1,394,754	1,261,649	133,105	10.6
General and administrative expenses	794,148	1,034,206	(240,058)	(23.2)
% of Total revenue	7.4%	9.7%
Litigation expense	—	730,457	(730,457)	*
Depreciation and amortization	795,438	743,220	52,218	7.0
Impairment of long-lived assets	437,575	—	437,575	*
Total costs and expenses	9,892,587	9,909,248	(16,661)	(0.2)

Operating income (loss)	870,347	767,734	102,613	13.4

Other Income (Expense):
Interest income	121,331	61,597	59,734	97.0
Interest expense, net of amounts capitalized	(565,730)	(391,132)	(174,598)	(44.6)
Other, net	212,728	172,665	40,063	23.2
Total other income (expense)	(231,671)	(156,870)	(74,801)	(47.7)

Income (loss) before income taxes	638,676	610,864	27,812	4.6
Income tax (provision) benefit, net	(132,084)	(188,471)	56,387	29.9
Effective tax rate	20.7%	30.9%
Net income (loss)	506,592	422,393	84,199	19.9
Less: Net income (loss) attributable to noncontrolling interest	(12,862)	(5,188)	(7,674)	*
Net income (loss) attributable to DISH Network	$519,454	$427,581	$91,873	21.5

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.049	14.042	0.007	*
Pay-TV subscriber additions, gross (in millions)	2.012	2.077	(0.065)	(3.1)
Pay-TV subscriber additions, net (in millions)	(0.007)	0.075	(0.082)	*
Pay-TV average monthly subscriber churn rate	1.60%	1.58%	0.02%	1.3
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$868	$782	$86	11.0
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$80.16	$76.94	$3.22	4.2
Broadband subscribers, as of period end (in millions)	0.385	0.139	0.246	*
Broadband subscriber additions, gross (in millions)	0.263	0.064	0.199	*
Broadband subscriber additions, net (in millions)	0.202	0.034	0.168	*
EBITDA (in thousands)	$1,891,375	$1,688,807	$202,568	12.0

*  Percentage is not meaningful.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Pay-TV subscribers.  DISH lost approximately 7,000 net Pay-TV subscribers during the nine months ended September 30, 2013, compared to the addition of approximately 75,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 resulted from lower gross new Pay-TV subscriber activations and an increase in our Pay-TV churn rate.  During the nine months ended September 30, 2013, DISH added approximately 2.012 million gross new Pay-TV subscribers compared to approximately 2.077 million gross new Pay-TV subscribers during the same period in 2012, a decrease of 3.1%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.  Our Pay-TV churn rate for the nine months ended September 30, 2013 was 1.60% compared to 1.58% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we had a programming package price increase in the first quarter 2013 and did not during the same period in 2012.

Broadband subscribers.  DISH added approximately 202,000 net Broadband subscribers during the nine months ended September 30, 2013 compared to the addition of approximately 34,000 net Broadband subscribers during the same period in 2012.  This increase versus the same period in 2012 primarily resulted from higher gross new Broadband subscriber activations.  During the nine months ended September 30, 2013, DISH added approximately 263,000 gross new Broadband subscribers compared to the addition of approximately 64,000 gross new Broadband subscribers during the same period in 2012.  This increase was driven by increased advertising related to the dishNET branded broadband services.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $10.276 billion for the nine months ended September 30, 2013, an increase of $488 million or 5.0% compared to the same period in 2012.  The change in “Subscriber-related revenue” from the same period in 2012 was primarily related to the increase in Pay-TV ARPU discussed below and revenue from broadband services.  Included in “Subscriber-related revenue” was $148 million and $66 million of revenue related to our broadband services for the nine months ended September 30, 2013 and 2012, respectively.

Pay-TV ARPU.  Pay-TV ARPU was $80.16 during the nine months ended September 30, 2013 versus $76.94 during the same period in 2012.  The $3.22 or 4.2% increase in Pay-TV ARPU was primarily attributable to the programming package price increase in February 2013 and higher hardware related revenue.

Equipment and merchandise sales, rental and other revenue.  “Equipment and merchandise sales, rental and other revenue” totaled $460 million for the nine months ended September 30, 2013, a decrease of $413 million compared to the same period in 2012.  This change was primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $5.812 billion during the nine months ended September 30, 2013, an increase of $419 million or 7.8% compared to the same period in 2012.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming and retention costs and higher Broadband subscriber-related expenses due to the increase in our Broadband subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $99 million and $34 million of expense related to our broadband services for the nine months ended September 30, 2013 and 2012, respectively. “Subscriber-related expenses” represented 56.6% and 55.1% of “Subscriber-related revenue” during the nine months ended September 30, 2013 and 2012, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” totaled $370 million during the nine months ended September 30, 2013, an increase of $48 million or 15.0% compared to the same period in 2012.  The increase in “Satellite and transmission expenses — EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the EchoStar XVI satellite, which was launched in November 2012 and QuetzSat-1, which commenced commercial operation at the 77 degree orbital slot in February

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

2013.  This increase was partially offset by a decrease in transponder capacity leased from EchoStar primarily related to the expiration of the EchoStar VI lease in first quarter 2013.

Cost of sales — equipment, merchandise, services, rental and other.  “Cost of sales — equipment, merchandise, services, rental and other” totaled $258 million for the nine months ended September 30, 2013, a decrease of $135 million compared to the same period in 2012.  This change was primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.395 billion for the nine months ended September 30, 2013, an increase of $133 million or 10.6% compared to the same period in 2012.  This change was primarily attributable to an increase in expense related to our Broadband subscriber activations and an increase in Pay-TV SAC described below, partially offset by a decrease in gross new Pay-TV subscriber activations.  Included in “Subscriber acquisition costs” was $116 million and $19 million of expenses related to our broadband services for the nine months ended September 30, 2013 and 2012, respectively.

Pay-TV SAC.  Pay-TV SAC was $868 during the nine months ended September 30, 2013 compared to $782 during the same period in 2012, an increase of $86 or 11.0%.  This increase was primarily attributable to increased equipment and advertising costs.  Capitalized equipment costs increased primarily due to an increase in the percentage of new subscriber activations with new Hopper receiver systems.  In addition, the Hopper with Sling set-top box cost per unit is currently higher than the original Hopper set-top box.  Advertising costs increased due to brand spending related to the launch of our new Hopper with Sling set-top box in February 2013.

During the nine months ended September 30, 2013 and 2012, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $467 million and $381 million, respectively.  This increase in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from the factors described above.

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the nine months ended September 30, 2013 and 2012, these amounts totaled $105 million and $104 million, respectively.

General and administrative expenses.  “General and administrative expenses” totaled $794 million during the nine months ended September 30, 2013, a $240 million or 23.2% decrease compared to the same period in 2012.  This decrease was primarily related to the deconsolidation of Blockbuster UK on January 16, 2013 and Blockbuster domestic store closings during 2013 and 2012, partially offset by $18 million of legal and financial advisory fees related to our proposed merger with Sprint.

Litigation expense.  “Litigation expense” related to the Voom Settlement Agreement totaled $730 million during the nine months ended September 30, 2012.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $795 million during the nine months ended September 30, 2013, a $52 million or 7.0% increase compared to the same period in 2012.  This change in “Depreciation and amortization” expense was primarily due to $53 million of additional depreciation expense as a result of the accelerated depreciable lives of certain assets designed to support the TerreStar MSS business, which ceased operations during the second quarter 2013, and increased depreciation expense from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems.  The second quarter 2012 was impacted by the $68 million of depreciation expense related to the 148 degree orbital location.

Impairment of long-lived assets.  “Impairment of long-lived assets” of $438 million during the nine months ended September 30, 2013 resulted from an impairment of the T2 and D1 satellites during the second quarter 2013.  See Note 7 in the Notes to the Condensed Consolidated Financial Statements for further information.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Interest income.  “Interest income” totaled $121 million during the nine months ended September 30, 2013, an increase of $60 million compared to the same period in 2012.  This increase principally resulted from higher percentage returns earned on our cash and marketable investment securities and higher average cash and marketable investment securities balances during the nine months ended September 30, 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $566 million during the nine months ended September 30, 2013, an increase of $175 million or 44.6% compared to the same period in 2012.  This change primarily resulted from an increase in interest expense associated with the issuance of debt during 2012 and 2013 as well as the redemption of debt during the second quarter of 2013.  This change was partially offset by an increase in capitalized interest in 2013 of $29 million primarily related to our wireless spectrum licenses.

Other, net.  “Other, net” income totaled $213 million during the nine months ended September 30, 2013, an increase of $40 million compared to the same period in 2012.  This change principally resulted from net realized and/or unrealized gains of $210 million on our marketable investment securities and derivative financial instruments during 2013 compared to net gains of $117 million on our marketable investment securities, partially offset by $45 million in impairment charges during the same period in 2012.  In addition, the nine months ended September 30, 2012 was positively impacted by the non-cash gain of $99 million related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.891 billion during the nine months ended September 30, 2013, an increase of $203 million or 12.0% compared to the same period in 2012.  EBITDA for the nine months ended September 30, 2013 was negatively impacted by the $438 million impairment charge for the T2 and D1 satellites during the second quarter 2013.  The nine months ended September 30, 2012 was negatively impacted by $730 million of “Litigation expense” related to the Voom Settlement Agreement.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months
	Ended September 30,
	2013	2012
	(In thousands)
EBITDA	$1,891,375	$1,688,807
Interest expense, net	(444,399)	(329,535)
Income tax (provision) benefit, net	(132,084)	(188,471)
Depreciation and amortization	(795,438)	(743,220)
Net income (loss) attributable to DISH Network	$519,454	$427,581

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

Income tax (provision) benefit, net.  Our income tax provision was $132 million during the nine months ended September 30, 2013, a decrease of $56 million compared to the same period in 2012.  The decrease in the provision was primarily related to the decrease in our effective tax rate, partially offset by an increase in “Income (loss) before income taxes.” Our effective tax rate was favorably impacted by the $102 million reversal of an uncertain tax position that was resolved during the third quarter 2013.

Net income (loss) attributable to DISH Network.  “Net income (loss) attributable to DISH Network” was $519 million during the nine months ended September 30, 2013, an increase of $92 million compared to $428 million for the same period in 2012.  This increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of September 30, 2013, our cash, cash equivalents and current marketable investment securities totaled $10.302 billion compared to $7.238 billion as of December 31, 2012, an increase of $3.064 billion.  This increase in cash, cash equivalents and current marketable investment securities primarily resulted from net proceeds of $2.292 billion from the issuance in April 2013 of our 4 1/4% Senior Notes due 2018 and 5 1/8% Senior Notes due 2020 and cash generated from operations of $1.632 billion, partially offset by capital expenditures of $913 million.

Cash Flow

The following discussion highlights our cash flow activities during the nine months ended September 30, 2013.

Cash flows from operating activities

For the nine months ended September 30, 2013, we reported “Net cash flows from operating activities” of $1.632 billion primarily attributable to $1.532 billion of net income adjusted to exclude non-cash charges for “Depreciation and amortization” expense, “Impairment of long-lived assets,” and “Realized and unrealized losses (gains) on investments.”

Cash flows from investing activities

For the nine months ended September 30, 2013, we reported net cash outflows from investing activities of $2.743 billion primarily related to net purchases of marketable investment securities of $1.802 billion and capital expenditures of $913 million.  The capital expenditures included $635 million for new and existing pay-TV subscriber equipment, $58 million for new and existing Broadband subscriber equipment, $43 million for satellites and $177 million of other corporate capital expenditures.

Cash flows from financing activities

For the nine months ended September 30, 2013, we reported net cash inflows from financing activities of $2.298 billion primarily related to the issuance and redemption of our long-term debt.

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

During the nine months ended September 30, 2013 and 2012, free cash flow was significantly impacted by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities” and “Net cash flows from investing activities” sections, respectively, of our Condensed Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months
	Ended September 30,
	2013	2012
	(In thousands)
Free cash flow	$719,412	$1,352,117
Add back:
Purchases of property and equipment	912,904	681,925
Net cash flows from operating activities	$1,632,316	$2,034,042

Subscriber Base

DISH lost approximately 7,000 net Pay-TV subscribers during the nine months ended September 30, 2013, compared to the addition of approximately 75,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 primarily resulted from an increase in our Pay-TV churn rate and lower gross new Pay-TV subscriber activations.  See “Results of Operations” above for further discussion.  There are a number of factors that impact our future cash flow compared to the cash flow we generate at any given point in time, including our Pay-TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  As we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Stock Repurchases

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our Class A common stock.  On November 5, 2013, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of outstanding shares of our Class A common stock through and including December 31, 2014.  As of September 30, 2013, we may repurchase up to $1.0 billion of our Class A common stock under this plan.

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

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with the AWS-4 licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our AWS-4 authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  The new rules also mandated certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, we must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).  Based on an extension request we filed with the FCC, as discussed below, these build-out requirements may change.  In addition, the FCC has adopted rules for a spectrum band that is adjacent to our AWS-4 licenses, known as the “H Block.”  Depending on the outcome of the standard-setting process for the H Block, the rules that the FCC adopted could further impact the remaining 15 MHz of our uplink spectrum (2005-2020 MHz), which may have a material adverse effect on our ability to commercialize the AWS-4 licenses.

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009.  At the time they were granted, these licenses were subject to certain interim and final

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

build-out requirements.  By June 2013, we were required to provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-Out Requirement”).  By June 2019, we were required to provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-Out Requirement”).  As discussed below, these requirements have since been modified by the FCC.

On September 9, 2013, we filed a letter with the FCC in support of a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution”).  In connection with our letter, we also filed a petition and an extension request with the FCC that outlined certain conditions upon which we would support the Interoperability Solution.

On October 29, 2013, the FCC issued an order approving the Interoperability Solution (the “Interoperability Solution Order”), which requires us to reduce power emissions on our 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved our request to modify the 700 MHz Interim Build-Out Requirement so that by March 2017 (rather than the previous deadline of June 2013), we must provide signal coverage and offer service to at least 40% of our total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved our request to modify the 700 MHz Final Build-Out Requirement so that by March 2021 (rather than the previous deadline of June 2019), we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  These requirements replaced the previous build-out requirements associated with our 700 MHz licenses.  While the modifications to our 700 MHz licenses would provide us additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on our ability to fully utilize our 700 MHz licenses.  If we fail to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and we could face the reduction of license area(s).  If we fail to meet the Modified 700 MHz Final Build-Out Requirement, we may be subject to automatic license termination for the geographic portion of each license in which we are not providing service.

Also in connection with our support of the Interoperability Solution, we requested that the FCC modify our AWS-4 spectrum licenses to provide flexibility to repurpose 20 MHz of our uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Waiver”), and extend the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “AWS-4 Extension”).  The FCC, however, has not yet issued a ruling on the AWS-4 Waiver or the AWS-4 Extension, and we cannot predict the timing or outcome of any FCC action on the AWS-4 Waiver or the AWS-4 Extension.  As a precaution, we intend to appeal the Interoperability Solution Order, reserving our right to withdraw the appeal in the event the FCC grants the AWS-4 Waiver and the AWS-4 Extension.

If the FCC grants the AWS-4 Extension and we fail to meet the AWS-4 Interim Build-Out Requirement, the AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If we fail to meet the AWS-4 Final Build-Out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement may terminate.

In addition, contingent upon the FCC approving the AWS-4 Waiver and the AWS-4 Extension at least 30 days prior to the commencement of the FCC’s planned H Block auction, we agreed to participate in the H Block auction and bid at least a net clearing price equal to an aggregate nationwide reserve price established by the FCC, not to exceed $0.50 per MHz/POP (approximately $1.56 billion).

We will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and our integration efforts, including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum licenses or that we will be able to profitably deploy the assets represented by these spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

LightSquared LP

On July 23, 2013, L-Band Acquisition, LLC (“LBAC”), our wholly-owned subsidiary, formed to make a bid to acquire assets of LightSquared LP, entered into a Plan Support Agreement (the “PSA”) with certain senior secured lenders to LightSquared LP, which contemplates the purchase by LBAC of substantially all of the assets of the LightSquared LP Entities (as defined below) for a purchase price of $2.22 billion in cash, plus the assumption of certain liabilities pursuant to the terms and conditions of a proposed asset purchase agreement (the “Proposed APA”).  SP Special Opportunities, LLC, an entity controlled by Charles W. Ergen, our Chairman, is a senior secured lender to LightSquared LP and holds a substantial portion of LightSquared LP’s senior secured debt.  We are a party to the PSA solely with respect to certain guaranty obligations.  Our Board of Directors (the “Board”) approved entering into the PSA, which would implement the Proposed APA, based, among other things, on the recommendation of a special committee of the Board (the “Special Committee”) and a fairness opinion that was prepared by a financial advisory firm at the request of the Special Committee.

Pursuant to the PSA, LBAC and such lenders have agreed, subject to the terms and conditions set forth therein, to support and pursue confirmation of a plan of reorganization (the “LightSquared LP Plan”) for LightSquared LP and certain of its subsidiaries that are debtors and debtors in possession (collectively, the “LightSquared LP Entities”) in pending bankruptcy cases under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12-12080 (SCC).

LBAC’s purchase offer under the LightSquared LP Plan is subject to the submission of higher and better offers in accordance with certain bid procedures that were approved by the Bankruptcy Court on October 1, 2013 as further discussed below.  In addition, the LightSquared LP Plan is subject to confirmation by the Bankruptcy Court.  The Proposed APA has not been accepted or executed by the LightSquared LP Entities.  Consummation of the acquisition contemplated under the Proposed APA is subject to, among other things, Bankruptcy Court, FCC and Canadian federal Department of Industry (“Industry Canada”) approvals.  However, funding of the purchase price under the Proposed APA is not conditioned upon receipt of approvals from the FCC or Industry Canada.  We would be a party to the Proposed APA solely with respect to certain guaranty obligations.

On August 6, 2013, Harbinger filed an adversary proceeding against us, LBAC, EchoStar, Charles W. Ergen (our Chairman), other affiliates of Mr. Ergen, and certain other parties, in the Bankruptcy Court.  On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s adversary proceeding in their entirety.  See Note 12 in the Notes to the Condensed Consolidated Financial Statements for further information.

On October 1, 2013, the Bankruptcy Court issued an order confirming LBAC as a qualified bidder and establishing certain bid protections for LBAC, including payment of a break-up fee of $52 million and reimbursement of expenses of up to $2 million in the event LBAC is not the successful bidder at auction.  Further, the Bankruptcy Court’s order established, among other things: (i) bid procedures for the sale of all or substantially all of the assets of the LightSquared LP Entities; (ii) November 20, 2013 as the deadline for potential bidders to submit bids (the “Bid Deadline”), subject to extension under certain circumstances, but in no event beyond November 25, 2013; and (iii) if a qualified bid is received prior to the Bid Deadline, November 25, 2013 as the date to hold an auction to solicit higher or otherwise better bids for the LightSquared LP Entities’ assets, subject to extension under certain circumstances, but in no event beyond December 6, 2013.  The Bankruptcy Court also scheduled a confirmation hearing on December 10, 2013 to consider the sale of the LightSquared LP Entities’ assets.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Furthermore, if we enter into the Proposed APA, our funding of the purchase price is not conditioned upon receipt of approvals from the FCC or Industry Canada.  If the required approvals are not obtained, subject to certain exceptions, we would have the right to direct and require a sale of some or all of the assets of the LightSquared LP Entities to a third party and we would be entitled to the proceeds of such a sale.  These proceeds could, however, be substantially less than our proposed funding for the purchase.  Therefore, if we fail to obtain these necessary regulatory approvals, we may suffer significant financial losses.

Debt Maturity

7% Senior Notes due 2013

On October 1, 2013, we redeemed the remaining $451 million principal balance of our 7% Senior Notes due 2013 with cash on hand at September 30, 2013.

6 5/8% Senior Notes due 2014

Our 6 5/8% Senior Notes with an aggregate principal balance of $1.0 billion mature on October 1, 2014.  We expect to fund this obligation from cash generated from operations and existing cash and marketable investment securities balances.

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

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward or Tax Credit Carryforward Exists.  ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions.  This standard is effective for reporting periods beginning after December 15, 2013, with early adoption permitted.  We do not expect the adoption of ASU 2013-11 to have a material impact on our financial position or results of operations.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of September 30, 2013, our cash, cash equivalents and current marketable investment securities had a fair value of $10.302 billion.  Of that amount, a total of $8.924 billion was invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our September 30, 2013 current non-strategic investment portfolio of $8.924 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the nine months ended September 30, 2013 of 0.5%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2013 would result in a decrease of approximately $4 million in annual interest income.

Strategic Marketable Investment Securities

As of September 30, 2013, we held strategic and financial debt and equity investments in public companies with a fair value of $1.378 billion for strategic and financial purposes which are highly speculative and have experienced and continue to experience volatility.  As of September 30, 2013, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  For example, a significant portion of the value of these investments was concentrated in the debt securities of Clearwire.  The fair value of these Clearwire securities as of September 30, 2013 was $932 million.  Clearwire has multiple call options on certain of these debt securities upon 30 days notice.  The call option price may be less than the fair market value of these debt securities and, if exercised, proceeds could be less than our recorded fair market value as of September 30, 2013 and therefore, reduce our unrealized gains recorded as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” on our Condensed Consolidated Balance Sheets.  The fair value of certain of the debt and equity securities in our investment portfolio, including the debt securities of Clearwire, can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $138 million in the fair value of these investments.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of September 30, 2013, we had $95 million of restricted cash and marketable investment securities invested in:  (a) cash;  (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our September 30, 2013 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Noncurrent Auction Rate and Other Investment Securities

As of September 30, 2013, we held investments in ARS of $127 million, which are reported at fair value.  Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS investments.  As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature, and therefore interest rate risk associated with these securities is mitigated.  A hypothetical 10% adverse change in the price of these investments would result in a decrease of approximately $13 million in the fair value of these investments.

Derivative Financial Instruments

From time to time, we speculate using derivative financial instruments.

Long-Term Debt

As of September 30, 2013, we had long-term debt of $13.884 billion, excluding capital lease obligations, on our Condensed Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $14.384 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $343 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt or raise additional debt.  As of September 30, 2013, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $86 million.

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

c4cast.com, Inc.

On May 7, 2012, c4cast.com, Inc. filed a complaint against us and our wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,958,204 (the “204 patent”), which is entitled “Community-Selected Content.”  The 204 patent relates to systems, methods and techniques for providing resources to participants over an electronic network.  On August 29, 2013, c4cast.com, Inc. dismissed the action with prejudice, pursuant to a settlement under which we made an immaterial payment in exchange for a license to EchoStar and us of certain patents and patent applications.

PART II — OTHER INFORMATION — Continued

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed complaints against us and our wholly-owned subsidiaries, DISH Network L.L.C. and dishNET Satellite Broadband L.L.C., as well as EchoStar subsidiaries Hughes Communications, Inc, and Hughes Network Systems, LLC, in the United States District Court for the Central District of California.  The complaint alleges infringement of U.S. Patent Nos. 7,116,710 (the “710 patent”), 7,421,032 (the “032 patent”), 7,916,781 (the “781 patent”) and 8,284,833 (the “833 patent”), each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech alleges that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.

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

Custom Media Technologies LLC

On August 15, 2013, Custom Media Technologies LLC (“Custom Media Technologies”) filed complaints against us, AT&T, Inc., Charter Communications, Inc., Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc. in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,269,275.  The patent, which is entitled “Method and System for Customizing and Distributing Presentations for User Sites,” relates to the provision of customized presentations to viewers over a network, such as “a cable television network, an Internet or other computer network, a broadcast television network, and/or a satellite system.”  Custom Media Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants, which the New York State Supreme Court, Appellate Division, First Department (the “First Department”) affirmed on April 2, 2013.  We sought leave to further appeal, which the New York Court of Appeals denied on August 27, 2013 on jurisdictional grounds.  On September 19, 2013, we appealed the trial court’s final judgment to the First Department.  The parties have submitted a stipulation to adjourn our appeal pending resolution of a motion by ESPN to strike our appeal.

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

PART II — OTHER INFORMATION — Continued

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

Garnet Digital, LLC

On September 9, 2013, Garnet Digital, LLC (“Garnet Digital”) filed a complaint against us and our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,379,421 (the “421 patent”), which is entitled “Interactive Terminal for the Access of Remote Database Information.”  The 421 patent relates to methods for accessing information from a remote computerized database and related devices.  On the same day, Garnet Digital filed similar complaints in the same court against 15 other defendants, including AT&T, Inc., Comcast Corp., DirecTV, TiVo, Inc., and Verizon Communications, Inc.  Garnet Digital is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Harbinger Capital Partners LLC (LightSquared Bankruptcy)

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), the majority and controlling shareholders of LightSquared Inc. and its subsidiaries, filed an adversary proceeding against us, LBAC, EchoStar, Charles W. Ergen (our Chairman), other affiliates of Mr. Ergen, and certain other parties, in the LightSquared bankruptcy cases pending in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12 12080 (SCC).  Harbinger has alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SP Special Opportunities, LLC (“SPSO”), an entity controlled by Mr. Ergen.  Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than us, LBAC and EchoStar.  Harbinger has alleged damages in excess of $4 billion.

On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s adversary proceeding in their entirety.  The Bankruptcy Court Judge granted leave for LightSquared to file an amended pleading solely related to certain contract and other related claims under the credit agreement pursuant to which SPSO made certain purchases of LightSquared secured debt and dismissed all other claims alleged by LightSquared in the adversary proceeding.

We intend to vigorously defend this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

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

PART II — OTHER INFORMATION — Continued

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

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  The Fox plaintiffs appealed and, on July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and, on September 18, 2013, the New York court denied that motion.  The ABC plaintiffs have filed a notice of appeal.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against:  (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  On September 23, 2013, the California court denied the Fox plaintiffs’ motion and on October 22, 2013, the Fox plaintiffs filed a notice of appeal.

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

PART II — OTHER INFORMATION — Continued

business, financial condition and results of operations, including, among other things, our gross new subscriber activations and subscriber churn rate.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

LightSquared Transaction Shareholder Derivative Actions

On August 9, 2013, an alleged shareholder of the Company, Jacksonville Police and Fire Pension Fund (“Jacksonville PFPF”), filed a putative shareholder derivative action in the District Court for Clark County, Nevada alleging, among other things, breach of fiduciary duty claims against the members of the Company’s Board of Directors as of that date:  Charles W. Ergen; Joseph P. Clayton; James DeFranco; Cantey M. Ergen; Steven R. Goodbarn; David K. Moskowitz; Tom A. Ortolf; and Carl E. Vogel (collectively, the “Director Defendants”).  In its operative amended complaint, Jacksonville PFPF claims that Mr. Ergen breached his fiduciary duty to the Company as a result of certain purchases of LightSquared debt by SPSO, an entity controlled by Mr. Ergen, and that the other Director Defendants aided and abetted that alleged breach of duty.  Jacksonville PFPF claims that the debt purchases created a conflict of interest and allegedly put at risk the Company’s bid to acquire LightSquared’s spectrum assets at the auction that will occur in connection with the LightSquared bankruptcy proceeding.  Jacksonville PFPF further claims that most members of the Company’s Board of Directors are not sufficiently independent from Mr. Ergen to guide the Company through the LightSquared auction process.  Jacksonville PFPF is seeking an unspecified amount of damages and a preliminary injunction that would enjoin Mr. Ergen and all of the Director Defendants other than Mr. Goodbarn from influencing the Company’s ongoing efforts to acquire assets of LightSquared in the bankruptcy proceeding.  The Court has set a hearing on the preliminary injunction motion for November 25, 2013.  Jacksonville PFPF dismissed its claims against Mr. Goodbarn on October 8, 2013.

Five alleged shareholders have filed duplicative putative derivative complaints in state and federal courts alleging the same claims.  On September 18, 2013, DCM Multi-Manager Fund, LLC filed a duplicative putative derivative complaint in the District Court for Clark County, Nevada, which was consolidated with the Jacksonville PFPF action on October 9, 2013.  Between September 25, 2013 and October 2, 2013, City of Daytona Beach Police Officers and Firefighters Retirement System, Louisiana Municipal Police Employees’ Retirement System and Iron Worker Mid-South Pension Fund filed duplicative putative derivative complaints in the United States District Court for the District of Colorado.  Also on October 2, 2013, Iron Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan filed its complaint in the United States District Court for the District of Nevada.  None of the plaintiffs in these actions is seeking a preliminary injunction.  On October 11, 2013, Iron Worker Mid-South Pension Fund dismissed its claims without prejudice.  On October 30, 2013, Louisiana Municipal Police Employees’ Retirement System dismissed its claims without prejudice.

The Company has established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Norman IP Holdings, LLC

On September 15, 2011, Norman IP Holdings, LLC (“Norman”) filed a patent infringement complaint (the “2011 Action”) against Lexmark International Corporation (“Lexmark”) and Brother International Corporation (“Brother”) in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “555 patent”), U.S. Patent No. 5,530,597 (the “597 patent”) and U.S. Patent No. 5,502,689 (the “689 patent”) by Lexmark, and infringement of the 555 patent and the 689 patent by Brother.  On January 27, 2012, Norman filed a second amended complaint in the 2011 Action that added us as a defendant, among others, in which it asserted the 555 patent and the 689 patent against us.  On September 21, 2012, Norman served us with preliminary infringement contentions related to the 555 patent and the 689 patent, as well as the 597 patent, which outlined Norman’s claims with respect to certain DISH products.  On February 8, 2013, Norman filed a third amended complaint in the 2011 Action, in which it added claims against us alleging infringement of the 597 patent.  On April 8, 2013, Norman filed a fourth amended complaint in the 2011 Action, in which it added new claims against us alleging infringement of additional DISH products.  On May 1, 2013, Norman filed a fifth amended complaint in the 2011 Action, in which it named Mercedes-Benz USA, LLC, Volkswagen Group of America, Inc., Xerox Corporation, ZTE (USA) Inc., and ZTE Solutions, Inc. as defendants, in addition to us.  On July 9, 2013, the Court ordered Norman to file a new sixth amended complaint limiting Norman’s claims against us to those specifically

PART II — OTHER INFORMATION — Continued

referenced in its September 21, 2012 preliminary infringement contentions.  As a result, on July 10, 2013, Norman filed a sixth amended complaint in the 2011 Action, in which it asserted claims against our wholly-owned subsidiary, DISH Network L.L.C., replacing us as defendant, alleging that the use of certain Broadcom chipsets in DISH DVR systems infringes the 689 patent.  In addition, Norman withdrew all infringement claims against us regarding the 555 patent and the 597 patent.  On July 12, 2013, we filed a motion to dismiss the 2011 Action, because Norman failed to comply with the Court’s July 9, 2013 order.

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

On October 18, 2013, the parties stipulated that Norman will dismiss all of its claims against DISH Network L.L.C. in the 2011 Action, and re-assert them in the 2013 Action.

The 689 patent relates to a clock generator capable of shut-down mode and clock generation method, the 555 patent relates to a wireless communications privacy method and system, the 597 patent relates to an interrupt enable circuit that allows devices to exit processes without using a hardware reset, the 873 patent relates to a device and method for providing inter-processor communication in a multi-processor architecture, and the 394 patent relates to a servo loop control apparatus having a master microprocessor and at least one autonomous streamlined signal processor.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Pragmatus Telecom, LLC

On December 5, 2012, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware alleging infringement of United States Patent Nos. 6,311,231, 6,668,286, and 7,159,043.  Pragmatus alleges that the click-to-chat and click-to-call customer support features of the DISH website and call center management systems infringe these patents.  Pragmatus has brought similar complaints against more than 40 other companies, including Comcast, AT&T, Sprint, Frontier Communications, Bright House, UPS, FedEx, GM and Ford.  Pragmatus is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 5, 2013, Pragmatus voluntarily dismissed with prejudice all claims in the action relating to allegedly infringing features provided by certain of our vendors.  Pragmatus also voluntarily dismissed without prejudice all remaining claims in the action.

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

PART II — OTHER INFORMATION — Continued

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

TQP Development, LLC

On April 4, 2012, TQP Development, LLC (“TQP Development”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,412,730 titled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP Development is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On August 9, 2013, all claims in the action were dismissed with prejudice.

Tse

On May 30, 2012, Ho Keung Tse filed a complaint against our wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,665,797, which is entitled “Protection of Software Again [sic] Against Unauthorized Use.”  Mr. Tse is the named inventor on the patent.  On the same day that he sued Blockbuster, Mr. Tse filed a separate action in the same court alleging infringement of the same patent against Google, Samsung and HTC.  He also has earlier-filed litigation on the same patent pending in the United States District Court for the Northern District of California against Sony Connect, Inc., Napster, Inc., Apple Computer, Inc., Realnetworks, Inc., and MusicMatch, Inc.  On March 8, 2013, the Court granted Blockbuster L.L.C.’s motion to transfer the matter to the United States District Court for the Northern District of California, the same venue where the matter against Google, Samsung and HTC also was transferred.  On July 26, 2013, we filed a summary judgment motion.  The Court held a hearing on our motion on September 6, 2013.

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

Waste Disposal Inquiry

The California Attorney General and the Alameda County (California) District Attorney are investigating whether certain of our waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code.  We expect that these entities will seek injunctive and monetary relief.  The investigation appears to be part of a broader effort to investigate waste handling and disposal

PART II — OTHER INFORMATION — Continued

processes of a number of industries.  While we are unable to predict the outcome of this investigation, we do not believe that the outcome will have a material effect on our results of operations, financial condition or cash flows.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from July 1, 2013 through September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
July 1 - July 31, 2013	—	$—	—	$1,000,000
August 1 - August 31, 2013	—	$—	—	$1,000,000
September 1 - September 30, 2013	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)   Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock.  On November 5, 2013, our Board of Directors extended the plan and authorized the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2014.  Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

PART II — OTHER INFORMATION — Continued

Item 6.         EXHIBITS

(a)                                 Exhibits.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101☐

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2013, filed on November 12, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date: November 12, 2013