Form 10-K
period 2013-12-31
DISH Network CORP
filed 2014-02-21
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller reporting company)	company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $9.0 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on the last trading day of the month.

As of February 14, 2014, the registrant’s outstanding common stock consisted of 219,907,827 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2014 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

•                  If our gross new subscriber activations decrease, or if our subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

•                  Programming expenses are increasing and could adversely affect our future financial condition and results of operations.

•                  We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our gross new subscriber activations may decline and our subscriber churn may increase.

•                  We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

•                  We may be required to make substantial additional investments to maintain competitive programming offerings.

•                  Any failure or inadequacy of our information technology infrastructure could disrupt or harm our business.

•                  We currently depend on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture all of our new set-top boxes and certain related components, to provide a majority of our transponder capacity, and to provide digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

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

•                  We have limited satellite capacity and failures or reduced capacity could adversely affect our business.

•                  Our satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

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

Acquisition and Capital Structure Risks Affecting our Business

•                  We made a substantial investment to acquire certain AWS-4 wireless spectrum licenses and other assets from DBSD North America Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”) and to acquire certain 700 MHz wireless spectrum licenses.  We will need to make significant additional investments or partner with others to commercialize these licenses and assets.

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

DISH Network Corporation is a holding company.  Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) operate two primary business segments.

•                  DISH.  The DISH branded pay-TV service (“DISH”) had 14.057 million subscribers in the United States as of December 31, 2013.  The DISH branded pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET™ brand.

•                  Wireless.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain interim and final build-out requirements.  On March 9, 2012, we completed the acquisitions of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”) and substantially all of the assets of TerreStar Networks, Inc. (“TerreStar”), pursuant to which we acquired, among other things, 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America (the “DBSD Transaction”) and TerreStar (the “TerreStar Transaction”).  The financial results of DBSD North America and TerreStar are included in our financial results beginning March 9, 2012.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  The FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  That order imposed certain limitations on the use of a portion of the spectrum and also mandated certain interim and final build-out requirements for the licenses.  As we review our options for the commercialization of this wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  See Note 16 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Discontinued Operations — Blockbuster.  On April 26, 2011, we completed the acquisition of most of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  Blockbuster primarily offered movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand® service.  Since the Blockbuster Acquisition, we continually evaluated the impact of certain factors, including, among other things, competitive pressures, the ability of significantly fewer company-owned domestic retail stores to continue to support corporate administrative costs, and other issues impacting the store-level financial performance of our company-owned domestic retail stores.  These factors, among others, previously led us to close a significant number of company-owned domestic retail stores during 2012 and 2013.  On November 6, 2013, we announced that Blockbuster would close all of its remaining company-owned domestic retail stores and discontinue the Blockbuster by-mail DVD service.  As of December 31, 2013, Blockbuster had ceased all material operations.  See Note 10 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

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

•                  High-Quality Products.  We offer a wide selection of local and national programming, featuring more national and local high-definition (“HD”) channels than most pay-TV providers.  We have been a technology leader in our industry, introducing award-winning DVRs, dual tuner receivers, 1080p video on demand, and external hard drives.  To maintain and enhance our competitiveness over the long term, we introduced the Hopper® set-top box during the first quarter 2012, which a consumer can use, at his or her option, to view recorded programming in HD in multiple rooms.  During the first quarter 2013, we introduced the Hopper set-top box with Sling, which promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as DISH Anywhere,™ that includes, among other things, online access and Slingbox “placeshifting” technology.  In addition, the Hopper with Sling has several innovative features that a consumer can use, at his or her option, to watch and record television programming through certain tablet computers and combines program-discovery tools, social media engagement and remote-control capabilities through the use of certain tablet computers and smart phones.  We recently introduced the Super JoeyTM receiver.  A consumer can use, at his or her option, the Super Joey combined with the Hopper to record up to eight shows at the same time.

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

Programming.  We provide programming that includes more than: (i) 280 basic video channels, including, but not limited to, 25 regional sports channels and 70 channels of pay-per-view content, (ii) 70 Sirius Satellite Radio music channels, (iii) 30 premium movie channels, (iv) 10 specialty sports channels, (v) 3,100 standard definition and HD local channels, and (vi) 300 Latino and international channels.  Although we distribute over 3,100 local channels, a subscriber typically may only receive the local channels available in the subscriber’s home market.  As of December 31, 2013, we provided local channels in standard definition in all 210 TV markets in the U.S. and local channels in HD in more than 190 markets in the U.S.

Receiver Systems.  Our subscribers receive programming via equipment that includes a small satellite dish, digital set-top receivers, and remote controls.  Some of our advanced receiver models feature DVRs, HD capability, multiple tuners (for independent viewing on separate televisions) and Internet-protocol compatibility (to view movies and other content on televisions via the Internet and a broadband connection).  We rely on EchoStar to design and manufacture all of our new receivers and certain related components.  See “Item 1A — Risk Factors.”

Blockbuster@Home.  Blockbuster@HomeTM gives DISH subscribers streaming access to more than 10,000 movies and TV shows via their TV and online access to more than 25,000 movies and TV shows via their computer.

dishNET.  On September 27, 2012, we began marketing our satellite broadband service under the dishNET brand.  This service leverages advanced technology and high-powered satellites launched by Hughes Communications, Inc (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide.  This service primarily targets approximately 15 million rural residents that are underserved, or unserved, by wireline broadband, and provides download speeds of up to 10 megabits of data per second (“Mbps”).  We lease the customer premise equipment to subscribers and generally pay Hughes and ViaSat a wholesale rate per subscriber on a monthly basis.  Currently, we generally utilize our existing DISH distribution channels under similar incentive arrangements as our pay-TV business to acquire new broadband subscribers.

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

DISH Anywhere.  A consumer can use DISH Anywhere, at his or her option, to remotely control certain features of their DVRs as well as view live TV and DVR recordings (with required compatible hardware) using the DISH Anywhere application on compatible devices such as smartphones and tablets, or on laptops and home computers by accessing dishanywhere.com.  Dishanywhere.com offers more than 85,000 movies, television shows, clips and trailers.

Content Delivery

Digital Broadcast Operations Centers.  The principal digital broadcast operations facilities we use are EchoStar’s facilities located in Cheyenne, Wyoming and Gilbert, Arizona.  We also use six regional digital broadcast operations facilities owned and operated by EchoStar that allow us to maximize the use of the spot beam capabilities of certain satellites.  Programming content is delivered to these facilities by fiber or satellite and processed, compressed, encrypted and then uplinked to satellites for delivery to consumers.  EchoStar provides certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services pursuant to a broadcast agreement ending on December 31, 2016.  See Note 20 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.

Satellites.  Our DISH branded programming is primarily delivered to customers using satellites that operate in the “Ku” band portion of the microwave radio spectrum.  The Ku-band is divided into two spectrum segments.  The portion of the Ku-band that allows the use of higher power satellites – 12.2 to 12.7 GHz over the United States – is known as the Broadcast Satellite Service band, which is also referred to as the DBS band.  The portion of the Ku-band that utilizes lower power satellites – 11.7 to 12.2 GHz over the United States – is known as the FSS band.

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

We own or lease capacity on 14 DBS satellites in geostationary orbit approximately 22,300 miles above the equator.  For further information concerning these satellites and satellite anomalies, please see the table and discussion under “Satellites” below.

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

Distribution Channels

While we offer receiver systems and programming through direct sales channels, a majority of our gross new subscriber activations are generated through independent third parties such as small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies.  In general, we pay these independent third parties a mix of upfront and monthly incentives to solicit orders for our services and provide customer service.  In addition, we partner with certain telecommunications companies to bundle DISH branded programming with broadband and/or voice services on a single bill.

Competition

As of December 31, 2013, our 14.057 million subscribers represent approximately 14% of pay-TV subscribers in the United States.  We face substantial competition from established pay-TV providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions, and mobile devices.  As of September 30, 2013, roughly 100 million U.S. households subscribe to a pay-TV service.

•                  Other Direct Broadcast Satellite Operators.  We compete directly with the DirecTV, the largest satellite TV provider in the U.S. which had 20.2 million subscribers as of September 30, 2013, representing approximately 20% of pay-TV subscribers.

•                  Cable Television Companies.  We encounter substantial competition in the pay-TV industry from numerous cable television companies that operate via franchise licenses across the U.S.  According to industry benchmarks, 99% of U.S. housing units are passed by cable.  As of September 30, 2013, cable television companies have more than 54.8 million subscribers, representing approximately 55% of pay-TV subscribers.  Cable companies are typically able to bundle their video services with broadband Internet access and voice services and many have significant investments in companies that provide programming content.

•                  Telecommunications Companies.  Large telecommunications companies have upgraded older copper wire lines with fiber optic lines in certain markets.  These fiber optic lines provide high capacity bandwidth, enabling telecommunications companies to offer video content that can be bundled with their broadband Internet access and voice services.  In particular, AT&T Inc. (“AT&T”) and Verizon Communications Inc. (“Verizon”) have built fiber-optic based networks to provide video services in substantial portions of their service areas.  As of September 30, 2013, AT&T and Verizon had approximately 5.3 million U-verse and 5.1 million FiOS TV subscribers, respectively.  These telecommunications companies represent approximately 10% of pay-TV subscribers.

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

Acquisition of New Subscribers

We incur significant upfront costs to acquire subscribers, including advertising, retailer incentives, equipment subsidies and installation.  In addition, certain customer promotions to acquire new subscribers result in less programming revenue to us over the promotional period.  While we attempt to recoup these upfront costs over the lives of their subscriptions, there can be no assurance that we will be successful in achieving that objective.  We employ business rules such as credit requirements and contractual commitments, and we strive to provide outstanding customer service, to increase the likelihood of customers keeping their DISH service over longer periods of time.  Our subscriber acquisition costs may vary significantly from period to period.

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

New Customer Promotions.  We often offer programming at no additional charge and/or promotional pricing during introductory periods for new subscribers.  While such promotional activities have an economic cost and reduce our subscriber-related revenue, they are not included in our definitions of subscriber acquisition costs or the Pay-TV SAC metric.

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

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with the AWS-4 licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our AWS-4 authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  That order imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  That order also mandated certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, we were required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).  On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”).  If we fail to meet the AWS-4 Interim Build-Out Requirement, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If we fail to meet the Modified AWS-4 Final Build-Out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement may terminate.

The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 spectrum licenses to allow us to repurpose 20 MHz of our uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Downlink

Waiver”). The AWS-4 Downlink Waiver and the Modified AWS-4 Final Build-Out Requirement are conditioned upon us bidding at least a net clearing price equal to the aggregate reserve price of $1.56 billion in the auction of wireless spectrum known as the “H Block.”  The auction commenced January 22, 2014.  Under the FCC’s anti-collusion and anonymous bidding rules for this auction, we are not permitted to disclose publicly our interest level or activity level in the auction, if any, at this time.  If we fail to meet this bidding condition, or if we fail to notify the FCC whether we intend to use our uplink spectrum for downlink by June 20, 2016, the AWS-4 Downlink Waiver will terminate, and the Modified AWS-4 Final Build-Out Requirement will revert back to the AWS-4 Final Build-Out Requirement.  The FCC has adopted rules for the H Block spectrum band that is adjacent to our AWS-4 spectrum licenses.  Depending on the outcome of the standard-setting process for the H Block and our ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact the remaining 15 MHz of our uplink spectrum (2005-2020 MHz), which may have a material adverse effect on our ability to commercialize the AWS-4 licenses.

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

On September 9, 2013, we filed a letter with the FCC in support of a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution”).  On October 29, 2013, the FCC issued an order approving the Interoperability Solution (the “Interoperability Solution Order”), which requires us to reduce power emissions on our 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved our request to modify the 700 MHz Interim Build-Out Requirement so that by March 2017 (rather than the previous deadline of June 2013), we must provide signal coverage and offer service to at least 40% of our total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved our request to modify the 700 MHz Final Build-Out Requirement so that by March 2021 (rather than the previous deadline of June 2019), we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  These requirements replaced the previous build-out requirements associated with our 700 MHz licenses.  While the modifications to our 700 MHz licenses would provide us additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on our ability to fully utilize our 700 MHz licenses.  If we fail to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and we could face the reduction of license area(s).  If we fail to meet the Modified 700 MHz Final Build-Out Requirement, our authorization may terminate for the geographic portion of each license in which we are not providing service.

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

Relationship with EchoStar

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  DISH Network and EchoStar operate as separate publicly-traded companies and, except for the Satellite and Tracking Stock Transaction discussed below, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.  EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations.  In addition, EchoStar provides a majority of our transponder capacity and is a key supplier of related services to us.  See “Item 1A. Risk Factors” and Note 20 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for more information.

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

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
EchoStar I (1)(5)	December 1995	77	12
EchoStar VII (2)(5)	February 2002	119	15
EchoStar X (2)(5)	February 2006	110	15
EchoStar XI (2)(5)	July 2008	110	15
EchoStar XIV (5)	March 2010	119	15
EchoStar XV	July 2010	45	15

Leased from EchoStar:
EchoStar VIII (1)(3)(4)	August 2002	77	NA
EchoStar IX (1)(3)	August 2003	121	NA
EchoStar XII (1)(4)	July 2003	61.5	NA
Nimiq 5 (1)(3)	September 2009	72.7	NA
EchoStar XVI (1)	November 2012	61.5	NA
QuetzSat-1 (1)(3)	September 2011	77	NA

Leased from Other Third Party:
Anik F3	April 2007	118.7	NA
Ciel II	December 2008	129	NA

Under Construction:
EchoStar XVIII	2015	110	15

(1)         See Note 20 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.

(2)         During the fourth quarter 2012, the estimated useful life of these satellites was extended from 12 years to

15 years on a prospective basis based on management’s assessment of, among other things, these satellites’ useful lives, technological obsolescence risk, estimated remaining fuel life and estimated useful lives of our other DBS satellites.  This increase in the estimated useful life of these satellites had an immaterial effect on our results of operations.

(3)         We lease a portion of the capacity on these satellites.

(4)         We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s useful life.

(5)         On February 20, 2014, we entered into agreements with EchoStar pursuant to which, among other things, we will transfer these satellites to EchoStar and lease back certain satellite capacity on these satellites.  See below for further discussion.

Recent Developments

Recent developments with respect to certain of our satellites are discussed below.

Related Party Transactions with EchoStar

On February 20, 2014, we entered into agreements with EchoStar to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, we will transfer to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a wholly-owned subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV, including related in-orbit incentive obligations and interest payments of approximately $59 million) and approximately $11 million in cash in exchange for shares of a series of preferred tracking stock issued by EchoStar and shares of a series of preferred tracking stock issued by HSSC; and (ii) beginning on March 1, 2014, we will lease back certain satellite capacity on these five satellites (collectively, the “Satellite and Tracking Stock Transaction”).  See Note 21 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

AWS-4 Satellites.  As a result of the DBSD Transaction and the TerreStar Transaction, three AWS-4 satellites were added to our satellite fleet, including two in-orbit satellites (D1 and T1) and one satellite under construction (T2).  See the table below for further information.

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
T1	July 2009	111.1	15
D1	April 2008	92.85	15

Under Construction:
T2 (1)	—	—	—

(1)         Launch date and operational requirements have not yet been determined.

Based on the FCC’s rules applicable to our AWS-4 authorizations no longer requiring an integrated satellite component or ground spare and on our evaluation of the satellite capacity needed for our wireless segment, among other things, during the second quarter 2013, we concluded that T2 and D1 represented excess satellite capacity for the potential commercialization of our wireless spectrum.  As a result, during the second quarter 2013, we wrote down the net book value of T2 from $270 million to $40 million and the net book value of D1 from $358 million to $150 million, and recorded an impairment charge in our wireless segment of $438 million in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2013.  Our fair value estimates for these satellites were determined based upon, among other things, probability-weighted analyses utilizing the income and/or cost approaches.  The estimates used in our fair value analysis are considered Level 3 in the fair value hierarchy.  While we are no longer required to operate an integrated satellite component, we are currently planning on using T1 in the commercialization of our wireless spectrum or for other commercial purposes.  In addition, T1 is subject to certain Canadian satellite regulations, including, among other things, an integrated satellite component.  If T1 is not used in the commercialization of our wireless spectrum, we may need to impair it in the future.  As of December 31, 2013, the net book value for T1 was $353 million.

During the fourth quarter 2013, we and EchoStar amended and restated the development agreement with respect to the T2 satellite (the “Amended and Restated T2 Development Agreement”) to provide EchoStar with the option to purchase our rights in the T2 satellite for $55 million, exercisable at any time between January 1, 2014 and (i) the expiration or earlier termination of the Amended and Restated T2 Development Agreement or (ii) December 19, 2014, whichever occurs sooner.  See Note 20 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.

Satellites Under Construction

EchoStar XVIII.  On September 7, 2012, we entered into a contract with Space Systems/Loral, Inc. (“SS/L”) for the construction of EchoStar XVIII, a DBS satellite with spot beam technology designed for, among other things, HD programming.  During October 2013, we entered into an agreement with ArianeSpace S.A. (“Ariane”) for launch services for this satellite, which is expected to be launched during 2015.

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

Prior to 2013, certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the satellites in our fleet.  See “Long-Lived Assets” in Note 2 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

Leased Satellites

EchoStar XII.  Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays, which reduced the number of transponders that could be operated.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available.  During the third quarter 2013, EchoStar informed us that EchoStar XII will likely experience further loss of available electrical power that will impact its operational capability, and EchoStar reduced the remaining estimated useful life of the satellite to 18 months.  Pursuant to our satellite lease agreement with EchoStar, we are entitled to a reduction in our monthly recurring lease payments in the event of a partial loss of satellite capacity or complete failure of the satellite.  Since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS which provides service to the continental United States, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.  This satellite is currently not in service and serves as an in-orbit spare.

GOVERNMENT REGULATIONS

Our operations, particularly our DBS operations and our wireless spectrum licenses, are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these authorities could result in limitations on, or the suspension or revocation of, our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  These governmental authorities could also adopt regulations or take other actions that would adversely affect our business prospects.

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

Wireless services and our wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities.  The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies.  In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The FCC grants wireless licenses for terms of generally ten years that are subject to renewal or revocation.  There can be no assurances that our wireless spectrum licenses will be renewed.  Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.  For further information related to our licenses and build-out requirements related to our wireless spectrum licenses see “Item 1A.  Risk Factors.”

The following summary of regulatory developments and legislation in the United States is not intended to describe all present and proposed government regulation and legislation affecting the video programming distribution, satellite services, wireless telecommunications and broadband industries.  Government regulations that are currently the subject of judicial or administrative proceedings, legislative hearings or administrative proposals could change these industries to varying degrees.  We cannot predict either the outcome of these proceedings or any potential impact they might have on these industries or on our operations.

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

The FCC has licensed us to operate a total of 50 DBS frequency channels at the following orbital locations:

•                  21 DBS frequency channels at the 119 degree orbital location, capable of providing service to the continental United States (“CONUS”); and

•                  29 DBS frequency channels at the 110 degree orbital location, capable of providing service to CONUS.

In addition, we currently lease or have entered into agreements to lease capacity on satellites using the following spectrum at the following orbital locations:

•                  500 MHz of Ku-band FSS spectrum that is divided into 32 frequency channels at the 118.7 degree orbital location, which is a Canadian FSS slot that is capable of providing service to CONUS, Alaska and Hawaii;

•                  32 DBS frequency channels at the 129 degree orbital location, which is a Canadian DBS slot that is capable of providing service to most of the United States;

•                  32 DBS frequency channels at the 61.5 degree orbital location, capable of providing service to most of the United States;

•                  24 DBS frequency channels at the 77 degree orbital location, which is a Mexican DBS slot that is capable of providing service to most of the United States and Mexico; and

•                  32 DBS frequency channels at the 72.7 degree orbital location, which is a Canadian DBS slot that is capable of providing service to CONUS.

We also have month-to-month FSS capacity available from EchoStar on a satellite located at the 121 degree orbital location and a lease for FSS capacity available from EchoStar on a satellite located at the 103 degree orbital location.

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

Opposition and Other Risks to our Licenses.  Several third parties have opposed in the past, and we expect these or other parties to oppose in the future, some of our FCC satellite authorizations and pending and future requests to the FCC for extensions, modifications, waivers and approvals of our licenses.  In addition, we must comply with numerous FCC reporting, filing and other requirements in connection with our satellite authorizations.  Consequently, it is possible the FCC could revoke, terminate, condition or decline to extend or renew certain of our authorizations or licenses.

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

Interference from Other Services Sharing Satellite Spectrum.  The FCC has adopted rules that allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as DBS and FSS.  The FCC has also authorized the use of multichannel video distribution and data service (“MVDDS”) licenses in the DBS band.  MVDDS licenses were auctioned in 2004.  MVDDS systems are now only beginning to be commercially deployed in a few markets.  We have MVDDS licenses in 82 out of 214 geographical license areas.  Despite regulatory provisions intended to protect DBS and FSS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS and FSS bands will not interfere with our DBS and FSS operations and adversely affect our business.

Satellite Competition from Additional Slots and Interference.  DirecTV has obtained FCC authority to provide service to the United States from a Canadian DBS orbital slot, and EchoStar has obtained authority to provide service to the United States from both a Mexican and a Canadian DBS orbital slot.  Further, we have also received authority to do the same from a Canadian DBS orbital slot at 129 degrees and a Canadian FSS orbital slot at 118.7 degrees.  The possibility that the FCC will allow service to the U.S. from additional foreign slots may permit additional competition against us from other satellite providers.  It may also provide a means by which to increase our available satellite capacity in the United States.  In addition, a number of administrations, such as Great Britain and the Netherlands, have requested authority to add orbital locations serving the U.S. close to our licensed slots.  Such operations could cause harmful interference to our satellites and constrain our future operations.

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

Retransmission Consent.  The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act.  If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals.  While we have been able to reach retransmission consent agreements with most of these local network stations, from time to time there are stations with which we have not been able to reach an agreement.  We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.  In recent years, national broadcasters have used their ownership of certain local broadcast stations to attempt to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations.  These requirements may place constraints on available capacity on our satellites for other programming.  Furthermore, the rates we are charged for retransmitting local channels have been increasing.  We may be unable to pass these increased programming costs on to our customers, which could have a material adverse effect on our financial condition and results of operations.  In addition, the broadcast stations’ demands for higher rates have resulted in more frequent negotiating impasses and interruptions of service.  During these interruptions, our subscribers in the affected markets lack access to popular programming and may switch to another multichannel distributor that may be able to provide them with such programming.  The FCC is currently considering changes to its rules governing retransmission consent disputes that are designed to provide more guidance to the negotiating parties on good-faith negotiation requirements and to improve notice to consumers in advance of possible service disruptions.  We cannot predict the timing or outcome of this FCC proceeding.

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

In addition, there is a pending rulemaking before the FCC regarding whether to require DBS providers to carry all broadcast stations in a local market in both standard definition and HD if they carry any station in that market in both standard definition and HD.  If we were required to carry multiple versions of each broadcast station, we would have to dedicate more of our finite satellite capacity to each broadcast station.  We cannot predict the timing or outcome of this rulemaking process.

Distant Signals.  Pursuant to STELA, we were able to obtain a waiver of a court injunction that previously prevented us from retransmitting certain distant network signals under a statutory copyright license.  Because of that waiver, we may provide distant network signals to eligible subscribers.  To qualify for that waiver, we are required to provide local service in all 210 local markets in the U.S. on an ongoing basis.  This condition poses a significant strain on our capacity.  Moreover, we may lose that waiver if we are found to have failed to provide local service in any of the 210 local markets.  If we lose the waiver, the injunction could be reinstated.  Furthermore, depending on the severity of the failure, we may also be subject to other sanctions, which may include, among other things, damages.  Pursuant to STELA, our compliance with certain conditions of the waiver is subject to continued oversight.

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

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty Media Corporation (“Liberty”).  In July 2012, similar program access conditions that had applied to Time-Warner Inc. (“Time-Warner”) expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Time-Warner’s programming, or to obtain it on non-discriminatory terms.  In the case of certain types of programming affiliated with Comcast Corporation (“Comcast”) through its control of NBCUniversal Media, LLC (“NBCUniversal”), the prohibition on exclusivity will still apply until January 2018.  During that time, we have the right to subject the terms of access to NBCUniversal’s programming to binding arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  There can be no assurance that this procedure will result in favorable terms for us or that the FCC conditions that establish this procedure will be prevented from expiring on their own terms.

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

Net Neutrality.  During 2010, the FCC imposed rules of nondiscrimination and transparency upon wireline broadband providers.  While this decision provides certain protection from discrimination by wireline broadband providers against our distribution of video content via the Internet, it may still permit wireline broadband providers to provide certain services over their wireline broadband network that are not subject to these requirements.  Although the FCC imposed similar transparency requirements on wireless broadband providers, which includes AWS licensees, it declined to impose a wireless nondiscrimination rule.  Instead, wireless broadband Internet providers are prohibited from blocking websites and applications that compete with voice and video telephony services.  The FCC’s net neutrality rules were challenged in Federal court.  On January 14, 2014, the D.C. Circuit upheld the FCC’s transparency rule, but vacated both the nondiscrimination and anti-blocking rules.  It is uncertain if the D.C. Circuit’s ruling will be challenged or if the FCC will initiate further proceedings to make rules in accordance with the D.C. Circuit’s decision; therefore, we cannot predict the practical effect of these rules and related proceedings on our ability to distribute our video content via the Internet.

Comcast-NBCUniversal.  In January 2011, the FCC and the Department of Justice approved a transaction between Comcast and General Electric Company (“General Electric”), pursuant to which they joined their programming properties, including NBC, Bravo and many others, in a venture, NBCUniversal, controlled by Comcast.  During March 2013, Comcast completed the acquisition of substantially all of General Electric’s remaining interest in NBCUniversal.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s order on network neutrality (even if that order is vacated by judicial or legislative action) and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  If Comcast does not license its affiliated content to us on fair and nondiscriminatory terms and conditions, we can seek binding arbitration and continue to carry such content while the arbitration is pending.  However, it is uncertain how these conditions may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.

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

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with the AWS-4 licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our AWS-4 authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  That order imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  That order also mandated certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, we were required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).  On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”).  If we fail to meet the AWS-4 Interim Build-Out Requirement, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If we fail to meet the Modified AWS-4 Final Build-Out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement may terminate.

The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 spectrum licenses to allow us to repurpose 20 MHz of our uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Downlink Waiver”). The AWS-4 Downlink Waiver and the Modified AWS-4 Final Build-Out Requirement are conditioned upon us bidding at least a net clearing price equal to the aggregate reserve price of $1.56 billion in the auction of wireless spectrum known as the “H Block.”  The auction commenced January 22, 2014.  Under the FCC’s anti-collusion and anonymous bidding rules for this auction, we are not permitted to disclose publicly our interest level or activity level in the auction, if any, at this time.  If we fail to meet this bidding condition, or if we fail to notify the FCC whether we intend to use our uplink spectrum for downlink by June 20, 2016, the AWS-4 Downlink Waiver will terminate, and the Modified AWS-4 Final Build-Out Requirement will revert back to the AWS-4 Final Build-Out Requirement.  The FCC has adopted rules for the H Block spectrum band that is adjacent to our AWS-4 spectrum licenses.  Depending on the outcome of the standard-setting process for the H Block and our ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact the remaining 15 MHz of our uplink spectrum (2005-2020 MHz), which may have a material adverse effect on our ability to commercialize the AWS-4 licenses.

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

On September 9, 2013, we filed a letter with the FCC in support of a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution”).  On October 29, 2013, the FCC issued an order approving the Interoperability Solution (the “Interoperability Solution Order”), which requires us to reduce power emissions on our 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved our request to modify the 700 MHz Interim Build-Out Requirement so that by March 2017 (rather than the previous deadline of June 2013), we must provide signal coverage and offer service to at least 40% of our total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved our request to modify the 700 MHz Final Build-Out Requirement so that by March 2021 (rather than the previous deadline of June 2019), we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  These requirements replaced the previous build-out requirements associated with our 700 MHz licenses.  While the modifications to our 700 MHz licenses would provide us additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on our ability to fully utilize our 700 MHz licenses.  If we fail to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and we could face the reduction of license area(s).  If we fail to meet the Modified 700 MHz Final Build-Out Requirement, our authorization may terminate for the geographic portion of each license in which we are not providing service.

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

MVDDS.  In 2010, we purchased all of South.com, L.L.C., which is an entity that holds MVDDS licenses in 37 markets in the United States.  In October 2012, we agreed to purchase additional MVDDS licenses in 45 markets from an affiliate of Cablevision Systems Corporation (“Cablevision”).  We are currently leasing four of these licenses to a wholly-owned subsidiary of Cablevision.  We have MVDDS licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we are required to meet certain FCC build-out requirements related to our MVDDS licenses.  In addition, we are subject to certain FCC service rules applicable to these licenses.  Part or all of our MVDDS licenses may be terminated if these FCC build-out requirements are not satisfied.

State and Local Regulation

We are also regulated by state and local authorities.  While the FCC has preempted many state and local regulations that impair the installation and use of towers and consumer satellite dishes, our businesses nonetheless may be subject to state and local regulation, including, among others, zoning regulations that affect the ability to install consumer satellite antennas or build out wireless telecommunications networks.

International Regulation

We are subject to regulation by the International Telecommunication Union (“ITU”) and our satellites must be registered in the United Nations (“UN”) Registry of Space Objects.  The orbital location and frequencies for certain of our satellites are subject to the frequency registration and coordination process of the ITU.  The ITU Radio Regulations define the international rules, regulations, and rights for a satellite and associated earth stations to use specific radio frequencies at a specific orbital location.  These rules, which include deadlines for the bringing of satellite networks into use, differ depending on the type of service to be provided and the frequencies to be used by the satellite.  On our behalf, various countries have made and may in the future make additional filings for the frequency assignments at particular orbital locations that are used or to be used by our current satellite networks and potential future satellite networks we may build or acquire.

Our satellite services also must conform to the ITU service plans for Region 2 (which includes the United States).  If any of our operations are not consistent with this plan, the ITU will only provide authorization on a non-interference basis pending successful modification of the plan or the agreement of all affected administrations to the non-conforming operations.  Certain of our satellites are not presently entitled to any interference protection from other satellites that are in conformance with the plan.  Accordingly, unless and until the ITU modifies its service plans to include the technical parameters of our non-conforming operations, our non-conforming satellites, along with those of other non-conforming satellite operators, must not cause harmful electrical interference with other assignments that are in conformance with the ITU service plans.

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

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations.  These include laws regulating air emissions, water discharge and waste management.  We attempt to maintain compliance with all such requirements.  We do not expect capital or other expenditures for environmental compliance to be material in 2014 or 2015.  Environmental requirements are complex, change frequently and have become more stringent over time.  Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

For segment reporting data and principal geographic area data for 2013, 2012 and 2011, see Note 17 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

EMPLOYEES

We had approximately 25,000 employees at December 31, 2013, of which approximately 22,000 employees were located in the United States.  We generally consider relations with our employees to be good.  Approximately 60 employees in three of our field offices have voted to have a union represent them in contract negotiations.  While we are not currently a party to any collective bargaining agreements, we are currently negotiating collective bargaining agreements at these offices.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

(furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with DISH Network of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position

Charles W. Ergen	60	Chairman
Joseph P. Clayton	64	President and Chief Executive Officer and Director
W. Erik Carlson	44	Executive Vice President, DNS and Service Operations
Thomas A. Cullen	54	Executive Vice President, Corporate Development
James DeFranco	60	Executive Vice President and Director
R. Stanton Dodge	46	Executive Vice President, General Counsel and Secretary
Bernard L. Han	49	Executive Vice President and Chief Operating Officer
Michael Kelly	52	President, Blockbuster L.L.C.
Roger J. Lynch	51	Executive Vice President, Advanced Technologies
Robert E. Olson	54	Executive Vice President and Chief Financial Officer
David M. Shull	41	Executive Vice President and Chief Commercial Officer

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

Bernard L. Han.  Mr. Han has served as our Executive Vice President and Chief Operating Officer since April 2009 and is in charge of all sales, operations and information technology functions for DISH Network.  Mr. Han served as Executive Vice President and Chief Financial Officer of DISH Network from September 2006 until April 2009.  Mr. Han also served as EchoStar’s Executive Vice President and Chief Financial Officer from January 2008 to June 2010 pursuant to a management services agreement between DISH Network and EchoStar.  From October 2002 to May 2005, Mr. Han served as Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc.

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

David M. Shull.  Mr. Shull has served as our Executive Vice President and Chief Commercial Officer since March 2013 and is responsible for overseeing our video content acquisition and packaging, product management, marketing and advertising sales.  Mr. Shull previously was our Senior Vice President of Programming, a position he held since December 2008.  He joined DISH Network in 2004 and has held various positions of increasing responsibility over the years.

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

Competition has intensified in recent years as the pay-TV industry has matured and the growth of fiber-based pay-TV services offered by telecommunications companies such as Verizon and AT&T continues.  These fiber-based pay-TV services have significantly greater capacity, enabling the telecommunications companies to offer substantial HD programming content as well as bundled services.  This increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.  Further, as a result of this increased competitive environment and the maturation of the pay-TV industry, future growth opportunities of our core pay-TV business may be limited and our margins may be reduced, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

A substantial majority of our revenue comes from residential customers whose spending patterns may be affected by sustained economic weakness and uncertainty.  Economic weakness and uncertainty persisted during 2013.  Our ability to grow or maintain our business may be adversely affected by sustained economic weakness and uncertainty, including the effect of wavering consumer confidence, continued high unemployment and other factors that may adversely affect the pay-TV industry.  In particular, economic weakness and uncertainty could result in the following:

•                  Fewer gross new subscriber activations and increased subscriber churn.  We could face fewer gross new subscriber activations and increased subscriber churn due to, among other things:  (i) a downturn in the housing market in the United States combined with lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of retailers, who generate a significant portion of our new subscribers, because many of them are small businesses that are more susceptible to the negative effects of economic weakness.  In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to sustained economic weakness, including, among others, our pay-in-advance subscribers.

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

The cost of programming represents the largest percentage of our overall costs.  Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers.  Unlike our larger cable and satellite competitors, we have not made significant investments in programming providers.  For example, in January 2011, the FCC and the Department of Justice approved a transaction between Comcast and General Electric pursuant to which they joined their programming properties, including NBC, Bravo and many others that are available in the majority of our programming packages, in a venture, NBCUniversal, controlled by Comcast.  During March 2013, Comcast completed the acquisition of substantially all of General Electric’s remaining interest in NBCUniversal.  This transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to NBCUniversal’s programming networks on nondiscriminatory and fair terms, or at all.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s order on network neutrality, even if that order is vacated by judicial or legislative action, and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  If Comcast does not license its affiliated content to us on fair and nondiscriminatory terms and conditions, we can seek binding arbitration and continue to carry such content while the arbitration is pending.  However, it is uncertain how these conditions may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.

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

If our gross new subscriber activations decrease, or if our subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

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

Our subscriber acquisition costs and our subscriber retention costs can vary significantly from period to period and can cause material variability to our net income (loss) and adjusted free cash flow.  Any material increase in subscriber acquisition or retention costs from current levels could have a material adverse effect on our business, financial condition and results of operations.

Programming expenses are increasing and could adversely affect our future financial condition and results of operations.

Our programming costs currently represent the largest component of our total expense and we expect these costs to continue to increase.  The pay-TV industry has continued to experience an increase in the cost of programming, especially local broadcast channels and sports programming.  Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.

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

We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our gross new subscriber activations may decline and our subscriber churn may increase.

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

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act.  If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals.  While we have been able to reach retransmission consent agreements with most of these local network stations, from time to time there are stations with which we have not been able to reach an agreement.  We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.  During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime™ and AutoHop™ features of the Hopper set-top box breach their retransmission consent agreements.  In the event a court ultimately determines that we breached the terms of these retransmission consent agreements, we may be subject, among other things, to substantial damages and we may lose access to programming or may not be able to renew certain of our retransmission consent agreements and other programming agreements on favorable terms or at all.  Even if we ultimately prevail in these actions, there can be no assurance that we will be able to renew our retransmission consent agreements or enter into new agreements with these broadcast networks.  In such event, there can be no assurance that we will be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations.  These requirements may place constraints on available capacity on our satellites for other programming.  Furthermore, the rates we are charged for retransmitting local channels have been increasing substantially.  We may be unable to pass these increased programming costs on to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

We may be required to make substantial additional investments to maintain competitive programming offerings.

We believe that the availability and extent of HD programming and other value-added services such as access to video via smartphones and tablets continues to be a significant factor in consumers’ choice among pay-TV providers.  Other pay-TV providers may have more successfully marketed and promoted their HD programming packages and value-added services and may also be better equipped and have greater resources to increase their HD offerings and value-added services to respond to increasing consumer demand.  In addition, even though it remains a small portion of the market, consumer demand for 3D televisions and programming, as well as higher resolution programming, will likely increase in the future.  We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver enhanced programming, and other value-added services, and there can be no assurance that we will be able to compete effectively with offerings from other pay-TV providers.

Any failure or inadequacy of our information technology infrastructure could disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) are important to the operation of our current business, which would suffer in the event of system failures or cyber attacks.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.  For example, during 2011, we implemented new interactive voice response and in-home appointment scheduling systems.  We also implemented a new billing system as well as new sales and customer care systems in the first quarter 2012.  We are relying on third parties for developing key components of these systems and ongoing service after their implementation.  Third parties may experience errors, cyber attacks or disruptions that could adversely impact us and over which we may have limited control.  Interruption and/or failure of any of these new systems could disrupt our operations and damage our reputation thus adversely impacting our ability to provide our services, retain our current subscribers and attract new subscribers.

In addition, although we take protective measures and endeavor to modify them as circumstances warrant, our information technology hardware and software infrastructure may be vulnerable to cyber attacks including, among other things, unauthorized access, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could have a security impact.  If one or more of such events occur, this potentially could jeopardize our customer and other information processed and stored in, and transmitted through, our information technology hardware and software infrastructure, or otherwise cause interruptions or malfunctions in our operations, which could result in significant losses or reputational damage.  We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses.

We currently depend on EchoStar and its subsidiaries, to design, develop and manufacture all of our new set-top boxes and certain related components, to provide a majority of our transponder capacity, and to provide digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations.  In addition, EchoStar provides a majority of our transponder capacity and is a key supplier of related services to us.  We purchase digital set-top boxes from EchoStar pursuant to a contract that expires on December 31, 2014.  We have an option, but not the obligation, to extend this contract for one additional year.  EchoStar provides digital broadcast operations to us pursuant to a contract that expires on December 31, 2016.  EchoStar has no obligation to supply digital set-top boxes or digital broadcast operations to us after these dates.  We may be unable to renew agreements for digital set-top boxes or digital broadcast operations with EchoStar on acceptable terms or at all.  Equipment, transponder leasing and digital broadcast operation costs may increase beyond our current expectations.  EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain transponder capacity and digital broadcast operations and other services from third parties, could adversely affect our gross new subscriber activations and subscriber churn rate and cause related revenue to decline.

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

If we were to switch to another provider of set-top boxes, we may have to implement additional infrastructure to support the set-top boxes purchased from such new provider, which could significantly increase our costs.  In addition, differences in, among other things, the user interface between set-top boxes provided by EchoStar and those of any other provider could cause subscriber confusion, which could increase our costs and have a material adverse effect on our gross new subscriber activations and subscriber churn.  Furthermore, switching to a new provider of set-top boxes may cause a reduction in our supply of set-top boxes and thus delay our ability to ship set-top boxes, which could have a material adverse effect on our gross new subscriber activations and subscriber churn rate and cause related revenue to decline.

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

If our products and services, including without limitation, our Hopper and Joey set-top boxes, are not competitive or do not work properly, our business could suffer and our financial performance could be negatively impacted.  If the quality of our products and services do not meet our customers’ expectations or our products are found to be defective, then our sales and revenues, and ultimately our reputation, could be negatively impacted.

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

Historically, we have contracted with a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices.  If these vendors are unable to meet our needs because they fail to perform adequately, are no longer in business, are experiencing shortages or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected.  While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively which could materially impair our ability to timely deliver our products to our subscribers or operate our business.  Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could cause us to make substantial additional investments.

Our sole supplier of new set-top boxes, EchoStar, relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

EchoStar relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes that we provide to subscribers in order to deliver our digital television services. Our ability to meet customer demand depends, in part, on EchoStar’s ability to obtain timely and adequate delivery of quality materials, parts and components from suppliers. In the event of an interruption of supply or a significant price increase from these suppliers, EchoStar may not be able to diversify sources of supply in a timely manner, which could have a negative impact on our business. Further, due to increased demand for products, many electronic manufacturers are experiencing shortages for certain components.  EchoStar has experienced in the past and may continue to experience shortages driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of our suppliers that negatively impact our operations.  Any such delays or constraints could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations.

Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

Increases in theft of our signal or our competitors’ signals could, in addition to reducing gross new subscriber activations, also cause subscriber churn to increase.  We use microchips embedded in credit card-sized cards, called “smart cards” or Security Access Devices.

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

We are also vulnerable to other forms of fraud.  While we are addressing certain fraud through a number of actions, including terminating retailers that we believe violated our business rules, there can be no assurance that we will not continue to experience fraud which could impact our gross new subscriber activations and subscriber churn.  Sustained economic weakness may create greater incentive for signal theft and other forms of fraud, which could lead to higher subscriber churn and reduced revenue.

We depend on third parties to solicit orders for our services that represent a significant percentage of our total gross new subscriber activations.

Most of our retailers are not exclusive to us and some of our retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors.  Furthermore, most of these retailers are significantly smaller than we are and may be more susceptible to sustained economic weaknesses that make it more difficult for them to operate profitably.  Because our retailers receive most of their incentive value at activation and not over an extended period of time, our interests may not always be aligned with our retailers.  It may be difficult to better align our interests with our retailers because of their capital and liquidity constraints.  Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

We have limited satellite capacity and failures or reduced capacity could adversely affect our business.

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

Our ability to earn revenue depends on the usefulness of our satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.  Generally, the minimum design life of each of our satellites ranges from 12 to 15 years.  We can provide no assurance, however, as to the actual useful lives of any of these satellites.  Our operating results could be adversely affected if the useful life of any of our satellites were significantly shorter than the minimum design life.

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

Our satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

Construction and launch risks.  A key component of our business strategy is our ability to expand our offering of new programming and services.  To accomplish this goal, from time to time, new satellites need to be built and launched.  Satellite construction and launch is subject to significant risks, including construction and launch delays, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the recent past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Significant construction or launch delays could materially and adversely affect our ability to generate revenues.  If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could impact our ability to fund future satellite procurement and launch opportunities.

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

Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships.  Areas in which conflicts of interest between EchoStar and us could arise include, but are not limited to, the following:

•                  Cross officerships, directorships and stock ownership.  We have certain overlap in directors and executive officers with EchoStar, which may lead to conflicting interests.  Our Board of Directors and executive officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and us.  The executive officers and the members of our Board of Directors who overlap with EchoStar have fiduciary duties to EchoStar’s shareholders.  For example, there is the potential for a conflict of interest when we or EchoStar look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, certain of our directors and officers own EchoStar stock and options to purchase EchoStar stock.  Mr. Ergen owns approximately 47.1% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 50.2% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 80.8% of the voting power of EchoStar.  Mr. Ergen’s ownership of EchoStar excludes 5,738,471 shares of its Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 6.4% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 11.9% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 11.0% of EchoStar’s total voting power.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for us and EchoStar.  Furthermore, Charles W. Ergen, our Chairman, and Roger Lynch, Executive Vice President, Advanced Technologies, are employed by both us and EchoStar.  These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.

•                  Intercompany agreements with EchoStar.  We have entered into certain agreements with EchoStar pursuant to which we have provided or provide EchoStar with certain professional services for which EchoStar pays us our cost plus a fixed margin.  In addition, we have entered into a number of intercompany agreements covering matters such as tax sharing and EchoStar’s responsibility for certain liabilities previously undertaken by us for certain of EchoStar’s businesses.  We have also entered into certain commercial agreements with EchoStar pursuant to which EchoStar, among other things, sells set-top boxes and related equipment to us at specified prices.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of us and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and us under the separation and other intercompany agreements we entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us.  In addition, conflicts could arise between us and EchoStar in the interpretation or any extension or renegotiation of these existing agreements.

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

Acquisition and Capital Structure Risks Affecting our Business

We made a substantial investment to acquire certain AWS-4 wireless spectrum licenses and other assets from DBSD North America and TerreStar and to acquire certain 700 MHz wireless spectrum licenses.  We will need to make significant additional investments or partner with others to commercialize these licenses and assets.

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

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with the AWS-4 licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our AWS-4 authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  That order imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  That order also mandated certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, we were required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).  On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”).  If we fail to meet the AWS-4 Interim Build-Out Requirement, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If we fail to meet the Modified AWS-4 Final Build-Out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement may terminate.

The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 spectrum licenses to allow us to repurpose 20 MHz of our uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Downlink Waiver”). The AWS-4 Downlink Waiver and the Modified AWS-4 Final Build-Out Requirement are conditioned upon us bidding at least a net clearing price equal to the aggregate reserve price of $1.56 billion in the auction of wireless spectrum known as the “H Block.”  The auction commenced January 22, 2014.  Under the FCC’s anti-collusion and anonymous bidding rules for this auction, we are not permitted to disclose publicly our interest level or activity level in the auction, if any, at this time.  If we fail to meet this bidding condition, or if we fail to notify the FCC whether we intend to use our uplink spectrum for downlink by June 20, 2016, the AWS-4 Downlink Waiver will terminate, and the Modified AWS-4 Final Build-Out Requirement will revert back to the AWS-4 Final Build-Out Requirement.  The FCC has adopted rules for the H Block spectrum band that is adjacent to our AWS-4 spectrum licenses.  Depending on the outcome of the standard-setting process for the H Block and our ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact the remaining 15 MHz of our uplink spectrum (2005-2020 MHz), which may have a material adverse effect on our ability to commercialize the AWS-4 licenses.

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

On September 9, 2013, we filed a letter with the FCC in support of a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution”).  On October 29, 2013, the FCC issued an order approving the Interoperability Solution (the “Interoperability Solution Order”), which requires us to reduce power emissions on our 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved our request to modify the 700 MHz Interim Build-Out Requirement so that by March 2017 (rather than the previous deadline of June 2013), we must provide signal coverage and offer service to at least 40% of our total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved our request to modify the 700 MHz Final Build-Out Requirement so that by March 2021 (rather than the previous deadline of June 2019), we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  These requirements replaced the previous build-out requirements associated with our 700 MHz licenses.  While the modifications to our 700 MHz licenses would provide us additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on our ability to fully utilize our 700 MHz licenses.  If we fail to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and we could face the reduction of license area(s).  If we fail to meet the Modified 700 MHz Final Build-Out Requirement, our authorization may terminate for the geographic portion of each license in which we are not providing service.

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

Based on the FCC’s rules applicable to our AWS-4 authorizations no longer requiring an integrated satellite component or ground spare and on our evaluation of the satellite capacity needed for our wireless segment, among other things, during the second quarter 2013, we concluded that T2 and D1 represented excess satellite capacity for the potential commercialization of our wireless spectrum.  While we are no longer required to operate an integrated satellite component, we are currently planning on using T1 in the commercialization of our wireless spectrum or for other commercial purposes.  In addition, T1 is subject to certain Canadian satellite regulations, including, among other things, an integrated satellite component.  If T1 is not used in the commercialization of our wireless spectrum, we may need to impair it in the future, which could materially and adversely affect our future results of operations.

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

In addition, the fair value of wireless licenses could decline as a result of the FCC’s pursuit of policies, including auctions, designed to increase the number of wireless licenses available in each of our markets.  If the fair value of our wireless licenses were to decline significantly, the value of these licenses could be subject to impairment charges.  We assess potential impairments to our indefinite-lived intangible assets annually or more often if indicators of impairment arise to determine whether there is evidence that indicate an impairment condition may exist.

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

•                  The wireless services industry is competitive and maturing.  We have limited experience in the wireless services industry, which is a competitive and maturing industry with incumbent and established competitors such as Verizon, AT&T, Sprint Corporation (“Sprint”) and T-Mobile USA Inc. (“T-Mobile”).  These companies have substantial market share and have more wireless spectrum assets than us.  Some of these companies have greater financial, marketing and other resources than us, and have existing cost and operational advantages that we lack.  Market saturation is expected to continue to cause the wireless services industry’s customer growth rate to moderate in comparison to historical growth rates, leading to increased competition for customers.  As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services.  In addition, the cost of attracting a new customer is generally higher than the cost associated with retention of an existing customer.

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

•                  Wireless services and our wireless spectrum licenses are subject to government regulation.  Wireless services and our wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities.  These governmental authorities could adopt regulations or take other actions that would adversely affect our business prospects.  The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies.  In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The FCC grants wireless licenses for terms of generally ten years that are subject to renewal or revocation.  There can be no assurances that our wireless spectrum licenses will be renewed.  Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.  For further information related to our wireless spectrum licenses, including build-out requirements, see other Risk Factors above.

We may pursue acquisitions and other strategic transactions to complement or expand our businesses that may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

Our future success may depend on opportunities to buy other businesses or technologies that could complement, enhance or expand our current businesses or products or that might otherwise offer us growth opportunities.  To pursue this strategy successfully, we must identify attractive acquisition or investment opportunities and successfully complete transactions, some of which may be large and complex.  We may not be able to identify or complete attractive acquisition or investment opportunities due to, among other things, the intense competition for these transactions.  If we are not able to identify and complete such acquisition or investment opportunities, our future results of operations and financial condition may be adversely affected.

We may be unable to obtain in the anticipated timeframe, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions.  Furthermore, the conditions imposed for obtaining any necessary approvals could delay the completion of such transactions for a significant period of time or prevent them from occurring at all.  We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations.  Any transactions that we are able to identify and complete may involve a number of risks, including:

•                  the diversion of our management’s attention from our existing businesses to integrate the operations and personnel of the acquired or combined business or joint venture;

•                  possible adverse effects on our operating results during the integration process;

•                  a high degree of risk inherent in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful;

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

We may need to raise additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our businesses, construct and launch new satellites, and to pursue acquisitions and other strategic transactions.

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

As of December 31, 2013, our total debt, including the debt of our subsidiaries, was $13.651 billion.  Our debt levels could have significant consequences, including:

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

Charles W. Ergen, our Chairman, owns approximately 48.9% of our total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 50.8% of our total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 85.1% of the total voting power.  Mr. Ergen’s beneficial ownership of shares of Class A Common Stock excludes 16,992,813 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 3.7% of our total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 7.2% of our total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 6.5% of the total voting power.  Through his voting power, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

Legal and Regulatory Risks Affecting our Business

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services.  Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could have an adverse effect on our results of operations.  Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our business.  During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime and AutoHop features of the Hopper set-top box infringe their copyrights.  Additionally, Fox has alleged, among other things, that the Sling and Hopper Transfers™ features of our Hopper set-top box infringe its copyrights.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features.  Moreover, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms, our business, financial condition and results of operations could be adversely affected.

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

As a result of recent updates to certain of our programming agreements which allow us to, among other things, deliver certain authenticated content via the Internet, we are increasingly distributing video content to our subscribers via the Internet.  The ability to continue this strategy may depend in part on the FCC’s success in implementing rules prohibiting blocking and discrimination against our distribution of content over networks owned by broadband and wireless Internet providers, as applicable.  For more information, see “Item 1.  Business — Government Regulations — FCC Regulations Governing our DBS Operations — Net Neutrality” of this Annual Report on Form 10-K.

Changes in the Cable Act, and/or the rules of the FCC  that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at non-discriminatory rates.

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

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty.  In July 2012, similar program access conditions that had applied to Time-Warner expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Time-Warner’s programming, or to obtain it on non-discriminatory terms.  In the case of certain types of programming affiliated with Comcast through its control of NBCUniversal, the prohibition on exclusivity will still apply until January 2018.  During that time, we have the right to subject the terms of access to NBCUniversal’s programming to binding arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  There can be no assurance that this procedure will result in favorable terms for us or that the FCC conditions that establish this procedure will be prevented from expiring on their own terms.

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

Pursuant to STELA, we obtained a waiver of a court injunction that previously prevented us from retransmitting certain distant network signals under a statutory copyright license.  Because of that waiver, we may provide distant network signals to eligible subscribers.  To qualify for that waiver, we are required to provide local service in all 210 local markets in the U.S. on an ongoing basis.  This condition poses a significant strain on our capacity.  Moreover, we may lose that waiver if we are found to have failed to provide local service in any of the 210 local markets.  If we lose the waiver, the injunction could be reinstated.  Furthermore, depending on the severity of the failure, we may also be subject to other sanctions, which may include, among other things, damages.  Pursuant to STELA, our compliance with certain conditions of the waiver is subject to continued oversight.

We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

Our operations, particularly our DBS operations and our wireless spectrum licenses, are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these authorities could result in the limitations on, or suspension or revocation of, our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the adoption or modification of laws or regulations relating to video programming, satellite services, wireless telecommunications, broadband, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.  If we become subject to new regulations or legislation or new interpretations of existing regulations or legislation that govern Internet network neutrality, for example, we may be required to incur additional expenses or alter our business model.  The manner in which legislation governing Internet network neutrality may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.  You should review the regulatory disclosures under the caption “Item 1.  Business — Government Regulations” of this Annual Report on Form 10-K.

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

In addition, there is a pending rulemaking before the FCC regarding whether to require DBS providers to carry all broadcast stations in a local market in both standard definition and HD if they carry any station in that market in both standard definition and HD.  If we were required to carry multiple versions of each broadcast station, we would have to dedicate more of our finite satellite capacity to each broadcast station.  We cannot predict the timing or outcome of this rulemaking process.

There can be no assurance that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.  If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.            UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

The following table sets forth certain information concerning our principal properties related to our business segments.  We currently do not have any material properties related to our wireless segment.

	Segment(s)		Leased From
Description/Use/Location	Using Property	Owned	EchoStar (1)	Other Third Party
Corporate headquarters, Englewood, Colorado	DISH		X
Customer call center and general offices, Pine Brook, New Jersey	DISH			X
Customer call center and general offices, Tulsa, Oklahoma	DISH			X
Customer call center, Alvin, Texas	DISH			X
Customer call center, Bluefield, West Virginia	DISH	X
Customer call center, Christiansburg, Virginia	DISH	X
Customer call center, College Point, New York	DISH			X
Customer call center, Harlingen, Texas	DISH	X
Customer call center, Hilliard, Ohio	DISH			X
Customer call center, Littleton, Colorado	DISH		X
Customer call center, Phoenix, Arizona	DISH			X
Customer call center, Thornton, Colorado	DISH	X
Customer call, warehouse, service, and remanufacturing center, El Paso, Texas	DISH	X
Service and remanufacturing center, Englewood, Colorado	DISH		X
Service and remanufacturing center, Spartanburg, South Carolina	DISH			X
Warehouse and distribution center, Denver, Colorado	DISH			X
Warehouse and distribution center, Sacramento, California	DISH	X
Warehouse, Denver, Colorado	DISH	X
Warehouse and distribution center, Atlanta, Georgia	DISH			X

(1)         See Note 20 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.

In addition to the principal properties listed above, we operate numerous DISH service centers strategically located in regions throughout the United States.  Furthermore, we own or lease capacity on 14 satellites which are a major component of our DISH pay-TV service.  See further discussion under “Item 1. Business — Satellites” in this Annual Report on Form 10-K.

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

c4cast.com, Inc.

On May 7, 2012, c4cast.com, Inc. filed a complaint against us and our wholly-owned subsidiary Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 7,958,204 (the “204 patent”), which is entitled “Community-Selected Content.”  The 204 patent relates to systems, methods and techniques for providing resources to participants over an electronic network.  On August 29, 2013, c4cast.com, Inc. dismissed the action with prejudice, pursuant to a settlement under which we made an immaterial payment in exchange for a license to us and EchoStar of certain patents and patent applications.

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed complaints against us and our wholly-owned subsidiaries DISH Network L.L.C. and dishNET Satellite Broadband L.L.C., as well as Hughes Communications, Inc. and Hughes Network Systems, LLC, which are wholly-owned subsidiaries of EchoStar, in the United States District Court for the Central District of California.  The complaint alleges infringement of United States Patent Nos. 7,116,710 (the “710 patent”), 7,421,032 (the “032 patent”), 7,916,781 (the “781 patent”) and 8,284,833 (the “833 patent”), each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech alleges that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiaries DISH DBS and DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc., Comcast Corp., DirecTV, Time Warner Cable Inc., Cox Communications, Inc., Level 3 Communications, Inc., Akamai Technologies, Inc., Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Custom Media Technologies LLC

On August 15, 2013, Custom Media Technologies LLC (“Custom Media”) filed complaints against us, AT&T Inc., Charter Communications, Inc., Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,269,275 (the “275 patent”).  The 275 patent, which is entitled “Method and System for Customizing and Distributing Presentations for User Sites,” relates to the provision of customized presentations to viewers over a network, such as “a cable television network, an Internet or other computer network, a broadcast television network, and/or a satellite system.”  Custom Media is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV, in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  DirecTV was dismissed from the case on January 4, 2012.  On July 12, 2012, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed the operative second amended complaint making the same claim.  On January 24, 2013, Cyberfone Systems, LLC voluntarily dismissed the action against us and the EchoStar entities without prejudice.

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and Telephone Sales Rules, as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs are seeking civil penalties and damages of approximately $270 million and that the federal plaintiff is seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs are also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We have also filed a motion for summary judgment, seeking dismissal of all claims.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc., AT&T, Inc., Charter Communications, Inc., Comcast Corp., Cox Communications, Inc., DirecTV, Sirius XM Radio Inc., Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

ESPN

During 2008, our wholly-owned subsidiary DISH Network L.L.C. filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants, which the New York State Supreme Court, Appellate Division, First Department (the “First Department”) affirmed on April 2, 2013.  We sought leave to further appeal, which the New York Court of Appeals denied on August 27, 2013 on jurisdictional grounds.  On September 19, 2013, we appealed the trial court’s final judgment to the First Department.  The parties have submitted a stipulation to adjourn our appeal pending resolution of a motion by ESPN to strike our appeal.

ESPN had asserted a counterclaim alleging that we owed approximately $35 million under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted, in part, ESPN’s motion for summary judgment on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing was disputed.  On December 29, 2010, the First Department affirmed the partial grant of ESPN’s motion for summary judgment on the counterclaim.  After the partial grant of ESPN’s motion for summary judgment, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreements.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York State Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) during 2011.  On October 11, 2012, the New York State Supreme Court awarded ESPN $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim.  As a result, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of December 31, 2012.  During the first quarter 2013, we paid $71 million to ESPN related to the counterclaim and attorneys’ fees and $12 million for accrued interest, which amounts we may be able to recover if our further appeals are successful.  We intend to vigorously prosecute and defend this case.

Garnet Digital, LLC

On September 9, 2013, Garnet Digital, LLC (“Garnet Digital”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,379,421 (the “421 patent”), which is entitled “Interactive Terminal for the Access of Remote Database Information.”  The 421 patent relates to methods for accessing information from a remote computerized database and related devices.  On the same day, Garnet Digital filed similar complaints in the same court against 15 other defendants, including AT&T Inc., Comcast Corp., DirecTV, TiVo, Inc., and Verizon Communications, Inc.  Garnet Digital is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Sling placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal, LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.

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

California Actions

The NBC plaintiffs and Fox plaintiffs filed amended complaints in their respective California actions adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  In addition, the Fox plaintiffs’ amended complaint added claims challenging the Hopper Transfers™ feature of our second-generation Hopper set-top box.

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  On September 23, 2013, the California court denied the Fox plaintiffs’ motion and on October 22, 2013, the Fox plaintiffs filed a notice of appeal.  The Fox claims are set for trial on January 13, 2015.

New York Actions

Both the ABC and CBS parties filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of our CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal began on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  The ABC and CBS claims are set to be trial-ready on April 17, 2015.

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

Lightsquared/Harbinger Capital Partners LLC (LightSquared Bankruptcy)

As previously disclosed in our public filings, L-Band Acquisition, LLC (“LBAC”), our wholly-owned subsidiary, entered into a Plan Support Agreement (the “PSA”) with certain senior secured lenders to LightSquared LP (the “LightSquared LP Lenders”) on July 23, 2013, which contemplated the purchase by LBAC of substantially all of the assets of LightSquared LP and certain of its subsidiaries (the “LBAC Bid”) that are debtors and debtors in possession in the LightSquared bankruptcy cases pending in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12 12080 (SCC).

Pursuant to the PSA, LBAC was entitled to terminate the PSA in certain circumstances, certain of which required three business days’ written notice, including, without limitation, in the event that certain milestones specified in the PSA were not met.  On January 7, 2014, LBAC delivered written notice of termination of the PSA to the LightSquared LP Lenders. As a result, the PSA terminated effective on January 10, 2014, and the LBAC Bid was withdrawn.

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), a shareholder of LightSquared Inc., filed an adversary proceeding against us, LBAC, EchoStar, Charles W. Ergen (our Chairman), SP Special Opportunities, LLC (“SPSO”) (an entity controlled by Mr. Ergen), and certain other parties, in the Bankruptcy Court.  Harbinger alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SPSO.  Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than us, LBAC and EchoStar.

On October 29, 2013, the Bankruptcy Court dismissed all of the claims against LBAC and us in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared filed its complaint, which included various claims against us, EchoStar, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims include, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against us, EchoStar and Mr. Ergen; and Harbinger’s claim against SPSO for equitable disallowance.  These claims proceeded to a non-jury trial on January 9, 2014, which concluded on January 17. 2014.  The parties are in the process of post-trial briefing and a hearing for closing arguments has been set for March 12, 2014.

We intend to vigorously defend this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

LightSquared Transaction Shareholder Derivative Actions

On August 9, 2013, a purported shareholder of the Company, Jacksonville Police and Fire Pension Fund (“Jacksonville PFPF”), filed a putative shareholder derivative action in the District Court for Clark County, Nevada alleging, among other things, breach of fiduciary duty claims against the members of the Company’s Board of Directors as of that date:  Charles W. Ergen; Joseph P. Clayton; James DeFranco; Cantey M. Ergen; Steven R. Goodbarn; David K. Moskowitz; Tom A. Ortolf; and Carl E. Vogel (collectively, the “Director Defendants”).  In its operative amended complaint, Jacksonville PFPF claims that Mr. Ergen breached his fiduciary duty to the Company in connection with certain purchases of LightSquared debt by SPSO, an entity controlled by Mr. Ergen, and that the other Director Defendants aided and abetted that alleged breach of duty.  The Jacksonville PFPF claims allege that (1) the debt purchases created an impermissible conflict of interest and (2) put at risk the LBAC Bid, which as noted above has been withdrawn.  Jacksonville PFPF further claims that most members of the Company’s Board of Directors are beholden to Mr. Ergen to an extent that prevents them from discharging their duties in connection with the Company’s participation in the LightSquared bankruptcy auction process.  Jacksonville PFPF is seeking an unspecified amount of damages.  Jacksonville PFPF dismissed its claims against Mr. Goodbarn on October 8, 2013.

Jacksonville PFPF sought a preliminary injunction that would enjoin Mr. Ergen and all of the Director Defendants other than Mr. Goodbarn from influencing the Company’s efforts to acquire certain assets of LightSquared in the bankruptcy proceeding.  On November 27, 2013, the Court denied that request but granted narrower relief enjoining Mr. Ergen and anyone acting on his behalf from participating in negotiations related to one aspect of the LBAC Bid, which as noted above has been withdrawn.

Five alleged shareholders have filed substantially similar putative derivative complaints in state and federal courts alleging the same or substantially similar claims.  On September 18, 2013, DCM Multi-Manager Fund, LLC filed a duplicative putative derivative complaint in the District Court for Clark County, Nevada, which was consolidated with the Jacksonville PFPF action on October 9, 2013.  Between September 25, 2013 and October 2, 2013, City of Daytona Beach Police Officers and Firefighters Retirement System, Louisiana Municipal Police Employees’ Retirement System and Iron Worker Mid-South Pension Fund filed duplicative putative derivative complaints in the United States District Court for the District of Colorado.  Also on October 2, 2013, Iron Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan filed its complaint in the United States District Court for the District of Nevada.  None of the plaintiffs in these actions is seeking a preliminary injunction.

On October 11, 2013, Iron Worker Mid-South Pension Fund dismissed its claims without prejudice.  On October 30, 2013, Louisiana Municipal Police Employees’ Retirement System dismissed its claims without prejudice and, on January 2, 2014, filed a new complaint in the District Court for Clark County, Nevada.  On December 13, 2013, City of Daytona Beach Police Officers and Firefighters Retirement System voluntarily dismissed its claims without prejudice.  The United States District Court for the District of Nevada has stayed the action by Iron Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan until April 16, 2014.

Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Norman IP Holdings, LLC

On September 15, 2011, Norman IP Holdings, LLC (“Norman”) filed a patent infringement complaint (the “2011 Action”) against Lexmark International Corporation (“Lexmark”) and Brother International Corporation (“Brother”), in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,592,555 (the “555 patent”), 5,530,597 (the “597 patent”) and 5,502,689 (the “689 patent”) by Lexmark, and infringement of the 555 patent and the 689 patent by Brother.  On January 27, 2012, Norman filed a second amended complaint in the 2011 Action that added us as a defendant, among others, in which it asserted the 555 patent and the 689 patent against us.  On September 21, 2012, Norman served us with preliminary infringement contentions related to the 555 patent and the 689 patent, as well as the 597 patent, which outlined Norman’s claims with respect to certain DISH products.  On February 8, 2013, Norman filed a third amended complaint in the 2011 Action, in which it added claims against us alleging infringement of the 597 patent.  On April 8, 2013, Norman filed a fourth amended complaint in the 2011 Action, in which it added new claims against us alleging infringement of additional DISH products.  On May 1, 2013, Norman filed a fifth amended complaint in the 2011 Action, in which it named Mercedes-Benz USA, LLC, Volkswagen Group of America, Inc., Xerox Corporation, ZTE (USA) Inc., and ZTE Solutions, Inc. as defendants, in addition to us.  On July 9, 2013, the Court ordered Norman to file a new sixth amended complaint limiting Norman’s claims against us to those specifically referenced in its September 21, 2012 preliminary infringement contentions.  As a result, on July 10, 2013, Norman filed a sixth amended complaint in the 2011 Action, in which it asserted claims against our wholly-owned subsidiary DISH Network L.L.C. replacing us as defendant, alleging that the use of certain Broadcom chipsets in DISH DVR systems infringes the 689 patent.  In addition, Norman withdrew all infringement claims against us regarding the 555 patent and the 597 patent.  On July 12, 2013, we filed a motion to dismiss the 2011 Action, because Norman failed to comply with the Court’s July 9, 2013 order.

In addition, on May 10, 2013, Norman filed a separate patent infringement complaint (the “2013 Action”) against us in the United States District Court for the Eastern District of Texas, asserting infringement of the 555, 597 and 689 patents, as well as United States Patent Nos. 5,608,873 (the “873 patent”) and 5,771,394 (the “394 patent”).  The infringement claims asserted in the 2013 Action relate to different DISH products than Norman identified in the 2011 Action.  On June 26, 2013, we filed a motion to dismiss the 2013 Action, because Norman failed to join necessary parties.  Our motion to dismiss is pending, and no trial date has been set for the 2013 Action.

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

Olympic Developments AG, LLC

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against our wholly-owned subsidiary DISH Network L.L.C., Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC, in the United States District Court for the Central District of California, alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 7, 2011, the case was stayed pending reexamination by the United States Patent and Trademark Office.  On March 12, 2013, Olympic voluntarily dismissed its claims against us without prejudice.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277 and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving us and EchoStar as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which we and EchoStar are sublicensees.  No trial date is currently set.

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

Pragmatus Telecom, LLC

On December 5, 2012, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement lawsuit against us, in the United States District Court for the District of Delaware, alleging infringement of United States Patent Nos. 6,311,231, 6,668,286, and 7,159,043.  Pragmatus alleges that the click-to-chat and click-to-call customer support features of the DISH website and call center management systems infringe these patents.  Pragmatus has brought similar complaints against more than 40 other companies, including Comcast Corporation, AT&T Inc., Sprint Spectrum LP dba Sprint PCS, Frontier Communications Corp., Bright House Networks L.L.C., United Parcel Services Inc., FedEx Corporation, General Motors Company and Ford Motor Company.  Pragmatus is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 5, 2013, Pragmatus voluntarily dismissed with prejudice all claims in the action relating to allegedly infringing features provided by certain of our vendors.  Pragmatus also voluntarily dismissed without prejudice all remaining claims in the action.

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International”) filed a complaint against us, our wholly-owned subsidiaries DISH DBS and DISH Network L.L.C., and EchoStar and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 6,243,725 (the “725 patent”), which is entitled “List Building System.”  The 725 patent relates to a system for building an inventory of audio/visual works.  Premier International is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 27, 2013, Premier International dismissed the action against us and the EchoStar entities with prejudice, pursuant to a settlement under which we and the EchoStar entities made an immaterial payment in exchange for a license to certain patents and patent applications.

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against us in the United States District Court for the Central District of California.  In the Operative Seventh Amended Complaint, filed on March 22, 2013, Preservation Technologies also names Netflix, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Disney Online, American Broadcasting Companies, Inc., Yahoo! Inc., Wal-Mart Stores, Inc., Vudu, Inc. and ESPN Internet Ventures as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services and our Hopper and Joey® set-top boxes infringe United States Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of California.  The suit originally alleged infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.  Only four patents remain in the case against us, of which all are expired and two are subject to granted reexamination proceedings before the United States Patent and Trademark Office.

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

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and EchoStar, in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the United States Patent and Trademark Office.

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

TQP Development, LLC

On April 4, 2012, TQP Development, LLC (“TQP”) filed suit against our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On August 9, 2013, all claims in the action were dismissed with prejudice.

Tse

On May 30, 2012, Ho Keung Tse filed a complaint against our wholly-owned subsidiary Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 6,665,797 (the “797 patent”), which is entitled “Protection of Software Again [sic] Against Unauthorized Use.”  Mr. Tse is the named inventor on the 797 patent.  On the same day that he sued Blockbuster, Mr. Tse filed a separate action in the same court alleging infringement of the same patent against Google Inc., Samsung Telecommunications America, LLC and HTC America Inc.  He also has earlier-filed litigation on the same patent pending in the United States District Court for the Northern District of California against Sony Connect, Inc., Napster, Inc., Apple Computer, Inc., Realnetworks, Inc., and MusicMatch, Inc.  On March 8, 2013, the Court granted Blockbuster’s motion to transfer the matter to the United States District Court for the Northern District of

California, the same venue where the matter against Google Inc., Samsung Telecommunications America, LLC and HTC America Inc. also was transferred.  On December 11, 2013, the Court granted our motion for summary judgment based on invalidity of the 797 patent.  Mr. Tse filed a notice of appeal on January 8, 2014.

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

Voom HD Holdings

In January 2008, Voom HD Holdings LLC (“Voom”) filed a lawsuit against our wholly-owned subsidiary DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service and seeking over $2.5 billion in damages.

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

Since the Voom Settlement Agreement and the multi-year affiliation agreement were entered into contemporaneously, we accounted for all components of both agreements at fair value in the context of the Voom Settlement Agreement.  We determined the fair value of the multi-year affiliation agreement and the MVDDS Licenses using a market-based approach and a probability-weighted discounted cash flow analysis, respectively.  Based on market data and similar agreements we have with other content providers, we allocated $54 million of the payments under the multi-year affiliation agreement to the fair value of the Voom Settlement Agreement.  The resulting liability was recorded on our Consolidated Balance Sheets as “Accrued Programming” and is being amortized as contra “Subscriber-related expenses” on a straight-line basis over the term of the agreement.  Evaluating all potential uses for the MVDDS Licenses, we assessed their fair value at $24 million and recorded these on our Consolidated Balance Sheets as “FCC Authorizations.”  The fair value of the Voom Settlement Agreement was assessed at $730 million and was recorded as “Litigation expense” on our Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012.

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

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business, including, among other things, disputes with programmers regarding fees.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial condition, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information.  Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “DISH.”  The high and low closing sale prices of our Class A common stock during 2013 and 2012 on the Nasdaq Global Select Market (as reported by Nasdaq) are set forth below.

2013	High	Low
First Quarter	$38.02	$34.19
Second Quarter	42.52	36.24
Third Quarter	48.09	41.66
Fourth Quarter	57.92	45.68

2012	High	Low
First Quarter	$33.03	$27.64
Second Quarter	33.58	26.85
Third Quarter	33.15	26.31
Fourth Quarter	37.68	30.29

As of February 14, 2014, there were approximately 8,551 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name.  As of February 14, 2014, 221,442,395 of the 238,435,208 outstanding shares of our Class B common stock were beneficially held by Charles W. Ergen, our Chairman, and the remaining 16,992,813 were held in trusts established by Mr. Ergen for the benefit of his family.  There is currently no trading market for our Class B common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2013 through December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
October 1, 2013 - October 31, 2013	—	$—	—	$1,000,000
November 1, 2013 - November 30, 2013	—	$—	—	$1,000,000
December 1, 2013 - December 31, 2013	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)          Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock.  On November 5, 2013, our Board of Directors extended this authorization, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2014.  Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.         SELECTED FINANCIAL DATA

The selected consolidated financial data as of and for each of the five years ended December 31, 2013 have been derived from, and are qualified by reference to our Consolidated Financial Statements.  As of December 31, 2013, Blockbuster had ceased all material operations.  Accordingly, our Consolidated Financial Statements have been recast to present the operations of Blockbuster as discontinued for all periods presented and the amounts presented relate only to our continuing operations, unless otherwise noted.  See Note 10 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for additional information regarding our discontinued operations.

Certain prior year amounts have been reclassified to conform to the current year presentation.  See further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Explanation of Key Metrics and Other Items” in this Annual Report on Form 10-K.  This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2013, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	As of December 31,
Balance Sheet Data	2013	2012	2011	2010	2009
	(In thousands)
Cash, cash equivalents and current marketable investment securities	$9,739,404	$7,205,379	$2,001,917	$2,940,377	$2,139,336
Total assets	20,375,628	17,379,608	11,470,231	9,632,153	8,295,343
Long-term debt and capital lease obligations (including current portion)	13,650,884	11,887,684	7,492,764	6,514,936	6,496,564
Total stockholders’ equity (deficit)	997,005	71,628	(419,003)	(1,133,443)	(2,091,688)

	For the Years Ended December 31,
Statements of Operations Data	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Total revenue	$13,904,865	$13,181,334	$13,074,063	$12,640,744	$11,664,151
Total costs and expenses	12,556,686	11,922,976	10,145,080	10,699,916	10,277,221
Operating income (loss)	$1,348,179	$1,258,358	$2,928,983	$1,940,828	$1,386,930

Income (loss) from continuing operations	$837,089	$662,919	$1,522,374	NA	NA
Net income (loss) attributable to DISH Network	$807,492	$636,687	$1,515,907	$984,729	$635,545

Basic net income (loss) per share from continuing operations attributable to DISH Network	$1.87	$1.49	$3.41	$2.21	$1.42
Basic net income (loss) per share from discontinued operations	(0.10)	(0.08)	(0.01)	—	—
Basic net income (loss) per share attributable to DISH Network	$1.77	$1.41	$3.40	$2.21	$1.42

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$1.86	$1.49	$3.41	$2.20	$1.42
Diluted net income (loss) per share from discontinued operations	(0.10)	(0.08)	(0.02)	—	—
Diluted net income (loss) per share attributable to DISH Network	$1.76	$1.41	$3.39	$2.20	$1.42

Cash dividend per common share	$—	$1.00	$2.00	$—	$2.00

	For the Years Ended December 31,
Other Data (Unaudited except for net cash flows)	2013	2012		2011	2010	2009
Pay-TV subscribers, as of period end (in millions)	14.057	14.056		13.967	14.133	14.100
Pay-TV subscriber additions, gross (in millions)	2.666	2.739		2.576	3.052	3.118
Pay-TV subscriber additions, net (in millions)	0.001	0.089		(0.166)	0.033	0.422
Pay-TV average monthly subscriber churn rate	1.58%	1.57%		1.63%	1.76%	1.64%
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$866	$784		$770	NA	NA
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$80.37	$76.98	*	$76.43 *	NA	NA
Average subscriber acquisition cost per subscriber (“SAC”)	**	**		$771	$776	$697
Average monthly revenue per subscriber (“ARPU”)	**	**		$76.91 *	$73.32	$70.04
Broadband subscribers, as of period end (in millions)	0.436	0.183		0.105	NA	NA
Broadband subscriber additions, gross (in millions)	0.343	0.121		0.030	NA	NA
Broadband subscriber additions, net (in millions)	0.253	0.078		(0.005)	NA	NA
Net cash flows from (in thousands):
Operating activities from continuing operations	$2,309,197	$2,003,718		$2,619,160	$2,139,802	$2,194,543
Investing activities from continuing operations	$(3,034,857)	$(3,004,082)		$(2,676,111)	$(1,477,521)	$(2,605,556)
Financing activities from continuing operations	$1,851,940	$4,003,933		$93,513	$(127,453)	$418,283

*                                         For the years ended December 31, 2012 and 2011, Pay-TV ARPU has been adjusted by $0.12 and $0.02, respectively, to exclude the effect of discontinued operations. In addition, for the year ended December 31, 2011, ARPU has been adjusted by $0.02 to exclude the effect of discontinued operations.

**                                  During the fourth quarter 2012, following the launch of the dishNET branded broadband services, we determined SAC and ARPU, which combined pay-TV and certain broadband activity, no longer provided a meaningful comparison between periods; therefore, during the fourth quarter 2012, we began providing Pay-TV SAC and Pay-TV ARPU metrics which we believe provides a more meaningful comparison between periods.  See “Explanation of Key Metrics and Other Items” for further information.

Selected Quarterly Data.  Selected quarterly financial data for each of the quarterly periods ending March 31, June 30, September 30 and December 31 for 2013 and 2012 is included in Note 19 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further information.

The tables below contain other quarterly data for 2013 and 2012 which we believe is helpful for those evaluating companies in the pay-TV industry.  This other quarterly data has been derived from, and is qualified by reference to our Consolidated Financial Statements.  Certain prior year amounts have been reclassified to conform to the current year presentation.

	As of and for the Three Months Ended
2013 Other Quarterly Data (Unaudited)	March 31	June 30	September 30	December 31
Pay-TV Metrics
Pay-TV subscribers, as of period end (in millions)	14.092	14.014	14.049	14.057
Pay-TV subscriber additions, gross (in millions)	0.654	0.624	0.734	0.654
Pay-TV subscriber additions, net (in millions)	0.036	(0.078)	0.035	0.008
Pay-TV average monthly subscriber churn rate	1.47%	1.67%	1.66%	1.53%
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$882	$883	$842	$863
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)(1)	$78.44	$80.81	$80.98	$81.24

Broadband Metrics (in millions)
Broadband subscribers, as of period end	0.249	0.310	0.385	0.436
Broadband subscriber additions, gross	0.083	0.079	0.101	0.080
Broadband subscriber additions, net	0.066	0.061	0.075	0.051

Selected Financial Data (in thousands)
Subscriber-related revenue	$3,348,167	$3,452,764	$3,463,753	$3,500,090
Subscriber-related expenses	$1,911,593	$1,924,020	$1,976,712	$2,005,736
Income (loss) from continuing operations	$212,234	$(8,720)	$343,325	$290,250
Net income (loss) attributable to DISH Network	$215,598	$(11,051)	$314,907	$288,038
Adjusted EBITDA(2)	$698,108	$430,574	$787,844	$888,281

2012 Other Quarterly Data (Unaudited)
Pay-TV Metrics
Pay-TV subscribers, as of period end (in millions)	14.071	14.061	14.042	14.056
Pay-TV subscriber additions, gross (in millions)	0.673	0.665	0.739	0.662
Pay-TV subscriber additions, net (in millions)	0.104	(0.010)	(0.019)	0.014
Pay-TV average monthly subscriber churn rate	1.35%	1.60%	1.80%	1.54%
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$747	$800	$797	$791
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)(1)	$76.12	$77.46	$76.86	$77.47

Broadband Metrics (in millions)
Broadband subscribers, as of period end	0.111	0.122	0.139	0.183
Broadband subscriber additions, gross	0.014	0.021	0.029	0.057
Broadband subscriber additions, net	0.006	0.011	0.017	0.044

Selected Financial Data (in thousands)
Subscriber-related revenue	$3,219,490	$3,290,378	$3,261,939	$3,293,129
Subscriber-related expenses	$1,761,252	$1,823,665	$1,808,285	$1,861,256
Income (loss) from continuing operations	$352,166	$236,865	$(154,430)	$228,318
Net income (loss) attributable to DISH Network	$360,310	$225,732	$(158,461)	$209,106
Adjusted EBITDA(2)	$871,371	$769,001	$45,310	$721,804

(1)         For the quarters ended March 31, June 30 and September 30, 2013, Pay-TV ARPU has been adjusted by $0.10, $0.09 and $0.07, respectively, to exclude discontinued operations.  For the quarters ended March 31, June 30, September 30, and December 31, 2012, Pay-TV ARPU has been adjusted by $0.12, $0.13, $0.13 and $0.12, respectively, to exclude discontinued operations.

(2)         Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”).  Adjusted EBITDA is defined as “Net income (loss) attributable to DISH Network” less “Income (loss) from discontinued operations, net of tax” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Income tax (provision) benefit, net” and “Depreciation and amortization.”

Adjusted EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the pay-TV industry.  Conceptually, Adjusted EBITDA measures the amount of income from continuing operations generated each period that could be used to service debt, pay taxes and fund capital expenditures.  Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The following tables reconcile quarterly Adjusted EBITDA with the most directly comparable financial measure calculated and presented in accordance with GAAP.

	For the Three Months Ended
2013 Quarterly Non-GAAP Reconciliations (Unaudited)	March 31	June 30	September 30	December 31
	(In thousands)
Adjusted EBITDA
Adjusted EBITDA	$698,108	$430,574	$787,844	$888,281
Interest expense, net	(124,363)	(170,987)	(149,427)	(151,343)
Income tax (provision) benefit, net	(126,419)	40,358	(38,140)	(175,625)
Depreciation and amortization	(230,170)	(304,642)	(253,036)	(266,178)
Income (loss) from continuing operations attributable to DISH Network	217,156	(4,697)	347,241	295,135
Plus: Income (loss) from discontinued operations, net of tax	(1,558)	(6,354)	(32,334)	(7,097)
Net income (loss) attributable to DISH Network	$215,598	$(11,051)	$314,907	$288,038

2012 Quarterly Non-GAAP Reconciliations (Unaudited)
Adjusted EBITDA
Adjusted EBITDA	$871,371	$769,001	$45,310	$721,804
Interest expense, net	(130,974)	(88,681)	(110,036)	(107,454)
Income tax (provision) benefit, net	(185,440)	(148,969)	146,120	(143,702)
Depreciation and amortization	(202,606)	(294,350)	(230,956)	(236,572)
Income (loss) from continuing operations attributable to DISH Network	352,351	237,001	(149,562)	234,076
Plus: Income (loss) from discontinued operations, net of tax	7,959	(11,269)	(8,899)	(24,970)
Net income (loss) attributable to DISH Network	$360,310	$225,732	$(158,461)	$209,106

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

EXECUTIVE SUMMARY

Overview

DISH added approximately 1,000 net Pay-TV subscribers during the year ended December 31, 2013, compared to the addition of approximately 89,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 primarily resulted from lower gross new Pay-TV subscriber activations.  During the year ended December 31, 2013, DISH activated approximately 2.666 million gross new Pay-TV subscribers compared to approximately 2.739 million gross new Pay-TV subscribers during the same period in 2012, a decrease of 2.7%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our Pay-TV churn rate for the year ended December 31, 2013 was 1.58% compared to 1.57% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we increased our programming package price in the first quarter 2013 and did not during the same period in 2012.  Churn continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

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

DISH added approximately 253,000 net Broadband subscribers during the year ended December 31, 2013 compared to the addition of approximately 78,000 net Broadband subscribers during the same period in 2012.  This increase versus the same period in 2012 primarily resulted from higher gross new Broadband subscriber activations driven by

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

increased advertising associated with the launch of dishNET branded broadband services on September 27, 2012.  During the year ended December 31, 2013, DISH activated approximately 343,000 gross new Broadband subscribers compared to the activation of approximately 121,000 gross new Broadband subscribers during the same period in 2012.  This increase was driven by increased advertising associated with the launch of dishNET branded broadband services on September 27, 2012.  Broadband services revenue was $221 million and $95 million for the years ended December 31, 2013 and 2012, respectively, representing 1.6% and 0.7% of our total “Subscriber-related revenue,” respectively.

“Net income (loss) attributable to DISH Network” for the years ended December 31, 2013 and 2012 was $807 million and $637 million, respectively.  These amounts included net losses from discontinued operations of $47 million and $37 million for 2013 and 2012, respectively.  During the year ended December 31, 2013, “Net income (loss) attributable to DISH Network” increased primarily due to the programming package price increase in February 2013 and net realized and/or unrealized gains on our marketable investment securities and derivative financial instruments during 2013 compared to the same period in 2012 and the $102 million reversal of an uncertain tax position that was resolved during the third quarter 2013.  These increases were partially offset by the impairment of the T2 and D1 satellites of $438 million during the second quarter 2013 and an increase in subscriber-related expenses, subscriber acquisition costs and interest expense in 2013.  In addition, the year ended December 31, 2012 was negatively impacted by $730 million of litigation expense related to the Voom Settlement Agreement.  See Note 16 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further information.

Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase, especially for local broadcast channels and sports programming.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  In addition, increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Additionally, even if our subscribers do not disconnect our services, they may purchase a certain portion of the services that they would have historically purchased from us through these online platforms, such as pay per view movies, resulting in less revenue to us.  Furthermore, our gross new Pay-TV subscriber activations and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire or if we lose access to programming as a result of disputes with programming suppliers.

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

While we have made improvements in responding to and dealing with customer service issues, we continue to focus on the prevention of these issues, which is critical to our business, financial condition and results of operations.  We implemented a new billing system as well as new sales and customer care systems in the first quarter 2012.  To improve our operational performance, we continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

To maintain and enhance our competitiveness over the long term, we introduced the Hopper® set-top box during first quarter 2012, which a consumer can use, at his or her option, to view recorded programming in HD in multiple rooms.  During the first quarter 2013, we introduced the Hopper set-top box with Sling, which promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as DISH Anywhere™ that includes, among other things, online access and Slingbox “placeshifting” technology.  In addition, the Hopper with Sling has several innovative features that a consumer can use, at his or her option, to watch and record television programming through certain tablet computers and combines program-discovery tools, social media engagement and remote-control capabilities through the use of certain tablet computers and smart phones.  We recently introduced the Super JoeyTM receiver.  A consumer can use, at his or her option, the Super Joey combined with the Hopper to record up to eight shows at the same time.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

On May 22, 2013, we launched a promotion whereby qualifying new Pay-TV subscribers may choose either an Apple® iPad® 2 or programming credits when they lease a Hopper with Sling set-top box and subscribe to America’s Top 120, DishLATINO Plus or a higher programming package and commit to a two-year contract (the “iPad promotion”).

During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime™ and AutoHop™ features of the Hopper set-top box infringe their copyrights.  Additionally, Fox has alleged, among other things, that the Sling and Hopper Transfers™ features of our Hopper set-top box infringe its copyrights.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features.  See Note 16 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further information.

Discontinued Operations - Blockbuster

On April 26, 2011, we completed the Blockbuster Acquisition.  Blockbuster primarily offered movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand® service.  Since the Blockbuster Acquisition, we continually evaluated the impact of certain factors, among others, competitive pressures, the ability of significantly fewer company-owned domestic retail stores to continue to support corporate administrative costs, and other issues impacting the store-level financial performance of our company-owned domestic retail stores.  Certain factors,

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

among others, previously led us to close a significant number of company-owned domestic retail stores during 2012 and 2013.  On November 6, 2013, we announced that Blockbuster would close all of its remaining company-owned domestic retail stores and discontinue the Blockbuster by-mail DVD service.  As of December 31, 2013, Blockbuster had ceased all material operations.  Accordingly, our Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows have been recast to present Blockbuster as discontinued operations for all periods presented and the amounts presented in our Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K relate only to our continuing operations, unless otherwise noted.

During the third quarter 2013, we determined that our Blockbuster operations in Mexico (“Blockbuster Mexico”) were “held for sale.”  As a result, we recorded pre-tax impairment charges of $19 million related to exiting the business, which was recorded in “Income (loss) from discontinued operations, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2013.  On January 14, 2014, we completed the sale of Blockbuster Mexico.

On January 16, 2013, Blockbuster Entertainment Limited and Blockbuster GB Limited, our Blockbuster operating subsidiaries in the United Kingdom, entered into administration proceedings in the United Kingdom (the “Administration”).  As a result of the Administration, we wrote down the assets of all our Blockbuster UK subsidiaries to their estimated net realizable value on our Consolidated Balance Sheets as of December 31, 2012.  In total, we recorded charges of approximately $46 million on a pre-tax basis related to the Administration, which was recorded in “Income (loss) from discontinued operations, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012.

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

We generated $2 million and $1 million of revenue for the years ended December 31, 2013 and 2012, respectively, from our wireless segment.  In addition, we incurred operating losses of $591 million and $64 million for the years ended December 31, 2013 and 2012, respectively.  Operating losses for the year ended December 31, 2013 included a $438 million impairment charge for the T2 and D1 satellites, $53 million of additional depreciation expense related to the accelerated depreciable lives of certain assets designed to support the TerreStar MSS business, which ceased operations during the second quarter 2013, $48 million of deprecation expense and $34 million of legal and financial advisory fees related to our proposed mergers and acquisitions.  See Note 8 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further information.

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

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with the AWS-4 licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our AWS-4 authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  That order imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  That order also mandated certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, we were required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).  On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”).  If we fail to meet the AWS-4 Interim Build-Out Requirement, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If we fail to meet the Modified AWS-4 Final Build-Out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement may terminate.

The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 spectrum licenses to allow us to repurpose 20 MHz of our uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Downlink Waiver”). The AWS-4 Downlink Waiver and the Modified AWS-4 Final Build-Out Requirement are conditioned upon us bidding at least a net clearing price equal to the aggregate reserve price of $1.56 billion in the auction of wireless spectrum known as the “H Block.”  The auction commenced January 22, 2014.  Under the FCC’s anti-collusion and anonymous bidding rules for this auction, we are not permitted to disclose publicly our interest level or activity level in the auction, if any, at this time.  If we fail to meet this bidding condition, or if we fail to notify the FCC whether we intend to use our uplink spectrum for downlink by June 20, 2016, the AWS-4 Downlink Waiver will terminate, and the Modified AWS-4 Final Build-Out Requirement will revert back to the AWS-4 Final Build-Out Requirement.  The FCC has adopted rules for the H Block spectrum band that is adjacent to our AWS-4 spectrum licenses.  Depending on the outcome of the standard-setting process for the H Block and our ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact the remaining 15 MHz of our uplink spectrum (2005-2020 MHz), which may have a material adverse effect on our ability to commercialize the AWS-4 licenses.

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

On September 9, 2013, we filed a letter with the FCC in support of a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution”).  On October 29, 2013, the FCC issued an order approving the Interoperability Solution (the “Interoperability Solution Order”), which requires us to reduce power emissions on our 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved our request to modify the 700 MHz Interim Build-Out Requirement so that by March 2017 (rather than the previous deadline of June 2013), we must provide signal coverage and offer service to at least 40% of our total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved our request to modify the 700 MHz Final Build-Out Requirement so that by March 2021 (rather than the previous deadline of June 2019), we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  These requirements replaced the previous build-out requirements associated with our 700 MHz licenses.  While the modifications to our 700 MHz licenses would provide us additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on our ability to fully utilize our 700 MHz licenses.  If we fail to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and we could face the reduction of license area(s).  If we fail to meet the Modified 700 MHz Final Build-Out Requirement, our authorization may terminate for the geographic portion of each license in which we are not providing service.

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

Cost of sales - equipment, services and other.  “Cost of sales - equipment, services and other” primarily includes the cost of non-subsidized sales of DBS accessories to retailers and other third party distributors of our equipment domestically and to Pay-TV subscribers, as well as the cost of other hardware sales to Pay-TV subscribers related to the iPad promotion.  In addition, “Cost of sales - equipment, services and other” includes costs related to equipment sales, services, and other agreements with EchoStar.

Subscriber acquisition costs.  While we primarily lease Pay-TV receiver systems and Broadband modem equipment, we also subsidize certain costs to attract new Pay-TV and Broadband subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of Pay-TV receiver systems to retailers and other third-party distributors of our equipment, the cost of subsidized sales of Pay-TV receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  We exclude the value of equipment capitalized under our lease program for new Pay-TV and Broadband subscribers from “Subscriber acquisition costs.”

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

capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new Pay-TV subscribers in our calculation, including Pay-TV subscribers added with little or no subscriber acquisition costs.  During the fourth quarter 2012, we elected to provide Pay-TV SAC rather than SAC, defined below, as we believe Pay-TV SAC provides a more meaningful metric.

SAC.  Historically, we have calculated SAC as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new subscribers, divided by gross new subscriber activations.  This metric included the cost (e.g., subsidized and capitalized equipment) of acquiring Pay-TV subscribers and certain costs of acquiring broadband subscribers.  We also included all new Pay-TV subscribers in our calculation, including Pay-TV subscribers added with little or no subscriber acquisition costs.  During the fourth quarter 2012, we elected to discontinue providing SAC as we believe Pay-TV SAC, which excludes broadband subscriber acquisition costs, provides a more meaningful metric.

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

Other, net.  The main components of “Other, net” are gains and losses realized on the sale and/or conversion of investments and derivative financial instruments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of marketable and non-marketable strategic investments accounted for at fair value, unrealized gains and losses from changes in fair value of derivative financial instruments, and equity in earnings and losses of our affiliates.

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”).  Adjusted EBITDA is defined as “Net income (loss) attributable to DISH Network” less “Income (loss) from discontinued operations, net of tax” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Income tax (provision) benefit, net” and “Depreciation and amortization.”  This “non-GAAP measure” is reconciled to “Net income (loss) attributable to DISH Network” in our discussion of “Results of Operations” below.

Income (loss) from discontinued operations, net of tax.  “Income (loss) from discontinued operations, net of tax” includes the results of Blockbuster operations which ceased all material operations as of December 31, 2013.

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

the period by our average number of Pay-TV subscribers for the period.  The average number of Pay-TV subscribers is calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period.  The average number of Pay-TV subscribers for each month is calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two.  During the fourth quarter 2012, we elected to provide Pay-TV ARPU rather than APRU, defined below, as we believe Pay-TV ARPU provides a more meaningful metric.

Average monthly revenue per subscriber (“ARPU”).  Historically, we have calculated ARPU by dividing average monthly “Subscriber-related revenue” for the period by our average number of Pay-TV subscribers for the period.  The average number of Pay-TV subscribers was calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period.  The average number of Pay-TV subscribers for each month was calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two.  During the fourth quarter 2012, we elected to discontinue providing ARPU as we believe Pay-TV ARPU, which excludes revenue from broadband services, provides a more meaningful metric.

Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”).  We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses.  We calculate Pay-TV churn rate for any period by dividing the number of Pay-TV subscribers who terminated service during the period by the average number of Pay-TV subscribers for the same period, and further dividing by the number of months in the period.  When calculating the Pay-TV churn rate, the same methodology for calculating average number of Pay-TV subscribers is used as when calculating Pay-TV ARPU.

Adjusted free cash flow.  We define adjusted free cash flow as “Net cash flows from operating activities from continuing operations” less “Purchases of property and equipment,” as shown on our Consolidated Statements of Cash Flows.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2013	2012	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$13,764,774	$13,064,936	$699,838	5.4
Equipment sales and other revenue	94,855	98,480	(3,625)	(3.7)
Equipment sales, services and other revenue - EchoStar	45,236	17,918	27,318	*
Total revenue	13,904,865	13,181,334	723,531	5.5

Costs and Expenses:
Subscriber-related expenses	7,818,061	7,254,458	563,603	7.8
% of Subscriber-related revenue	56.8%	55.5%
Satellite and transmission expenses - EchoStar	494,240	424,543	69,697	16.4
% of Subscriber-related revenue	3.6%	3.2%
Satellite and transmission expenses - Other	41,301	41,697	(396)	(0.9)
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	91,902	97,965	(6,063)	(6.2)
Subscriber acquisition costs	1,842,870	1,687,327	155,543	9.2
General and administrative expenses	776,711	722,045	54,666	7.6
% of Total revenue	5.6%	5.5%
Litigation expense	—	730,457	(730,457)	*
Depreciation and amortization	1,054,026	964,484	89,542	9.3
Impairment of long-lived assets	437,575	—	437,575	*
Total costs and expenses	12,556,686	11,922,976	633,710	5.3

Operating income (loss)	1,348,179	1,258,358	89,821	7.1

Other Income (Expense):
Interest income	148,865	99,091	49,774	50.2
Interest expense, net of amounts capitalized	(744,985)	(536,236)	(208,749)	(38.9)
Other, net	384,856	173,697	211,159	*
Total other income (expense)	(211,264)	(263,448)	52,184	19.8

Income (loss) before income taxes	1,136,915	994,910	142,005	14.3
Income tax (provision) benefit, net	(299,826)	(331,991)	32,165	9.7
Effective tax rate	26.4%	33.4%
Income (loss) from continuing operations	837,089	662,919	174,170	26.3
Income (loss) from discontinued operations, net of tax	(47,343)	(37,179)	(10,164)	(27.3)
Net income (loss)	789,746	625,740	164,006	26.2
Less: Net income (loss) attributable to noncontrolling interest	(17,746)	(10,947)	(6,799)	(62.1)
Net income (loss) attributable to DISH Network	$807,492	$636,687	$170,805	26.8

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.057	14.056	0.001	0.0
Pay-TV subscriber additions, gross (in millions)	2.666	2.739	(0.073)	(2.7)
Pay-TV subscriber additions, net (in millions)	0.001	0.089	(0.088)	(98.9)
Pay-TV average monthly subscriber churn rate	1.58%	1.57%	0.01%	0.6
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$866	$784	$82	10.5
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$80.37	$76.98 **	$3.39	4.4
Broadband subscribers, as of period end (in millions)	0.436	0.183	0.253	*
Broadband subscriber additions, gross (in millions)	0.343	0.121	0.222	*
Broadband subscriber additions, net (in millions)	0.253	0.078	0.175	*
Adjusted EBITDA	$2,804,807	$2,407,486	$397,321	16.5

*     Percentage is not meaningful.

**  For the year ended December 31, 2012, Pay-TV ARPU has been adjusted by $0.12 to exclude the effect of discontinued operations.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  DISH added approximately 1,000 net Pay-TV subscribers during the year ended December 31, 2013, compared to the addition of approximately 89,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 primarily resulted from lower gross new Pay-TV subscriber activations.  During the year ended December 31, 2013, DISH activated approximately 2.666 million gross new Pay-TV subscribers compared to approximately 2.739 million gross new Pay-TV subscribers during the same period in 2012, a decrease of 2.7%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our Pay-TV churn rate for the year ended December 31, 2013 was 1.58% compared to 1.57% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we increased our programming package price in the first quarter 2013 and did not during the same period in 2012.  Churn continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

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

Broadband subscribers.  DISH added approximately 253,000 net Broadband subscribers during the year ended December 31, 2013 compared to the addition of approximately 78,000 net Broadband subscribers during the same period in 2012.  This increase versus the same period in 2012 primarily resulted from higher gross new Broadband subscriber activations driven by increased advertising associated with the launch of dishNET branded broadband services on September 27, 2012.  During the year ended December 31, 2013, DISH activated approximately 343,000 gross new Broadband subscribers compared to the activation of approximately 121,000 gross new Broadband subscribers during the same period in 2012.  This increase was driven by increased advertising associated with the launch of dishNET branded broadband services on September 27, 2012.  Broadband services revenue was $221 million and $95 million for the years ended December 31, 2013 and 2012, respectively, representing 1.6% and 0.7% of our total “Subscriber-related revenue,” respectively.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $13.765 billion for the year ended December 31, 2013, an increase of $700 million or 5.4% compared to the same period in 2012.  The change in “Subscriber-related revenue” from the same period in 2012 was primarily related to the increase in Pay-TV ARPU discussed below and revenue from broadband services.  Included in “Subscriber-related revenue” was $221 million and $95 million of revenue related to our broadband services for the years ended December 31, 2013 and 2012, respectively.

Pay-TV ARPU.  Pay-TV ARPU was $80.37 during the year ended December 31, 2013 versus $76.98 during the same period in 2012.  The $3.39 or 4.4% increase in Pay-TV ARPU was primarily attributable to the programming package price increase in February 2013 and higher hardware related revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $7.818 billion during the year ended December 31, 2013, an increase of $564 million or 7.8% compared to the same period in 2012.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs and higher Broadband subscriber-related expenses due to the increase in our Broadband subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $143 million and $51 million of expense related to our broadband services for the years ended December 31, 2013 and 2012, respectively. “Subscriber-related expenses” represented 56.8% and 55.5% of “Subscriber-related revenue” during the years ended December 31, 2013 and 2012, respectively.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of Pay-TV subscribers to whom we provide the respective content.  Our programming expenses will continue to increase to the extent we are successful in growing our Pay-TV subscriber base.  In addition, our “Subscriber-related expenses” may face further upward pressure from price increases and the renewal of long-term pay-TV programming contracts on less favorable pricing terms.

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” totaled $494 million during the year ended December 31, 2013, an increase of $70 million or 16.4% compared to the same period in 2012.  The increase in “Satellite and transmission expenses — EchoStar” is primarily related to an increase in transponder capacity leased from EchoStar primarily related to the EchoStar XVI satellite, which was launched in November 2012 and QuetzSat-1, which commenced commercial operation at the 77 degree orbital slot in February 2013.  This increase was partially offset by a decrease in transponder capacity leased from EchoStar primarily related to the expiration of the EchoStar VI lease in the first quarter 2013.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.843 billion for the year ended December 31, 2013, an increase of $156 million or 9.2% compared to the same period in 2012.  This change was primarily attributable to an increase in expense related to our Broadband subscriber activations and an increase in Pay-TV SAC described below, partially offset by a decrease in gross new Pay-TV subscriber activations.  Included in “Subscriber acquisition costs” was $154 million and $46 million of expenses related to our broadband services for the years ended December 31, 2013 and 2012, respectively.

Pay-TV SAC.  Pay-TV SAC was $866 during the year ended December 31, 2013 compared to $784 during the same period in 2012, an increase of $82 or 10.5%.  This increase was primarily attributable to increased equipment and advertising costs.  Capitalized equipment costs increased primarily due to an increase in the percentage of new subscriber activations with new Hopper and Hopper with Sling receiver systems.  In addition, the Hopper with Sling set-top box cost per unit is currently higher than the original Hopper set-top box.  Advertising costs increased due to brand spending related to the launch of our new Hopper with Sling set-top box in February 2013.

During the years ended December 31, 2013 and 2012, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $621 million and $506 million, respectively.  This increase in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from the factors described above.

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

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the years ended December 31, 2013 and 2012, these amounts totaled $135 million and $140 million, respectively.

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

General and administrative expenses.  “General and administrative expenses” totaled $777 million during the year ended December 31, 2013, a $55 million or 7.6% increase compared to the same period in 2012.  This increase was primarily driven by legal and financial advisory fees related to our merger and acquisition activities.

Litigation expense.  “Litigation expense” related to the Voom Settlement Agreement totaled $730 million during the year ended December 31, 2012.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $1.054 billion during the year ended December 31, 2013, a $90 million or 9.3% increase compared to the same period in 2012.  This change in “Depreciation and amortization” expense was primarily due to $53 million of additional depreciation expense as a result of the accelerated depreciable lives of certain assets designed to support the TerreStar MSS business, which ceased operations during the second quarter 2013, and increased depreciation expense from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems.  The expense in 2012 was impacted by the $68 million of depreciation expense related to the 148 degree orbital location.

Impairment of long-lived assets.  “Impairment of long-lived assets” of $438 million during the year ended December 31, 2013 resulted from an impairment of the T2 and D1 satellites during the second quarter 2013.  See Note 8 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further information.

Interest income.  “Interest income” totaled $149 million during the year ended December 31, 2013, an increase of $50 million compared to the same period in 2012.  This increase primarily resulted from higher average cash and marketable investment securities balances and higher percentage returns earned on our cash and marketable investment securities during the year ended December 31, 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $745 million during year ended December 31, 2013, an increase of $209 million or 38.9% compared to the same period in 2012.  This change primarily resulted from an increase in interest expense associated with the issuance of debt during 2013 and 2012 partially offset by the redemption of debt during 2013 and a $30 million increase in capitalized interest in 2013.  The increase in capitalized interest during 2013 resulted from the March 9, 2012 acquisition of DBSD North America and TerreStar and development of this wireless spectrum.

Other, net.  “Other, net” income totaled $385 million during the year ended December 31, 2013, an increase of $211 million compared to the same period in 2012.  This change primarily resulted from net realized and/or unrealized gains of $390 million on our marketable investment securities and derivative financial instruments during 2013 compared to net gains of $122 million in 2012.  In addition, the year ended December 31, 2012 was positively impacted by the non-cash gain of $99 million related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction and negatively impact by $49 million in impairment charges.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted earnings before interest, taxes, depreciation and amortization.  Adjusted EBITDA was $2.805 billion during the year ended December 31, 2013, an increase of $397 million or 16.5% compared to the same period in 2012.  Adjusted EBITDA for the year ended December 31, 2013 was negatively impacted by the $438 million impairment charge for the T2 and D1 satellites during the second quarter 2013.  The year ended December 31, 2012 was negatively impacted by $730 million of “Litigation expense” related to the Voom Settlement Agreement.  The following table reconciles Adjusted EBITDA to the accompanying financial statements.

	For the Years Ended December 31,
	2013	2012
	(In thousands)
Adjusted EBITDA	$2,804,807	$2,407,486
Interest expense, net	(596,120)	(437,145)
Income tax (provision) benefit, net	(299,826)	(331,991)
Depreciation and amortization	(1,054,026)	(964,484)
Income (loss) from continuing operations attributable to DISH Network	$854,835	$673,866
Plus: Income (loss) from discontinued operations, net of tax	(47,343)	(37,179)
Net income (loss) attributable to DISH Network	$807,492	$636,687

Adjusted EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the pay-TV industry.  Conceptually, Adjusted EBITDA measures the amount of income from continuing operations generated each period that could be used to service debt, pay taxes and fund capital expenditures.  Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Income tax (provision) benefit, net.  Our income tax provision was $300 million during the year ended December 31, 2013, a decrease of $32 million compared to the same period in 2012.  The decrease in the provision was primarily related to a decrease in our effective tax rate, partially offset by the increase in “Income (loss) before income taxes.”  Our effective tax rate was favorably impacted by the $102 million reversal of an uncertain tax position that was resolved during the third quarter 2013.

Net income (loss) attributable to DISH Network.  “Net income (loss) attributable to DISH Network” was $807 million during the year ended December 31, 2013, an increase of $170 million compared to $637 million for the same period in 2012.  This increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$13,064,936	$12,972,152	$92,784	0.7
Equipment sales and other revenue	98,480	65,437	33,043	50.5
Equipment sales, services and other revenue - EchoStar	17,918	36,474	(18,556)	(50.9)
Total revenue	13,181,334	13,074,063	107,271	0.8

Costs and Expenses:
Subscriber-related expenses	7,254,458	6,845,611	408,847	6.0
% of Subscriber-related revenue	55.5%	52.8%
Satellite and transmission expenses - EchoStar	424,543	441,541	(16,998)	(3.8)
% of Subscriber-related revenue	3.2%	3.4%
Satellite and transmission expenses - Other	41,697	39,806	1,891	4.8
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	97,965	80,372	17,593	21.9
Subscriber acquisition costs	1,687,327	1,505,131	182,196	12.1
General and administrative expenses	722,045	637,365	84,680	13.3
% of Total revenue	5.5%	4.9%
Litigation expense	730,457	(316,949)	1,047,406	*
Depreciation and amortization	964,484	912,203	52,281	5.7
Total costs and expenses	11,922,976	10,145,080	1,777,896	17.5

Operating income (loss)	1,258,358	2,928,983	(1,670,625)	(57.0)

Other Income (Expense):
Interest income	99,091	33,882	65,209	*
Interest expense, net of amounts capitalized	(536,236)	(557,966)	21,730	3.9
Other, net	173,697	8,240	165,457	*
Total other income (expense)	(263,448)	(515,844)	252,396	48.9

Income (loss) before income taxes	994,910	2,413,139	(1,418,229)	(58.8)
Income tax (provision) benefit, net	(331,991)	(890,765)	558,774	62.7
Effective tax rate	33.4%	36.9%
Income (loss) from continuing operations	662,919	1,522,374	(859,455)	(56.5)
Income (loss) from discontinued operations, net of tax	(37,179)	(6,796)	(30,383)	*
Net income (loss)	625,740	1,515,578	(889,838)	(58.7)
Less: Net income (loss) attributable to noncontrolling interest	(10,947)	(329)	(10,618)	*
Net income (loss) attributable to DISH Network	$636,687	$1,515,907	$(879,220)	(58.0)

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.056	13.967	0.089	0.6
Pay-TV subscriber additions, gross (in millions)	2.739	2.576	0.163	6.3
Pay-TV subscriber additions, net (in millions)	0.089	(0.166)	0.255	*
Pay-TV average monthly subscriber churn rate	1.57%	1.63%	(0.06)%	(3.7)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$784	$770	$14	1.8
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$76.98 **	$76.43 **	$0.55	0.7
Broadband subscribers, as of period end (in millions)	0.183	0.105	0.078	74.3
Broadband subscriber additions, gross (in millions)	0.121	0.030	0.091	*
Broadband subscriber additions, net (in millions)	0.078	(0.005)	0.083	*
Adjusted EBITDA	$2,407,486	$3,849,755	$(1,442,269)	(37.5)

*    Percentage is not meaningful.

**      For the years ended December 31, 2012 and 2011, Pay-TV ARPU has been adjusted by $0.12 and $0.02, respectively, to exclude the effect of discontinued operations.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  DISH added approximately 89,000 net Pay-TV subscribers during the year ended December 31, 2012, compared to a loss of approximately 166,000 net Pay-TV subscribers during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our average monthly Pay-TV churn rate and higher gross new Pay-TV subscriber activations due primarily to increased advertising associated with our Hopper set-top box.  During the year ended December 31, 2012, DISH activated approximately 2.739 million gross new Pay-TV subscribers compared to approximately 2.576 million gross new Pay-TV subscribers during the same period in 2011, an increase of 6.3%.

Our gross new Pay-TV subscriber activations continued to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Telecommunications companies continued to grow their pay-TV customer bases.  In addition, our gross new Pay-TV subscriber activations continued to be adversely affected by sustained economic weakness and uncertainty.

Our average monthly Pay-TV churn rate for the year ended December 31, 2012 was 1.57% compared to 1.63% for the same period in 2011.  Our Pay-TV churn rate was positively impacted in part because we did not have a programming package price increase in the first quarter 2012, but did during the same period in 2011.  While Pay-TV churn improved compared to the same period in 2011, churn continued to be adversely affected by the increased competitive pressures discussed above.  Our Pay-TV churn rate was also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, the aggressiveness of competitor subscriber acquisition efforts, and our ability to control piracy and other forms of fraud.

Broadband subscribers.  DISH added approximately 78,000 net Broadband subscribers during the year ended December 31, 2012, compared to a loss of approximately 5,000 net Broadband subscribers during the same period in 2011.  This increase versus the same period in 2011 primarily resulted from higher gross new Broadband subscriber activations driven by increased advertising associated with the launch of dishNET branded broadband services on September 27, 2012.  During the year ended December 31, 2012, DISH activated approximately 121,000 gross new Broadband subscribers compared to approximately 30,000 gross new Broadband subscribers during the same period in 2011.

The pace of net broadband subscriber activations increased in the fourth quarter primarily driven by increased advertising associated with the launch of dishNET branded broadband services.  Of the 2012 net broadband subscriber activations, 34,000 occurred during the nine months ended September 30, 2012 and 44,000 occurred during the three months ended December 31, 2012.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $13.065 billion for the year ended December 31, 2012, an increase of $93 million or 0.7% compared to the same period in 2011.  The change in “Subscriber-related revenue” from the previous year was primarily related to the increase in Pay-TV ARPU discussed below.  Included in “Subscriber-related revenue” was $95 million and $81 million of revenue related to our broadband services for the years ended December 31, 2012 and 2011, respectively.

Pay-TV ARPU.  “Pay-TV average monthly revenue per subscriber” was $76.98 during the year ended December 31, 2012 versus $76.43 during the same period in 2011.  The $0.55 or 0.7% increase in Pay-TV ARPU was primarily attributable to higher hardware related revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $7.254 billion during the year ended December 31, 2012, an increase of $409 million or 6.0% compared to the same period in 2011.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $51 million and $33 million of expense related to our broadband services for the years ended December 31, 2012 and 2011, respectively.  “Subscriber-related expenses” represented 55.5% and 52.8% of “Subscriber-related revenue” during the years ended December 31, 2012 and 2011, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.687 billion for the year ended December 31, 2012, an increase of $182 million or 12.1% compared to the same period in 2011.  This increase was primarily

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

attributable to the increase in gross new subscriber activations and SAC described below.  Included in “Subscriber acquisition costs” was $46 million and $1 million of expenses related to our broadband services for the years ended December 31, 2012 and 2011, respectively.

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

Our Pay-TV SAC calculation did not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that was made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the years ended December 31, 2012 and 2011, these amounts totaled $140 million and $96 million, respectively.

General and administrative expenses.  “General and administrative expenses” totaled $722 million during the year ended December 31, 2012, an $85 million or 13.3% increase compared to the same period in 2011.  This increase was primarily due to increased costs related to our wireless and broadband operations during 2012 and increased pay-TV expenses associated with personnel, infrastructure and non-cash stock-based compensation expense.

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

Depreciation and amortization.  “Depreciation and amortization” expense totaled $964 million during the year ended December 31, 2012, a $52 million or 5.7% increase compared to the same period in 2011.  This change in “Depreciation and amortization” expense was primarily due to $68 million of depreciation expense related to the 148 degree orbital location in 2012 and an increase in depreciation expense associated with additional assets which were placed in service to support DISH Network, partially offset by a decrease in depreciation expense on equipment leased to subscribers.  See Note 8 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further information.

Interest income.  “Interest income” totaled $99 million during the year ended December 31, 2012, an increase of $65 million compared to the same period in 2011.  This increase principally resulted from higher percentage returns earned on our cash and marketable investment securities and higher average cash and marketable investment securities balances during the year ended December 31, 2012.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $536 million during the year ended December 31, 2012, a decrease of $22 million or 3.9% compared to the same period in 2011.  This change primarily resulted from capitalized interest of $106 million related to our wireless spectrum, partially offset by the net interest expense associated with the issuances and redemption of our senior notes during 2012 and 2011.

Other, net.  “Other, net” income totaled $174 million during the year ended December 31, 2012, an increase of $165 million compared to the same period in 2011.  This change primarily resulted from a $99 million non-cash gain related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction during the first quarter 2012 and an increase in net gains on the sale of marketable investment securities of $96 million, partially offset by an increase in impairment charges of $32 million

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

during 2012.  See Note 6 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further information.

Adjusted earnings before interest, taxes, depreciation and amortization.  Adjusted EBITDA was $2.407 billion during the year ended December 31, 2012, a decrease of $1.442 billion or 37.5% compared to the same period in 2011.  Adjusted EBITDA for year ended December 31, 2012 was unfavorably impacted by $730 million of litigation expense related to the Voom Settlement Agreement and an increase in “Subscriber-related expense.”  Adjusted EBITDA for the year ended December 31, 2011 was favorably impacted by the reversal of $341 million of “Litigation expense” related to the April 29, 2011 settlement agreement with TiVo, which had been previously recorded as an expense prior to the first quarter 2011.  The following table reconciles Adjusted EBITDA to the accompanying financial statements.

	For the Years Ended December 31,
	2012	2011
	(In thousands)
Adjusted EBITDA	$2,407,486	$3,849,755
Interest expense, net	(437,145)	(524,084)
Income tax (provision) benefit, net	(331,991)	(890,765)
Depreciation and amortization	(964,484)	(912,203)
Income (loss) from continuing operations attributable to DISH Network	$673,866	$1,522,703
Plus: Income (loss) from discontinued operations, net of tax	(37,179)	(6,796)
Net income (loss) attributable to DISH Network	$636,687	$1,515,907

Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the pay-TV industry.  Conceptually, Adjusted EBITDA measures the amount of income from continuing operations generated each period that could be used to service debt, pay taxes and fund capital expenditures.  Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Income tax (provision) benefit, net.  Our income tax provision was $332 million during the year ended December 31, 2012, a decrease of $559 million compared to the same period in 2011.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes” and a decrease in our effective tax rate.  Our effective tax rate was positively impacted by the change in our valuation allowances against certain deferred tax assets that are capital in nature.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of December 31, 2013, our cash, cash equivalents and current marketable investment securities totaled $9.739 billion compared to $7.205 billion as of December 31, 2012, an increase of $2.534 billion.  This increase in cash, cash equivalents and current marketable investment securities primarily resulted from net proceeds of $2.292 billion from the issuance in April 2013 of our 4 1/4% Senior Notes due 2018 and 5 1/8% Senior Notes due 2020 and cash generated from continuing operations of $2.309 billion, partially offset by the repurchases and redemption of $500 million of our 7% Senior Notes due 2013 and capital expenditures of $1.253 billion.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following discussion highlights our cash flow activities during the years ended December 31, 2013, 2012 and 2011.

Adjusted Free Cash Flow

We define adjusted free cash flow as “Net cash flows from operating activities from continuing operations” less “Purchases of property and equipment,” as shown on our Consolidated Statements of Cash Flows.  We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions and for certain other activities.  Adjusted free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income,” “Net income,” “Net cash flows from operating activities” or any other measure determined in accordance with GAAP.  Since adjusted free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure “Net cash flows from operating activities from continuing operations.”

During the years ended December 31, 2013, 2012 and 2011, adjusted free cash flow was significantly impacted by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities from continuing operations” and “Net cash flows from investing activities from continuing operations” sections, respectively, of our Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that adjusted free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, adjusted free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, and other factors.

The following table reconciles adjusted free cash flow to “Net cash flows from operating activities from continuing operations.”

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Adjusted free cash flow	$1,055,698	$1,058,384	$1,859,002
Add back:
Purchase of property and equipment	1,253,499	945,334	760,158
Net cash flows from operating activities from continuing operations	$2,309,197	$2,003,718	$2,619,160

The decrease in adjusted free cash flow from 2012 to 2013 of $3 million primarily resulted from an increase in “Purchases of property and equipment” of $308 million, partially offset by an increase in “Net cash flows from operating activities from continuing operations” of $305 million.  The increase in “Purchases of property and equipment” in 2013 was primarily attributable to an increase in expenditures for equipment under our lease programs for new and existing Pay-TV and Broadband subscribers and an increase in satellite construction and other corporate capital expenditures.  The increase in “Net cash flows from operating activities from continuing operations” was primarily attributable to a $243 million increase of income from continuing operations adjusted to exclude non-cash charges for “Impairment of long-lived assets,” “Depreciation and amortization” expense, “Deferred tax expense (benefit)” and “Realized and unrealized losses (gains) on investments.” The income from continuing operations in 2012 was negatively impacted by $676 million of payments for the Voom Settlement Agreement.  See Note 16 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.  In addition, this change was attributable to the increase in cash resulting from changes in operating assets and liabilities principally attributable to timing differences between book expense and tax payments.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The decrease in adjusted free cash flow from 2011 to 2012 of $801 million primarily resulted from a decease in “Net cash flows from operating activities from continuing operations” of $615 million and an increase in “Purchases of property and equipment” of $185 million.  The decrease in “Net cash flows from operating activities from continuing operations” was primarily attributable to a $1.210 billion decrease of income from continuing operations adjusted to exclude non-cash charges for “Deferred tax expense (benefit),” “Realized and unrealized losses (gains) on investments,” and “Depreciation and amortization” expense, which includes the negative impact of $676 million of payments for the Voom Settlement Agreement in 2012.  See Note 16 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.  This decrease was partially offset by a $580 million increase in cash resulting from changes in operating assets and liabilities.  The increase in cash resulting from changes in operating assets and liabilities is principally attributable to the unfavorable impact in 2011 of the settlement of the TiVo litigation and timing differences between book expense and tax payments.  The increase in “Purchases of property and equipment” in 2012 was primarily attributable to an increase in satellite construction and other corporate capital expenditures.

On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted, which provided for a bonus depreciation deduction of 100% of the cost of our qualified capital expenditures from September 8, 2010 through December 31, 2011.  During the year ended December 31, 2011, our “Deferred income tax expense (benefit)” recorded as a non-cash adjustment to income from continuing operations on our Consolidated Statements of Cash Flows increased $406 million compared to the same period in 2010.  This change is primarily associated with equipment-related temporary differences as a result of bonus depreciation deductions available in 2011.

Cash flows from operating activities from continuing operations.  We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base and to expand our infrastructure.  For the years ended December 31, 2013, 2012 and 2011, we reported “Net cash flows from operating activities from continuing operations” of $2.309 billion, $2.004 billion, and $2.619 billion, respectively.  See discussion of changes in “Net cash flows from operating activities from continuing operations” included in “Adjusted free cash flow” above.

Cash flows from investing activities from continuing operations.  Our investing activities generally include purchases and sales of marketable investment securities, acquisitions, strategic investments and cash used to grow our subscriber base and expand our infrastructure.  For the years ended December 31, 2013, 2012 and 2011, we reported “Net cash outflows from investing activities from continuing operations” of $3.035 billion, $3.004 billion and $2.783 billion, respectively.  During the years ended December 31, 2013, 2012 and 2011, capital expenditures for new and existing pay-TV customer equipment totaled $852 million, $703 million and $701 million, respectively.  During the years ended December 31, 2013 and 2012, capital expenditures for new and existing broadband customer equipment totaled $77 million and $24 million, respectively, of which $74 million and $22 million was for new broadband customer equipment.  During the year ended December 31, 2011, capital expenditures for broadband customer equipment were immaterial.

The increase in “Net cash outflows from investing activities from continuing operations” from 2012 to 2013 of $31 million primarily related to a decrease in net purchases of marketable investment securities of $568 million, partially offset by an increase in capital expenditures of $308 million and other investing activities.  The increase in capital expenditures included $202 million associated with our Pay-TV and Broadband subscriber acquisition and retention lease programs, $56 million for satellites and $50 million of other corporate capital expenditures.

The increase in “Net cash outflows from investing activities from continuing operations” from 2011 to 2012 of $221 million primarily related to net purchases of marketable investment securities of $2.728 billion and an increase in capital expenditures of $185 million, partially offset by a decrease in net purchases of strategic investments of $2.755 billion.  The increase in capital expenditures included $37 million for satellites, $26 million associated with our Pay-TV and Broadband subscriber acquisition and retention lease programs and $122 million of other corporate capital expenditures.  The decrease in net purchases of strategic investments primarily resulted from our 2011 investments in DBSD North America of $1.139 billion and in TerreStar of $1.345 billion.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cash flows from financing activities from continuing operations.  Our financing activities generally include net proceeds related to the issuance of long-term debt, cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations, dividends paid on our Class A and Class B common stock and repurchases of our Class A common stock.  For the years ended December 31, 2013, 2012 and 2011, we reported “Net cash inflows from financing activities from continuing operations” of $1.852 billion, $4.004 billion and $94 million, respectively.

The net cash inflows in 2013 primarily resulted from net proceeds of $2.292 billion from the issuance in April 2013 of our 4 1/4% Senior Notes due 2018 and 5 1/8% Senior Notes dues 2020, partially offset by the repurchases and redemption of our 7% Senior Notes due 2013 of $500 million.

The net cash inflows in 2012 primarily related to the net proceeds of $4.387 billion from the issuance of our 5 7/8% Senior Notes due 2022, our 4 5/8% Senior Notes due 2017 and our 5% Senior Notes due 2023, partially offset by the $453 million dividend paid in cash on our Class A and Class B common stock.

The net cash inflows in 2011 primarily related to the net proceeds of $1.973 billion from the issuance of our 6 3/4% Senior Notes due 2021 partially offset by the repurchases and redemption of our 6 3/8% Senior Notes due 2011 of $1.0 billion and the $893 million dividend paid in cash on our Class A and Class B common stock.

Other Liquidity Items

Subscriber Base

DISH added approximately 1,000 net Pay-TV subscribers during the year ended December 31, 2013, compared to the addition of approximately 89,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 primarily resulted from lower gross new Pay-TV subscriber activations.   See “Results of Operations” above for further discussion.  There are a number of factors that impact our future cash flow compared to the cash flow we generate at any given point in time, including our Pay-TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  As we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.

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

Security Systems

Increases in theft of our signal or our competitors’ signals could, in addition to reducing gross new subscriber activations, also cause subscriber churn to increase.  We use Security Access Devices in our receiver systems to control access to authorized programming content.  Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult.  It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft.  During 2009, we completed the replacement of our Security Access Devices and re-secured our system.  We expect additional future replacements of these devices will be necessary to keep our system secure.  We cannot ensure that we will be

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

Stock Repurchases

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our Class A common stock.  On November 5, 2013, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of outstanding shares of our Class A common stock through and including December 31, 2014.  As of December 31, 2013, we may repurchase up to $1.0 billion under this plan.  During the years ended December 31, 2013, 2012 and 2011, there were no repurchases of our Class A common stock.

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

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2013, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Long-term debt obligations	$13,430,769	$1,007,851	$758,232	$1,506,742	$906,975	$1,207,269	$8,043,700
Capital lease obligations	220,115	27,042	27,372	30,058	32,993	36,175	66,475
Interest expense on long-term debt and capital lease obligations	4,740,541	839,650	742,084	656,798	600,634	530,523	1,370,852
Satellite-related obligations	1,957,898	386,086	335,625	230,138	225,464	225,246	555,339
Operating lease obligations from continuing operations	179,355	45,868	36,205	31,792	15,150	8,438	41,902
Purchase obligations	3,051,767	1,858,654	444,657	322,254	165,059	136,059	125,084
Total	$23,580,445	$4,165,151	$2,344,175	$2,777,782	$1,946,275	$2,143,710	$10,203,352

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

On February 20, 2014, we entered into agreements with EchoStar to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, we will transfer to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a wholly-owned subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV, including related in-orbit incentive obligations and interest payments of approximately $59 million) and approximately $11 million in cash in exchange for shares of a series of preferred tracking stock issued by EchoStar and shares of a series of preferred tracking stock issued by HSSC; and (ii) beginning on March 1, 2014, we will lease back certain satellite capacity on these five satellites (collectively, the “Satellite and Tracking Stock Transaction”).  The Satellite and Tracking Stock Transaction with EchoStar for EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV will result in operating lease obligations of $148 million due 2014, $175 million due 2015, $123 million due 2016, $102 million due 2017, $102 million due 2018 and $329 million due thereafter.  These obligations are not included in the table above.  The Satellite and Tracking Stock Transaction with EchoStar for EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV will also result in a reduction of our long-term debt obligations associated with our in-orbit incentive payments of $5 million due 2014, $5 million due 2015, $4 million due 2016, $4 million due 2017, $4 million due 2018 and $22 million due thereafter and a reduction in our interest expense associated with our in-orbit incentive payments of $3 million due 2014, $2 million due 2015, $2 million due 2016, $2 million due 2017, $1 million due 2018 and $5 million due thereafter.  See Note 21 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of our Subsequent Events.

In addition, the table above does not include $151 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 12 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, and are included on our Consolidated Balance Sheets as of December 31, 2013.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

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

Purchase Obligations

Our 2014 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, satellite and transponder leases, engineering services, and products and services related to the operation of our DISH branded pay-TV service.  Our purchase obligations also include certain fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

Future Capital Requirements

We expect to fund our future working capital, capital expenditure and debt service requirements from cash generated from operations, existing cash and marketable investment securities balances, and cash generated through raising additional capital.  The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.  The majority of our capital expenditures for 2014 are expected to be driven by the costs associated with subscriber premises equipment and capital expenditures for our satellite-related obligations.  These expenditures are necessary to operate and maintain our pay-TV service.  Consequently, we consider them to be non-discretionary.  The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives, including our plans to expand our national HD offerings and other strategic opportunities that may arise from time to time.  Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time, and could increase materially as a result of increased competition, significant satellite failures, or sustained economic weakness.  These factors could require that we raise additional capital in the future.

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

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with the AWS-4 licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our AWS-4 authorizations to, among other things, allow us to offer single-

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  That order imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  That order also mandated certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, we were required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).  On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”).  If we fail to meet the AWS-4 Interim Build-Out Requirement, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If we fail to meet the Modified AWS-4 Final Build-Out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement may terminate.

The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 spectrum licenses to allow us to repurpose 20 MHz of our uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Downlink Waiver”). The AWS-4 Downlink Waiver and the Modified AWS-4 Final Build-Out Requirement are conditioned upon us bidding at least a net clearing price equal to the aggregate reserve price of $1.56 billion in the auction of wireless spectrum known as the “H Block.”  The auction commenced January 22, 2014.  Under the FCC’s anti-collusion and anonymous bidding rules for this auction, we are not permitted to disclose publicly our interest level or activity level in the auction, if any, at this time.  If we fail to meet this bidding condition, or if we fail to notify the FCC whether we intend to use our uplink spectrum for downlink by June 20, 2016, the AWS-4 Downlink Waiver will terminate, and the Modified AWS-4 Final Build-Out Requirement will revert back to the AWS-4 Final Build-Out Requirement.  The FCC has adopted rules for the H Block spectrum band that is adjacent to our AWS-4 spectrum licenses.  Depending on the outcome of the standard-setting process for the H Block and our ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact the remaining 15 MHz of our uplink spectrum (2005-2020 MHz), which may have a material adverse effect on our ability to commercialize the AWS-4 licenses.

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

we fail to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and we could face the reduction of license area(s).  If we fail to meet the Modified 700 MHz Final Build-Out Requirement, our authorization may terminate for the geographic portion of each license in which we are not providing service.

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

•                  Capitalized premise equipment.  Since we retain ownership of certain equipment provided pursuant to our subscriber equipment lease programs for Pay-TV and Broadband subscribers, we capitalize and depreciate equipment costs that would otherwise be expensed at the time of sale.  Such capitalized costs are depreciated over the estimated useful life of the equipment, which is based on, among other things, management’s judgment of the risk of technological obsolescence.  Because of the inherent difficulty of making this estimate, the estimated useful life of capitalized equipment may change based on, among other things, historical experience and changes in technology as well as our response to competitive conditions.  Changes in estimated useful life may impact “Depreciation and amortization” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  For example, if we had decreased the estimated useful life of our capitalized subscriber equipment by one year, annual 2013 depreciation expense would have increased by approximately $98 million.

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

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We make certain assumptions related to expected maturity date, credit and interest rate risk based upon market conditions and prior experience.  As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.  In addition, changes in the underlying assumptions used in the fair value measurement technique, including liquidity risks, and estimate of future cash flows, could significantly affect these fair value estimates, which could have a material adverse impact on our financial condition and results of operations.  For example, as of December 31, 2013, we held $134 million of securities that lack observable market quotes, and a 10% decrease in our estimated fair value of these securities would result in a decrease of the reported amount by approximately $13 million.

•                  Valuation of long-lived assets.  We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review.  We evaluate our DBS satellite fleet for recoverability as one asset group.  See Note 2 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.  The carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying value.  In that event, a loss will be recorded in a new line item entitled “Impairments of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying value exceeds the fair value of the long-lived asset or asset group.  Fair value is determined primarily using the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved.  Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced for estimated selling costs.  Among other reasons, changes in estimates of future cash flows could result in a write-down of the asset in a future period.

•                  Valuation of intangible assets with indefinite lives.  We evaluate the carrying value of intangible assets with indefinite lives annually, and also when events and circumstances warrant.  We use estimates of fair value to determine the amount of impairment, if any, of recorded intangible assets with indefinite lives.  Fair value is determined using the estimated future cash flows, discounted at a rate commensurate with the risk involved or the market approach.  While our impairment tests in 2013 indicated the fair value of our intangible assets exceeded their carrying amounts, significant changes in our estimates of future cash flows or market data could result in a write-down of intangible assets with indefinite lives in a future period, which will be recorded in a new line item entitled “Impairments of long-lived assets,” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and could be material to our consolidated results of operations and financial condition.  Based on the methodology utilized to test for impairment a 10% decrease in the estimated future cash flows or market value of comparable assets and/or, a 10% increase in the discount rate used in estimating the fair value of these assets (while all other assumptions remain unchanged) would not result in these assets being impaired.

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

Item 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•                  Contingent liabilities.  A significant amount of management judgment is required in determining when, or if, an accrual should be recorded for a contingency and the amount of such accrual.  Estimates generally are developed in consultation with counsel and are based on an analysis of potential outcomes.  Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period to “General and administrative expenses” or “Litigation expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) that would be material to our consolidated results of operations and financial condition.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2013, our cash, cash equivalents and current marketable investment securities had a fair value of $9.739 billion.  Of that amount, a total of $9.205 billion was invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our December 31, 2013 current non-strategic investment portfolio of $9.205 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2013 of 0.5%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2013 would result in a decrease of approximately $4 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2013, we held strategic and financial debt and equity investments in public companies with a fair value of $534 million for strategic and financial purposes, which are highly speculative and have experienced and continue to experience volatility.  As of December 31, 2013, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in our investment portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $53 million in the fair value of these investments.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of December 31, 2013, we had $95 million of restricted cash and marketable investment securities invested in:  (a) cash;  (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our December 31, 2013 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Noncurrent Auction Rate and Other Investment Securities

As of December 31, 2013, we held investments in ARS and other investment securities of $134 million, which are reported at fair value.  Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS investments.  As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature, and therefore interest rate risk associated with these securities is mitigated.  A hypothetical 10% adverse change in the price of these investments would result in a decrease of approximately $13 million in the fair value of these investments.

Long-Term Debt

As of December 31, 2013, we had long-term debt of $13.431 billion, excluding capital lease obligations, on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $14.047 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $319 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt or raise additional debt.  As of December 31, 2013, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $82 million.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives.  As of December 31, 2013, we held derivative financial instruments indexed to the trading price of common equity securities with a fair value of $293 million.  The fair value of the derivative financial instruments is dependent on the trading price of the indexed common equity which may be volatile and vary depending on, among other things, the issuer’s financial and operational performance and market conditions.  A hypothetical 10% adverse change in the market value of the underlying common equity securities would result in a decrease of approximately $29 million in the fair value of these investments.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B.    OTHER INFORMATION

Entry into a Material Definitive Agreement

Satellite and Tracking Stock Transaction with EchoStar.  To improve our position in the growing consumer satellite broadband market, among other reasons, on February 20, 2014, we entered into agreements with EchoStar to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, we will transfer to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a wholly-owned subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV, including related in-orbit incentive obligations and interest payments of approximately $59 million) and approximately $11 million in cash in exchange for shares of a series of preferred tracking stock issued by EchoStar and shares of a series of preferred tracking stock issued by HSSC; and (ii) beginning on March 1, 2014, we will lease back certain satellite capacity on these five satellites (collectively, the “Satellite and Tracking Stock Transaction”).  The Satellite and Tracking Stock Transaction with EchoStar for EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV will result in operating lease obligations of $148 million due 2014, $175 million due 2015, $123 million due 2016, $102 million due 2017, $102 million due 2018 and $329 million due thereafter.  The Satellite and Tracking Stock Transaction with EchoStar for EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV will also result in a reduction of our long-term debt obligations associated with our in-orbit incentive payments of $5 million due 2014, $5 million due 2015, $4 million due 2016, $4 million due 2017, $4 million due 2018 and $22 million due thereafter and a reduction in our interest expense associated with our in-orbit incentive payments of $3 million due 2014, $2 million due 2015, $2 million due 2016, $2 million due 2017, $1 million due 2018 and $5 million due thereafter.  Since these agreements are among entities under common control, we will record the Tracking Stock at EchoStar and HSSC’s historical cost basis for those instruments.  Any difference between the historical cost basis of the Tracking Stock received and the net carrying value of the five satellites included in the Satellite and Tracking Stock Transaction will be recorded as a capital transaction in “Additional paid-in capital” on our Consolidated Balance Sheet.  The Tracking Stock will be accounted for on a cost basis.  The Satellite and Tracking Stock Transaction is further described below:

Transaction Agreement.  On February 20, 2014, DISH Operating L.L.C. (“DOLLC”) and DISH Network L.L.C. (“DNLLC”, together with DOLLC, the “DISH Investors”) and EchoStar XI Holding L.L.C., all indirect wholly-owned subsidiaries of DISH Network, entered into a Transaction Agreement (the “Transaction Agreement”) with EchoStar, HSSC and Alpha Company LLC, a wholly-owned subsidiary of EchoStar, pursuant to which, on March 1, 2014, we will, among other things, transfer to EchoStar and HSSC five of our satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV, including related in-orbit incentive obligations and interest payments of approximately $59 million) and approximately $11 million in cash in exchange for an aggregate of 6,290,499 shares of preferred tracking stock issued by EchoStar and 81.128 shares of preferred tracking stock issued by HSSC (collectively, the “Tracking Stock”).  The Tracking Stock will generally track the residential retail satellite broadband business of Hughes Network Systems, LLC, a wholly-owned subsidiary of HSSC (“Hughes”), including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”).  The shares of the Tracking Stock issued to the DISH Investors will represent an aggregate 80% economic interest in the Hughes Retail Group.  The Transaction Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

Satellite Capacity Leased from EchoStar.  On February 20, 2014, we entered into satellite capacity agreements with certain subsidiaries of EchoStar, pursuant to which, beginning March 1, 2014, we will, among other things, lease certain satellite capacity on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  The total fees for the services provided under each satellite capacity agreement depends, among other things, upon the number of transponders on the applicable satellite and the length of the lease.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

Investor Rights Agreement.   On February 20, 2014, EchoStar, HSSC and the DISH Investors also entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with respect to the Tracking Stock.  The Investor Rights Agreement provides, among other things, certain information and consultation rights for the DISH Investors; certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfers of the Tracking Stock for one year, with continuing transfer restrictions (including a right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to EchoStar in connection with a change of control of DISH Network and a right to require EchoStar to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions); certain registration rights; certain obligations to provide conversion and exchange rights of the Tracking Stock under certain circumstances; and certain protective covenants afforded to holders of the Tracking Stock.  The Investor Rights Agreement generally will terminate as to the DISH Investors at such time as the DISH Investors no longer hold any shares of the HSSC-issued Tracking Stock and any registrable securities under the Investor Rights Agreement.

PART III

Item 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 20 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.              EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

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

4.5*

Indenture, relating to the 7 7/8% Senior Notes Due 2019, dated as of August 17, 2009 between DISH DBS Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 18, 2009, Commission File No. 0-26176).

4.6*

Indenture, relating to the 6.75% Senior Notes due 2021, dated as of May 5, 2011, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011, Commission File No. 000-26176).

4.7*

Indenture, relating to the 4 5/8% Senior Notes due 2017, dated as of May 16, 2012 between DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 16, 2012, Commission File No. 0-26176).

4.8*

Indenture, relating to the 5 7/8% Senior Notes due 2022, dated as of May 16, 2012 between DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed May 16, 2012, Commission File No. 0-26176).

4.9*

Indenture, relating to the 5% Senior Notes due 2023, dated as of December 27, 2012 between DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed December 27, 2012, Commission File No. 0-26176).

4.10*

Indenture, relating to the 5.125% Senior Notes due 2020, dated as of April 5, 2013, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed April 5, 2013, Commission File No. 0-26176).

4.11*

Indenture, relating to the 4.250% Senior Notes due 2018, dated as of April 5, 2013, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed April 5, 2013, Commission File No. 0-26176).

10.1*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.2*

Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2003, Commission File No. 0-26176).***

10.3*

Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176). ***

10.4*

Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176). ***

10.5*

Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ***

10.6*

Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ***

10.7*

Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ***

10.8*

Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ***

10.9*

Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ***

10.10*

Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176). ***

10.11*

Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176). ***

10.12*

Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ***

10.13*

Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ***

10.14*

Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ***

10.15*

Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ***

10.16*

Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ***

10.17*

Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2005, Commission File No. 0-26176).**

10.18*

Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176). ***

10.19*

Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176). ***

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

10.26*

Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.27*

Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.28*

Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 2.1 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.29*

Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.2 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.30*

Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.31*

Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.32*

Management Services Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.5 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.33*

Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to the Amendment No. 2 to Form 10 of EchoStar Corporation filed December 26, 2007, Commission File No. 001-33807).

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

10.36*

Description of the 2008 Long-Term Incentive Plan dated December 22, 2008 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2008, Commission File No. 0-26176). **

10.37*

DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.38*

Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference to Appendix B to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.39*

Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference to Appendix C to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.40*

Amended and Restated DISH Network Corporation 1995 Stock Incentive Plan (incorporated by reference to Appendix D to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.41*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.42*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.31 to the Quarterly Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.43*

Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).***

10.44*

Allocation Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).

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

10.47*

EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference from Exhibit 10.36 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.48*

Assignment of Rights Under Launch Service Contract from EchoStar Corporation to DISH Orbital II L.L.C. (incorporated by reference from Exhibit 10.37 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

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

10.52*

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

10.53*

Cost Allocation Agreement, dated April 29, 2011, between EchoStar and DISH Network (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2011, Commission File No. 001-33807).

10.54*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807).***

10.55*

QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.56*

Receiver Agreement dated January 1, 2012 between Echosphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176).***

10.57*

Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176).***

10.58*

Confidential Settlement Agreement and Release dated as of October 21, 2012 by and between Voom HD Holdings LLC and CSC Holdings, LLC, on the other hand, and DISH Network L.L.C., on the other hand, and for certain limited purposes, DISH Media Holdings Corporation, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2012, Commission File No. 0-26176).***

10.59*

Description of the 2013 Long-Term Incentive Plan dated November 30, 2012 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 6, 2012, Commission File No. 000-26176).**

10.60*

Amendment to EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. dated December 21, 2012 (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2012, Commission File No. 0-26176).***

21☐	Subsidiaries of DISH Network Corporation.

23☐	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24☐

Power of Attorney authorizing R. Stanton Dodge as signatory for Charles W. Ergen, George R. Brokaw, James DeFranco, Cantey M. Ergen, Steven R. Goodbarn, Charles M. Lillis, David K. Moskowitz, Tom A. Ortolf and Carl E. Vogel.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101

The following materials from the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2013, filed on February 21, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date:  February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Clayton	President and Chief Executive Officer and Director	February 21, 2014
Joseph P. Clayton	(Principal Executive Officer)

/s/ Robert E. Olson	Executive Vice President and Chief Financial Officer	February 21, 2014
Robert E. Olson	(Principal Financial and Accounting Officer)

*	Chairman	February 21, 2014
Charles W. Ergen

*	Director	February 21, 2014
George R. Brokaw

*	Director	February 21, 2014
James DeFranco

*	Director	February 21, 2014
Cantey M. Ergen

*	Director	February 21, 2014
Steven R. Goodbarn

*	Director	February 21, 2014
Charles M. Lillis

*	Director	February 21, 2014
David K. Moskowitz

*	Director	February 21, 2014
Tom A. Ortolf

*	Director	February 21, 2014
Carl E. Vogel

* By:	/s/ R. Stanton Dodge
R. Stanton Dodge
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DISH Network Corporation:

We have audited the accompanying consolidated balance sheets of DISH Network Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2013.  We also have audited DISH Network Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  DISH Network Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on DISH Network Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DISH Network Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, DISH Network Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the COSO.

/s/ KPMG LLP

Denver, Colorado
February 21, 2014

DISH NETWORK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$4,700,022	$3,573,742
Marketable investment securities (Note 6)	5,039,382	3,631,637
Trade accounts receivable - other, net of allowance for doubtful accounts of $15,981 and $13,834, respectively	902,416	833,755
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	55,102	26,960
Inventory	512,707	465,584
Deferred tax assets (Note 12)	129,864	93,767
Prepaid income taxes	118,021	110,608
Current assets - discontinued operations (Note 10)	68,239	237,986
Derivative financial instruments (Note 2)	292,507	—
Other current assets	495,186	85,114
Total current assets	12,313,446	9,059,153

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 6)	94,861	133,643
Property and equipment, net (Note 8)	4,097,711	4,366,629
FCC authorizations	3,296,665	3,296,665
Marketable and other investment securities (Note 6)	151,273	119,051
Noncurrent assets - discontinued operations (Note 10)	9,965	39,155
Other noncurrent assets, net	411,707	365,312
Total noncurrent assets	8,062,182	8,320,455
Total assets	$20,375,628	$17,379,608

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$281,932	$229,566
Trade accounts payable - EchoStar	355,023	281,867
Deferred revenue and other	843,386	839,888
Accrued programming	1,242,129	1,093,000
Accrued interest	232,734	224,383
Litigation accrual (Note 16)	—	70,999
Other accrued expenses	512,081	483,943
Current liabilities - discontinued operations (Note 10)	49,471	163,536
Current portion of long-term debt and capital lease obligations (Note 11)	1,034,893	537,285
Total current liabilities	4,551,649	3,924,467

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion (Note 11)	12,615,991	11,350,399
Deferred tax liabilities (Note 12)	1,945,690	1,674,635
Long-term liabilities - discontinued operations (Note 10)	19,804	11,198
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	245,489	347,281
Total long-term obligations, net of current portion	14,826,974	13,383,513
Total liabilities	19,378,623	17,307,980

Commitments and Contingencies (Note 16)

Stockholders’ Equity (Deficit)(Note 13):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 275,950,537 and 270,613,262 shares issued, 219,832,277 and 214,495,002 shares outstanding, respectively	2,760	2,706
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	2,588,224	2,440,626
Accumulated other comprehensive income (loss)	173,872	188,803
Accumulated earnings (deficit)	(220,701)	(1,028,193)
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	977,080	36,867
Noncontrolling interest	19,925	34,761
Total stockholders’ equity (deficit)	997,005	71,628
Total liabilities and stockholders’ equity (deficit)	$20,375,628	$17,379,608

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Revenue:
Subscriber-related revenue	$13,764,774	$13,064,936	$12,972,152
Equipment sales and other revenue	94,855	98,480	65,437
Equipment sales, services and other revenue - EchoStar	45,236	17,918	36,474
Total revenue	13,904,865	13,181,334	13,074,063

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	7,818,061	7,254,458	6,845,611
Satellite and transmission expenses:
EchoStar	494,240	424,543	441,541
Other	41,301	41,697	39,806
Cost of sales - equipment, services and other	91,902	97,965	80,372
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	281,772	267,133	249,440
Other subscriber acquisition costs	1,561,098	1,420,194	1,255,691
Total subscriber acquisition costs	1,842,870	1,687,327	1,505,131
General and administrative expenses - EchoStar	90,238	66,507	45,187
General and administrative expenses	686,473	655,538	592,178
Litigation expense (Note 16)	—	730,457	(316,949)
Depreciation and amortization (Note 8)	1,054,026	964,484	912,203
Impairment of long-lived assets (Note 8)	437,575	—	—
Total costs and expenses	12,556,686	11,922,976	10,145,080

Operating income (loss)	1,348,179	1,258,358	2,928,983

Other Income (Expense):
Interest income	148,865	99,091	33,882
Interest expense, net of amounts capitalized	(744,985)	(536,236)	(557,966)
Other, net	384,856	173,697	8,240
Total other income (expense)	(211,264)	(263,448)	(515,844)

Income (loss) before income taxes	1,136,915	994,910	2,413,139
Income tax (provision) benefit, net (Note 12)	(299,826)	(331,991)	(890,765)
Income (loss) from continuing operations	837,089	662,919	1,522,374
Income (loss) from discontinued operations, net of tax	(47,343)	(37,179)	(6,796)
Net income (loss)	789,746	625,740	1,515,578
Less: Income (loss) attributable to noncontrolling interest	(17,746)	(10,947)	(329)
Net income (loss) attributable to DISH Network	$807,492	$636,687	$1,515,907

Weighted-average common shares outstanding - Class A and B common stock:
Basic	456,044	450,264	445,434
Diluted	459,166	452,899	446,865

Earnings per share - Class A and B common stock:
Basic net income (loss) per share from continuing operations attributable to DISH Network	$1.87	$1.49	$3.41
Basic net income (loss) per share from discontinued operations	(0.10)	(0.08)	(0.01)
Basic net income (loss) per share attributable to DISH Network	$1.77	$1.41	$3.40

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$1.86	$1.49	$3.41
Diluted net income (loss) per share from discontinued operations	(0.10)	(0.08)	(0.02)
Diluted net income (loss) per share attributable to DISH Network	$1.76	$1.41	$3.39

Comprehensive Income (Loss):
Net income (loss)	$789,746	$625,740	$1,515,578
Other comprehensive income (loss):
Foreign currency translation adjustments	1,155	4,106	(9,139)
Unrealized holding gains (losses) on available-for-sale securities	123,233	265,785	(13,965)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(148,603)	(150,239)	11,790
Deferred income tax (expense) benefit, net	9,284	(12,892)	—
Total other comprehensive income (loss), net of tax	(14,931)	106,760	(11,314)
Comprehensive income (loss)	774,815	732,500	1,504,264
Less: Comprehensive income (loss) attributable to noncontrolling interest	(17,746)	(10,947)	(329)
Comprehensive income (loss) attributable to DISH Network	$792,561	$743,447	$1,504,593

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Treasury	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Stock	Interest	Total
Balance, December 31, 2010	$4,993	$2,171,799	$93,357	$(1,834,619)	$(1,569,459)	$486	$(1,133,443)
Issuance of Class A common stock:
Exercise of stock options	24	36,892	—	—	—	—	36,916
Employee benefits	13	24,791	—	—	—	—	24,804
Employee Stock Purchase Plan	1	3,078	—	—	—	—	3,079
Non-cash, stock-based compensation	—	31,511	—	—	—	10	31,521
Income tax (expense) benefit related to stock awards and other	—	5,934	—	—	—	—	5,934
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(2,175)	—	—	—	(2,175)
Foreign currency translation	—	—	(9,139)	—	—	—	(9,139)
Cash dividend on Class A and Class B common stock ($2.00 per share)	—	—	—	(893,278)	—	—	(893,278)
Acquisition of noncontrolling interest in subsidiary	—	—	—	—	—	1,200	1,200
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	(329)	(329)
Net income (loss) attributable to DISH Network	—	—	—	1,515,907	—	—	1,515,907
Balance, December 31, 2011	5,031	2,274,005	82,043	(1,211,990)	(1,569,459)	1,367	(419,003)
Issuance of Class A common stock:
Exercise of stock options	50	91,146	—	—	—	46	91,242
Employee benefits	8	22,272	—	—	—	—	22,280
Employee Stock Purchase Plan	1	3,609	—	—	—	—	3,610
Non-cash, stock-based compensation	—	40,719	—	—	—	251	40,970
Income tax (expense) benefit related to stock awards and other	—	8,875	—	—	—	—	8,875
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	115,546	—	—	—	115,546
Foreign currency translation	—	—	4,106	—	—	—	4,106
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(12,892)	—	—	—	(12,892)
Cash dividend on Class A and Class B common stock ($1.00 per share)	—	—	—	(452,890)	—	—	(452,890)
Disposition of noncontrolling interest in subsidiary	—	—	—	—	—	(668)	(668)
Assets contributed by EchoStar to DISH Digital Holding L.L.C.	—	—	—	—	—	44,712	44,712
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	(10,947)	(10,947)
Net income (loss) attributable to DISH Network	—	—	—	636,687	—	—	636,687
Balance, December 31, 2012	$5,090	$2,440,626	$188,803	$(1,028,193)	$(1,569,459)	$34,761	$71,628
Issuance of Class A common stock:
Exercise of stock options	46	71,997	—	—	—	—	72,043
Employee benefits	7	24,223	—	—	—	—	24,230
Employee Stock Purchase Plan	1	4,468	—	—	—	—	4,469
Non-cash, stock-based compensation	—	30,628	—	—	—	27	30,655
Income tax (expense) benefit related to stock awards and other	—	19,430	—	—	—	1	19,431
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(25,370)	—	—	—	(25,370)
Foreign currency translation	—	—	1,155	—	—	—	1,155
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	9,284	—	—	—	9,284
Capital distribution to EchoStar	—	(3,148)	—	—	—	—	(3,148)
Noncontrolling interest recognized with acquisition of a controlling interest in a subsidiary	—	—	—	—	—	2,882	2,882
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	(17,746)	(17,746)
Net income (loss) attributable to DISH Network	—	—	—	807,492	—	—	807,492
Balance, December 31, 2013	$5,144	$2,588,224	$173,872	$(220,701)	$(1,569,459)	$19,925	$997,005

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$789,746	$625,740	$1,515,578
Less: Income (loss) from discontinued operations, net of tax	(47,343)	(37,179)	(6,796)
Income (loss) from continuing operations	$837,089	$662,919	$1,522,374
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,054,026	964,484	912,203
Impairment of long-lived assets	437,575	—	—
Realized and unrealized losses (gains) on investments	(387,675)	(172,314)	(8,019)
Non-cash, stock-based compensation	29,730	39,327	31,213
Deferred tax expense (benefit) (Note 12)	126,194	369,224	607,813
Other, net	65,987	8,241	45,003
Changes in current assets and current liabilities:
Trade accounts receivable - other	(69,086)	(64,364)	19,175
Allowance for doubtful accounts	2,147	1,919	(17,735)
Advances (to) from discontinued operations	48,803	(34,075)	94,013
Prepaid income taxes	26,397	(110,608)	72,638
Trade accounts receivable - EchoStar	(28,142)	(2,284)	(2,031)
Inventory	(12,654)	85,321	(61,809)
Other current assets	(71,324)	27,222	1,241
Trade accounts payable	35,895	90,303	(31,204)
Trade accounts payable - EchoStar	73,157	54,636	(16,136)
Deferred revenue and other	3,497	22,425	5,989
Litigation expense accrual (Note 16 and Note 20)	—	5,419	(316,949)
Litigation settlement payments (Note 20)	(70,999)	—	(350,000)
Accrued programming and other accrued expenses	208,580	55,923	111,381
Net cash flows from operating activities from continuing operations	2,309,197	2,003,718	2,619,160
Net cash flows from operating activities from discontinued operations, net	(36,732)	8,157	(45,282)

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(6,356,136)	(3,971,451)	(5,407,328)
Sales and maturities of marketable investment securities	4,999,639	2,046,648	6,210,191
Purchases of derivative financial instruments (Note 2)	(805,996)	—	—
Settlement of derivative financial instruments (Note 2)	718,847	—	—
Purchases of property and equipment	(1,253,499)	(945,334)	(760,158)
Change in restricted cash and marketable investment securities	38,782	(2,177)	12,831
DBSD North America Transaction, less cash acquired of $5,230 (Note 9)	—	(40,015)	(1,139,201)
TerreStar Transaction (Note 9)	—	(36,942)	(1,345,000)
Purchase of Blockbuster assets, excludes cash acquired of $107,061	—	—	(233,584)
Sprint Settlement Agreement (Note 9)	—	—	(114,150)
Other, net	(376,494)	(54,811)	(6,773)
Net cash flows from investing activities from continuing operations	(3,034,857)	(3,004,082)	(2,783,172)
Net cash flows from investing activities from discontinued operations, net, including $1,782, $12,232, and $18,747 of purchases of property and equipment, respectively	13,773	(15,132)	87,844

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,300,000	4,400,000	2,000,000
Proceeds from issuance of restricted debt	2,600,000	—	—
Redemption of restricted debt	(2,600,000)	—	—
Funding of restricted debt escrow	(2,596,750)	—	—
Release of restricted debt escrow	2,596,771	—	—
Repurchases and redemption of 6 3/8% Senior Notes due 2011	—	—	(1,000,000)
Repurchases and redemption of 7% Senior Notes due 2013	(500,000)	—	—
Debt issuance costs	(11,146)	(13,246)	(27,261)
Repayment of long-term debt and capital lease obligations	(37,869)	(36,090)	(32,236)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	76,512	94,852	39,995
Cash dividend on Class A and Class B common stock	—	(452,890)	(893,278)
Other	24,422	11,307	6,293
Net cash flows from financing activities from continuing operations	1,851,940	4,003,933	93,513
Net cash flows from financing activities from discontinued operations, net	(435)	(1,449)	484

Effect of exchange rates on cash and cash equivalents from discontinued operations	156	1,887	(4,111)

Net increase (decrease) in cash and cash equivalents from continuing operations	1,126,280	3,003,569	(70,499)
Cash and cash equivalents, beginning of period from continuing operations	3,573,742	570,173	640,672
Cash and cash equivalents, end of period from continuing operations	$4,700,022	$3,573,742	$570,173

Net increase (decrease) in cash and cash equivalents from discontinued operations	(23,238)	(6,537)	38,935
Cash and cash equivalents, beginning of period from discontinued operations	32,398	38,935	—
Cash and cash equivalents, end of period from discontinued operations	$9,160	$32,398	$38,935

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                          Organization and Business Activities

Principal Business

DISH Network Corporation is a holding company.  Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) operate two primary business segments.

•            DISH.  The DISH branded pay-TV service (“DISH”) had 14.057 million subscribers in the United States as of December 31, 2013.  The DISH branded pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET™ brand.

•            Wireless.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain interim and final build-out requirements.  On March 9, 2012, we completed the acquisitions of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”) and substantially all of the assets of TerreStar Networks, Inc. (“TerreStar”), pursuant to which we acquired, among other things, 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America (the “DBSD Transaction”) and TerreStar (the “TerreStar Transaction”).  The financial results of DBSD North America and TerreStar are included in our financial results beginning March 9, 2012.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  The FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  That order imposed certain limitations on the use of a portion of the spectrum and also mandated certain interim and final build-out requirements for the licenses.  As we review our options for the commercialization of this wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  See Note 16 for further discussion.

Discontinued Operations - Blockbuster.  On April 26, 2011, we completed the acquisition of most of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  Blockbuster primarily offered movies and video games for sale and rental through multiple distribution channels such as retail stores, by-mail, digital devices, the blockbuster.com website and the BLOCKBUSTER On Demand® service.  Since the Blockbuster Acquisition, we continually evaluated the impact of certain factors, including, among other things, competitive pressures, the ability of significantly fewer company-owned domestic retail stores to continue to support corporate administrative costs, and other issues impacting the store-level financial performance of our company-owned domestic retail stores.  These factors, among others, previously led us to close a significant number of company-owned domestic retail stores during 2012 and 2013.  On November 6, 2013, we announced that Blockbuster would close all of its remaining company-owned domestic retail stores and discontinue the Blockbuster by-mail DVD service.  As of December 31, 2013, Blockbuster had ceased all material operations.  See Note 10 for further discussion.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2.                          Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary.  Minority interests are recorded as noncontrolling interest.  Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Discontinued Operations

As of December 31, 2013, Blockbuster had ceased all material operations.  Accordingly, our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows have been recast to present the operations of Blockbuster as discontinued for all periods presented and the amounts presented in the Notes to our Consolidated Financial Statements relate only to our continuing operations, unless otherwise noted.  See Note 10 for additional information regarding our discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, fair value of multi-element arrangements, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, retailer incentives, programming expenses, subscriber lives and royalty obligations.  Weak economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to the Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents.  Cash equivalents as of December 31, 2013 and 2012 may consist of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale, except for investments accounted for under the fair value method.  We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax.  Declines in the fair value of a marketable investment security which are determined to be “other-than-temporary” are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

investment.  The changes in fair value of all of our marketable investment securities not classified as available for sale are reflected in “Other, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property and Equipment

Property and equipment are stated at amortized cost less impairment losses, if any.  The costs of satellites under construction, including interest and certain amounts prepaid under our satellite service agreements, are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite.  If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred.  The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any.  Depreciation is recorded on a straight-line basis over useful lives ranging from one to 40 years.  Repair and maintenance costs are charged to expense when incurred.  Renewals and improvements that add value or extend the asset’s useful life are capitalized.

Impairment of Long-Lived Assets

We review our long-lived assets and identifiable finite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For assets which are held and used in operations, the asset would be impaired if the carrying value of the asset (or asset group) exceeded its undiscounted future net cash flows.  Once an impairment is determined, the actual impairment recognized is the difference between the carrying value and the fair value as estimated using discounted cash flows.  Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  We consider relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of assets are recoverable.

DBS Satellites.  We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2013.

AWS-4 Satellites.  We currently evaluate our AWS-4 satellite fleet for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  During the second quarter 2013, we wrote down the net book value of the T2 and D1 satellites to their fair value and recorded a $438 million impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We do not believe any further triggering event has occurred which would indicate impairment as of December 31, 2013.  See Note 8 for further discussion.

Indefinite Lived Intangible Assets

We do not amortize indefinite lived intangible assets, but test these assets for impairment annually during the fourth quarter or more often if indicators of impairment arise.  Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  Our intangible assets with indefinite lives primarily consist of FCC licenses.  Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•                  we intend to use these assets indefinitely.

DBS FCC Licenses.  We combine all of our indefinite lived DBS FCC licenses that we currently utilize or plan to utilize in the future into a single unit of accounting.  The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites.  Projected revenue and cost amounts include projected subscribers.  In conducting our annual impairment test in 2013, we determined that the estimated fair value of the DBS FCC licenses, calculated using a discounted cash flow analysis, exceeded their carrying amounts.

Wireless Spectrum Licenses.  In conducting our annual impairment test in 2013 for our 700 MHz and AWS-4 wireless spectrum licenses, we determined that the estimated fair value of these licenses exceeded their carrying amount.  The estimated fair value for the 700 MHz licenses was determined using the market approach and the estimated fair value for the AWS-4 licenses was determined using a probability weighted analysis considering estimated future cash flows discounted at a rate commensurate with the risk involved and the market approach.  Changes in circumstances or market conditions including significant changes in our estimates of future cash flows or available market data could result in a write-down of any of these assets in the future.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Accounting for Uncertainty in Income Taxes

From time to time, we engage in transactions where the tax consequences may be subject to uncertainty.  We record a liability when, in management’s judgment, a tax filing position does not meet the more likely than not threshold.  For tax positions that meet the more likely than not threshold, we may record a liability depending on management’s assessment of how the tax position will ultimately be settled.  We adjust our estimates periodically for ongoing examinations by and settlements with various taxing authorities, as well as changes in tax laws, regulations and precedent.  We classify interest and penalties, if any, associated with our uncertain tax positions as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

As of December 31, 2013 and 2012, the carrying value for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 6 for the fair value of our marketable investment securities and derivative financial instruments.

Fair values for our publicly traded debt securities are based on quoted market prices, when available.  The fair values of private debt are estimated based on an analysis in which we evaluate market conditions, related securities, various

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Subscriber fees for pay-TV equipment rental and other hardware related fees, including fees for DVRs, fees for broadband equipment, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners, advertising services and fees earned from our in-home service operations are recognized as revenue as earned.  Generally, revenue from equipment sales and equipment upgrades is recognized upon shipment to customers.

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

“Subscriber-related expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) principally include programming expenses, costs for pay-TV and broadband services incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention, other variable subscriber expenses and monthly wholesale fees paid to broadband providers.  These costs are recognized as the services are performed or as incurred.  The cost of broadband services is expensed monthly and generally incurred on a per subscriber basis.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Derivative Financial Instruments

We may purchase and hold derivative financial instruments for, among other reasons, strategic or speculative purposes.  We record all derivative financial instruments on our Consolidated Balance Sheets at fair value as either assets or liabilities.  Changes in the fair values of derivative financial instruments are recognized in our results of operations and included in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We currently have not designated any derivative financial instrument for hedge accounting.

During the first and second quarters 2013, we purchased an aggregate notional amount of $592 million of derivative financial instruments that were indexed to the trading price of the common equity securities of Sprint Corporation (“Sprint”).  On July 10, 2013, Sprint completed its merger with Softbank Corp.  Subsequently, during the third quarter 2013, we settled these derivative financial instruments for cash and common equity securities of Sprint.  See Note 6 for further information.

As of December 31, 2013, we held derivative financial instruments indexed to the trading price of common equity securities with a fair value of $293 million.  The fair value of the derivative financial instruments is dependent on the trading price of the indexed common equity which may be volatile and vary depending on, among other things, the issuer’s financial and operational performance and market conditions.

Advertising Costs

Our advertising costs associated with acquiring new Pay-TV and Broadband subscribers are expensed as incurred.  During the years ended December 31, 2013, 2012 and 2011, we recorded advertising costs of $474 million, $443 million and $331 million, respectively, within “Other subscriber acquisition costs” and “General and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Cost of Sales

On May 22, 2013, we launched a promotion whereby qualifying new Pay-TV subscribers may choose either an Apple® iPad® 2 or programming credits when they, among other things, commit to a two-year contract.  The costs of the iPad 2 are recorded as short-term or long-term deferred cost of sales expense within “Other current assets” and “Other noncurrent assets, net,” respectively, on our Consolidated Balance Sheets and are amortized on a straight-line basis over the related contract term to “Cost of sales — equipment, services and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$837,089	$662,919	$1,522,374
Less: Net income (loss) attributable to noncontrolling interest	(17,746)	(10,947)	(329)
Income (loss) from continuing operations attributable to DISH Network	854,835	673,866	1,522,703

Income (loss) from discontinued operations, net of tax	(47,343)	(37,179)	(6,796)

Net income (loss) attributable to DISH Network	$807,492	$636,687	$1,515,907

Weighted-average common shares outstanding - Class A and B common stock:
Basic	456,044	450,264	445,434
Dilutive impact of stock awards outstanding	3,122	2,635	1,431
Diluted	459,166	452,899	446,865

Earnings per share - Class A and B common stock:
Basic net income (loss) per share from continuing operations attributable to DISH Network	$1.87	$1.49	$3.41
Basic net income (loss) per share from discontinued operations	(0.10)	(0.08)	(0.01)
Basic net income (loss) per share attributable to DISH Network	$1.77	$1.41	$3.40

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$1.86	$1.49	$3.41
Diluted net income (loss) per share from discontinued operations	(0.10)	(0.08)	(0.02)
Diluted net income (loss) per share attributable to DISH Network	$1.76	$1.41	$3.39

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2013, 2012 and 2011, there were stock awards to acquire 0.7 million, 2.5 million and 5.0 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our performance based stock incentive plans (“Restricted Performance Units”) is contingent upon meeting certain goals, some of which are not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of December 31,
	2013	2012	2011
	(In thousands)
Performance based options	7,791	7,929	9,549
Restricted Performance Units	1,943	1,185	1,285
Total	9,734	9,114	10,834

4.                   Statements of Cash Flow Data

The following presents our supplemental cash flow statement disclosure.

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash paid for interest (including capitalized interest)	$880,244	$539,070	$545,461
Capitalized interest	136,508	106,323	—
Cash received for interest	201,480	92,339	37,030
Cash paid for income taxes	273,597	272,167	38,761
Employee benefits paid in Class A common stock	24,230	22,280	24,804
Satellites and other assets financed under capital lease obligations	1,070	5,857	10,548
Assets contributed from EchoStar to DISH Digital Holding LLC	—	44,712	—

5.                          Other Comprehensive Income (Loss)

The following table presents the tax effects on each component of “Other comprehensive income (loss).”  A full valuation allowance was established against any deferred tax assets that were capital in nature during 2012.

	For the Years Ended December 31,
	2013			2012			2011
	Before	Tax	Net	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$1,155	$—	$1,155	$4,106	$—	$4,106	$(9,139)	—	$(9,139)
Unrealized holding gains (losses) on available-for-sale securities	123,233	9,284	132,517	265,785	(12,892)	252,893	(13,965)	—	(13,965)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(148,603)	—	(148,603)	(150,239)	—	(150,239)	11,790	—	11,790
Other comprehensive income (loss)	$(24,215)	$9,284	$(14,931)	$119,652	$(12,892)	$106,760	$(11,314)	$—	$(11,314)

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The “Accumulated other comprehensive income (loss)” is detailed in the following table.

	Foreign	Unrealized /
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total
	(In thousands)
Balance as of December 31, 2011	$(9,139)	$91,182	$82,043
Current period activity	4,106	115,546	119,652
Tax (expense) benefit	—	(12,892)	(12,892)
Balance as of December 31, 2012	$(5,033)	$193,836	$188,803
Current period activity	1,155	(25,370)	(24,215)
Tax (expense) benefit	—	9,284	9,284
Balance as of December 31, 2013	$(3,878)	$177,750	$173,872

6.                   Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$116,570	$130,306
Current marketable investment securities - strategic	534,449	1,261,015
Current marketable investment securities - other	4,388,363	2,240,316
Total current marketable investment securities	5,039,382	3,631,637
Restricted marketable investment securities (1)	81,371	51,366
Noncurrent marketable investment securities - ARS and other (2)	133,652	106,172
Total marketable investment securities	5,254,405	3,789,175

Restricted cash and cash equivalents (1)	13,490	82,277

Other investment securities:
Other investment securities - cost method (2)	17,621	12,879
Total other investment securities	17,621	12,879

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$5,285,516	$3,884,331

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

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale, except as specified below.  See Note 2 for further discussion.

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

Current Marketable Investment Securities — Strategic

Our current strategic marketable investment securities include strategic and financial debt and equity investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of December 31, 2013, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  For example, a significant portion of the value of these investments was concentrated in the debt securities of Clearwire Corporation (“Clearwire”).  The adjusted cost basis of these Clearwire debt securities as of December 31, 2013 and 2012 was $108 million and $751 million, respectively.  This decrease primarily resulted from Clearwire debt securities which were sold during the fourth quarter 2013.  The fair value of these Clearwire debt securities as of December 31, 2013 and 2012 was $186 million and $951 million, respectively.  The fair value of certain of the debt and equity securities in our investment portfolio, including the debt securities of Clearwire, can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of December 31, 2013 and 2012, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation.  During the first quarter 2013, we released $42 million of restricted cash related to litigation.  See Note 16 for further information.

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

Fair Value Election.  As of December 31, 2013, our ARS and other noncurrent marketable investment securities portfolio of $134 million included $89 million of securities accounted for under the fair value method.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2013 and 2012, we had accumulated net unrealized gains of $181 million and $207 million, respectively.  These amounts, net of related tax effect, were $178 million and $194 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of December 31,
	2013				2012
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$116,570	$—	$—	$—	$130,306	$—	$—	$—
ARS and other	45,030	1,188	(5,138)	(3,950)	43,921	1,375	(8,033)	(6,658)
ARS fair value election	88,622	—	—	—	62,251	—	—	—
Other (including restricted)	4,668,532	83,363	(4,741)	78,622	3,287,317	208,208	(1,203)	207,005
Equity securities	335,651	106,684	—	106,684	265,380	17,918	(11,537)	6,381
Total	$5,254,405	$191,235	$(9,879)	$181,356	$3,789,175	$227,501	$(20,773)	$206,728

As of December 31, 2013, restricted and non-restricted marketable investment securities include debt securities of $4.340 billion with contractual maturities within one year, $359 million with contractual maturities extending longer than one year through and including five years, $2 million with contractual maturities extending longer than five years through and including ten years and $218 million with contractual maturities longer than ten years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of December 31, 2012, the unrealized losses on our investments in equity securities represented investments in broad-based indexes and companies in the telecommunications and technology industries.  We are not aware of any specific factors which indicate the unrealized losses in these investments are due to anything other than temporary market fluctuations.  As of December 31, 2013 and 2012, the unrealized losses on our investments in debt securities primarily represented investments in ARS and corporate bonds.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of December 31,
	2013		2012
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$2,208,930	$(3,106)	$761,551	$(909)
12 months or more	84,915	(6,773)	72,395	(8,327)
Equity Securities:
Less than 12 months	—	—	154,566	(11,537)
12 months or more	—	—	—	—
Total	$2,293,845	$(9,879)	$988,512	$(20,773)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	December 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents (including restricted)	$4,387,252	$323,638	$4,063,614	$—	$3,386,929	$67,833	$3,319,096	$—

Debt securities:
VRDNs	$116,570	$—	$116,570	$—	$130,306	$—	$130,306	$—
ARS and other	133,652	—	678	132,974	106,172	—	955	105,217
Other (including restricted)	4,668,532	11,015	4,644,471	13,046	3,287,317	11,182	3,276,135	—

Equity securities	335,651	335,651	—	—	265,380	265,380	—	—

Subtotal	$5,254,405	$346,666	$4,761,719	$146,020	$3,789,175	$276,562	$3,407,396	$105,217

Derivative financial instruments	292,507	—	292,507	—	—	—	—	—

Total	$5,546,912	$346,666	$5,054,226	$146,020	$3,789,175	$276,562	$3,407,396	$105,217

As of December 31, 2013 and 2012, our Level 3 investments consisted predominately of ARS and other investment securities.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  The valuation models used for some of our ARS investments require an evaluation of the underlying instruments held by the trusts that issue these securities.  For our other ARS and other investment securities, our evaluation uses, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Changes in Level 3 instruments were as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2012	$105,217
Net realized and unrealized gains (losses) included in earnings	26,532
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	1,926
Purchases	14,158
Settlements	(1,813)
Issuances	—
Transfers into or out of Level 3	—
Balance as of December 31, 2013	$146,020

During the year ended December 31, 2013, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other Income (Expense):	2013	2012	2011
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$157,444	$120,558	$14,313
Marketable investment securities - unrealized gains (losses) on investments accounted for at fair value	26,371	1,331	263
Marketable investment securities - gains (losses) on conversion of DBSD North America Notes (1)	—	99,445	—
Other investment securities - gains (losses) on sales/exchanges	—	—	10,000
Derivative financial instruments - net realized gains (losses)	126,932	—	—
Derivative financial instruments - net unrealized gains (losses)	78,847	—	—
Marketable investment securities - other-than-temporary impairments	(1,919)	(49,020)	(16,557)
Other	(2,819)	1,383	221
Total	$384,856	$173,697	$8,240

(1)         During the year ended December 31, 2012, we recognized a $99 million non-cash gain related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.      Inventory

Inventory consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
Finished goods	$299,975	$260,454
Raw materials	102,563	122,769
Work-in-process	110,169	82,361
Total (1)	$512,707	$465,584

(1)         The increase in inventory as of December 31, 2013 primarily related to an increase in Hopper® and Joey® set-top boxes and broadband equipment.

8.      Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2013	2012
		(In thousands)
Equipment leased to customers	2-5	$3,596,310	$3,467,037
EchoStar I	12	201,607	201,607
EchoStar VII	15	177,000	177,000
EchoStar X	15	177,192	177,192
EchoStar XI	15	200,198	200,198
EchoStar XIV	15	316,541	316,541
EchoStar XV	15	277,658	277,658
D1	15	150,000	358,141
T1	15	401,721	401,721
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	720,570	714,734
Buildings and improvements	1-40	83,531	79,868
Land	—	5,692	5,395
Construction in progress	—	515,447	514,234
Total property and equipment		7,323,286	7,391,145
Accumulated depreciation		(3,225,575)	(3,024,516)
Property and equipment, net		$4,097,711	$4,366,629

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Construction in progress consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
DBS Satellites	$143,839	$37,263
T2	40,000	269,434
Wireless ground equipment, including capitalized interest	284,902	184,663
Software related projects	15,049	6,332
Other	31,657	16,542
Construction in progress	$515,447	$514,234

As we prepare for commercialization of our AWS-4  wireless spectrum licenses which are recorded in FCC Authorizations, interest expense related to their carrying value is being capitalized within “Property and equipment, net” on our Consolidated Balance Sheets based on our average borrowing rate for our debt.  During the years ended December 31, 2013 and 2012, we recorded capitalized interest of $137 million and $106 million, respectively, primarily related to the build-out of our AWS-4 wireless spectrum licenses.  There were no amounts for capitalized interest during the year ended December 31, 2011.

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Equipment leased to customers	$763,796	$652,327	$725,904
Satellites	135,464	145,749	128,352
Buildings, furniture, fixtures, equipment and other (1)	154,766	98,632	57,947
148 degree orbital location (2)	—	67,776	—
Total depreciation and amortization	$1,054,026	$964,484	$912,203

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

(2)         See “FCC Authorizations” below.

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellites

DBS Satellites.  As of December 31, 2013, we utilized 14 satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we owned and depreciated over the useful life of each satellite.  As of December 31, 2013, we utilized capacity on six satellites from EchoStar, which were accounted for as operating leases.  As of December 31, 2013, we also leased two satellites from third parties, which were accounted for as capital leases and were depreciated over the shorter of the economic life or the term of the satellite agreement.

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
EchoStar I (1)(5)	December 1995	77	12
EchoStar VII (2)(5)	February 2002	119	15
EchoStar X (2)(5)	February 2006	110	15
EchoStar XI (2)(5)	July 2008	110	15
EchoStar XIV (5)	March 2010	119	15
EchoStar XV	July 2010	45	15

Leased from EchoStar:
EchoStar VIII (1)(3)(4)	August 2002	77	NA
EchoStar IX (1)(3)	August 2003	121	NA
EchoStar XII (1)(4)	July 2003	61.5	NA
Nimiq 5 (1)(3)	September 2009	72.7	NA
EchoStar XVI (1)	November 2012	61.5	NA
QuetzSat-1 (1)(3)	September 2011	77	NA

Leased from Other Third Party:
Anik F3	April 2007	118.7	NA
Ciel II	December 2008	129	NA

Under Construction:
EchoStar XVIII	2015	110	15

(1)         See Note 20 for further discussion of our Related Party Transactions with EchoStar.

(2)         During the fourth quarter 2012, the estimated useful life of these satellites was extended from 12 years to 15 years on a prospective basis based on management’s assessment of, among other things, these satellites’ useful lives, technological obsolescence risk, estimated remaining fuel life and estimated useful lives of our other DBS satellites.  This increase in the estimated useful life of these satellites had an immaterial effect on our results of operations.

(3)         We lease a portion of the capacity on these satellites.

(4)         We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s useful life.

(5)         On February 20, 2014, we entered into agreements with EchoStar pursuant to which, among other things, we will transfer these satellites to EchoStar and lease back certain satellite capacity on these satellites.  See Note 21 for further discussion of our Subsequent Events.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Recent Developments

Recent developments with respect to certain of our satellites are discussed below.  In addition, see Note 21 for further discussion of our Subsequent Events.

AWS-4 Satellites.  As a result of the DBSD Transaction and the TerreStar Transaction, three AWS-4 satellites were added to our satellite fleet, including two in-orbit satellites (D1 and T1) and one satellite under construction (T2).  See the table below for further information.

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
T1	July 2009	111.1	15
D1	April 2008	92.85	15

Under Construction:
T2 (1)	—	—	—

(1)           Launch date and operational requirements have not yet been determined.

Based on the FCC’s rules applicable to our AWS-4 authorizations no longer requiring an integrated satellite component or ground spare and on our evaluation of the satellite capacity needed for our wireless segment, among other things, during the second quarter 2013, we concluded that T2 and D1 represented excess satellite capacity for the potential commercialization of our wireless spectrum.  As a result, during the second quarter 2013, we wrote down the net book value of T2 from $270 million to $40 million and the net book value of D1 from $358 million to $150 million, and recorded an impairment charge in our wireless segment of $438 million in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2013.  Our fair value estimates for these satellites were determined based upon, among other things, probability-weighted analyses utilizing the income and/or cost approaches.  The estimates used in our fair value analysis are considered Level 3 in the fair value hierarchy.  While we are no longer required to operate an integrated satellite component, we are currently planning on using T1 in the commercialization of our wireless spectrum or for other commercial purposes.  In addition, T1 is subject to certain Canadian satellite regulations, including, among other things, an integrated satellite component.  If T1 is not used in the commercialization of our wireless spectrum, we may need to impair it in the future.  As of December 31, 2013, the net book value for T1 was $353 million.

Satellites Under Construction

EchoStar XVIII.  On September 7, 2012, we entered into a contract with Space Systems/Loral, Inc. (“SS/L”) for the construction of EchoStar XVIII, a DBS satellite with spot beam technology designed for, among other things, HD programming.  During October 2013, we entered into an agreement with ArianeSpace S.A. for launch services for this satellite, which is expected to be launched during 2015.

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

Prior to 2013, certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the satellites in our fleet.  See Note 2 “Long-Lived Assets” for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

Leased Satellites

EchoStar XII.  Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays, which reduced the number of transponders that could be operated.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available.  During the third quarter 2013, EchoStar informed us that EchoStar XII will likely experience further loss of available electrical power that will impact its operational capability, and EchoStar reduced the remaining estimated useful life of the satellite to 18 months.  Pursuant to our satellite lease agreement with EchoStar, we are entitled to a reduction in our monthly recurring lease payments in the event of a partial loss of satellite capacity or complete failure of the satellite.  Since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS which provides service to the continental United States, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.  This satellite is currently not in service and serves as an in-orbit spare.

FCC Authorizations

As of December 31, 2013 and 2012, our FCC Authorizations consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
DBS Licenses	$611,794	$611,794
MVDDS	24,000	24,000
700 MHz Licenses	711,871	711,871
AWS Licenses	1,949,000	1,949,000
Total	$3,296,665	$3,296,665

In 2008, we acquired certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009.  In addition, on March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired the AWS-4 licenses held by DBSD North America and TerreStar.  These licenses are subject to certain interim and final build-out requirements.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Intangible Assets

As of December 31, 2013 and 2012, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2013		December 31, 2012
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Technology-based	$34,078	$(12,222)	$38,066	$(8,178)
Trademarks	20,424	(6,432)	18,236	(3,907)
Contract-based	8,650	(8,650)	8,650	(8,650)
Customer relationships	4,294	(4,294)	4,294	(3,503)
Total	$67,446	$(31,598)	$69,246	$(24,238)

These identifiable intangibles are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately one to ten years.  Amortization was $11 million, $13 million and $8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2013 is as follows (in thousands):

For the Years Ended December 31,
2014	$9,202
2015	9,091
2016	8,469
2017	3,248
2018	1,362
Thereafter	4,476
Total	$35,848

Goodwill

The excess of our investments in consolidated subsidiaries over net tangible and identifiable intangible asset value at the time of the investment is recorded as goodwill and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.  In conducting our annual impairment test in 2013, we determined that the fair value was substantially in excess of the carrying value.  As of December 31, 2013 and 2012, our goodwill was $126 million, which primarily related to our wireless segment.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.      Acquisitions

DBSD North America and TerreStar Transactions

On March 2, 2012, the FCC approved the transfer of 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, we and Sprint entered into a mutual release and settlement agreement (the “Sprint Settlement Agreement”) pursuant to which all issues then being disputed relating to the DBSD Transaction and the TerreStar Transaction were resolved between us and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.  See Note 16 for further information.

As a result of these acquisitions, we recognized the acquired assets and assumed liabilities based on our estimates of fair value at their acquisition date, including $102 million in an uncertain tax position in “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Consolidated Balance Sheets.  Subsequently, in the third quarter 2013, this uncertain tax position was resolved and $102 million was reversed and recorded as a decrease in “Income tax (provision) benefit, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2013.

10.    Discontinued Operations

As of December 31, 2013, Blockbuster had ceased all material operations.  Accordingly, our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows have been recast to present Blockbuster as discontinued operations for all periods presented and the amounts presented in the Notes to our Consolidated Financial Statements relate only to our continuing operations, unless otherwise noted.

During the years ended December 31, 2013, 2012 and 2011, the revenue from our discontinued operations was $503 million, $1.085 billion and $974 million, respectively.  “Income (loss) from discontinued operations, before income taxes” for the same periods was a loss of $54 million, $62 million and $3 million, respectively.  In addition, “Income (loss) from discontinued operations, net of tax” for the same periods was a loss of $47 million, $37 million and $7 million, respectively.

As of December 31, 2013, the net assets from our discontinued operations consisted of the following:

As of
December 31, 2013
(In thousands)
Current assets from discontinued operations	$68,239
Noncurrent assets from discontinued operations	9,965
Current liabilities from discontinued operations	(49,471)
Long-term liabilities from discontinued operations	(19,804)
Net assets from discontinued operations	$8,929

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Blockbuster - Domestic

Since the Blockbuster Acquisition, we continually evaluated the impact of certain factors, among others, competitive pressures, the ability of significantly fewer company-owned domestic retail stores to continue to support corporate administrative costs, and other issues impacting the store-level financial performance of our company-owned domestic retail stores.  Certain factors, among others, previously led us to close a significant number of company-owned domestic retail stores during 2012 and 2013.  On November 6, 2013, we announced that Blockbuster would close all of its remaining company-owned domestic retail stores and discontinue the Blockbuster by-mail DVD service.  As of December 31, 2013, Blockbuster had ceased all material operations.

Blockbuster — Mexico

During the third quarter 2013, we determined that our Blockbuster operations in Mexico (“Blockbuster Mexico”) were “held for sale.”  As a result, we recorded pre-tax impairment charges of $19 million related to exiting the business, which was recorded in “Income (loss) from discontinued operations, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2013.  On January 14, 2014, we completed the sale of Blockbuster Mexico.

Blockbuster UK Administration

On January 16, 2013, Blockbuster Entertainment Limited and Blockbuster GB Limited, our Blockbuster operating subsidiaries in the United Kingdom, entered into administration proceedings in the United Kingdom (the “Administration”).  As a result of the Administration, we wrote down the assets of all our Blockbuster UK subsidiaries to their estimated net realizable value on our Consolidated Balance Sheets as of December 31, 2012.  In total, we recorded charges of approximately $46 million on a pre-tax basis related to the Administration, which was recorded in “Income (loss) from discontinued operations, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012.

11.    Long-Term Debt

7% Senior Notes due 2013

During September 2013, we repurchased $49 million of our 7% Senior Notes due 2013 in open market transactions.  On October 1, 2013, we redeemed the remaining $451 million principal balance of our 7% Senior Notes due 2013.

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

During the second quarter 2013, we recorded $7 million in interest expense and deferred financing costs related to the issuance and redemption of our 5% Senior Notes due 2017 as “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

5 1/8% Senior Notes due 2020

On April 5, 2013, we issued $1.1 billion aggregate principal amount of our seven-year, 5 1/8% Senior Notes due May 1, 2020 at an issue price of 100%.  Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash in arrears on May 1 and November 1 of each year.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

abandoned our efforts to acquire Sprint and, on June 24, 2013, we redeemed all of the 6 1/4% Senior Notes due 2023 at a redemption price equal to 101% of the aggregate principal amount of the 6 1/4% Senior Notes due 2023, plus accrued and unpaid interest.

During the second quarter 2013, we recorded $23 million in premiums, interest expense and deferred financing costs related to the issuance and redemption of our 6 1/4% Senior Notes due 2023 as “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

5 % Senior Notes due 2023

On December 27, 2012, we issued $1.5 billion aggregate principal amount of our 5 % Senior Notes due March 15, 2023 at an issue price of 100.0%.  Interest accrues at an annual rate of 5 % and is payable semi-annually in cash, in arrears on March 15 and September 15 of each year.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250
7 3/4% Senior Notes due 2015	May 31 and November 30	$58,125
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875
4 5/8% Senior Notes due 2017	January 15 and July 15	$41,625
4 1/4% Senior Notes due 2018	April 1 and October 1	$51,000
7 7/8% Senior Notes due 2019	March 1 and September 1	$110,250
5 1/8% Senior Notes due 2020	May 1 and November 1	$56,375
6 3/4% Senior Notes due 2021	June 1 and December 1	$135,000
5 7/8% Senior Notes due 2022	January 15 and July 15	$117,500
5 % Senior Notes due 2023	March 15 and September 15	$75,000

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of December 31, 2013 and 2012:

	As of December 31,
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7 % Senior Notes due 2013 (1)	$—	$—	$500,000	$521,875
6 5/8% Senior Notes due 2014 (2)	1,000,000	1,040,200	1,000,000	1,078,500
7 3/4% Senior Notes due 2015	750,000	813,750	750,000	844,725
7 1/8% Senior Notes due 2016	1,500,000	1,657,500	1,500,000	1,683,750
4 5/8% Senior Notes due 2017	900,000	946,962	900,000	940,500
4 1/4% Senior Notes due 2018	1,200,000	1,221,792	—	—
7 7/8% Senior Notes due 2019	1,400,000	1,603,000	1,400,000	1,669,500
5 1/8% Senior Notes due 2020	1,100,000	1,104,950	—	—
6 3/4% Senior Notes due 2021	2,000,000	2,122,500	2,000,000	2,280,000
5 7/8% Senior Notes due 2022	2,000,000	1,997,500	2,000,000	2,150,000
5 % Senior Notes due 2023	1,500,000	1,458,090	1,500,000	1,548,750
Mortgages and other notes payable	80,769	80,769	88,955	88,955
Subtotal	13,430,769	$14,047,013	11,638,955	$12,806,555
Capital lease obligations (3)	220,115	NA	248,729	NA
Total long-term debt and capital lease obligations (including current portion)	$13,650,884		$11,887,684

(1)         During September 2013, we repurchased $49 million of our 7% Senior Notes due 2013 in open market transactions.  On October 1, 2013, we redeemed the remaining $451 million principal balance of our 7% Senior Notes due 2013.

(2)         Our 6 5/8% Senior Notes with an aggregate principal balance of $1.0 billion mature on October 1, 2014 and have been reclassified to “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2013.

(3)         Disclosure regarding fair value of capital leases is not required.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Long-Term Debt and Capital Lease Obligations

Other long-term debt and capital lease obligations consist of the following:

	As of December 31,
	2013	2012
	(In thousands)
Satellites and other capital lease obligations	$220,115	$248,729
Notes payable related to satellite vendor financing and other debt payable in installments through 2025 with interest rates ranging from approximately 6% to 13%	80,769	88,955
Total	300,884	337,684
Less current portion	(34,893)	(37,285)
Other long-term debt and capital lease obligations, net of current portion	$265,991	$300,399

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

As of December 31, 2013 and 2012, we had $500 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $236 million and $194 million, respectively.  In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $43 million, $43 million and $43 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments under the capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2013 are as follows (in thousands):

For the Years Ended December 31,
2014	$78,158
2015	76,007
2016	76,007
2017	76,007
2018	75,982
Thereafter	162,331
Total minimum lease payments	544,492
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(254,832)
Net minimum lease payments	289,660
Less: Amount representing interest	(69,545)
Present value of net minimum lease payments	220,115
Less: Current portion	(27,042)
Long-term portion of capital lease obligations	$193,073

The summary of future maturities of our outstanding long-term debt as of December 31, 2013 is included in the commitments table in Note 16.  In addition, see Note 21 for further discussion of our Subsequent Events.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2013, we had no net operating loss carryforwards (“NOLs”) for federal income tax purposes and $24 million of NOL benefit for state income tax purposes.  The state NOLs begin to expire in the year 2020.  In addition, there are $13 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance.  The credit carryforwards began to expire in 2013.

The components of the (provision for) benefit from income taxes were as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current (provision) benefit:

Federal	$(162,737)	$28,503	$(252,741)
State	2,421	8,730	(30,211)
Foreign	(13,316)	—	—
Total from continuing operations	(173,632)	37,233	(282,952)

Deferred (provision) benefit:
Federal	(102,971)	(355,220)	(572,202)
State	(23,223)	(47,843)	(32,430)
Decrease (increase) in valuation allowance	—	33,839	3,181
Total from continuing operations	(126,194)	(369,224)	(607,813)
Total benefit (provision)	$(299,826)	$(331,991)	$(890,765)

Our $1.137 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss), included income of $9 million relates to our foreign operations.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The actual tax provisions for 2013, 2012 and 2011 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
	2013	2012	2011
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(1.3)	(2.6)	(1.6)
Reversal of uncertain tax position	9.0	—	—
Other	0.9	0.8	(0.6)
Decrease (increase) in valuation allowance	—	3.4	0.3
Total benefit (provision) for income taxes	(26.4)	(33.4)	(36.9)

Our effective tax rate for the year ended December 31, 2013 was favorably impacted by the $102 million reversal of an uncertain tax position that was resolved during the third quarter 2013.

The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2013 and 2012, were as follows:

	As of December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$20,947	$19,737
Accrued expenses	53,700	68,496
Stock-based compensation	23,174	27,088
Deferred revenue	54,330	67,023
Total deferred tax assets	152,151	182,344
Valuation allowance	(9,515)	(6,903)
Deferred tax asset after valuation allowance	142,636	175,441

Deferred tax liabilities:
Depreciation and amortization	(1,864,691)	(1,711,663)
Unrealized gains on investments	(58,435)	(11,670)
Other liabilities	(35,336)	(32,976)
Total deferred tax liabilities	(1,958,462)	(1,756,309)
Net deferred tax asset (liability)	$(1,815,826)	$(1,580,868)

Current portion of net deferred tax asset	$129,864	$93,767
Noncurrent portion of net deferred tax asset (liability)	(1,945,690)	(1,674,635)
Total net deferred tax asset (liability)	$(1,815,826)	$(1,580,868)

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations.  We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 2002 due to the carryover of previously incurred net operating losses.  We are currently under a federal income tax examination for fiscal years 2008 through 2012.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2013	2012	2011
	(In thousands)
Balance as of beginning of period	$328,951	$235,067	$193,320
Additions based on tax positions related to the current year	12,736	110,435	12,721
Additions based on tax positions related to prior years	66,307	—	34,762
Reductions based on tax positions related to prior years	(104,796)	(5,477)	(1,169)
Reductions based on tax positions related to settlements with taxing authorities	(139,022)	(1,739)	(1,185)
Reductions based on tax positions related to the lapse of the statute of limitations	(12,823)	(9,335)	(3,382)
Balance as of end of period	$151,353	$328,951	$235,067

We have $149 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  We do not expect any portion of this amount to be paid or settled within the next twelve months.  In 2013, we reversed $102 million of an uncertain tax position that was resolved during the third quarter 2013, reflected in the table above.

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the years ended December 31, 2013, 2012 and 2011, we recorded $4 million, less than $1 million and $4 million in interest and penalty expense to earnings, respectively.  Accrued interest and penalties were $13 million and $17 million at December 31, 2013 and 2012, respectively.  The above table excludes these amounts.

13.    Stockholders’ Equity (Deficit)

Capital Stock and Additional Paid-In Capital

Our certificate of incorporation authorizes the following capital stock: (i) 1,600,000,000 shares of Class A common stock, par value $0.01 per share; (ii) 800,000,000 shares of Class B common stock, par value $0.01 per share; (iii) 800,000,000 shares of Class C common stock, par value $0.01 per share; and (iv) 20,000,000 shares of preferred stock, par value $0.01 per share.  As of December 31, 2013 and 2012, there were no outstanding shares of Class C common stock or preferred stock.

The Class A, Class B and Class C common stock are equivalent except for voting rights.  Holders of Class A and Class C common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share.  Each share of Class B and Class C common stock is convertible, at the option of the holder, into one share of Class A common stock.  Our Class A common stock is publicly traded on the NASDAQ Global Select Market under the symbol “DISH.”  Upon a change in control of DISH Network, each holder of outstanding shares of Class C common stock is entitled to 10 votes for each share of Class C common stock held.  Our principal stockholder owns the majority of all outstanding Class B common stock.  Together with all other stockholders, he also owns outstanding Class A common stock.

Common Stock Repurchase Program

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our Class A common stock.  On November 5, 2013, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of outstanding shares of our Class A common stock through and including December 31, 2014.  As of December 31, 2013, we may repurchase up to $1.0 billion under this plan.  During the years ended December 31, 2013, 2012 and 2011, there were no repurchases of our Class A common stock.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

14.    Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH Network employee stock purchase plan (the “ESPP”), in which we are authorized to issue up to 2.8 million shares of Class A common stock.  At December 31, 2013, we had 1.1 million shares of Class A common stock which remain available for issuance under the ESPP.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP.  During the years ended December 31, 2013, 2012 and 2011, employee purchases of Class A common stock through the ESPP totaled approximately 0.1 million, 0.1 million and 0.1 million shares, respectively.

401(k) Employee Savings Plan

We sponsor a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees.  Voluntary employee contributions to the 401(k) Plan may be matched 50% by us, subject to a maximum annual contribution of $2,500 per employee.  Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions.  Our Board of Directors may also authorize an annual discretionary contribution to the 401(k) plan, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended.  These contributions may be made in cash or in our stock.

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2013	2012	2011
	(In thousands)
Matching contributions, net of forfeitures from continuing operations	$5,994	$2,750	$1,521
Matching contributions, net of forfeitures from discontinued operations	176	573	1,096
Total matching contributions	$6,170	$3,323	$2,617
Discretionary stock contributions, net of forfeitures	$26,096	$23,772	$22,331

15.    Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2013, we had outstanding under these plans stock options to acquire 14.1 million shares of our Class A common stock and 1.9 million restricted stock units.  Stock options granted on or prior to December 31, 2013 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-specific subscriber, operational and/or financial goals.  As of December 31, 2013, we had 69.7 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  In connection with the Spin-off, each DISH Network stock award was converted into an adjusted DISH Network stock award and a new EchoStar stock award consistent with the Spin-off exchange ratio.  We are responsible for fulfilling all stock awards related to DISH Network common stock and EchoStar is responsible for fulfilling all stock awards related to EchoStar common stock, regardless of whether such stock awards are held by our or EchoStar’s employees.  Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by DISH Network or EchoStar.  Accordingly, stock-based compensation that we expense with respect to EchoStar stock awards is included in “Additional paid-in capital” on our Consolidated Balance Sheets.  As of March 31, 2013, we have recognized all of our stock-based compensation expense resulting from EchoStar stock awards outstanding at the Spin-off date held by our employees except for the 2005 LTIP performance awards, which were determined not to be probable as of December 31, 2013.  See discussion of the 2005 LTIP below.

The following stock awards were outstanding:

	As of December 31, 2013
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH Network employees	12,821,290	1,876,498	602,048	44,288
Held by EchoStar employees	1,237,284	66,999	N/A	N/A
Total	14,058,574	1,943,497	602,048	44,288

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Exercise prices for stock options outstanding and exercisable as of December 31, 2013 were as follows:

			Options Outstanding			Options Exercisable
			Number Outstanding as of December 31, 2013	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2013	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ -	-	$ 10.00	1,914,198	3.82	$6.29	1,810,798	3.74	$6.29
$10.01	-	$ 15.00	140,286	5.50	$12.20	23,085	5.28	$12.75
$15.01	-	$ 20.00	5,406,475	3.41	$17.92	615,875	2.90	$17.81
$20.01	-	$ 25.00	1,646,312	3.93	$21.43	978,212	2.53	$21.28
$25.01	-	$ 30.00	2,258,007	7.09	$27.80	1,205,907	6.63	$27.71
$30.01	-	$ 35.00	504,796	6.48	$31.95	148,296	4.47	$31.62
$35.01	-	$ 40.00	2,159,500	9.03	$36.64	7,000	9.01	$36.40
$40.01	-	$ 45.00	10,000	4.50	$42.52	10,000	4.50	$42.52
$45.01		$ 50.00	19,000	9.36	$45.68	—	—	$—
$ -	-	$ 50.00	14,058,574	5.12	$21.71	4,799,173	4.15	$17.14

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2013		2012		2011
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	16,399,870	$19.04	21,336,159	$20.53	21,918,500	$18.62
Granted	2,225,500	$36.75	591,500	$32.25	3,246,000	$28.55
Exercised	(4,419,396)	$16.30	(4,940,393)	$18.46	(2,347,341)	$15.73
Forfeited and cancelled	(147,400)	$29.26	(587,396)	$20.44	(1,481,000)	$17.44
Total options outstanding, end of period	14,058,574	$21.71	16,399,870	$19.04	21,336,159	$20.53
Performance based options outstanding, end of period (2)	7,790,500	$24.02	7,929,250	$18.85	9,549,375	$19.20
Exercisable at end of period	4,799,173	$17.14	6,011,719	$18.31	8,389,683	$21.70

(1)         The beginning of period weighted-average exercise price for the year ended December 31, 2013 of $19.04 does not reflect the 2012 Stock Option Adjustment, which occurred subsequent to December 31, 2012.  The beginning of period weighted-average exercise price for the year ended December 31, 2012 of $20.53 does not reflect the 2011 Stock Option Adjustment, which occurred subsequent to December 31, 2011.

(2)         These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP, 2013 LTIP and Other Employee Performance Awards below.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Tax benefit from stock awards exercised	$38,947	$23,378	$9,911

Based on the closing market price of our Class A common stock on December 31, 2013, the aggregate intrinsic value of our stock options was as follows:

	As of December 31, 2013
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$509,024	$195,714

Our restricted stock unit activity was as follows:

	For the Years Ended December 31,
	2013		2012		2011
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,185,080	$22.99	1,284,708	$23.25	1,564,332	$23.00
Granted	990,000	$36.53	—	$—	300,000	$30.67
Vested	(135,250)	$29.19	(24,795)	$22.94	(70,830)	$27.15
Forfeited and cancelled	(96,333)	$30.46	(74,833)	$27.33	(508,794)	$27.32
Total restricted stock units outstanding, end of period	1,943,497	$29.09	1,185,080	$22.99	1,284,708	$23.25
Restricted Performance Units outstanding, end of period (1)	1,943,497	$29.09	1,185,080	$22.99	1,284,708	$23.25

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of December 31, 2013, that assessment could change in the future.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the year ended December 31, 2013, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion (1)
	(In thousands)
DISH Network awards held by DISH Network employees	$36,840	$35,698
EchoStar awards held by DISH Network employees	6,356	6,279
Total	$43,196	$41,977

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

During the third quarter 2013, we determined that 20% of the 2013 LTIP performance goals were probable of achievement.  As a result, we recorded non-cash, stock-based compensation expense for the year ended December 31, 2013, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

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

Although no awards vest until the performance goals are attained, we determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the years ended December

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

31, 2013, 2012 and 2011, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain other company-specific subscriber, operational and/or financial goals was not probable as of December 31, 2013, that assessment could change in the future.

The non-cash, stock-based compensation expense associated with these awards was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2013	2012	2011
	(In thousands)
2008 LTIP	$2,889	$9,246	$18,944
2013 LTIP	8,137	—	—
Other employee performance awards	4,045	7,471	218
Non-cash, stock-based compensation expense recognized for performance based awards from continuing operations	15,071	16,717	19,162
Non-cash, stock-based compensation expense recognized for performance based awards from discontinued operations	182	566	78
Total non-cash, stock-based compensation expense recognized for performance based awards	$15,253	$17,283	$19,240

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2013 LTIP	Other Employee Performance Awards
	(In thousands)
Expense estimated to be recognized during 2014	$5,460	$432
Estimated contingent expense subsequent to 2014	52,311	38,817
Total estimated remaining expense over the term of the plan	$57,771	$39,249

Of the 14.1 million stock options and 1.9 million restricted stock units outstanding under our stock incentive plans as of December 31, 2013, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of December 31, 2013
Performance Based Stock Options	Number of Awards	Weighted- Average Grant Price
2005 LTIP	3,200,500	$20.33
2013 LTIP	1,920,000	$36.53
Other employee performance awards	2,670,000	$19.46
Total	7,790,500	$24.02

Restricted Performance Units
2005 LTIP	288,497
2013 LTIP	960,000
Other employee performance awards	695,000
Total	1,943,497

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation

During the years ended December 31, 2013 and 2012, we incurred an initial charge related to vested options of $5 million and $14 million, respectively, of additional non-cash, stock-based compensation expense in connection with the 2012 Stock Option Adjustment and the 2011 Stock Option Adjustment discussed previously. These amounts are included in the table below. Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2013, 2012 and 2011 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Subscriber-related	$1,947	$1,607	$1,914
General and administrative	27,783	37,720	29,299
Non-cash, stock-based compensation from continuing operations	29,730	39,327	31,213
Non-cash, stock-based compensation from discontinued operations	925	1,643	308
Total non-cash, stock-based compensation	$30,655	$40,970	$31,521

As of December 31, 2013, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $12 million.  This cost was based on an estimated future forfeiture rate of approximately 3.7% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option granted for the years ended December 31, 2013, 2012 and 2011 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

For the Years Ended December 31,
Stock Options	2013	2012	2011
Risk-free interest rate	0.91% - 2.66%	0.41% - 1.29%	0.36% - 3.18%
Volatility factor	32.37% - 39.87%	33.15% - 39.50%	31.74% - 45.56%
Expected term of options in years	5.6 - 10.0	3.1 - 5.9	3.6 - 10.0
Weighted-average fair value of options granted	$14.49 - $21.09	$6.72 - $13.79	$8.73 - $14.77

On December 28, 2012 and December 1, 2011, we paid a $1.00 and a $2.00 cash dividend per share on our outstanding Class A and Class B common stock, respectively.  While we currently do not intend to declare additional dividends on our common stock, we may elect to do so from time to time.  Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model was set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions.  Changes in these subjective input assumptions can materially affect the fair value estimate.

We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

16.            Commitments and Contingencies

Commitments

As of December 31, 2013, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Long-term debt obligations	$13,430,769	$1,007,851	$758,232	$1,506,742	$906,975	$1,207,269	$8,043,700
Capital lease obligations	220,115	27,042	27,372	30,058	32,993	36,175	66,475
Interest expense on long-term debt and capital lease obligations	4,740,541	839,650	742,084	656,798	600,634	530,523	1,370,852
Satellite-related obligations	1,957,898	386,086	335,625	230,138	225,464	225,246	555,339
Operating lease obligations from continuing operations	179,355	45,868	36,205	31,792	15,150	8,438	41,902
Purchase obligations	3,051,767	1,858,654	444,657	322,254	165,059	136,059	125,084
Total	$23,580,445	$4,165,151	$2,344,175	$2,777,782	$1,946,275	$2,143,710	$10,203,352

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

On February 20, 2014, we entered into agreements with EchoStar to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, we will transfer to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a wholly-owned subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV, including related in-orbit incentive obligations and interest payments of approximately $59 million) and approximately $11 million in cash in exchange for shares of a series of preferred tracking stock issued by EchoStar and shares of a series of preferred tracking stock issued by HSSC; and (ii) beginning on March 1, 2014, we will lease back certain satellite capacity on these five satellites (collectively, the “Satellite and Tracking Stock Transaction”).  The Satellite and Tracking Stock Transaction with EchoStar for EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV will result in operating lease obligations of $148 million due 2014, $175 million due 2015, $123 million due 2016, $102 million due 2017, $102 million due 2018 and $329 million due thereafter.  These obligations are not included in the table above.  The Satellite and Tracking Stock Transaction with EchoStar for EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV will also result in a reduction of our long-term debt obligations associated with our in-orbit incentive payments of $5 million due 2014, $5 million due 2015, $4 million due 2016, $4 million due 2017, $4 million due 2018 and $22 million due thereafter and a reduction in our interest expense associated with our in-orbit incentive payments of $3 million due 2014, $2 million due 2015, $2 million due 2016, $2 million due 2017, $1 million due 2018 and $5 million due thereafter.  See Note 21 for further discussion of our Subsequent Events.

In addition, the table above does not include $151 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 12 and are included on our Consolidated Balance Sheets as of December 31, 2013.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with the AWS-4 licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our AWS-4 authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  That order imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize these licenses.  That order also mandated certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, we were required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).  On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”).  If we fail to meet the AWS-4 Interim Build-Out Requirement, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If we fail to meet the Modified AWS-4 Final Build-Out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement may terminate.

The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 spectrum licenses to allow us to repurpose 20 MHz of our uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Downlink Waiver”). The AWS-4 Downlink Waiver and the Modified AWS-4 Final Build-Out Requirement are conditioned upon us bidding at least a net clearing price equal to the aggregate reserve price of $1.56 billion in the auction of wireless spectrum known as the “H Block.”  The auction commenced January 22, 2014.  Under the FCC’s anti-collusion and anonymous bidding rules for this auction, we are not permitted to disclose publicly our interest level or activity level in the auction, if any, at this time.  If we fail to meet this bidding condition, or if we fail to notify the FCC whether we intend to use our uplink spectrum for downlink by June 20, 2016, the AWS-4 Downlink Waiver will terminate, and the Modified AWS-4 Final Build-Out Requirement will revert back to the AWS-4 Final Build-Out Requirement.  The FCC has adopted rules for the H Block spectrum band that is adjacent to our AWS-4 spectrum licenses.  Depending on the outcome of the standard-setting process for the H Block and our ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact the remaining 15 MHz of our uplink spectrum (2005-2020 MHz), which may have a material adverse effect on our ability to commercialize the AWS-4 licenses.

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

On September 9, 2013, we filed a letter with the FCC in support of a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution”).  On October 29, 2013, the FCC issued an order approving the Interoperability Solution (the “Interoperability Solution Order”), which requires us to reduce power emissions on our 700 MHz licenses.  As part of the Interoperability Solution Order, the

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FCC, among other things, approved our request to modify the 700 MHz Interim Build-Out Requirement so that by March 2017 (rather than the previous deadline of June 2013), we must provide signal coverage and offer service to at least 40% of our total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved our request to modify the 700 MHz Final Build-Out Requirement so that by March 2021 (rather than the previous deadline of June 2019), we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  These requirements replaced the previous build-out requirements associated with our 700 MHz licenses.  While the modifications to our 700 MHz licenses would provide us additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on our ability to fully utilize our 700 MHz licenses.  If we fail to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and we could face the reduction of license area(s).  If we fail to meet the Modified 700 MHz Final Build-Out Requirement, our authorization may terminate for the geographic portion of each license in which we are not providing service.

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

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $50 million over approximately the next 14 months.

During the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of December 31, 2013, the remaining obligation of our guarantee was $375 million.

As of December 31, 2013, we have not recorded a liability on the balance sheet for any of these guarantees.

Purchase Obligations

Our 2014 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, satellite and transponder leases, engineering services, and products and services related to the operation of our DISH branded pay-TV service.  Our purchase obligations also include certain fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

Programming Contracts

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of Pay-TV subscribers to whom we provide the respective content.  These programming commitments are not included in the “Commitments” table above.  The terms of our contracts typically range from one to ten years with annual rate increases.  Our programming expenses will continue to increase to the extent we are successful in growing our Pay-TV subscriber base.  In addition, our margins may face further downward pressure from price increases and the renewal of long-term Pay-TV programming contracts on less favorable pricing terms.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Rent Expense

Total rent expense for operating leases related to our continuing operations was $307 million, $254 million and $267 million in 2013, 2012 and 2011, respectively.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

c4cast.com, Inc.

On May 7, 2012, c4cast.com, Inc. filed a complaint against us and our wholly-owned subsidiary Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 7,958,204 (the “204 patent”), which is entitled “Community-Selected Content.”  The 204 patent relates to systems, methods and techniques for providing resources to participants over an electronic network.  On August 29, 2013, c4cast.com, Inc. dismissed the action with prejudice, pursuant to a settlement under which we made an immaterial payment in exchange for a license to us and EchoStar of certain patents and patent applications.

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed complaints against us and our wholly-owned subsidiaries DISH Network L.L.C. and dishNET Satellite Broadband L.L.C., as well as Hughes Communications, Inc. and Hughes Network Systems, LLC, which are wholly-owned subsidiaries of EchoStar, in the United States District Court for the Central District of California.  The complaint alleges infringement of United States Patent Nos. 7,116,710 (the “710 patent”), 7,421,032 (the “032 patent”), 7,916,781 (the “781 patent”) and 8,284,833 (the “833 patent”), each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech alleges that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiaries DISH DBS and DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc., Comcast Corp., DirecTV, Time Warner Cable Inc., Cox Communications, Inc., Level 3 Communications, Inc., Akamai Technologies, Inc., Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Custom Media Technologies LLC

On August 15, 2013, Custom Media Technologies LLC (“Custom Media”) filed complaints against us, AT&T Inc., Charter Communications, Inc., Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,269,275 (the “275 patent”).  The 275 patent, which is entitled “Method and System for Customizing and Distributing Presentations for User Sites,” relates to the provision of customized presentations to viewers over a network, such as “a cable television network, an Internet or other computer network, a broadcast

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

television network, and/or a satellite system.”  Custom Media is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV, in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  DirecTV was dismissed from the case on January 4, 2012.  On July 12, 2012, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed the operative second amended complaint making the same claim.  On January 24, 2013, Cyberfone Systems, LLC voluntarily dismissed the action against us and the EchoStar entities without prejudice.

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and Telephone Sales Rules, as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs are seeking civil penalties and damages of approximately $270 million and that the federal plaintiff is seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs are also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We have also filed a motion for summary judgment, seeking dismissal of all claims.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc., AT&T, Inc., Charter Communications, Inc., Comcast Corp., Cox Communications, Inc., DirecTV, Sirius XM Radio Inc., Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

ESPN

During 2008, our wholly-owned subsidiary DISH Network L.L.C. filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants, which the New York State Supreme Court, Appellate Division, First Department (the “First Department”) affirmed on April 2, 2013.  We sought leave to further appeal, which the New York Court of Appeals denied on August 27, 2013 on jurisdictional grounds.  On September 19, 2013, we appealed the trial court’s final judgment to the First Department.  The parties have submitted a stipulation to adjourn our appeal pending resolution of a motion by ESPN to strike our appeal.

ESPN had asserted a counterclaim alleging that we owed approximately $35 million under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted, in part, ESPN’s motion for summary judgment on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing was disputed.  On December 29, 2010, the First Department affirmed the partial grant of ESPN’s motion for summary judgment on the counterclaim.  After the partial grant of ESPN’s motion for summary judgment, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreements.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York State Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) during 2011.  On October 11, 2012, the New York State Supreme Court awarded ESPN $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim.  As a result, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of December 31, 2012.  During the first quarter 2013, we paid $71 million to ESPN related to the counterclaim and attorneys’ fees and $12 million for accrued interest, which amounts we may be able to recover if our further appeals are successful.  We intend to vigorously prosecute and defend this case.

Garnet Digital, LLC

On September 9, 2013, Garnet Digital, LLC (“Garnet Digital”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,379,421 (the “421 patent”), which is entitled “Interactive Terminal for the Access of Remote Database Information.”  The 421 patent relates to methods for accessing information from a remote computerized database and related devices.  On the same day, Garnet Digital filed similar complaints in the same court against 15 other defendants, including AT&T Inc., Comcast Corp., DirecTV, TiVo, Inc., and Verizon Communications, Inc.  Garnet Digital is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Sling placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal, LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.

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

California Actions.  The NBC plaintiffs and Fox plaintiffs filed amended complaints in their respective California actions adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  In addition, the Fox plaintiffs’ amended complaint added claims challenging the Hopper Transfers™ feature of our second-generation Hopper set-top box.

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  On September 23, 2013, the California court denied the Fox plaintiffs’ motion and on October 22, 2013, the Fox plaintiffs filed a notice of appeal.  The Fox claims are set for trial on January 13, 2015.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

New York Actions.  Both the ABC and CBS parties filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of our CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal began on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  The ABC and CBS claims are set to be trial-ready on April 17, 2015.

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

Lightsquared/Harbinger Capital Partners LLC (LightSquared Bankruptcy)

As previously disclosed in our public filings, L-Band Acquisition, LLC (“LBAC”), our wholly-owned subsidiary, entered into a Plan Support Agreement (the “PSA”) with certain senior secured lenders to LightSquared LP (the “LightSquared LP Lenders”) on July 23, 2013, which contemplated the purchase by LBAC of substantially all of the assets of LightSquared LP and certain of its subsidiaries (the “LBAC Bid”) that are debtors and debtors in possession in the LightSquared bankruptcy cases pending in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12 12080 (SCC).

Pursuant to the PSA, LBAC was entitled to terminate the PSA in certain circumstances, certain of which required three business days’ written notice, including, without limitation, in the event that certain milestones specified in the PSA were not met.  On January 7, 2014, LBAC delivered written notice of termination of the PSA to the LightSquared LP Lenders. As a result, the PSA terminated effective on January 10, 2014, and the LBAC Bid was withdrawn.

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), a shareholder of LightSquared Inc., filed an adversary proceeding against us, LBAC, EchoStar, Charles W. Ergen (our Chairman), SP Special Opportunities, LLC (“SPSO”) (an entity controlled by Mr. Ergen), and certain other parties, in the Bankruptcy Court.  Harbinger alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SPSO.  Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than us, LBAC and EchoStar.

On October 29, 2013, the Bankruptcy Court dismissed all of the claims against LBAC and us in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared filed its complaint, which included various claims against us, EchoStar, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims include, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against us, EchoStar and

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Mr. Ergen; and Harbinger’s claim against SPSO for equitable disallowance.  These claims proceeded to a non-jury trial on January 9, 2014, which concluded on January 17. 2014.  The parties are in the process of post-trial briefing and a hearing for closing arguments has been set for March 12, 2014.

We intend to vigorously defend this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

LightSquared Transaction Shareholder Derivative Actions

On August 9, 2013, a purported shareholder of the Company, Jacksonville Police and Fire Pension Fund (“Jacksonville PFPF”), filed a putative shareholder derivative action in the District Court for Clark County, Nevada alleging, among other things, breach of fiduciary duty claims against the members of the Company’s Board of Directors as of that date:  Charles W. Ergen; Joseph P. Clayton; James DeFranco; Cantey M. Ergen; Steven R. Goodbarn; David K. Moskowitz; Tom A. Ortolf; and Carl E. Vogel (collectively, the “Director Defendants”).  In its operative amended complaint, Jacksonville PFPF claims that Mr. Ergen breached his fiduciary duty to the Company in connection with certain purchases of LightSquared debt by SPSO, an entity controlled by Mr. Ergen, and that the other Director Defendants aided and abetted that alleged breach of duty.  The Jacksonville PFPF claims allege that (1) the debt purchases created an impermissible conflict of interest and (2) put at risk the LBAC Bid, which as noted above has been withdrawn.  Jacksonville PFPF further claims that most members of the Company’s Board of Directors are beholden to Mr. Ergen to an extent that prevents them from discharging their duties in connection with the Company’s participation in the LightSquared bankruptcy auction process.  Jacksonville PFPF is seeking an unspecified amount of damages.  Jacksonville PFPF dismissed its claims against Mr. Goodbarn on October 8, 2013.

Jacksonville PFPF sought a preliminary injunction that would enjoin Mr. Ergen and all of the Director Defendants other than Mr. Goodbarn from influencing the Company’s efforts to acquire certain assets of LightSquared in the bankruptcy proceeding.  On November 27, 2013, the Court denied that request but granted narrower relief enjoining Mr. Ergen and anyone acting on his behalf from participating in negotiations related to one aspect of the LBAC Bid, which as noted above has been withdrawn.

Five alleged shareholders have filed substantially similar putative derivative complaints in state and federal courts alleging the same or substantially similar claims.  On September 18, 2013, DCM Multi-Manager Fund, LLC filed a duplicative putative derivative complaint in the District Court for Clark County, Nevada, which was consolidated with the Jacksonville PFPF action on October 9, 2013.  Between September 25, 2013 and October 2, 2013, City of Daytona Beach Police Officers and Firefighters Retirement System, Louisiana Municipal Police Employees’ Retirement System and Iron Worker Mid-South Pension Fund filed duplicative putative derivative complaints in the United States District Court for the District of Colorado.  Also on October 2, 2013, Iron Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan filed its complaint in the United States District Court for the District of Nevada.  None of the plaintiffs in these actions is seeking a preliminary injunction.

On October 11, 2013, Iron Worker Mid-South Pension Fund dismissed its claims without prejudice.  On October 30, 2013, Louisiana Municipal Police Employees’ Retirement System dismissed its claims without prejudice and, on January 2, 2014, filed a new complaint in the District Court for Clark County, Nevada.  On December 13, 2013, City of Daytona Beach Police Officers and Firefighters Retirement System voluntarily dismissed its claims without prejudice.  The United States District Court for the District of Nevada has stayed the action by Iron Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan until April 16, 2014.

Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Norman IP Holdings, LLC

On September 15, 2011, Norman IP Holdings, LLC (“Norman”) filed a patent infringement complaint (the “2011 Action”) against Lexmark International Corporation (“Lexmark”) and Brother International Corporation (“Brother”), in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,592,555 (the “555 patent”), 5,530,597 (the “597 patent”) and 5,502,689 (the “689 patent”) by Lexmark, and infringement of the 555 patent and the 689 patent by Brother.  On January 27, 2012, Norman filed a second amended complaint in the 2011 Action that added us as a defendant, among others, in which it asserted the 555 patent and the 689 patent against us.  On September 21, 2012, Norman served us with preliminary infringement contentions related to the 555 patent and the 689 patent, as well as the 597 patent, which outlined Norman’s claims with respect to certain DISH products.  On February 8, 2013, Norman filed a third amended complaint in the 2011 Action, in which it added claims against us alleging infringement of the 597 patent.  On April 8, 2013, Norman filed a fourth amended complaint in the 2011 Action, in which it added new claims against us alleging infringement of additional DISH products.  On May 1, 2013, Norman filed a fifth amended complaint in the 2011 Action, in which it named Mercedes-Benz USA, LLC, Volkswagen Group of America, Inc., Xerox Corporation, ZTE (USA) Inc., and ZTE Solutions, Inc. as defendants, in addition to us.  On July 9, 2013, the Court ordered Norman to file a new sixth amended complaint limiting Norman’s claims against us to those specifically referenced in its September 21, 2012 preliminary infringement contentions.  As a result, on July 10, 2013, Norman filed a sixth amended complaint in the 2011 Action, in which it asserted claims against our wholly-owned subsidiary DISH Network L.L.C. replacing us as defendant, alleging that the use of certain Broadcom chipsets in DISH DVR systems infringes the 689 patent.  In addition, Norman withdrew all infringement claims against us regarding the 555 patent and the 597 patent.  On July 12, 2013, we filed a motion to dismiss the 2011 Action, because Norman failed to comply with the Court’s July 9, 2013 order.

In addition, on May 10, 2013, Norman filed a separate patent infringement complaint (the “2013 Action”) against us in the United States District Court for the Eastern District of Texas, asserting infringement of the 555, 597 and 689 patents, as well as United States Patent Nos. 5,608,873 (the “873 patent”) and 5,771,394 (the “394 patent”).  The infringement claims asserted in the 2013 Action relate to different DISH products than Norman identified in the 2011 Action.  On June 26, 2013, we filed a motion to dismiss the 2013 Action, because Norman failed to join necessary parties.  Our motion to dismiss is pending, and no trial date has been set for the 2013 Action.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Olympic Developments AG, LLC

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against our wholly-owned subsidiary DISH Network L.L.C., Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC, in the United States District Court for the Central District of California, alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 7, 2011, the case was stayed pending reexamination by the United States Patent and Trademark Office.  On March 12, 2013, Olympic voluntarily dismissed its claims against us without prejudice.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277 and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving us and EchoStar as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which we and EchoStar are sublicensees.  No trial date is currently set.

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

Pragmatus Telecom, LLC

On December 5, 2012, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement lawsuit against us, in the United States District Court for the District of Delaware, alleging infringement of United States Patent Nos. 6,311,231, 6,668,286, and 7,159,043.  Pragmatus alleges that the click-to-chat and click-to-call customer support features of the DISH website and call center management systems infringe these patents.  Pragmatus has brought similar complaints against more than 40 other companies, including Comcast Corporation, AT&T Inc., Sprint Spectrum LP dba Sprint PCS, Frontier Communications Corp., Bright House Networks L.L.C., United Parcel Services Inc., FedEx Corporation, General Motors Company and Ford Motor Company.  Pragmatus is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 5, 2013, Pragmatus voluntarily dismissed with prejudice all claims in the action relating to allegedly infringing features provided by certain of our vendors.  Pragmatus also voluntarily dismissed without prejudice all remaining claims in the action.

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International”) filed a complaint against us, our wholly-owned subsidiaries DISH DBS and DISH Network L.L.C., and EchoStar and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 6,243,725 (the “725 patent”), which is entitled “List Building System.”  The 725 patent relates to a system for building an inventory of audio/visual works.  Premier International is an entity

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 27, 2013, Premier International dismissed the action against us and the EchoStar entities with prejudice, pursuant to a settlement under which we and the EchoStar entities made an immaterial payment in exchange for a license to certain patents and patent applications.

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against us in the United States District Court for the Central District of California.  In the Operative Seventh Amended Complaint, filed on March 22, 2013, Preservation Technologies also names Netflix, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Disney Online, American Broadcasting Companies, Inc., Yahoo! Inc., Wal-Mart Stores, Inc., Vudu, Inc. and ESPN Internet Ventures as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services and our Hopper and Joey® set-top boxes infringe United States Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of California.  The suit originally alleged infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.  Only four patents remain in the case against us, of which all are expired and two are subject to granted reexamination proceedings before the United States Patent and Trademark Office.

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

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and EchoStar, in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the United States Patent and Trademark Office.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

TQP Development, LLC

On April 4, 2012, TQP Development, LLC (“TQP”) filed suit against our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On August 9, 2013, all claims in the action were dismissed with prejudice.

Tse

On May 30, 2012, Ho Keung Tse filed a complaint against our wholly-owned subsidiary Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 6,665,797 (the “797 patent”), which is entitled “Protection of Software Again [sic] Against Unauthorized Use.”  Mr. Tse is the named inventor on the 797 patent.  On the same day that he sued Blockbuster, Mr. Tse filed a separate action in the same court alleging infringement of the same patent against Google Inc., Samsung Telecommunications America, LLC and HTC America Inc.  He also has earlier-filed litigation on the same patent pending in the United States District Court for the Northern District of California against Sony Connect, Inc., Napster, Inc., Apple Computer, Inc., Realnetworks, Inc., and MusicMatch, Inc.  On March 8, 2013, the Court granted Blockbuster’s motion to transfer the matter to the United States District Court for the Northern District of California, the same venue where the matter against Google Inc., Samsung Telecommunications America, LLC and HTC America Inc. also was transferred.  On December 11, 2013, the Court granted our motion for summary judgment based on invalidity of the 797 patent.  Mr. Tse filed a notice of appeal on January 8, 2014.

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

Voom HD Holdings

In January 2008, Voom HD Holdings LLC (“Voom”) filed a lawsuit against our wholly-owned subsidiary DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service and seeking over $2.5 billion in damages.

On October 21, 2012, we entered into a confidential settlement agreement and release (the “Voom Settlement Agreement”) with Voom and CSC Holdings, LLC (“Cablevision”), and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  Pursuant to the terms of the Voom Settlement Agreement, among other things:  (i) the litigation between the parties relating to the Voom programming services was dismissed with prejudice and the parties released each other for all claims against each other related thereto; (ii) we agreed to pay $700 million in cash to Voom; (iii) DISH Media Holdings Corporation, our wholly-owned subsidiary, agreed to enter into an agreement to transfer its ownership interest in Voom to Rainbow Programming Holdings, LLC, an affiliate of Voom; and (iv) an affiliate of Cablevision agreed to enter into an agreement to transfer certain of its wireless multichannel video distribution and data service licenses (the “MVDDS Licenses”) to us.  On October 23, 2012, we paid Voom $700 million.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Separately, we entered into a multi-year affiliation agreement with AMC Network Entertainment LLC, WE: Women’s Entertainment LLC, The Independent Film Channel, The Sundance Channel L.L.C, each of which are subsidiaries of AMC Networks Inc., and Fuse Channel LLC, a subsidiary of The Madison Square Garden Company, for the carriage of AMC, WE, IFC, Sundance Channel and the Fuse channel.

Since the Voom Settlement Agreement and the multi-year affiliation agreement were entered into contemporaneously, we accounted for all components of both agreements at fair value in the context of the Voom Settlement Agreement.  We determined the fair value of the multi-year affiliation agreement and the MVDDS Licenses using a market-based approach and a probability-weighted discounted cash flow analysis, respectively.  Based on market data and similar agreements we have with other content providers, we allocated $54 million of the payments under the multi-year affiliation agreement to the fair value of the Voom Settlement Agreement.  The resulting liability was recorded on our Consolidated Balance Sheets as “Accrued Programming” and is being amortized as contra “Subscriber-related expenses” on a straight-line basis over the term of the agreement.  Evaluating all potential uses for the MVDDS Licenses, we assessed their fair value at $24 million and recorded these on our Consolidated Balance Sheets as “FCC Authorizations.”  The fair value of the Voom Settlement Agreement was assessed at $730 million and was recorded as “Litigation expense” on our Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012.

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

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business, including, among other things, disputes with programmers regarding fees.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial condition, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

17.            Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  Operating income is the primary measure used by our chief operating decision maker to evaluate segment operating performance.  On November 6, 2013, we announced that Blockbuster would close all of its remaining company-owned domestic retail stores and discontinue the Blockbuster by-mail DVD service.  As of December 31, 2013, Blockbuster had ceased all material operations.  See Note 10 for further discussion.  As a result, Blockbuster is no longer a business segment and the tables below represent only continuing operations, unless otherwise noted.  We currently operate two primary business segments.

•            DISH.  The DISH branded pay-TV service had 14.057 million subscribers in the United States as of December 31, 2013.  The DISH branded pay-TV service consists of FCC licenses authorizing us to use DBS and FSS spectrum, our satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET™ brand.

•                 Wireless.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain interim and final build-out requirements.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America and TerreStar.  The financial results of DBSD North America and TerreStar are included in our financial results beginning March 9, 2012.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  The FCC issued an order, which became effective on March 7, 2013, modifying our AWS-4 licenses to expand our terrestrial operating authority.  That order imposed certain limitations on the use of a portion of the spectrum and also mandated certain interim and final build-out requirements for the licenses.  As we review our options for the commercialization of this wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  See Note 16 for further discussion.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of December 31,
	2013	2012
	(In thousands)
Total assets:
DISH	$19,713,853	$16,224,949
Wireless	4,625,505	5,066,615
Eliminations	(4,041,934)	(4,189,097)
Total assets from continuing operations	20,297,424	17,102,467
Assets from discontinued operations	78,204	277,141
Total assets	$20,375,628	$17,379,608

			All
			Other &	Consolidated
Year Ended December 31, 2013	DISH	Wireless (1)	Eliminations	Total
	(In thousands)
Total revenue	$13,903,091	$1,774	$—	$13,904,865
Depreciation and amortization	952,793	101,233	—	1,054,026
Operating income (loss)	1,938,998	(590,819)	—	1,348,179
Interest income	197,095	99,953	(148,183)	148,865
Interest expense, net of amounts capitalized	(742,207)	(150,961)	148,183	(744,985)
Other, net	42,719	342,137	—	384,856
Income tax (provision) benefit, net	(511,491)	211,665	—	(299,826)
Income (loss) from continuing operations	925,114	(88,026)	—	837,089

Year Ended December 31, 2012
Total revenue	$13,179,907	$1,427	$—	$13,181,334
Depreciation and amortization	922,534	41,950	—	964,484
Operating income (loss)	1,322,474	(64,116)	—	1,258,358
Interest income	148,526	64,576	(114,011)	99,091
Interest expense, net of amounts capitalized	(534,585)	(115,662)	114,011	(536,236)
Other, net	172,874	823	—	173,697
Income tax (provision) benefit, net	(380,758)	48,767	—	(331,991)
Income (loss) from continuing operations	728,531	(65,612)	—	662,919

Year Ended December 31, 2011
Total revenue	$13,073,633	$430	$—	$13,074,063
Depreciation and amortization	912,203	—	—	912,203
Operating income (loss)	2,928,553	430	—	2,928,983
Interest income	33,847	35	—	33,882
Interest expense, net of amounts capitalized	(557,966)	—	—	(557,966)
Other, net	8,240	—	—	8,240
Income tax (provision) benefit, net	(890,815)	50	—	(890,765)
Income (loss) from continuing operations	1,521,858	516	—	1,522,374

(1)         The year ended December 31, 2012 reflects Wireless results from the acquisitions of DBSD North America and TerreStar on March 9, 2012 through December 31, 2012.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the products are delivered and services are provided.  All revenue from continuing operations were in the United States.

18.            Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2013, 2012 and 2011 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2013	$13,834	$129,372	$(127,225)	$15,981
December 31, 2012	$11,916	$117,117	$(115,199)	$13,834
December 31, 2011	$29,650	$94,709	$(112,443)	$11,916

19.            Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Year ended December 31, 2013:
Total revenue	$3,375,530	$3,485,774	$3,505,021	$3,538,540
Operating income (loss)	451,616	25,212	420,394	450,957
Income (loss) from continuing operations	212,234	(8,720)	343,325	290,250
Income (loss) from discontinued operations, net of tax	(1,558)	(6,354)	(32,334)	(7,097)
Net income (loss)	210,676	(15,074)	310,991	283,153
Net income (loss) attributable to DISH Network	215,598	(11,051)	314,907	288,038

Basic net income (loss) per share from continuing operations attributable to DISH Network	$0.48	$(0.01)	$0.76	$0.64
Basic net income (loss) per share from discontinued operations	—	(0.01)	(0.07)	(0.01)
Basic net income (loss) per share attributable to DISH Network	$0.48	$(0.02)	$0.69	$0.63

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$0.48	$(0.01)	$0.75	$0.64
Diluted net income (loss) per share from discontinued operations	(0.01)	(0.01)	(0.07)	(0.01)
Diluted net income (loss) per share attributable to DISH Network	$0.47	$(0.02)	$0.68	$0.63

Year ended December 31, 2012:
Total revenue	$3,247,977	$3,318,924	$3,293,609	$3,320,824
Operating income (loss)	558,334	481,932	(260,183)	478,275
Income (loss) from continuing operations	352,166	236,865	(154,430)	228,318
Income (loss) from discontinued operations, net of tax	7,959	(11,269)	(8,899)	(24,970)
Net income (loss)	360,125	225,596	(163,329)	203,348
Net income (loss) attributable to DISH Network	360,310	225,732	(158,461)	209,106

Basic net income (loss) per share from continuing operations attributable to DISH Network	$0.79	$0.52	$(0.33)	$0.52
Basic net income (loss) per share from discontinued operations	0.02	(0.02)	(0.02)	(0.06)
Basic net income (loss) per share attributable to DISH Network	$0.81	$0.50	$(0.35)	$0.46

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$0.78	$0.52	$(0.33)	$0.52
Diluted net income (loss) per share from discontinued operations	0.02	(0.02)	(0.02)	(0.06)
Diluted net income (loss) per share attributable to DISH Network	$0.80	$0.50	$(0.35)	$0.46

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

EchoStar is our primary supplier of set-top boxes and digital broadcast operations and a key supplier of a majority of our transponder capacity.  Generally, the amounts we pay EchoStar for products and services are based on pricing equal to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided.

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  We also may enter into additional agreements with EchoStar in the future.  The following is a summary of the terms of our principal agreements with EchoStar that may have an impact on our financial condition and results of operations.

“Equipment sales, services and other revenue - EchoStar”

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

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement automatically renewed on January 1, 2014 for an additional one-year period until January 1, 2015 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

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

EchoStar I.  During 2009, we entered into a satellite capacity agreement pursuant to which EchoStar leased certain satellite capacity from us on EchoStar I.  We and EchoStar mutually agreed to terminate this satellite capacity agreement effective as of July 1, 2012.

D1.  Effective November 1, 2012, we entered into a satellite capacity agreement pursuant to which Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes Communications, Inc. (“Hughes”), leases certain satellite capacity from us on D1 for research and development.  This lease generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; (iii) the date the spectrum capacity on which service is being provided under the agreement fails; or (iv) June 30, 2014.

EchoStar XV.  During May 2013, we began leasing satellite capacity to EchoStar on EchoStar XV and relocated the satellite for testing at EchoStar’s Brazilian authorization at the 45 degree orbital location.  Effective March 1, 2014, this lease will be converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.  Upon termination, EchoStar is responsible, among other things, for relocating this satellite from the 45 degree orbital location back to the 61.5 degree orbital location.

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

El Paso Lease Agreement.  During 2012, we leased certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for a period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms.

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

Effective January 1, 2012, we and EchoStar entered into a new broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which EchoStar provides broadcast services to us for the period from January 1, 2012 to December 31, 2016.  The material terms of the 2012 Broadcast Agreement are substantially the same as the material terms of the prior Broadcast Agreement, except that: (i) the fees for services provided under the 2012 Broadcast Agreement are calculated at either:  (a) EchoStar’s cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided; and (ii) if we terminate the teleport services provided under the 2012 Broadcast Agreement for a reason other than EchoStar’s breach, we are generally obligated to

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.

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

Satellite Capacity Leased from EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which we lease certain satellite capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease.  See Note 21 for further information regarding certain satellite capacity leased from EchoStar.  The term of each lease is set forth below:

EchoStar VI, VIII and XII.  The leases for EchoStar VI, VIII and XII generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  Beginning in the first quarter 2013, the leases for the EchoStar VI and VIII satellites expired in accordance with their terms and we no longer leased capacity from EchoStar on EchoStar VI and VIII.  During May 2013, we began leasing capacity from EchoStar on EchoStar VIII as an in-orbit spare.  Effective March 1, 2014, this lease will be converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussion under “Guarantees” in Note 16.

Under the terms of the DISH Nimiq 5 Agreement, we make certain monthly payments to EchoStar that commenced in September 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date the Nimiq 5 satellite was placed into service.  Upon expiration of the initial term, we have the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite.  Upon in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we receive service from EchoStar on 24 DBS transponders.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explored alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar provided us with alternate capacity at the 77 degree orbital location.  During the third quarter 2012, we and EchoStar entered into an agreement pursuant to which we sublease five DBS transponders back to EchoStar.  During January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013.

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

103 Degree Orbital Location/SES-3.  During May 2012, EchoStar entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree orbital location (the “103 Spectrum Rights”).  During June 2013, we and EchoStar entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which we may use and develop the 103 Spectrum Rights.  During the third quarter 2013, we made a $23 million payment to EchoStar in exchange for these rights.  In accordance with accounting principles that apply to transfers of assets between companies under common control, we recorded EchoStar’s net book value of this asset of $20 million in “Other noncurrent assets, net” on our Consolidated Balance Sheets and recorded the amount in excess of EchoStar’s net book value of $3 million as a capital distribution.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As part of the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the 2012 TT&C Agreement to cease the provision of TT&C services from EchoStar for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.

DBSD North America Agreement.  On March 9, 2012, we completed the DBSD Transaction.  During the second quarter 2011, EchoStar acquired Hughes.  Prior to our acquisition of DBSD North America and EchoStar’s acquisition of Hughes, DBSD North America and HNS entered into an agreement pursuant to which HNS provides, among other things, hosting, operations and maintenance services for DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement renewed for a one-year period ending on February 15, 2015, and renews for two successive one-year periods unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.

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

•                  Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on December 31, 2016.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•                  Santa Fe Lease Agreement.  The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado is for a period ending on December 31, 2016, with a renewal option for one additional year.

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

DISH Digital Holding L.L.C.  Effective July 1, 2012, we and EchoStar formed DISH Digital Holding L.L.C. (“DISH Digital”), which is owned two-thirds by us and one-third by EchoStar and is consolidated into our financial statements beginning July 1, 2012.  DISH Digital was formed to develop and commercialize certain advanced technologies.  We, EchoStar and DISH Digital entered into the following agreements with respect to DISH Digital:  (i) a contribution agreement pursuant to which we and EchoStar contributed certain assets in exchange for our respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement, which provides for the governance of DISH Digital; and (iii) a commercial agreement pursuant to which, among other things, DISH Digital has: (a) certain rights and corresponding obligations with respect to DISH Digital’s business; and (b) the right, but not the obligation, to receive certain services from us and EchoStar, respectively.  Since this was a formation of an entity under common control and a step-up in basis was not allowed, each party’s contributions were recorded at historical book value for accounting purposes.  We consolidated DISH Digital with EchoStar’s ownership position recorded as non-controlling interest.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

For the years ended December 31, 2013, 2012 and 2011, we purchased set-top boxes and other equipment from EchoStar of $1.242 billion, $1.005 billion and $1.158 billion, respectively.  Included in these amounts for 2012 and 2013 are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

related transactions.  In such case, EchoStar is solely liable for, and will indemnify us for, any resulting taxes, as well as any losses, claims and expenses.  The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

In light of the tax sharing agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns.  As a result, we agreed to pay EchoStar $83 million of the tax benefit we received or will receive.  This resulted in a reduction of our recorded unrecognized tax benefits and this amount was reclassified to a long-term payable to EchoStar within “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Consolidated Balance Sheets during the third quarter 2013.  Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit.  In addition, during the third quarter 2013, we and EchoStar agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and EchoStar for such combined returns, through the taxable period ending on December 31, 2017.

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and HNS entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement our RUS program.  The RUS Agreement expired during June 2013, when the Grant Funds were exhausted.  During the years ended December 31, 2013 and 2012, we expensed $3 million and $7 million, respectively, under the RUS Agreement, which is included in “Cost of sales — equipment, services and other” on our Consolidated Statement of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2011, we did not record any expense under the RUS Agreement.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In addition, under the settlement agreement, TiVo granted us a license under its ‘389 patent and certain related patents, for the remaining life of those patents, with respect to DISH-branded and co-branded products and services.

We and EchoStar, on the one hand, and TiVo, on the other hand, also agreed on mutual releases of certain related claims and agreed not to challenge each other’s DVR technology-related patents that are licensed under the settlement agreement.

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, dishNET Satellite Broadband L.L.C. (“dishNET Satellite Broadband”), our wholly-owned subsidiary, and HNS entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which dishNET Satellite Broadband has the right, but not the obligation, to market, sell and distribute the HNS satellite Internet service (the “Service”).  dishNET Satellite Broadband pays HNS a monthly per subscriber wholesale service fee for the Service based upon the subscriber’s service level, and, beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET Satellite Broadband has the right, but not the obligation, to purchase certain broadband equipment from HNS to support the sale of the Service.  The Distribution Agreement has a term of five years with automatic renewal for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.  During the years ended December 31, 2013 and 2012, we paid $32 million and $1 million, respectively, for these services from HNS, included in “Subscriber-related expenses” on

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the Consolidated Statements of Operations and Comprehensive Income (Loss).  Since this Distribution Agreement was entered into effective October 1, 2012, we incurred no expenses in prior periods.

For the years ended December 31, 2013 and 2012, we purchased broadband equipment from HNS of $69 million and $24 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  Since this Distribution Agreement was entered into effective October 1, 2012, we incurred no expenses in prior periods.  In addition, we purchase certain broadband equipment from EchoStar under the 2012 Receiver Agreement, as previously discussed.  In addition, see Note 21 for further information regarding the Distribution Agreement.

As part of the Satellite and Tracking Stock Transaction, on February 20, 2014, dishNET Satellite Broadband and Hughes amended the Distribution Agreement which will, among other things, extend the initial term of the Distribution Agreement through March 1, 2024.

Voom Settlement Agreement.  On October 21, 2012, we entered into the Voom Settlement Agreement with Voom HD Holdings LLC (“Voom”) and CSC Holdings, LLC (“Cablevision”), and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  EchoStar was a party to the Voom Settlement Agreement solely for the purposes of executing a mutual release of claims with Voom, Cablevision, MSG Holdings, L.P. and The Madison Square Garden Company relating to the Voom programming services.

Radio Access Network Agreement.  On November 29, 2012, we entered into an agreement with HNS pursuant to which HNS will construct for us a ground-based satellite radio access network (“RAN”) for a fixed fee.  The completion of the RAN under this agreement is expected to occur on or before November 29, 2014.  This agreement generally may be terminated by us at any time for convenience.  As of December 31, 2013 and 2012, we capitalized $13 million and $3 million, respectively, for these services, included in “Property and equipment, net” on our Consolidated Balance Sheets.

Amended and Restated T2 Development Agreement.  On August 29, 2013, we and EchoStar entered into a development agreement (the “T2 Development Agreement”) with respect to the T2 satellite, by which EchoStar reimburses us for amounts we pay pursuant to an authorization to proceed (the “T2 ATP”) with SS/L related to the T2 satellite construction contract.  In exchange, we granted EchoStar a right of first refusal and right of first offer to purchase our rights in T2 during the term of the T2 Development Agreement.  In addition, under certain circumstances EchoStar had a right to receive a portion of the sale proceeds in the event T2 is sold to a third party during or following the term of the T2 Development Agreement.  Unless sooner terminated in accordance with its terms, the term of the T2 Development Agreement expired on the later of: (i) December 31, 2013, or (ii) the date on which the T2 ATP expires.

During the fourth quarter 2013, we and EchoStar amended and restated the T2 Development Agreement (the “Amended and Restated T2 Development Agreement”), which supersedes and replaces the T2 Development Agreement.  Under the Amended and Restated T2 Development Agreement, EchoStar will continue to reimburse us for amounts we pay pursuant to the T2 ATP with SS/L.  In exchange, we granted EchoStar the right and option to purchase our rights in the T2 satellite for the sum of $55 million, exercisable at any time between January 1, 2014 and (i) the expiration or earlier termination of the Amended and Restated T2 Development Agreement or (ii) December 19, 2014, whichever occurs sooner.  Unless sooner terminated in accordance with its terms, the term of the Amended and Restated T2 Development Agreement expires on the later of: (a) December 19, 2014; or (b) the date on which the T2 ATP expires.

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

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$91,712	$72,549	$77,705

	As of December 31,
	2013	2012
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$23,417	$21,930

Discontinued Operations

Blockbuster.  On April 26, 2011, we completed the Blockbuster Acquisition.  During the second quarter 2011, EchoStar acquired Hughes.  Blockbuster purchased certain broadband products and services from HNS pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and EchoStar’s acquisition of Hughes.  Subsequent to these transactions, Blockbuster entered into a new agreement with HNS which extends for a period through October 31, 2014, pursuant to which Blockbuster may continue to purchase certain broadband products and services from HNS.  This agreement was terminated by Blockbuster effective February 1, 2014.  For the years ended December 31, 2013, 2012 and 2011, Blockbuster purchased certain broadband products and services from HNS of $1 million, $2 million and $2 million, respectively.  These amounts are included in “Income (loss) from discontinued operations, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

21.            Subsequent Events

Related Party Transactions with EchoStar

Satellite and Tracking Stock Transaction with EchoStar.  To improve our position in the growing consumer satellite broadband market, among other reasons, on February 20, 2014, we entered into agreements with EchoStar to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, we will transfer to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a wholly-owned subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV, including related in-orbit incentive obligations and interest payments of approximately $59 million) and approximately $11 million in cash in exchange for shares of a series of preferred tracking stock issued by EchoStar and shares of a series of preferred tracking stock issued by HSSC; and (ii) beginning on March 1, 2014, we will lease back certain satellite capacity on these five satellites (collectively, the “Satellite and Tracking Stock Transaction”).  The Satellite and Tracking Stock Transaction with EchoStar for EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV will result in operating lease obligations of $148 million due 2014, $175 million due 2015, $123 million due 2016, $102 million due 2017, $102 million due 2018 and $329 million due thereafter.  The Satellite and Tracking Stock Transaction with EchoStar for EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV will also result in a reduction of our long-term debt obligations associated with our in-orbit incentive payments of $5 million due 2014, $5 million due 2015, $4 million due 2016, $4 million due 2017, $4 million due 2018 and $22 million due thereafter and a reduction in our interest expense associated with our in-orbit incentive payments of $3 million due 2014, $2 million due 2015, $2 million due 2016, $2 million due 2017, $1 million due 2018 and $5 million due thereafter.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Since these agreements are among entities under common control, we will record the Tracking Stock at EchoStar and HSSC’s historical cost basis for those instruments.  Any difference between the historical cost basis of the Tracking Stock received and the net carrying value of the five satellites included in the Satellite and Tracking Stock Transaction will be recorded as a capital transaction in “Additional paid-in capital” on our Consolidated Balance Sheet.  The Tracking Stock will be accounted for on a cost basis.  The Satellite and Tracking Stock Transaction is further described below:

Transaction Agreement.  On February 20, 2014, DISH Operating L.L.C. (“DOLLC”) and DISH Network L.L.C. (“DNLLC”, together with DOLLC, the “DISH Investors”) and EchoStar XI Holding L.L.C., all indirect wholly-owned subsidiaries of DISH Network, entered into a Transaction Agreement (the “Transaction Agreement”) with EchoStar, HSSC and Alpha Company LLC, a wholly-owned subsidiary of EchoStar, pursuant to which, on March 1, 2014,  we will, among other things, transfer to EchoStar and HSSC five of our satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV, including related in-orbit incentive obligations and interest payments of approximately $59 million) and approximately $11 million in cash in exchange for an aggregate of 6,290,499 shares of preferred tracking stock issued by EchoStar and 81.128 shares of preferred tracking stock issued by HSSC (collectively, the “Tracking Stock”).  The Tracking Stock will generally track the residential retail satellite broadband business of Hughes Network Systems, LLC, a wholly-owned subsidiary of HSSC (“Hughes”), including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”).  The shares of the Tracking Stock issued to the DISH Investors will represent an aggregate 80% economic interest in the Hughes Retail Group.  The Transaction Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

Satellite Capacity Leased from EchoStar.  On February 20, 2014, we entered into satellite capacity agreements with certain subsidiaries of EchoStar, pursuant to which, beginning March 1, 2014, we will, among other things, lease certain satellite capacity on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  The total fees for the services provided under each satellite capacity agreement depends, among other things, upon the number of transponders on the applicable satellite and the length of the lease.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

Investor Rights Agreement.   On February 20, 2014, EchoStar, HSSC and the DISH Investors also entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with respect to the Tracking Stock.  The Investor Rights Agreement provides, among other things, certain information and consultation rights for the DISH Investors; certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfers of the Tracking Stock for one year, with continuing transfer restrictions (including a right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to EchoStar in connection with a change of control of DISH Network and a right to require EchoStar to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions); certain registration rights; certain obligations to provide conversion and exchange rights of the Tracking Stock under certain circumstances; and certain protective covenants afforded to holders of the Tracking Stock.  The Investor Rights Agreement generally will terminate as to the DISH Investors at such time as the DISH Investors no longer hold any shares of the HSSC-issued Tracking Stock and any registrable securities under the Investor Rights Agreement.