Form 10-K/A
period 2013-12-31
DISH Network CORP
filed 2014-04-29
CIK 1001082

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “10-K/A”) is being filed with respect to the Annual Report of DISH Network Corporation (“DISH Network” or the “Corporation”) on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2014 (the “10-K”).  The 10-K omitted the information required by Part III (Items 10 through 14), which had been contemplated to be incorporated by reference from DISH Network’s definitive Proxy Statement for its 2014 annual meeting of shareholders, in reliance on General Instruction G(3) of Form 10-K.  As DISH Network’s definitive Proxy Statement for its 2014 annual meeting of shareholders is not expected to be filed within 120 days after the end of DISH Network’s 2013 fiscal year, DISH Network is filing the 10-K/A to provide the disclosures required by Part III pursuant to General Instruction G(3) of Form 10-K.

In accordance with Rule 12b-15 under the Exchange Act, Part III, Items 10 through 14 of the 10-K, which were originally omitted and incorporated by reference to the Proxy Statement, have been amended to include this information, and Part IV, Item 15 of the 10-K has been amended solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act.  This 10-K/A does not amend or otherwise update any other information in the 10-K.  Accordingly, this 10-K/A should be read in conjunction with the 10-K and with DISH Network’s other filings with the SEC subsequent to the filing of the 10-K.

PART III

Item 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of the members of our board of directors (the “Board” or “Board of Directors”) and certain biographical information concerning each of them are set forth below:

Name	Age	First Became Director	Position with DISH Network

George R. Brokaw (1)	46	2013	Director
Joseph P. Clayton	64	2011	Director, President and Chief Executive Officer
James DeFranco	61	1980	Director and Executive Vice President
Cantey M. Ergen	59	2001	Director and Senior Advisor
Charles W. Ergen	61	1980	Chairman
Steven R. Goodbarn (1)	56	2002	Director
Charles M. Lillis (1)	72	2013	Director
David K. Moskowitz	56	1998	Director and Senior Advisor
Tom A. Ortolf (1)	63	2005	Director
Carl E. Vogel	56	2005	Director and Senior Advisor

(1)         Member of the Audit Committee, the Executive Compensation Committee (the “Compensation Committee”) and the Nominating Committee.

George R. Brokaw.  Mr. Brokaw joined the Board in October 2013 and is a member of our Audit Committee, Compensation Committee, and Nominating Committee.  Mr. Brokaw is currently a Managing Partner of the investment firm Trafelet Brokaw & Co., LLC.  Until September 30, 2013, Mr. Brokaw served as Managing Director of the Highbridge Growth Equity Fund at Highbridge Principal Strategies, LLC (“Highbridge”).  Prior to joining Highbridge in 2012, Mr. Brokaw was a Managing Partner and Head of Private Equity at Perry Capital, L.L.C. (“Perry”).  Prior to joining Perry, Mr. Brokaw was Managing Director (Mergers & Acquisitions) of Lazard Frères & Co. LLC (“Lazard”) from 2003 to 2005.  Mr. Brokaw joined the board of directors of Alico, Inc. in November 2013 and continues to serve in that role.  Mr. Brokaw previously served on the board of directors of North American Energy Partners Inc. from 2006 to 2013.  The Board has determined that Mr. Brokaw meets the independence requirements of NASDAQ and SEC rules and regulations.  The Board concluded that Mr. Brokaw should serve as a member of the Board due, among other things, to his financial experience, acquired, in part, during his tenure with Highbridge, Perry and Lazard.  Mr. Brokaw received a B.A. from Yale University and a J.D. and M.B.A. from the University of Virginia.  Mr. Brokaw is a member of the New York Bar.

Joseph P. Clayton.  Mr. Clayton has served on the Board since June 2011, and currently serves as our President and Chief Executive Officer.  Mr. Clayton served as Chairman of Sirius Satellite Radio Inc. (“Sirius”) from November 2004 to July 2008 and served as Chief Executive Officer of Sirius from November 2001 to November 2004.  Prior to joining Sirius, Mr. Clayton served as President of Global Crossing North America from 1999 to 2001, as President and Chief Executive Officer of Frontier Corporation (“Frontier”) from 1997 to 1999 and as Executive Vice President, Marketing and Sales - Americas and Asia, of Thomson S.A prior to Frontier.  Mr. Clayton previously served on the Board of Directors of Transcend Services, Inc. from 2001 to April 2012 and on the Board of Directors of EchoStar Corporation (“EchoStar”) from October 2008 to June 2011.  The Board concluded that Mr. Clayton should serve on the Board due, among other things, to his experience in the radio broadcast and telecommunications industries, including his prior service with Sirius and Frontier.

James DeFranco.  Mr. DeFranco is one of our Executive Vice Presidents and has been one of our vice presidents and a member of the Board since our formation.  During the past five years he has held various executive officer and director positions with DISH Network and our subsidiaries.  During 1980, Mr. DeFranco co-founded DISH Network with Charles W. Ergen and Cantey M. Ergen.  The Board concluded that Mr. DeFranco should serve on the Board due, among other things, to his knowledge of DISH Network since its formation, particularly in sales and marketing.

Cantey M. Ergen.  Mrs. Ergen has served on the Board since May 2001, is currently a Senior Advisor to us and has had a variety of operational responsibilities with us since our formation.  Mrs. Ergen served as a member of the board of directors of Children’s Hospital Colorado from 2001 to 2012, and is now an honorary lifetime member.  Mrs. Ergen also served on the board of trustees of Children’s Hospital Colorado Foundation from 2000 to 2001. During 1980, Mrs. Ergen co-founded DISH Network with her future spouse, Charles W. Ergen, and James DeFranco.  The Board concluded that Mrs. Ergen should serve on the Board due, among other things, to her knowledge of DISH Network since its formation and her service to us in a multitude of roles over the years.

Charles W. Ergen.  Mr. Ergen serves as our executive Chairman and has been Chairman of the Board of Directors of DISH Network since its formation.  During the past five years, Mr. Ergen has held various executive officer and director positions with DISH Network and our subsidiaries including the position of President and Chief Executive Officer from time to time.  During 1980, Mr. Ergen co-founded DISH Network with his future spouse, Cantey M. Ergen, and James DeFranco.  Mr. Ergen also serves as executive Chairman and Chairman of the Board of Directors of EchoStar and served as Chief Executive Officer of EchoStar from its formation in October 2007 until November 2009.  Mr. Ergen also served as EchoStar’s President from June 2008 to November 2009.  The Board concluded that Mr. Ergen should serve on the Board due, among other things, to his role as our co-founder and controlling shareholder and the expertise, leadership and strategic direction that he has contributed to us since our formation.

Steven R. Goodbarn.  Mr. Goodbarn joined the Board in December 2002 and is a member of our Audit Committee, where he serves as our “audit committee financial expert,” Compensation Committee, and Nominating Committee.  Since July 2002, Mr. Goodbarn has served as director, President and Chief Executive Officer of Secure64 Software Corporation, a company he co-founded. Mr. Goodbarn was Chief Financial Officer of Janus Capital Corporation (“Janus”) from 1992 to 2000, where he was a member of the executive committee and served on the board of directors of many Janus corporate and investment entities.  Mr. Goodbarn is a CPA and spent 12 years at Price Waterhouse prior to joining Janus.  The Board has determined that Mr. Goodbarn meets the independence and “audit committee financial expert” requirements of NASDAQ and SEC rules and regulations.  Mr. Goodbarn served as a member of the board of directors of EchoStar from its formation in October 2007 until November 2008.  The Board concluded that Mr. Goodbarn should serve on the Board due, among other things, to his knowledge of DISH Network from his service as a director since 2002 and his expertise in accounting, auditing, finance and risk management that he brings to the Board, in particular in light of his background as a CPA and his prior experience serving as Chief Financial Officer of Janus.

Charles M. Lillis.  Mr. Lillis joined the Board in November 2013 and is a member of our Audit Committee, Compensation Committee, and Nominating Committee.  Since 2011, Mr. Lillis has served as an advisor to Wells Fargo Bank, N.A. (“Wells Fargo”).  Previously, Mr. Lillis was a co-founder and managing partner of Castle Pines Capital LLC (“Castle Pines Capital”) from 2004 to 2011, a private equity concern and a financial services entity.  Castle Pines Capital was acquired by Wells Fargo in 2011.  Mr. Lillis was also previously a co-founder and principal of LoneTree Capital Management LLC (“LoneTree Capital Management”), a private equity investing group formed in 2000.  Prior to LoneTree Capital Management, Mr. Lillis served as Chairman of the board of directors and Chief Executive Officer of MediaOne Group, Inc. from its inception in 1995 through its acquisition by AT&T Corp. in 2000.  Mr. Lillis also has served on the boards of the following public companies:  Medco Health Solutions, Inc. from 2005 to 2012; SUPERVALU Inc. from 1995 to 2011; The Williams Companies Inc. from 2000 to 2009; and Washington Mutual, Inc. from 2005 to 2009.  The Board has determined that Mr. Lillis meets the independence requirements of NASDAQ and SEC rules and regulations.  The Board concluded that Mr. Lillis should serve as a member of the Board due, among other things, to his financial and managerial experience.

David K. Moskowitz.  Mr. Moskowitz is one of our Senior Advisors and was an Executive Vice President as well as our Secretary and General Counsel until 2007.  Mr. Moskowitz joined us in March 1990.  He was elected to the Board in 1998. Mr. Moskowitz performs certain business functions for us and our subsidiaries from time to time.  Mr. Moskowitz served as a member of the board of directors of EchoStar from its formation in October 2007 until May 2012.  The Board concluded that Mr. Moskowitz should serve on the Board due, among other things, to his knowledge of DISH Network from his service as a director since 1998 and his business and legal expertise that he brings to the Board, in particular in light of his service as our General Counsel for 17 years.

Tom A. Ortolf.  Mr. Ortolf joined the Board in May 2005 and is a member of our Audit Committee, Compensation Committee, and Nominating Committee.  Mr. Ortolf has been the President of CMC, a privately held investment management firm, for over twenty years.  The Board has determined that Mr. Ortolf meets the independence requirements of NASDAQ and SEC rules and regulations.  Mr. Ortolf has also served as a member of the board of directors of EchoStar since its formation in October 2007.  The Board concluded that Mr. Ortolf should serve on the Board due, among other things, to his knowledge of DISH Network from his service as a director since 2005 and his expertise in finance, business and risk management, in particular in light of his experience as an executive with CMC.

Carl E. Vogel.  Mr. Vogel has served on the Board since May 2005 and is currently a Senior Advisor to us. He served as our President from September 2006 to February 2008 and served as our Vice Chairman from June 2005 to March 2009.  From October 2007 to March 2009, Mr. Vogel served as the Vice Chairman of the board of directors of, and as a Senior Advisor to, EchoStar.  From 2001 to 2005, Mr. Vogel served as the President and CEO of Charter Communications Inc. (“Charter”), a publicly-traded company providing cable television and broadband services to approximately six million customers. Prior to joining Charter, Mr. Vogel worked as an executive officer in various capacities for companies affiliated with Liberty Media Corporation from 1998 to 2001.  Mr. Vogel was one of our executive officers from 1994 to 1997, including serving as our President from 1995 to 1997.  Mr. Vogel is also currently serving on the boards of directors of Shaw Communications, Inc. (which he joined in 2006), Universal Electronics, Inc. (which he joined in 2009), Ascent Capital Group, Inc. (f/k/a Ascent Media Corporation, which he joined in 2009), Sirius (which he joined in 2011) and AMC Networks Inc. (which he joined in 2013).  The Board concluded that Mr. Vogel should serve on the Board due, among other things, to his knowledge of DISH Network from his service as a director and officer and his experience in the telecommunications and related industries from his service over the years as a director or officer with a number of different companies in those industries.

Executive Officers

Information regarding our executive officers is contained in Part I of the 10-K filed with the SEC on February 21, 2014 under the caption “Item 1.  Business — Executive Officers of the Registrant.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our equity securities.  We believe that during 2013, our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements, with the exception of the inadvertent late filing of one Form 4 by Mr. Roger Lynch, our Executive Vice President, Advanced Technologies, which related to a single transaction.  In making these statements, we have relied upon examination of copies of Forms 3, 4 and 5 provided to us and the written representations of our directors and officers.

Code of Ethics

Information regarding our code of ethics is contained in Part I of the 10-K filed with the SEC on February 21, 2014 under the caption “Item 1.  Business — Website Access.”

Audit Committee

Our Board has established a standing Audit Committee in accordance with NASDAQ rules and Section 10A of the Securities Exchange Act of 1934 (the “Exchange Act”) and related SEC rules and regulations.  The current members of the Audit Committee are Mr. Brokaw, Mr. Goodbarn, Mr. Lillis and Mr. Ortolf, with Mr. Ortolf serving as Chairman of the Audit Committee and Mr. Goodbarn serving as our “audit committee financial expert”.  The Board has determined that each of these individuals meets the independence requirements of NASDAQ and SEC rules and regulations. The Board has also determined that each member of our Audit Committee is financially literate and that Mr. Goodbarn qualifies as an “audit committee financial expert” as defined by applicable SEC rules and regulations.  Our Audit Committee Charter is published in the corporate governance section of our investor relations website at http://www.dish.com.

Item 11.              EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis addresses our compensation objectives and policies for our Chief Executive Officer, Chief Financial Officer and three other most highly compensated persons acting as one of our executive officers in 2013 (collectively, the “Named Executive Officers”), or NEOs, the elements of NEO compensation and the application of those objectives and policies to each element of fiscal 2013 compensation for our NEOs.

This Compensation Discussion and Analysis contains information regarding company performance targets and goals for our executive compensation program. These targets and goals were disclosed to provide information on how executive compensation was determined in 2013 but are not intended to be estimates of future results or other forward-looking guidance.  We caution investors against using these targets and goals outside of the context of their use in our executive compensation program as described herein.

Overall Compensation Program Objectives and Policies

Compensation Philosophy

DISH Network’s executive compensation program is guided by the following key principles:

•                  Attraction, retention and motivation of executive officers over the long-term;

•                  Recognition of individual performance;

•                  Recognition of the achievement of company-wide performance goals; and

•                  Creation of shareholder value by aligning the interests of management and DISH Network’s shareholders through equity incentives.

General Compensation Levels

The total direct compensation opportunities, both base salaries and long-term incentives, offered to DISH Network’s NEOs have been designed to ensure that they are competitive with market practice, support DISH Network’s executive recruitment and retention objectives, reward individual and company-wide performance and contribute to DISH Network’s long-term success by aligning the interests of its executive officers and shareholders.

The Compensation Committee, without Mr. Ergen present, determines Mr. Ergen’s compensation. Mr. Ergen recommends to the Board of Directors, but the Board of Directors ultimately approves, the base compensation of DISH Network’s other NEOs.  The Compensation Committee has made and approved grants of options and other equity-based compensation to DISH Network’s NEOs, and established in writing performance goals for any performance-based compensation that together with other compensation to any of DISH Network’s NEOs could exceed $1 million annually. The Compensation Committee has also certified achievement of those performance goals prior to payment of performance-based compensation.

In determining the actual amount of each NEO’s compensation, the Compensation Committee reviews the information described in “Compilation of Certain Proxy Data” below, the Compensation Committee’s subjective performance evaluation of the individual’s performance (after reviewing Mr. Ergen’s recommendations with respect to the NEOs other than himself), the individual’s success in achieving individual and company-wide goals, whether the performance goals of any short-term or long-term incentive plans were met and the payouts that would become payable upon achievement of those performance goals, equity awards previously granted to the individual, and equity awards that would be normally granted upon a promotion in accordance with DISH Network’s policies for promotions.  The Compensation Committee and the Board of Directors have also considered the extent to which individual extraordinary efforts of each of DISH Network’s NEOs resulted in tangible increases in corporate, division or department success when setting base cash salaries and short term incentive compensation.

Furthermore, the Compensation Committee also makes a subjective determination as to whether an increase should be made to Mr. Ergen’s compensation based on its evaluation of Mr. Ergen’s contribution to the success of DISH Network, whether the performance goals of any short-term or long-term incentive plans were met, the respective payouts that would become payable to Mr. Ergen upon achievement of those performance goals, the respective options and other stock awards currently held by Mr. Ergen and whether such awards are sufficient to retain Mr. Ergen.

This approach to general compensation levels is not formulaic and the weight given to any particular factor in determining a particular NEO’s compensation depends on the subjective consideration of all factors described above in the aggregate.

With respect to incentive compensation, DISH Network attempts to ensure that each NEO has equity incentives at any given time that are significant in relation to such individual’s annual cash compensation to ensure that each of DISH Network’s NEOs has appropriate incentives tied to the performance of DISH Network’s Class A Common Stock (the “Class A Shares”). Therefore, DISH Network may grant more equity incentives to one particular NEO in a given year if a substantial portion of the NEO’s equity incentives are vested and the underlying stock is capable of being sold. In addition, if an NEO recently received a substantial amount of equity incentives, DISH Network may not grant any equity incentives to that particular NEO.

Compilation of Certain Proxy Data

In connection with the approval process for DISH Network’s executive officer compensation, the Board of Directors and the Compensation Committee had management prepare a compilation of the compensation components for the NEOs of companies selected by the Compensation Committee, as disclosed in their respective publicly-filed proxy statements (the “Proxy Data”). These surveyed companies included: DirecTV; Comcast Corporation; Time Warner Cable Inc.; Charter Communications, Inc.; Liberty Global, Inc.; Verizon Communications, Inc.; CenturyLink, Inc.; and Level 3 Communications, Inc.  The Proxy Data, along with other information obtained by members of the Compensation Committee from media reports, such as newspaper or magazine articles or other generally available sources related to executive compensation, and from corporate director events attended by members of the Compensation Committee, is used solely as a subjective frame of reference, rather than a basis for benchmarking compensation for DISH Network’s NEOs.  The Compensation Committee and Board of Directors do not utilize a formulaic or standard, formalized benchmarking level or element in tying or otherwise setting DISH Network’s executive compensation to that of other companies.  Generally, DISH Network’s overall compensation lags behind competitors in the area of base pay, severance packages, and short-term incentives and may be competitive over time in equity compensation.  If DISH Network’s stock performance substantially outperforms similar companies, executive compensation at DISH Network could exceed that at similar companies.  Barring significant increases in the stock price, however, DISH Network’s compensation levels generally lag its peers.

Deductibility of Compensation

Section 162(m) of the U.S. Internal Revenue Code (the “Code”) places a limit on the tax deductibility of compensation in excess of $1 million paid to certain “covered employees” of a publicly held corporation (generally, the corporation’s chief executive officer and its next three most highly compensated executive officers (other than the chief financial officer) in the year that the compensation is paid).  This limitation applies only to compensation that is not considered performance-based under the Section 162(m) rules.  The Compensation Committee conducts an ongoing review of DISH Network’s compensation practices for purposes of obtaining the maximum continued deductibility of compensation paid consistent with DISH Network’s existing commitments and ongoing competitive needs.  However, nondeductible compensation in excess of this limitation may be paid.

Use of Compensation Consultants

No compensation consultants were retained by the Corporation, the Board of Directors or the Compensation Committee to either evaluate or recommend the setting of executive compensation during the past fiscal year.

Implementation of Executive Compensation Program Objectives and Policies

Weighting and Selection of Elements of Compensation

As described in “General Compensation Levels” above, neither the Board of Directors nor the Compensation Committee has in the past assigned specific weights to any factors considered in determining compensation, and none of the factors are more dispositive than others.

Elements of Executive Compensation

The primary components of DISH Network’s executive compensation program have included:

•                  base cash salary;

•                  short-term incentive compensation, including conditional and/or performance-based cash incentive compensation and discretionary bonuses;

•                  long-term equity incentive compensation in the form of stock options and restricted stock units offered under DISH Network’s stock incentive plans;

•                  401(k) plan; and

•                  other compensation, including perquisites and personal benefits and post-termination compensation.

These elements combine to promote the objectives and policies described above.  Base salary, 401(k) benefits and other benefits and perquisites provided generally to DISH Network employees provide a minimum level of compensation for our NEOs.  Short-term incentives reward individual performance and achievement of annual goals important to DISH Network. Long-term equity-incentive compensation aligns NEO compensation directly with the creation of long-term shareholder value and promotes retention.

DISH Network has not required that a certain percentage of an executive’s compensation be provided in one form versus another.  However, the Compensation Committee’s goal is to award compensation that is reasonable in relation to DISH Network’s compensation program and objectives when all elements of potential compensation are considered.  Each element of DISH Network’s historical executive compensation and the rationale for each element is described below.

Base Cash Salary

DISH Network has traditionally included salary in its executive compensation package under the belief that it is appropriate that some portion of the compensation paid to its executives be provided in a form that is fixed and liquid occurring over regular intervals. Generally, for the reasons discussed in “Long-Term Equity Incentive Compensation,” DISH Network has weighted overall compensation towards equity components as opposed to base salaries. The Compensation Committee and the Board of Directors have traditionally been free to set base salary at any level deemed appropriate and typically review base salaries once annually.  Any increases or decreases in base salary on a year-over-year basis have usually been dependent on a combination of the following factors:

•                  the Compensation Committee’s and the Board of Directors’ respective assessment of DISH Network’s overall financial and business performance;

•                  the performance of the NEO’s business unit;

•                  the NEO’s individual contributions to DISH Network; and

•                  the rate of DISH Network’s standard annual merit increase for employees who are performing at a satisfactory level.

Short-Term Incentive Compensation

This compensation program, if implemented for a particular year, generally provides for a bonus that is linked to annual performance as determined by the Compensation Committee at the beginning of each fiscal year when it establishes the short-term incentive plan for that year.  The objective of the short-term incentive plan is to compensate NEOs in significant part based on the achievement of specific annual goals that the Compensation Committee believes will create an incentive to maximize long-term shareholder value.  This compensation program also permits short-term incentive compensation to be awarded in the form of discretionary cash bonuses based on individual performance during the year.

During 2013, the Board of Directors and the Compensation Committee elected not to implement a short-term incentive program.  The decision not to implement a short-term incentive program during 2013 was made based upon, among other things, the adoption of the 2013 Long Term Incentive Plan, or 2013 LTIP, discussed below.

Long-Term Equity Incentive Compensation

DISH Network has traditionally operated under the belief that executive officers will be better able to contribute to its long-term success and help build incremental shareholder value if they have a stake in that future success and value. DISH Network has stated it believes this stake focuses the executive officers’ attention on managing DISH Network as owners with equity positions in DISH Network and aligns their interests with the long-term interests of DISH Network’s shareholders. Equity awards therefore have represented an important and significant component of DISH Network’s compensation program for executive officers. DISH Network has attempted to create general incentives with its standard stock option grants and conditional incentives through conditional awards that may include payouts in cash or equity.

General Equity Incentives

With respect to equity incentive compensation, DISH Network attempts to ensure that each NEO has equity incentives at any given time that are significant in relation to such individual’s annual cash compensation to ensure that each of DISH Network’s NEOs has appropriate incentives tied to the performance of DISH Network’s Class A Shares. Therefore, DISH Network may grant more equity incentives to one particular NEO in a given year if a substantial portion of the NEO’s equity incentives are vested and the underlying stock is capable of being sold. In addition, if an NEO recently received a substantial amount of equity incentives, DISH Network may not grant any equity incentives to that particular NEO.  In particular, in granting awards for 2013, the Compensation Committee took into account, among other things, the amount necessary to retain our executive officers and that our executive officers had been granted equity incentives under the 2013 LTIP.

In granting equity incentive compensation, the Compensation Committee also takes into account whether the NEO has been promoted in determining whether to award equity awards to that individual.  Finally, from time to time, the Compensation Committee may award one-time equity awards based on a number of subjective criteria, including the NEO’s position and role in DISH Network’s success and whether the NEO made any exceptional contributions to DISH Network’s success.

To aid in our retention of employees, options granted under DISH Network’s stock incentive plans generally vest at the rate of 20% per year and have exercise prices not less than the fair market value of DISH Network’s Class A Shares on the date of grant or the last trading day prior to the date of grant (if the date of grant is not a trading day). Other than performance-based awards such as those granted under the 2005 LTIP, 2008 LTIP, 2013 LTIP or those granted to Messrs. Ergen, Clayton and Han, DISH Network’s standard form of option agreement given to executive officers has included acceleration of vesting upon a change in control of DISH Network for those executive officers that are terminated by DISH Network or the surviving entity, as applicable, for any reason other than for cause during the twenty-four month period following such change in control.

The principal provisions of our equity incentive plans, and certain material equity incentive grants under such plans, are summarized below. This summary and the features of these equity incentive plans and grants set forth below, do not purport to be complete and are qualified in their entirety by reference to the provisions of the specific equity incentive plan or grant.

Practices Regarding Grant of Equity Incentives

Prior to 2013, DISH Network generally awarded equity incentives as of the last day of each calendar quarter and set exercise prices at not less than the fair market value of Class A Shares on the date of grant or the last trading day prior to the date of grant (if the last day of the calendar quarter was not a trading day).  Beginning April 1, 2013, DISH Network generally awards equity incentives as of the first day of each calendar quarter and will set exercise prices at not less than the fair market value of Class A Shares on the date of grant or the last trading day prior to the date of grant (if the date of grant is not a trading day).

2009 Stock Incentive Plan

We have adopted an employee stock incentive plan, which we refer to as the 2009 Stock Incentive Plan. The purpose of the 2009 Stock Incentive Plan is to provide incentives to attract and retain executive officers and other key employees. Awards available to be granted under the 2009 Stock Incentive Plan include: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock and restricted stock units; (iv) performance awards; (v) dividend equivalents; and (vi) other stock-based awards.

Class B Chairman Stock Option Plan

We have adopted a Class B Chairman stock option plan, which we refer to as the 2002 Class B Chairman Stock Option Plan. The purpose of the 2002 Class B Chairman Stock Option Plan is to promote the interests of DISH Network and its subsidiaries by aiding in the retention of Charles W. Ergen, the Chairman of DISH Network, who our Board of Directors believes is crucial to assuring our future success, to offer Mr. Ergen incentives to put forth maximum efforts for our future success and to afford Mr. Ergen an opportunity to acquire additional proprietary interests in DISH Network.  Mr. Ergen abstained from our Board of Directors’ vote on this matter.  Awards available to be granted under the 2002 Class B Chairman Stock Option Plan include nonqualified stock options and dividend equivalent rights with respect to DISH Network’s Class B Common Stock (the “Class B Shares”).

Employee Stock Purchase Plan

We have adopted an employee stock purchase plan, which we refer to as our ESPP. The purpose of the ESPP is to provide our eligible employees with an opportunity to acquire a proprietary interest in us by the purchase of our Class A Shares. All full-time employees who are employed by DISH Network for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees are not permitted to deduct an amount that would permit such employee to purchase our capital stock in an amount that exceeds $25,000 in fair market value of capital stock in any one year. The ESPP is intended to qualify under Section 423 of the Code and thereby provide participating employees with an opportunity to receive certain favorable income tax consequences as to stock purchased under the ESPP.  On February 11, 2013, our Board adopted an amendment and restatement of the ESPP, which was approved by our shareholders at the 2013 Annual Meeting.  The amendment and restatement of the ESPP increased the number of Class A Shares that may be purchased under the ESPP from 1,800,000 to 2,800,000.

2005 Long-Term Incentive Plan

During January 2005, DISH Network adopted the 2005 Long-Term Incentive Plan, or 2005 LTIP, within the terms of DISH Network’s 1999 Stock Incentive Plan. The purpose of the 2005 LTIP is to promote DISH Network’s interests and the interests of its shareholders by providing key employees with financial rewards through equity participation upon achievement of DISH Network reaching the milestone of 15 million direct broadcast satellite (“DBS”) subscribers. The employees eligible to participate in the 2005 LTIP include DISH Network’s executive officers, vice presidents, directors and certain other key employees designated by the Compensation Committee. Awards under the 2005 LTIP consist of a one-time grant of: (a) an option to acquire a specified number of shares priced at the market value as of the last day of the calendar quarter in which the option was granted or the last trading day prior to the date of grant (if the last day of the calendar quarter is not a trading day); (b) rights to acquire for no additional consideration a specified smaller number of DISH Network’s Class A Shares; or (c) in some cases, a corresponding combination of a lesser number of option shares and such rights to acquire DISH Network’s Class A Shares. The options and rights vest in 10% increments on each of the first four anniversaries of the date of grant and then at the rate of 20% per year thereafter; provided, however, that none of the options or rights shall be exercisable until DISH Network reaches the milestone of 15 million DBS subscribers. The performance goal under the 2005 LTIP was not achieved in 2013, and none of the awards have vested.  Mr. Ergen has 900,000 stock options under the 2005 LTIP that were granted on September 30, 2005.  Mr. Shull has 30,000 stock options under the 2005 LTIP that were granted on March 31, 2005.  Mr. Han has 90,000 stock options and 30,000 restricted stock units under the 2005 LTIP that were granted on September 30, 2006.  Mr. Clayton and Mr. Olson do not have any awards under the 2005 LTIP.

2008 Long-Term Incentive Plan

During December 2008, DISH Network adopted the 2008 LTIP, within the terms of our 1999 Stock Incentive Plan. After the expiration of the 1999 Stock Incentive Plan on April 16, 2009, awards under the 2008 LTIP to new employee hires or employees who were promoted were granted pursuant to the 2009 Stock Incentive Plan.  The purpose of the 2008 LTIP was to promote DISH Network’s interests and the interests of its shareholders by providing key employees with financial rewards through equity participation upon achievement of a specified long-term cumulative free cash flow goal while maintaining a specified long-term DBS subscriber threshold. The employees eligible to participate in the 2008 LTIP included DISH Network’s executive officers, vice presidents, directors and certain other key employees designated by the Compensation Committee.  Awards under the 2008 LTIP consisted of a one-time grant of: (a) an option to acquire a specified number of shares priced at the market value as of the last day of the calendar quarter in which the option was granted or the last trading day prior to the date of grant (if the last day of the calendar quarter was not a trading day); (b) rights to acquire for no additional consideration a specified smaller number of DISH Network’s Class A Shares; or (c) in some cases, a corresponding combination of a lesser number of option shares and such rights to acquire DISH Network’s Class A Shares.  Under the 2008 LTIP, the cumulative free cash flow goals and the total net DBS subscriber threshold were measured on the last day of each calendar quarter commencing on March 31, 2009 and continuing through and including December 31, 2015.  As of July 1, 2012, we no longer granted awards under the 2008 LTIP.

In the event that a cumulative free cash flow goal was achieved and the total net DBS subscriber threshold was met as of the last day of any such calendar quarter: (i) the applicable cumulative free cash flow goal was retired; and (ii) the corresponding increment of the option/restricted stock unit vested and became exercisable contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC, in accordance with the following schedule (for those employees that received equity awards under the 2008 LTIP before April 1, 2009):

Cumulative Free Cash Flow Goal	Total Net DBS Subscriber Threshold	Cumulative Vesting Schedule
$1 billion	13 million	10%
$2 billion	13 million	25%
$3 billion	13 million	45%
$4 billion	13 million	70%
$5 billion	13 million	100%

Employees who were granted equity awards after April 1, 2009 under the 2008 LTIP received a reduced number of options to acquire DISH Network’s Class A Shares relative to the amounts that were granted to employees at the same level prior to April 1, 2009; such shares were subject to a vesting schedule that varied based upon the date on which such awards were granted.

Mr. Ergen was granted 900,000 stock options under the 2008 LTIP on December 31, 2008.  Messrs. Han and Shull were granted 300,000 and 75,000 stock options, respectively, under the 2008 LTIP on December 31, 2008.  Mr. Olson was granted 240,000 stock options under the 2008 LTIP on June 30, 2009 in connection with the commencement of his employment. Mr. Clayton did not have any awards under the 2008 LTIP.  During 2009, we generated cumulative free cash flow in excess of $1 billion while also maintaining 13 million DBS subscribers which resulted in the vesting of approximately 10% of the 2008 LTIP stock awards.  Accordingly, the $1 billion cumulative free cash flow goal under the 2008 LTIP was retired.  During 2011, we generated cumulative free cash flow in excess of $3 billion while also maintaining 13 million DBS subscribers, which resulted in the cumulative vesting of approximately 45% of the 2008 LTIP stock awards during 2011.  Accordingly, the $2 billion and $3 billion cumulative free cash flow goals under the 2008 LTIP were retired.  During 2012, we generated cumulative free cash flow in excess of $4 billion while also maintaining 13 million DBS subscribers, which resulted in the cumulative vesting of approximately 70% of the 2008 LTIP stock awards during 2012.  Accordingly, the $4 billion cumulative free cash flow goal under the 2008 LTIP was retired.  During 2013, we generated cumulative free cash flow in excess of $5 billion while also maintaining 13 million DBS subscribers, which resulted in the cumulative vesting of 100% of the 2008 LTIP stock awards during 2013.  Accordingly, the $5 billion cumulative free cash flow goal under the 2008 LTIP was retired.

2010 Equity Incentives to Mr. Han

During 2010, based on Mr. Ergen’s subjective evaluation of Mr. Han’s contributions to the Corporation’s performance and to align his interests with the long-term interests of DISH Network’s shareholders, Mr. Ergen recommended, and the Compensation Committee agreed, to grant Mr. Han 200,000 restricted stock units (RSUs) and an option to purchase 600,000 shares of Class A Shares, with such awards vesting incrementally before June 30, 2020 according to the following vesting schedules.  Although they are not NEOs for the year ended December 31, 2013, Thomas A. Cullen, our Executive Vice President, Corporate Development, and R. Stanton Dodge, our Executive Vice President, General Counsel and Secretary, each also received the same grant of options and RSUs as Mr. Han.  None of the goals under this grant have been met, and none of the awards have vested.

Fifty percent (50%) of the option and RSU awards granted to Mr. Han vest based upon achieving the following specified cumulative free cash flow goals while achieving and maintaining a minimum threshold of 15,250,000 total net subscribers:

Cumulative Free Cash Flow Goal	Options Vesting Schedule	RSUs Vesting Schedule
$250 million	15,000	5,000
$500 million	15,000	5,000
$750 million	15,000	5,000
$1 billion	15,000	5,000
$1.25 billion	15,000	5,000
$1.5 billion	15,000	5,000
$1.75 billion	15,000	5,000
$2 billion	15,000	5,000
$2.25 billion	15,000	5,000
$2.5 billion	15,000	5,000
$2.75 billion	15,000	5,000
$3 billion	15,000	5,000
$3.25 billion	15,000	5,000
$3.5 billion	15,000	5,000
$3.75 billion	15,000	5,000
$4 billion	15,000	5,000
$4.25 billion	15,000	5,000
$4.5 billion	15,000	5,000
$4.75 billion	15,000	5,000
$5 billion	15,000	5,000

In the event that the total net subscriber threshold is met and a cumulative free cash flow goal is achieved as of the last day of a given calendar quarter: (i) the applicable cumulative free cash flow goal(s) will be retired; and (ii) the corresponding increment(s) of the option or RSU awards will vest and shall become exercisable contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC.

The other fifty percent (50%) of the option and RSU awards granted to Mr. Han vest based upon achieving the following specified total net subscriber goals while achieving and maintaining the specified cumulative free cash flow goal:

Cumulative Free Cash Flow Goal	Total Net Subscriber Goal	Options Vesting Schedule	RSUs Vesting Schedule
$250 million	15,250,000	15,000	5,000
$500 million	15,500,000	15,000	5,000
$750 million	15,750,000	15,000	5,000
$1 billion	16,000,000	15,000	5,000
$1.25 billion	16,250,000	15,000	5,000
$1.5 billion	16,500,000	15,000	5,000
$1.75 billion	16,750,000	15,000	5,000
$2 billion	17,000,000	15,000	5,000
$2.25 billion	17,250,000	15,000	5,000
$2.5 billion	17,500,000	15,000	5,000
$2.75 billion	17,750,000	15,000	5,000
$3 billion	18,000,000	15,000	5,000
$3.25 billion	18,250,000	15,000	5,000
$3.5 billion	18,500,000	15,000	5,000
$3.75 billion	18,750,000	15,000	5,000
$4 billion	19,000,000	15,000	5,000
$4.25 billion	19,250,000	15,000	5,000
$4.5 billion	19,500,000	15,000	5,000
$4.75 billion	19,750,000	15,000	5,000
$5 billion	20,000,000	15,000	5,000

In the event that the cumulative free cash flow goal is met (or has already been retired and continues to be met) and a total net subscriber goal is achieved as of the last day of any such calendar quarter: (i) the applicable total net subscriber goal(s) will be retired; and (ii) the corresponding increment of the option or RSU awards will vest and shall become exercisable contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC.

For purposes of the total net subscriber goal and total net subscriber threshold under these equity incentive awards, the calculation of “subscribers” is a formula that takes into account, among other things, Pay-TV subscribers and broadband subscribers.  In addition, for purposes of the cumulative free cash flow goals under these equity incentive awards, the calculation of “cumulative free cash flow” is a formula that takes into account, among other things, free cash flow as set forth in the Corporation’s financial results for that quarter or year, as applicable, filed with the SEC.  The Compensation Committee has final authority to, among other things, interpret and calculate any and all aspects of these equity incentive awards, including vesting and all other aspects of calculating the achievement of the goals under these equity incentive awards.

2011 Equity Incentives to Mr. Ergen

During 2011, the Compensation Committee determined that Mr. Ergen should receive a grant of options to purchase 1,200,000 of the Corporation’s Class A Shares, with such award vesting incrementally before June 30, 2021 according to the following vesting schedules.

Fifty percent (50%) of the option awards granted to Mr. Ergen vest based upon achieving the following specified cumulative free cash flow goals while achieving and maintaining a minimum threshold of 14,250,000 total net subscribers:

Cumulative Free Cash Flow Goal	Vesting Schedule
$250 million	30,000
$500 million	30,000
$750 million	30,000
$1 billion	30,000
$1.25 billion	30,000
$1.5 billion	30,000
$1.75 billion	30,000
$2 billion	30,000
$2.25 billion	30,000
$2.5 billion	30,000
$2.75 billion	30,000
$3 billion	30,000
$3.25 billion	30,000
$3.5 billion	30,000
$3.75 billion	30,000
$4 billion	30,000
$4.25 billion	30,000
$4.5 billion	30,000
$4.75 billion	30,000
$5 billion	30,000

In the event that the total net subscriber threshold is met and a cumulative free cash flow goal is achieved as of the last day of a given calendar quarter: (i) the applicable cumulative free cash flow goal(s) will be retired; and (ii) the corresponding increment of the option will vest and shall become exercisable contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC.  During 2013, we generated cumulative free cash flow in excess of $2.5 billion while achieving and maintaining a minimum threshold of 14,250,000 total net subscribers, resulting in the vesting of 300,000 stock options during 2013.  Accordingly, the $250 million, $500 million, $750 million, $1 billion, $1.25 billion, $1.5 billion, $1.75 billion, $2 billion, $2.25 billion and $2.5 billion cumulative free cash flow goals under the grant were retired.

The other fifty percent (50%) of the option awards granted to Mr. Ergen vest based upon achieving the following specified total net subscriber goals while achieving and maintaining the specified cumulative free cash flow goal:

Cumulative Free Cash Flow Goal	Total Net Subscriber Goal	Vesting Schedule
$250 million	14,250,000	30,000
$500 million	14,500,000	30,000
$750 million	14,750,000	30,000
$1 billion	15,000,000	30,000
$1.25 billion	15,250,000	30,000
$1.5 billion	15,500,000	30,000
$1.75 billion	15,750,000	30,000
$2 billion	16,000,000	30,000
$2.25 billion	16,250,000	30,000
$2.5 billion	16,500,000	30,000
$2.75 billion	16,750,000	30,000
$3 billion	17,000,000	30,000
$3.25 billion	17,250,000	30,000
$3.5 billion	17,500,000	30,000
$3.75 billion	17,750,000	30,000
$4 billion	18,000,000	30,000
$4.25 billion	18,250,000	30,000
$4.5 billion	18,500,000	30,000
$4.75 billion	18,750,000	30,000
$5 billion	19,000,000	30,000

In the event that the cumulative free cash flow goal is met (or has already been retired and continues to be met) and a total net subscriber goal is achieved as of the last day of any such calendar quarter: (i) the applicable total net subscriber goal(s) will be retired; and (ii) the corresponding increment of the option will vest and shall become exercisable contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC.  During 2013, we achieved the total net subscriber goal of 14,250,000 while achieving and maintaining the cumulative free cash flow goal of at least $250 million, resulting in the vesting of 30,000 stock options during 2013.  Accordingly, the total net subscriber goal of 14,250,000 under the grant was retired.

For purposes of the total net subscriber goal and total net subscriber threshold under this equity incentive award, the calculation of “subscribers” is a formula that takes into account, among other things, Pay-TV subscribers and broadband subscribers.  In addition, for purposes of the cumulative free cash flow goals under this equity incentive award, the calculation of “cumulative free cash flow” is a formula that takes into account, among other things, free cash flow as set forth in the Corporation’s financial results for that quarter or year, as applicable, filed with the SEC.  The Compensation Committee has final authority to, among other things, interpret and calculate any and all aspects of this equity incentive award, including vesting and all other aspects of calculating the achievement of the goals under this equity incentive award.

2011 Equity Incentives to Mr. Clayton

During 2011, the Compensation Committee determined that in connection with the commencement of Mr. Clayton’s employment as President and Chief Executive Officer of DISH Network in June 2011, he should receive a grant of options to purchase 750,000 of the Corporation’s Class A Shares, with such options vesting at the rate of one-third per year commencing December 31, 2011, and a grant of 300,000 restricted stock units (RSUs), with such awards vesting incrementally before December 31, 2013 according to the following vesting schedules.

One hundred thousand (100,000) of the RSU awards granted to Mr. Clayton vested based upon achieving the following specified cumulative free cash flow goals while achieving and maintaining a minimum threshold of 14,250,000 total net subscribers:

Cumulative Free Cash Flow Goal	Vesting Schedule
$250 million	10,000
$500 million	10,000
$750 million	10,000
$1 billion	10,000
$1.25 billion	10,000
$1.5 billion	10,000
$1.75 billion	10,000
$2 billion	10,000
$2.25 billion	10,000
$2.5 billion	10,000

In the event that the total net subscriber threshold was met and a cumulative free cash flow goal was achieved as of the last day of a given calendar quarter: (i) the applicable cumulative free cash flow goal(s) were retired; and (ii) the corresponding increment(s) of the RSU awards vested contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC.  During 2013, we generated cumulative free cash flow in excess of $2.5 billion while achieving and maintaining a minimum threshold of 14,250,000 total net subscribers, resulting in the vesting of 100,000 RSUs during 2013.  Accordingly, the $250 million, $500 million, $750 million, $1 billion, $1.25 billion, $1.5 billion, $1.75 billion, $2 billion, $2.25 billion and $2.5 billion cumulative free cash flow goals under the grant were retired.

One hundred thousand (100,000) of the RSU awards granted to Mr. Clayton vested based upon achieving the following specified total net subscriber goals while achieving and maintaining the specified cumulative free cash flow goal:

Cumulative Free Cash Flow Goal	Total Net Subscriber Goal	Vesting Schedule
$250 million	14,250,000	10,000
$500 million	14,500,000	10,000
$750 million	14,750,000	10,000
$1 billion	15,000,000	10,000
$1.25 billion	15,250,000	10,000
$1.5 billion	15,500,000	10,000
$1.75 billion	15,750,000	10,000
$2 billion	16,000,000	10,000
$2.25 billion	16,250,000	10,000
$2.5 billion	16,500,000	10,000

In the event that the cumulative free cash flow goal was met (or was already retired and continued to be met) and a total net subscriber goal was achieved as of the last day of any such calendar quarter: (i) the applicable total net subscriber goal(s) were retired; and (ii) the corresponding increment of the RSU awards vested contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC.  During 2013, we achieved the total net subscriber goal of 14,250,000 while achieving and maintaining the cumulative free cash flow goal of at least $250 million, resulting in the vesting of 10,000 RSUs during 2013.  Accordingly, the total net subscriber goal of 14,250,000 under the grant was retired.

For purposes of the total net subscriber goal and total net subscriber threshold under this equity incentive award, the calculation of “subscribers” was a formula that takes into account, among other things, Pay-TV subscribers and broadband subscribers.  In addition, for purposes of the cumulative free cash flow goals under this equity incentive award, the calculation of “cumulative free cash flow” was a formula that takes into account, among other things, free cash flow as set forth in the Corporation’s financial results for that quarter or year, as applicable, filed with the SEC.

The Compensation Committee had final authority to, among other things, interpret and calculate any and all aspects of this equity incentive award, including vesting and all other aspects of calculating the achievement of the goals under this equity incentive award.

Fifty thousand (50,000) of the RSU awards granted to Mr. Clayton vested at the rate of 5,000 RSUs per quarter when, in any such quarter, (i) the quarterly net U.S. DBS subscriber additions of the Corporation were greater than the quarterly net U.S. DBS subscriber additions of DirecTV, as measured by net U.S. DBS subscriber additions based on the announced U.S. DBS subscriber counts in each company’s respective Form 10-Q or 10-K for that quarter or year, as applicable, filed with the SEC; and (ii) the quarterly net U.S. DBS subscriber additions of the Corporation were greater than zero.  In 2013, Mr. Clayton achieved the above criteria for the first quarter 2013, resulting in the vesting of five thousand (5,000) RSUs during 2013.

The remaining fifty thousand (50,000) of the RSU awards granted to Mr. Clayton vested at the rate of 10,000 RSUs for each of the below criteria met in a given year, contemporaneous with the release of the National Quarterly American Customer Satisfaction Index (the “ACSI”) scores in May 2012 and May 2013.  The criteria were as follow:

1.              The ACSI score of the Corporation was greater than or equal to a specified figure;

2.              The ACSI score of the Corporation was greater than or equal to certain of the Corporation’s competitors; or

3.              The ACSI score of the Corporation was greater than or equal to all companies in the Corporation’s industry

However, in no event could more than a total of fifty thousand (50,000) RSUs have vested under the ACSI criteria above.  In 2013, Mr. Clayton achieved one out of the three criteria set forth above, resulting in the vesting of ten thousand (10,000) RSUs during 2013.

As of March 31, 2014, the unvested portion of Mr. Clayton’s RSU award expired, and no further vesting was possible.

2013 Long-Term Incentive Plan

On November 30, 2012, the Board of Directors and the Compensation Committee approved a long-term, performance-based stock incentive plan, the 2013 Long Term Incentive Plan, or 2013 LTIP, within the terms of DISH Network’s 2009 Stock Incentive Plan. The purpose of the 2013 LTIP is to promote DISH Network’s interests and the interests of its shareholders by providing key employees with financial rewards through equity participation upon achievement of specified long-term cumulative free cash flow goals while maintaining a specified long-term subscriber threshold and total net subscriber goals.  The employees eligible to participate in the 2013 LTIP generally include DISH Network’s executive officers, senior vice presidents, vice presidents and director-level employees. Employees participating in the 2013 LTIP receive a one-time award of: (i) an option to acquire a specified number of shares priced at the market value as of the first day of the calendar quarter in which the option was granted or the last trading day prior to the date of grant (if the first day of the calendar quarter is not a trading day) and (ii) rights to acquire for no additional consideration a specified smaller number of Class A Shares. Initial awards granted under the 2013 LTIP were made as of January 1, 2013.  Under the 2013 LTIP, the cumulative free cash flow goals and the total net subscriber threshold are measured on the last day of each calendar quarter.  The cumulative free cash flow goals commenced April 1, 2013.  The total net subscriber goals are measured on the last day of each calendar quarter commencing on January 1, 2013.  However, regardless of when achieved, no vesting could occur or payment could be made under the 2013 LTIP for any cumulative free cash flow goals or total net subscriber goals until the end of the first calendar quarter following the quarter in which the final cumulative free cash flow goal under the 2008 LTIP was achieved and in no event prior to March 31, 2014.  For purposes of the total net subscriber goal and total net subscriber threshold under the 2013 LTIP, the calculation of “subscribers” is a formula that takes into account, among other things, Pay-TV subscribers and broadband subscribers.  In addition, for purposes of the cumulative free cash flow goals under the 2013 LTIP, the calculation of “cumulative free cash flow” is a formula that takes into account, among other things, free cash flow as set forth in the Corporation’s financial results for that quarter or year, as applicable, filed with the SEC, but excluding free cash flows from the wireless line of business.  The Compensation Committee has final authority to, among other things, interpret and calculate any and all aspects of the 2013 LTIP, including vesting and all other aspects of calculating the achievement of the goals under the 2013 LTIP.

In the event that a cumulative free cash flow goal and/or total net subscriber goal is achieved, and the total net subscriber threshold is met, as of the last day of any such calendar quarter: (i) the applicable cumulative free cash flow goal and/or total net subscriber goal will be retired; and (ii) the corresponding increment of the option/restricted stock unit will vest and shall become exercisable contemporaneously with filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC, in accordance with the following vesting schedules:

Cumulative Free Cash Flow Goal	Total Net Subscriber Threshold	Vesting Schedule
$1 billion	14.5 million	10%
$2 billion	14.5 million	10%
$3 billion	14.5 million	10%
$4 billion	14.5 million	10%
$5 billion	14.5 million	10%

Total Net Subscriber Goal	Vesting Schedule
14.5 million	10%
14.75 million	10%
15 million	10%
15.25 million	10%
15.5 million	10%

Messrs. Ergen, Clayton, Han and Olson were each granted an option to purchase 60,000 Class A Shares and 30,000 RSUs under the 2013 LTIP on January 1, 2013.  Mr. Shull was granted an option to purchase 30,000 Class A Shares and 15,000 RSUs under the 2013 LTIP on January 1, 2013.  Mr. Shull was granted an additional option to purchase 30,000 Class A Shares and 15,000 RSUs under the 2013 LTIP on April 1, 2013 as a result of his promotion to Executive Vice President and Chief Commercial Officer on March 7, 2013.  During 2013, none of the goals under the 2013 LTIP were achieved.

2014 Equity Incentives to Mr. Clayton

The Compensation Committee determined that, on April 1, 2014, Mr. Clayton should receive a grant of 200,000 RSUs, with such awards vesting incrementally according to the following vesting schedules.

One hundred thousand (100,000) of the RSU awards granted to Mr. Clayton vest based upon achieving certain quarterly earnings goals during 2014, using a formula that takes into account, among other things, adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) as set forth in the Corporation’s financial results for that quarter or year, as applicable, filed with the SEC (each a “Quarterly Earnings Goal”), vesting in increments of twenty five thousand (25,000) RSUs in each calendar quarter.  The Quarterly Earnings Goals for 2014 are as follows: (i) $700 million in the first quarter 2014; (i) $815 million in the second quarter 2014; (iii) $715 million in the third quarter 2014; and (iv) $815 million in the fourth quarter 2014.

In the event that a Quarterly Earnings Goal is achieved as of the last day of a given calendar quarter, the corresponding increment(s) of the RSU awards will vest contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC.  Furthermore, in the event that the Corporation achieves an aggregate amount of earnings for 2014 that is greater than or equal to $3.045 billion (the sum of the above Quarterly Earnings Goals), any unvested increment of the one hundred thousand (100,000) RSUs will vest contemporaneously with the filing of the Corporation’s financial results for the year ended December 31, 2014, with the SEC.

One hundred thousand (100,000) of the RSU awards granted to Mr. Clayton vest based upon achieving a positive number of net subscriber additions in each calendar quarter during 2014 (each “Quarterly Net Subscriber Additions Goal”), vesting in increments of twenty five thousand (25,000) RSUs in each calendar quarter.

In the event that a Quarterly Net Subscriber Additions Goal is achieved as of the last day of a given calendar quarter, the corresponding increment of the RSU awards will vest contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC.  Furthermore, in the event that the Corporation’s aggregate number of net subscriber additions for 2014 is positive, any unvested increment of the one hundred thousand (100,000) RSUs will vest contemporaneously with the filing of the Corporation’s financial results for the year ended December 31, 2014, with the SEC.

For purposes of the Quarterly Net Subscriber Additions Goals under this equity incentive award, the calculation of “subscribers” is a formula that takes into account, among other things, Pay-TV subscribers and broadband subscribers.  In addition, for purposes of the Quarterly Earnings Goals under this equity incentive award, the calculation of “earnings” is a formula that takes into account, among other things, EBITDA as set forth in the Corporation’s financial results for that quarter or year, as applicable, filed with the SEC.  The Compensation Committee has final authority to, among other things, interpret and calculate any and all aspects of this equity incentive award, including vesting and all other aspects of calculating the achievement of the goals under this equity incentive award.

401(k) Plan

DISH Network has adopted the 401(k) Employee Savings Plan (the “401(k) Plan”), a defined-contribution tax-qualified 401(k) plan, for its employees, including its executives, to encourage its employees to save some percentage of their cash compensation for their eventual retirement. DISH Network’s executives have participated in the 401(k) Plan on the same terms as DISH Network’s other employees. Under the 401(k) Plan, employees generally become eligible for participation in the 401(k) Plan upon completing ninety days of service with DISH Network and reaching age 19.  401(k) Plan participants are able to contribute up to 50% of their compensation in each contribution period, subject to the maximum deductible limit provided by the Code.  DISH Network may also make a 50% matching employer contribution up to a maximum of $2,500 per participant per calendar year. In addition, DISH Network may also make an annual discretionary profit sharing contribution to the 401(k) Plan with the approval of its Compensation Committee and Board of Directors.  401(k) Plan participants are immediately vested in their voluntary contributions and earnings on voluntary contributions.  DISH Network’s employer contributions to 401(k) Plan participants’ accounts vest 20% per year commencing one year from the employee’s date of employment.

Perquisites and Personal Benefits, Post-Termination Compensation and Other Compensation

DISH Network has traditionally offered numerous plans and other benefits to its executive officers on the same terms as other employees. These plans and benefits have generally included medical, vision, and dental insurance, life insurance, and the employee stock purchase plan as well as discounts on DISH Network’s services. Relocation benefits may also be reimbursed, but are individually negotiated when they occur. DISH Network has also permitted certain NEOs and their family members and guests to use its corporate aircraft for personal use. DISH Network has also paid for annual tax preparation costs for certain NEOs.

DISH Network has not traditionally had any plans in place to provide severance benefits to employees. However, certain non-performance based stock options and restricted stock units have been granted to its executive officers subject to accelerated vesting upon a change in control.

Shareholder Advisory Vote on Executive Compensation

DISH Network provided its shareholders with the opportunity to cast an advisory vote on executive compensation at the annual meeting of shareholders held in May 2011.  Over 99% of the voting power represented at the meeting and entitled to vote on that matter voted in favor of the executive compensation proposal.  The Compensation Committee reviewed these voting results.  Since the voting results affirmed shareholders’ support of DISH Network’s approach to executive compensation, DISH Network did not change its approach in 2013 as a direct result of the vote.  As set forth at the annual meeting of shareholders held in May 2011, DISH Network intends to continue to seek a shareholder advisory vote on executive compensation once every three years and will seek such vote at the 2014 annual meeting of shareholders.

2013 Executive Compensation

Generally, DISH Network has historically made decisions with respect to executive compensation for a particular compensation year in December of the preceding compensation year or the first quarter of the applicable compensation year.  With respect to the executive compensation of each NEO for 2013, the Compensation Committee (along with Mr. Ergen, for each of the NEOs other than himself) reviewed total compensation of each NEO and the value of (a) historic and current components of each NEO’s compensation, including the annual base salary and bonus paid to the NEO in the prior year, and (b) equity incentives held by each NEO in DISH Network’s stock incentive plans. The Compensation Committee (along with Mr. Ergen, for each of the NEOs other than himself) also reviewed the Proxy Data prepared for 2013 and other information described in “Compilation of Certain Proxy Data” above. As described in “General Compensation Levels” above, DISH Network aims to provide annual base salaries and long-term incentives that are competitive with market practice with an emphasis on providing a substantial portion of overall compensation in the form of equity incentives.   In addition, the Compensation Committee has discretion to award performance based compensation that is based on performance goals different from those that were previously set or that is higher or lower than the anticipated compensation that would be awarded under DISH Network’s incentive plans if particular performance goals were met.  The Compensation Committee did not exercise this discretion in 2013.

Compensation of our Chairman and our President and Chief Executive Officer

2013 Base Salary of Chairman.  Mr. Ergen’s annual base salary for 2013 was determined based on a review by the Compensation Committee of the expected annual base salaries in 2013 of each of DISH Network’s other NEOs. Mr. Ergen’s annual base salary was increased to $900,000, effective July 1, 2011.  The Compensation Committee determined that Mr. Ergen’s existing base compensation was already within the range of market compensation indicated in the Proxy Data in light of DISH Network’s practices with respect to annual base salaries and that therefore an increase over Mr. Ergen’s 2012 annual base salary was not necessary.

2013 Base Salary of President and Chief Executive Officer.  In determining Mr. Clayton’s 2013 annual base salary, Mr. Ergen subjectively determined that Mr. Clayton’s performance met expectations for 2012 and that Mr. Clayton was therefore eligible for our standard merit increase.  In addition, Mr. Ergen determined that Mr. Clayton should receive an additional increase in base salary based on Mr. Ergen’s subjective determination of the amount required to maintain Mr. Clayton’s base salary within the range of market compensation indicated in the Proxy Data and taking into consideration our practices with respect to base salaries.

2013 Cash Bonus.  No cash bonus was paid to Mr. Ergen or to Mr. Clayton in 2013.

2013 Equity Incentives.  With respect to equity incentives, DISH Network attempts to ensure that the Chairman and the President and Chief Executive Officer have equity awards at any given time that are significant in relation to their annual cash compensation to ensure that they have appropriate incentives tied to the performance of DISH Network’s Class A Shares.  As discussed above, Mr. Ergen and Mr. Clayton each received awards under the 2013 LTIP on January 1, 2013.  In addition, as previously discussed, Mr. Clayton received certain equity incentive plan awards on April 1, 2014.

Compensation of Other Named Executive Officers

2013 Base Salary

Base salaries for each of the other NEOs are determined annually by the Board of Directors primarily based on Mr. Ergen’s recommendations. The Board of Directors places substantial weight on Mr. Ergen’s recommendations in light of his role as Chairman and as co-founder and controlling shareholder of DISH Network. Mr. Ergen made recommendations to the Board of Directors with respect to the 2013 annual base salary of each of the other NEOs after considering: (a) the NEO’s annual base salary in 2012, (b) the range of the percentage increases in annual base salary for NEOs of the companies contained in the Proxy Data, (c) whether the NEO’s annual base salary was appropriate in light of DISH Network’s goals, including retention of the NEO, (d) the expected compensation to be paid to other NEOs in 2013 in relation to a particular NEO in 2013, (e) whether the NEO was promoted or newly hired in 2013, and (f) whether in Mr. Ergen’s subjective determination, the NEO’s performance in 2012 warranted an increase in the NEO’s annual base salary in 2013.  Placing primary weight on: (i) the NEO’s annual base salary in 2012 and (ii) whether, in Mr. Ergen’s subjective view, an increase in 2013 annual base salary was warranted based on performance and/or necessary to retain the NEO, Mr. Ergen recommended the annual base salary amounts indicated in “Executive Compensation and Other Information - Summary Compensation Table” below. The basis for Mr. Ergen’s recommendation with respect to each of the other NEOs is discussed below.   The Board of Directors accepted each of Mr. Ergen’s recommendations on annual base salaries for each of the other NEOs.

Mr. Han.  In determining Mr. Han’s 2013 annual base salary, Mr. Ergen subjectively determined that Mr. Han’s performance met expectations for 2012 and that Mr. Han was therefore eligible for our standard merit increase.  In addition, Mr. Ergen determined that Mr. Han should receive an additional increase in annual base salary based on Mr. Ergen’s subjective determination of the amount required to maintain Mr. Han’s annual base salary within the range of market compensation indicated in the Proxy Data and taking into consideration our practices with respect to annual base salaries.

Mr. Olson.  In determining Mr. Olson’s 2013 annual base salary, Mr. Ergen subjectively determined that Mr. Olson’s performance met expectations for 2012 and that Mr. Olson was therefore eligible for our standard merit increase.

Mr. Shull.  Mr. Shull’s 2013 annual base salary was increased as a result of his promotion to Executive Vice President and Chief Commercial Officer on March 7, 2013.

2013 Cash Bonus.

Consistent with prior years, Mr. Ergen generally recommended that other NEOs receive cash bonuses only to the extent that such amounts would be payable pursuant to the existing short-term incentive plan, if any.  As discussed above, in light of prior grants of equity incentives, among other things, the Board of Directors and the Compensation Committee elected not to implement a short-term incentive program for 2013.  No cash bonus was paid to Messrs. Han, Olson or Shull during 2013.

2013 Equity Incentives

With respect to equity incentives, DISH Network primarily evaluates the position of each NEO to ensure that each individual has equity incentives at any given time that are significant in relation to the NEO’s annual cash compensation to ensure that the NEO has appropriate incentives tied to the performance of DISH Network’s Class A Shares. This determination is made by the Compensation Committee primarily on the basis of Mr. Ergen’s recommendation.   As discussed above, in granting awards to the other NEOs for 2013, Mr. Ergen based his recommendation on, and the Compensation Committee took into account, among other things, what was necessary to retain our executive officers.  In particular, in granting awards for 2013, the Compensation Committee took into account, among other things, the amount necessary to retain our executive officers.  As discussed above, Messrs. Ergen, Clayton, Han, Olson and Shull each received awards under the 2013 LTIP.  Also, during 2013, the Compensation Committee determined that Mr. Shull should receive an option to purchase 50,000 Class A Shares under the 2009 Stock Incentive Plan in connection with his promotion to Executive Vice President and Chief Commercial Officer on March 7, 2013.

During 2013, we generated cumulative free cash flow in excess of $5 billion while also maintaining 13 million DBS subscribers, which resulted in the cumulative vesting of 100% of the 2008 LTIP stock awards during 2013, and accordingly: (i) 270,000 Class A Shares of the stock option granted to Mr. Ergen under the 2008 LTIP vested and became exercisable; (ii) 90,000 Class A Shares of the stock option granted to Mr. Han under the 2008 LTIP vested and became exercisable; (iii) 72,000 Class A Shares of the stock option granted to Mr. Olson under the 2008 LTIP vested and became exercisable; and (iv) 22,500 Class A Shares of the stock option granted to Mr. Shull under the 2008 LTIP vested and became exercisable.

Compensation Committee Interlocks and Insider Participation.  The Compensation Committee is comprised solely of independent directors.  The Compensation Committee members are Mr. Brokaw, Mr. Goodbarn, Mr. Lillis and Mr. Ortolf.  None of these individuals was an officer or employee of DISH Network at any time during the 2013 fiscal year.  With the exception of those executive officers and directors who are also executive officers or directors of EchoStar, no executive officer or director of DISH Network served on the board of directors or compensation committee of any other entity that had one or more executive officers who served as a member of DISH Network’s Board of Directors or its Compensation Committee during the 2013 fiscal year.

COMPENSATION COMMITTEE REPORT

The Compensation Committee is appointed by the Board of Directors of DISH Network to discharge certain of the Board’s responsibilities relating to compensation of DISH Network’s executive officers.

The Compensation Committee, to the extent the Board deems necessary or appropriate, will:

•                  Make and approve all option grants and other issuances of DISH Network’s equity securities to DISH Network’s executive officers and Board members other than nonemployee directors;

•                  Approve all other option grants and issuances of DISH Network’s equity securities, and recommend that the full Board make and approve such grants and issuances;

•                  Establish in writing all performance goals for performance-based compensation that together with other compensation to senior executive officers could exceed $1 million annually, other than standard Stock Incentive Plan options that may be paid to DISH Network’s executive officers, and certify achievement of such goals prior to payment; and

•                  Set the compensation of the Chairman.

Based on the review of the Compensation Discussion and Analysis and discussions with management, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Corporation’s annual report on Form 10-K and Proxy Statement.

Respectfully submitted,

The DISH Network Executive Compensation Committee

Steven R. Goodbarn (Chairman)

George R. Brokaw

Charles M. Lillis

Tom A. Ortolf

The report of the Compensation Committee and the information contained therein shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in any filing we make under the Securities Act of 1933 (the “Securities Act”) or under the Exchange Act, irrespective of any general statement incorporating by reference this information into any such filing, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate this information by reference into a document we file under the Securities Act or the Exchange Act.

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Compensation Program Risk Assessment

Annually, management reviews the components of our compensation for each employee other than our executive officers.  Base salaries for each of our executive officers (other than Mr. Ergen) are determined annually by our Board of Directors primarily based on Mr. Ergen’s recommendations.  The Board of Directors places substantial weight on Mr. Ergen’s recommendations in light of his role as Chairman and as co-founder and controlling shareholder of DISH Network.  The Board of Directors ultimately approved base cash salaries for 2013 for each of these executive officers other than Mr. Ergen.

Our Compensation Committee, without Mr. Ergen present, sets Mr. Ergen’s base cash salary.  Our Compensation Committee makes and approves grants of options and other equity-based compensation to all of our executive officers.

The primary components of our executive compensation have historically included:

•                  base cash salary;

•                  long-term equity incentive compensation in the form of stock options and restricted stock units offered under DISH Network’s stock incentive plans;

•                  401(k) plan; and

•                  other compensation, including perquisites and personal benefits and post-termination compensation.

DISH Network’s executive compensation program may also include short-term incentive compensation, including conditional and/or performance-based cash incentive compensation and discretionary bonuses.  We design corporate performance metrics that determine payouts for certain business segment leaders in part on the achievement of longer-term company-wide goals.  This is based on our belief that applying company-wide metrics encourages decision-making that is in the best long-term interests of DISH Network and our shareholders as a whole.  However, during 2013, we elected not to implement a short-term incentive program.

Base salary, 401(k) benefits and other benefits and perquisites provided generally to DISH Network employees provide a minimum level of compensation for our executive officers.  DISH Network has included base salary as a component of its executive compensation package because we believe it is appropriate that some portion of the compensation paid to executives be provided in a form that is fixed and liquid occurring over regular intervals.  Generally, however, DISH Network has weighted overall compensation towards incentives, particularly equity components, as opposed to base salaries.

With respect to other compensation, including perquisites and personal benefits and post-termination compensation, DISH Network has traditionally offered benefits to its executive officers on substantially the same terms as offered to other employees.  These benefits generally have included medical, vision, and dental insurance, life insurance, and the employee stock purchase plan as well as discounts on DISH Network’s products and services.  DISH Network has not traditionally provided severance benefits to employees.  However, certain non-performance based stock options and restricted stock units have been granted to its executive officers subject to acceleration of vesting upon a change in control of DISH Network for those executive officers who are terminated by us or the surviving entity, as applicable, for any reason other than for cause during the twenty-four month period following such change in control.

Generally, DISH Network’s overall executive compensation trails that of its competitors in the areas of base pay, severance packages, and short-term incentives and may be competitive over time in equity compensation.  With respect to equity incentive compensation, DISH Network attempts to ensure that each executive officer retains equity awards that at any given time are significant in relation to such individual’s annual cash compensation to ensure that each of its executive officers has appropriate incentives tied to the value realized by our shareholders.

DISH Network generally grants equity incentives only to a limited number of employees at certain levels.  The awards generally vest annually at the rate of 20% per year.  We believe that the multi-year vesting of our equity awards properly account for the time horizon of risk.  DISH Network has operated under the belief that executive officers will be better able to contribute to its long-term success and help build incremental shareholder value prudently if they have a stake in that future success and value over a long period.  DISH Network believes this stake focuses the executive officers’ attention on managing DISH Network as owners with equity positions in DISH Network and aligns their interests with the long-term interests of DISH Network’s shareholders.  Equity awards therefore have represented an important and significant component of DISH Network’s compensation program for executive officers.  These awards, coupled with the relatively longer time frame during which these awards vest, mitigate the effect of short-term variations in our operating and financial performance, and we believe focus management goals appropriately on longer-term value creation for shareholders rather than rewarding short-term gains.  In light of our approach towards compensation as set forth above, we believe that our process assists us in our efforts to mitigate excessive risk-taking.

Summary Compensation Table

Our executive officers are compensated by certain of our subsidiaries.  The following table sets forth the cash and noncash compensation for the fiscal year ended December 31, 2013 for the NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (2) ($)	Total ($)
Charles W. Ergen (3)	2013	$900,000	$—	$196,488	$218,400	$—	$—	$952,478	$2,267,366
Chairman	2012	$900,000	$—	$—	$—	$—	$—	$400,186	$1,300,186
	2011	$750,000	$—	$—	$—	$—	$—	$208,441	$958,441

David M. Shull (4)	2013	$295,193	$—	$199,344	$947,575	$—	$—	$8,954	$1,451,066
Executive Vice President
and Chief Commercial Officer

Joseph P. Clayton (5)	2013	$980,769	$—	$196,488	$218,400	$—	$—	$6,500	$1,402,157
President and Chief Executive Officer	2012	$900,000	$—	$—	$—	$—	$—	$7,000	$907,000
	2011	$467,307	$—	$306,700	$9,071,625	$—	$—	$—	$9,845,632

Bernard L. Han (6)	2013	$495,193	$—	$196,488	$218,400	$—	$—	$6,500	$916,581
Executive Vice President	2012	$475,000	$—	$—	$—	$—	$—	$5,500	$480,500
and Chief Operating Officer	2011	$470,192	$50,000	$—	$981,070	$—	$—	$5,500	$1,506,762

Robert E. Olson (6)	2013	$358,078	$—	$196,488	$218,400	$—	$—	$6,500	$779,466
Executive Vice President	2012	$350,001	$—	$—	$—	$—	$—	$5,500	$355,501
and Chief Financial Officer	2011	$346,154	$—	$—	$—	$—	$—	$5,500	$351,654

(1)                         The amounts reported in the “Option Awards” column reflect grant date fair values.  These amounts include both performance and non-performance based awards.  The grant date fair values for performance awards are based on the probable outcome of the performance conditions under the awards and do not necessarily reflect the amount of compensation actually realized or that may be realized.

Assuming achievement of all performance conditions underlying the performance awards included in this column, the total grant date fair values would be as follows:

	Aggregate Grant Date Fair Value of 2013 Performance Awards	Incremental Grant Date Fair Value of Previous Performance Awards

Charles W. Ergen	$2,074,440	$613,292

David M. Shull	$2,113,320	$16,979

Joseph P. Clayton	$2,074,440	$—

Bernard L. Han	$2,074,440	$480,612

Robert E. Olson	$2,074,440	$69,797

Assumptions used in the calculation of grant date fair values are included in Note 15 to the Corporation’s audited financial statements for the fiscal year ended December 31, 2013, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 21, 2014.  Amounts included in “Incremental Grant Date Fair Value of Previous Performance Awards” resulted from adjustment of the price of certain stock options during January 2013 related to the Corporation’s 2012 cash dividend.

(2)                         “All Other Compensation” for all of the NEOs includes amounts contributed pursuant to our 401(k) matching program and our profit sharing program.

(3)                         Mr. Ergen’s annual base salary was increased to $900,000, effective July 1, 2011.  Mr. Ergen’s “All Other Compensation” also includes a tax preparation payment.  In addition, Mr. Ergen’s, “All Other Compensation” includes $902,413 for Mr. Ergen’s personal use (and on certain occasions for the personal use by members of his family and other guests) of corporate aircraft during the year ended December 31, 2013.  Of the $902,413 attributed to personal use of corporate aircraft, $156,438 was attributed to tax gross-up payments that related to personal use of corporate aircraft by Mr. Ergen and his family members and guests.  We calculated the value of personal use of corporate aircraft based upon the incremental cost of such usage to DISH Network.  Since both the Corporation and EchoStar use the corporate aircraft and Mr. Ergen is an employee of both the Corporation and EchoStar, certain incremental costs related to personal use of corporate aircraft by Mr. Ergen and his family members and guests are allocated between the Corporation and EchoStar.

(4)                         Mr. Shull was promoted to Executive Vice President and Chief Commercial Officer of the Corporation on March 7, 2013 and his annual base salary was increased to $300,000 effective March 7, 2013.  As announced by DISH Network on April 28, 2014, Mr. Shull will begin a six-month leave of absence on May 31, 2014.

(5)                         Mr. Clayton replaced Mr. Ergen as President and Chief Executive Officer of the Corporation on June 20, 2011.  Mr. Clayton’s annual base salary was increased to $1 million effective March 2, 2013.

(6)                         The annual base salaries for Mr. Han and Mr. Olson were increased to $500,000 and $360,000, respectively, effective March 2, 2013.

Grant of Plan-Based Awards

The following table provides information on equity awards in 2013 for the Named Executive Officers.

									All Other	All Other
									Stock	Option
									Awards:	Awards:	Exercise
									Number of	Number of	or Base	Grant Date
		Date of	Estimated Future Payouts Under			Estimated Future Payouts Under			Shares of	Securities	Price of	Fair Value of
		Compensation	Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Stock or	Underlying	Option	Stock and
	Grant	Committee	Threshold	Target	Maximum	Threshold	Target	Maximum	Units (1)	Options	Awards	Option
Name	Date	Approval	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/sh)	Awards (2)
Charles W. Ergen	01/01/2013	11/30/2012	$—	$—	$—	—	—	30,000	—	—	$—	$196,488
	01/01/2013	11/30/2012	$—	$—	$—	—	—	60,000	—	—	$36.40	$218,400
	04/01/2013	11/30/2012	$—	$—	$—	—	—	—	110	—	$—	$—

David M. Shull	01/01/2013	11/30/2012	$—	$—	$—	—	—	15,000	—	—	$—	$109,200
	01/01/2013	11/30/2012	$—	$—	$—	—	—	30,000	—	—	$36.40	$98,244
	04/01/2013	03/07/2013	$—	$—	$—	—	—	15,000	—	—	$—	$114,120
	04/01/2013	03/07/2013	$—	$—	$—	—	—	30,000	—	—	$38.04	$101,100
	04/01/2013	03/07/2013	$—	$—	$—	—	—	—	—	50,000	$38.04	$724,255
	04/01/2013	11/30/2012	$—	$—	$—	—	—	—	110	—	$—	$—

Joseph P. Clayton	01/01/2013	11/30/2012	$—	$—	$—	—	—	30,000	—	—	$—	$196,488
	01/01/2013	11/30/2012	$—	$—	$—	—	—	60,000	—	—	$36.40	$218,400
	04/01/2013	11/30/2012	$—	$—	$—	—	—	—	110	—	$—	$—

Bernard L. Han	01/01/2013	11/30/2012	$—	$—	$—	—	—	30,000	—	—	$—	$196,488
	01/01/2013	11/30/2012	$—	$—	$—	—	—	60,000	—	—	$36.40	$218,400
	04/01/2013	11/30/2012	$—	$—	$—	—	—	—	110	—	$—	$—

Robert E. Olson	01/01/2013	11/30/2012	$—	$—	$—	—	—	30,000	—	—	$—	$196,488
	01/01/2013	11/30/2012	$—	$—	$—	—	—	60,000	—	—	$36.40	$218,400
	04/01/2013	11/30/2012	$—	$—	$—	—	—	—	110	—	$—	$—

(1)             The amounts reported in the “All Other Stock Awards” column represent Class A Shares awarded to the eligible NEOs during 2013 pursuant to our profit sharing program.

(2)             These amounts include both performance and non-performance based awards.  The grant date fair values for performance awards are based on the probable outcome of the performance conditions under the awards and do not necessarily reflect the amount of compensation actually realized or that may be realized.

Assuming achievement of all performance conditions underlying the performance awards included in this column, the total grant date fair values would be as follows:

2013 Performance Awards

Charles W. Ergen	$2,074,440

David M. Shull	$2,113,320

Joseph P. Clayton	$2,074,440

Bernard L. Han	$2,074,440

Robert E. Olson	$2,074,440

Assumptions used in the calculation of grant date fair values are included in Note 15 to the Corporation’s audited financial statements for the fiscal year ended December 31, 2013, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 21, 2014.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
											Equity
											Incentive
									Equity		Plan
									Incentive		Awards:
			Equity						Plan		Market or
			Incentive						Awards:		Payout
			Plan						Number of		Value of
			Awards:						Unearned		Unearned
	Number of	Number of	Number of				Number of	Market	Shares,		Shares,
	Securities	Securities	Securities				Shares or	Value of	Units or		Units or
	Underlying	Underlying	Underlying				Units of	Shares or	Other		Other
	Unexercised	Unexercised	Unexercised	Option			Stock	Units of	Rights		Rights That
	Options	Options	Unearned	Exercise	Option		That Have	Stock That	That Have		Have Not
	(#)	(#)	Options	Price	Expiration		Not Vested	Have Not	Not Vested		Vested (1)
Name	Exercisable	Unexercisable	(#)	($)	Date		(#)	Vested ($)	(#)		($)
Charles W. Ergen	100,000	—	—	$28.06	12/31/2014	(2)	—	$—	—		$—
	—	—	900,000	$19.81	09/30/2015	(3)	—	$—	—		$—
	—	—	180,000	$24.96	09/30/2015	(2)	—	$—	—		$—
	495,000	—	—	$6.32	03/31/2017	(3)	—	$—	—		$—
	100,000	—	—	$23.96	03/31/2018	(3)	—	$—	—		$—
	330,000	—	870,000	$27.90	09/30/2021	(3)	—	$—	—		$—
	—	—	60,000	$36.40	01/01/2023		—	$—	30,000	(7)	$1,737,600

David M. Shull	—	—	30,000	$19.55	03/31/2015	(3)	—	$—	—		$—
	—	—	6,000	$24.69	03/31/2015	(2)	—	$—	—		$—
	10,002	—	—	$6.32	12/31/2008	(3)	—	$—	—		$—
	—	15,000	—	$21.59	03/31/2021	(3)	—	$—	—		$—
	—	20,000	—	$32.16	03/31/2022	(3)	—	$—	—		$—
	—	—	30,000	$36.40	01/01/2023		—	$—	15,000	(7)	$868,800
	—	—	30,000	$38.04	01/01/2023		—	$—	15,000	(8)	$868,800
	—	50,000	—	$38.04	04/01/2023		—	$—	—		$—

Joseph P. Clayton	600,000	—	—	$27.90	06/30/2021	(3)	—	$—	95,000	(4)	$5,502,400
	—	—	60,000	$36.40	01/01/2023		—	$—	30,000	(7)	$1,737,600

Bernard L. Han	—	—	90,000	$22.45	09/30/2016	(3)	—	$—	30,000	(5)	$1,737,600
	—	—	18,000	$27.63	09/30/2016	(2)	—	$—	6,000	(2)	$298,320
	90,000	—	—	$6.32	03/31/2017	(3)	—	$—	—		$—
	60,000	60,000	—	$6.34	03/31/2019	(3)	—	$—	—		$—
	—	—	600,000	$15.38	06/30/2020	(3)	—	$—	200,000	(6)	$11,584,000
	40,000	60,000	—	$21.59	03/31/2021	(3)	—	$—	—		$—
	—	—	60,000	$36.40	01/01/2023		—	$—	30,000	(7)	$1,737,600

Robert E. Olson	—	20,000	—	$11.44	06/30/2019	(3)	—	$—	—		$—
	11,000	10,000	—	$15.38	06/30/2020	(3)	—	$—	—		$—
	—	—	60,000	$36.40	01/01/2023		—	$—	30,000	(7)	$1,737,600

(1)                          Amount represents the number of unvested, performance-based restricted stock units multiplied by $57.92 or $49.72, the closing market prices of DISH Network’s and EchoStar’s Class A Shares, respectively, on December 31, 2013.

(2)                          Amounts represent outstanding awards received by our NEOs from EchoStar as a result of the Spin-off (as defined below).

(3)                         On December 2, 2012, we declared a dividend of $1.00 per share on our outstanding Class A Shares and Class B Shares. The dividend was paid in cash on December 28, 2012 to shareholders of record on December 14, 2012.  In light of such dividend, our Board of Directors and Compensation Committee, which administers our stock incentive plans, determined to adjust the exercise price of certain stock options issued under the plans by decreasing the exercise price by up to $1.00 per share; provided that the exercise price of eligible stock options will not be reduced below $1.00.  As a result of this adjustment, the exercise price of these stock options was decreased by $0.77 per share during January 2013.

(4)                         Restricted stock awarded on June 30, 2011 under DISH Network’s Stock Incentive Plans.

(5)                         Restricted stock awarded on September 30, 2006 under DISH Network’s Stock Incentive Plans.

(6)                         Restricted stock awarded on June 30, 2010 under DISH Network’s Stock Incentive Plans.

(7)                         Restricted stock awarded on January 1, 2013 under DISH Network’s Stock Incentive Plans.

(8)                         Restricted stock awarded on April 1, 2013 under DISH Network’s Stock Incentive Plans.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Charles W. Ergen	—	$—	—	$—

David M. Shull	87,500	$1,618,250	—	$—

Joseph P. Clayton	—	$—	125,000	$4,922,400

Bernard L. Han	635,000	$16,890,939	—	$—

Robert E. Olson	120,000	$3,622,956	—	$—

(1)                    The value realized on exercise is computed by multiplying the difference between the exercise price of the stock option and the market price of the Class A Shares on the date of exercise by the number of shares with respect to which the option was exercised.

Potential Payments Upon Termination Following a Change in Control

As discussed in “Compensation Discussion and Analysis” above, our standard form of non-performance based option agreement given to executive officers includes acceleration of vesting upon a change in control of DISH Network for those executive officers that are terminated by us or the surviving entity, as applicable, for any reason other than for cause during the twenty-four month period following such change in control.

Generally a change in control is deemed to occur upon: (i) a transaction or a series of transactions the result of which is that any person (other than Mr. Ergen, our controlling shareholder, or a related party) individually owns more than fifty percent (50%) of the total equity interests of either (A) DISH Network or (B) the surviving entity in any such transaction(s) or a controlling affiliate of such surviving entity in such transaction(s); and (ii) the first day on which a majority of the members of the Board of Directors of DISH Network are not continuing directors.

Assuming a change in control were to have taken place as of December 31, 2013, and the executives were terminated by DISH Network or the surviving entity at such date, the estimated benefits that would have been provided are as follows:

Name	Maximum Value of Accelerated Vesting of Options
Charles W. Ergen (1)	$—

David M. Shull	$2,054,150

Joseph P. Clayton (1)	$—

Bernard L. Han	$6,820,900

Robert E. Olson	$1,355,000

(1)         The value of potentially accelerated unvested options is zero because Mr. Ergen and Mr. Clayton did not have any unvested non-performance based options as of December 31, 2013.

DIRECTOR COMPENSATION

The following table sets forth the cash and noncash compensation for the fiscal year ended December 31, 2013 for each of our nonemployee directors.  Our employee directors are not compensated for their service as directors and, consequently, are not included in the table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George R. Brokaw (1)	$35,250	$—	$—	$—	$—	$—	$35,250

Steven R. Goodbarn	$107,500	$—	$50,145	$—	$—	$—	$157,645

Charles M. Lillis (2)	$17,000	$—	$—	$—	$—	$—	$17,000

Tom A. Ortolf	$99,000	$—	$50,145	$—	$—	$—	$149,145

(1)         Mr. Brokaw was appointed as an independent member of the Board effective October 7, 2013.

(2)         Mr. Lillis was appointed as an independent member of the Board effective November 5, 2013.  Mr. Lillis’ fees do not include any amounts for his service on the Special Litigation Committee (as defined below) during 2013, which he joined on December 9, 2013.

(3)         The amounts reported in the “Option Awards” column reflect the aggregate grant date fair values.  Assumptions used in the calculation of these amounts are included in Note 15 to the Corporation’s audited financial statements for the fiscal year ended December 31, 2013, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 21, 2014.

On June 30, 2013, Mr. Goodbarn and Mr. Ortolf were each granted an option to acquire 5,000 Class A Shares at an exercise price of $42.52 per share.  Options granted under our 2001 Director Plan are 100% vested upon issuance.  Thus, the amount recognized for financial statement reporting purposes and the full grant date fair value are the same.

Standard Nonemployee Director Compensation Arrangements

We use a combination of cash and equity compensation to attract and retain qualified candidates to serve on our Board.

Cash Compensation.  Each nonemployee director receives an annual retainer of $60,000 which is paid in equal quarterly installments; provided such person is a member of the Board on the last day of the applicable calendar quarter.  Our nonemployee directors also receive $1,000 for each meeting attended in person and $500 for each meeting attended by telephone.  Additionally, the chairperson of each committee of the Board receives a $5,000 annual retainer, which is paid in equal quarterly installments; provided such person is the chairperson of the committee on the last day of the applicable calendar quarter.  Furthermore, our nonemployee directors receive:  (i) reimbursement, in full, of reasonable travel expenses related to attendance at all meetings of the Board of Directors and its committees and (ii) reimbursement, in full, of reasonable expenses related to educational activities undertaken in connection with service on the Board of Directors and its committees.

In July 2013, the Board approved a one-time retainer of $25,000 for members of its special transaction committee (the “Special Transaction Committee”) established in connection with the potential purchase by L-Band Acquisition, LLC, a wholly-owned subsidiary of DISH Network, of substantially all of the assets of LightSquared LP and certain of its subsidiaries.  Mr Goodbarn served as a member of the Special Transaction Committee during 2013.  In addition, in September 2013, the Board approved a $5,000 monthly retainer for the members of its special litigation committee (the “Special Litigation Committee”) established in connection with the litigation discussed in Part I of the 10-K filed with the SEC on February 21, 2014 under the caption “Item 3.  Legal Proceedings — Lightsquared Transaction Shareholder Derivative Actions.”  Messrs. Ortolf, Brokaw and Lillis served as members of the Special Litigation Committee during 2013.

Equity Compensation.  We have adopted a nonemployee director stock option plan, which we refer to as the 2001 Director Plan. The purpose of the 2001 Director Plan is to advance our interests through the motivation, attraction and retention of highly-qualified nonemployee directors.  Upon election to our Board, our nonemployee directors are granted an option to acquire a certain number of our Class A Shares under our 2001 Nonemployee Director Stock Option Plan (our “2001 Director Plan”) effective the first day of the next calendar quarter.  Options granted under our 2001 Director Plan are 100% vested upon issuance and have a term of five years.  We also have the discretion to grant each continuing nonemployee director an option to acquire Class A Shares annually, and we have historically granted each continuing nonemployee director an option to acquire 5,000 Class A Shares in recent years.

Our nonemployee directors do not hold any stock awards except those granted to the nonemployee directors pursuant to our 2001 Director Plan. We have granted the following options to our nonemployee directors under such plan:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Steven R. Goodbarn	5,000	$27.78	6/30/2017	(1)
	5,000	$42.52	6/30/2018
Total Options Outstanding at December 31, 2013	10,000

Tom A. Ortolf	10,000	$27.90	6/30/2016	(1)
	5,000	$27.78	6/30/2017	(1)
	5,000	$42.52	6/30/2018
Total Options Outstanding at December 31, 2013	20,000

(1)        On December 2, 2012, we declared a dividend of $1.00 per share on our outstanding Class A Shares and Class B Shares. The dividend was paid in cash on December 28, 2012 to shareholders of record on December 14, 2012.  In light of such dividend, our Board determined to adjust the exercise price of certain stock options issued to nonemployee directors under the plans by decreasing the exercise price by up to $1.00 per share; provided that the exercise price of eligible stock options will not be reduced below $1.00.  As a result of this adjustment, the exercise price of these stock options was decreased by $0.77 per share during January 2013.

On January 1, 2014, Mr. Brokaw and Mr. Lillis were each granted an option to acquire 7,500 Class A Shares under our 2001 Director Plan in connection with their election to the Board in 2013.

Item 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We have two employee stock incentive plans: our 1999 Stock Incentive Plan and 2009 Stock Incentive Plan (the “Stock Incentive Plans”).  We adopted the Stock Incentive Plans to provide incentives to attract and retain executive officers and other key employees.  While awards remain outstanding under our 1999 Stock Incentive Plan, we no longer grant equity awards pursuant to this plan.  The Stock Incentive Plans are administered by our Compensation Committee.

Awards available under the Stock Incentive Plans include:  (i) common stock purchase options; (ii) stock appreciation rights; (iii) restricted stock and restricted stock units; (iv) performance awards; (v) dividend equivalents; and (vi) other stock-based awards.  As of December 31, 2013, 68,797,894 of our Class A Shares were available for issuance under the 2009 Stock Incentive Plan.  Our authorization to grant new awards under the 1999 Stock Incentive Plan has expired.  The Compensation Committee retains discretion, subject to plan limits, to, among other things, modify the terms of outstanding awards and to adjust the price of awards.

As of December 31, 2013, there were outstanding options to purchase 14,058,574 Class A Shares and 1,943,497 outstanding restricted stock units under the Stock Incentive Plans.  These awards generally vest at the rate of 20% per year commencing one year from the date of grant.  The exercise prices of these options, which have generally been equal to or greater than the fair market value of our Class A Shares at the date of grant, range from less than $1.00 to $50.00 per Class A Share.

On December 2, 2012, we declared a dividend of $1.00 per share on our outstanding Class A Shares and Class B Shares. The dividend was paid in cash on December 28, 2012 to shareholders of record on December 14, 2012. In light of such dividend, the Board of Directors and the Compensation Committee, which administers our Stock Incentive Plans, determined to adjust the exercise price of certain stock options issued under the plans by decreasing the exercise price by up to $1.00 per share; provided, that the exercise price of eligible stock options will not be reduced below $1.00. As a result of this adjustment, the exercise price of these stock options was decreased by $0.77 per share during January 2013.

As previously discussed in Compensation Discussion & Analysis, we have adopted the 2005 LTIP, the 2008 LTIP, and the 2013 LTIP under DISH Network’s Stock Incentive Plans.

In addition to the 2001 Director Plan and the Stock Incentive Plans, during 2002 we adopted and our shareholders approved our 2002 Class B Chairman Stock Option Plan, under which we have reserved 20 million Class B Shares for issuance.  The Class B Shares available for issuance under the 2002 Class B Chairman Stock Option Plan are not included in the table below.  No options have been granted to date under the 2002 Class B Chairman Stock Option Plan.

The following table sets forth information regarding outstanding stock options and restricted stock unit awards and the Class A Shares reserved for future issuance under our equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b) (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,002,071	$21.71	69,702,894
Equity compensation plans not approved by security holders	—	—	—
Total	16,002,071	$21.71	69,702,894

(1)         The calculation of the weighted-average exercise price of outstanding options, warrants and rights excludes restricted stock units that provide for the issuance of shares of common stock upon vesting because these awards do not require payment of an exercise price in order to obtain the underlying shares upon vesting.

Equity Security Ownership

The following table sets forth, to the best of our knowledge, the beneficial ownership of our voting securities as of the close of business on April 25, 2014 by:  (i) each person known by us to be the beneficial owner of more than five percent of any class of our voting securities; (ii) each of our directors; (iii) our Named Executive Officers; and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, each person listed in the following table (alone or with family members) has sole voting and dispositive power over the shares listed opposite such person’s name.

Name (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Class A Common Stock:
Charles W. Ergen (2), (3)	224,634,999	50.7%
Cantey M. Ergen (4)	223,649,999	50.6%
Putnam Investments, LLC (5)	21,312,193	9.7%
William R. Gouger (6)	17,000,202	7.2%
JPMorgan Chase & Co. (7)	15,848,017	7.2%
Dodge & Cox (8)	15,174,269	6.9%
Invesco Ltd. (9)	13,477,974	6.1%
James DeFranco (10)	4,666,206	2.1%
David K. Moskowitz (11)	844,532	*
Joseph P. Clayton (12)	685,384	*
Bernard L. Han (13)	277,191	*
Carl E. Vogel (14)	211,438	*
Tom A. Ortolf (15)	80,200	*
Steven R. Goodbarn (16)	15,000	*
Robert E. Olson (17)	11,716	*
David M. Shull (18)	11,135	*
George R. Brokaw (19)	7,500	*
Charles M. Lillis (20)	7,500	*
All Directors and Executive Officers as a Group (19 persons) (21)	232,451,456	54.5%
Class B Common Stock:
Charles W. Ergen	221,442,395	92.9%
Cantey M. Ergen	221,442,395	92.9%
Trusts (22)	16,992,813	7.1%
All Directors and Executive Officers as a Group (19 persons) (21)	221,442,395	92.9%

*    Less than 1%.

(1)               Except as otherwise noted below, the address of each such person is 9601 S. Meridian Blvd., Englewood, Colorado 80112.  As of the close of business on April 25, 2014, there were 220,574,658 outstanding Class A Shares and 238,435,208 outstanding Class B Shares.

(2)               Mr. Ergen is deemed to own beneficially all of the Class A Shares owned by his spouse, Cantey M. Ergen. Mr. Ergen’s beneficial ownership includes: (i) 2,144,511 Class A Shares; (ii) 19,549 Class A Shares held in the Corporation’s 401(k) Plan; (iii) 985,000 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 25, 2014; (iv) 235 Class A Shares held by Mrs. Ergen; (v) 1,989 Class A Shares held in the 401(k) Plan by Mrs. Ergen; (vi) 14,320 Class A Shares held as custodian for Mr. Ergen’s children; (vii) 27,000 Class A Shares held by a charitable foundation for which Mr. Ergen is an officer; and (viii) 221,442,395 Class A Shares issuable upon conversion of Mr. Ergen’s Class B Shares.  Mr. Ergen has sole voting and dispositive power with respect to 201,826,858 Class B Shares. Mr. Ergen’s beneficial ownership of Class A Shares excludes 16,992,813 Class A Shares issuable upon conversion of Class B Shares held by certain trusts established by Mr. Ergen for the benefit of his family.

(3)            Because each Class B Share is entitled to 10 votes per share, Mr. Ergen owns beneficially equity securities of the Corporation representing approximately 85.1% of the voting power of the Corporation (assuming no conversion of the Class B Shares and after giving effect to the exercise of Mr. Ergen’s options that are either currently exercisable or may become exercisable within 60 days of April 25, 2014).  Mr. Ergen’s beneficial ownership includes: (i) 9,192,670 Class B Shares owned beneficially by Mrs. Ergen solely by virtue of her position as trustee of the Ergen Four-Year 2010 DISH GRAT; and (iii) 10,422,867 Class B Shares owned beneficially by Mrs. Ergen solely by virtue of her position as trustee of the Ergen Five-Year 2010 DISH GRAT.  Mr. Ergen’s beneficial ownership excludes 16,992,813 Class A Shares issuable upon conversion of Class B Shares currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 7.2% of our total equity securities and possess approximately 6.5% of the total voting power.

(4)               Mrs. Ergen beneficially owns all of the Class A Shares owned by her spouse, Mr. Ergen, except for 985,000 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 25, 2014.

(5)               The address of Putnam Investments, LLC (“Putnam Investments”) is One Post Office Square, Boston, Massachusetts 02109.  Of the Class A Shares beneficially owned, Putnam Investments has sole voting power as to 229,429 Class A Shares and sole dispositive power as to 21,312,193 Class A Shares.  The foregoing information is based solely upon a Schedule 13G filed by Putnam Investment with the SEC on February 14, 2014.

(6)               The address of Mr. Gouger is 5701 S. Santa Fe Drive, Littleton, CO 80123.  Mr. Gouger’s beneficial ownership includes: (i) 140 Class A Shares; (ii) 7,249 Class A Shares owned beneficially indirectly by Mr. Gouger in his 401(k) Plan; (iii) 4,245,151 Class B Shares owned beneficially by Mr. Gouger solely by virtue of his position as trustee of certain trusts established by Charles W. Ergen for the benefit of his family; and (iv) 12,747,662 Class B Shares owned beneficially by Mr. Gouger solely by virtue of his position as trustee of the Ergen 2010 Family Trust.

(7)              The address of JPMorgan Chase & Co. (“JPMorgan Chase”) is 270 Park Avenue, New York, New York 10017.  Of the Class A Shares beneficially owned, JPMorgan Chase has sole voting power as to 14,948,476 Class A Shares and sole dispositive power as to 15,598,979 Class A Shares.  In addition, of the Class A Shares beneficially owned, JPMorgan Chase has shared voting power as to 207,717 Class A Shares and shared dispositive power as to 249,038 Class A Shares.  The foregoing information is based solely upon a Schedule 13G filed by JPMorgan Chase with the SEC on January 28, 2014.

(8)               The address of Dodge & Cox is 555 California Street, 40th Floor, San Francisco, California 94104.  Of the Class A Shares beneficially owned, Dodge & Cox has sole voting power as to 14,274,702 Class A Shares and sole dispositive power as to 15,174,269 Class A Shares.  The foregoing information is based solely upon a Schedule 13G filed by Dodge & Cox with the SEC on February 13, 2014.

(9)               The address of Invesco Ltd. is 1555 Peachtree Street NE, Atlanta, Georgia 30309.  Of the Class A Shares beneficially owned, Invesco Ltd. has sole voting power as to 13,182,496 Class A Shares and sole dispositive power as to 13,477,974 Class A Shares.  The foregoing information is based solely upon a Schedule 13G filed by Invesco Ltd. with the SEC on February 10, 2014.

(10)        Mr. DeFranco’s beneficial ownership includes: (i) 1,129,438 Class A Shares; (ii) 19,549 Class A Shares held in the 401(k) Plan; (iii) 300,000 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 25, 2014; (iv) 50,000 Class A Shares held by Mr. DeFranco in an irrevocable trust for the benefit of his children and grandchildren; (v) 12,160 Class A Shares held by Mr. DeFranco as custodian for his children; (vi) 1,250,000 Class A Shares controlled by Mr. DeFranco as general partner of a limited partnership; and (vii) 1,905,059 Class A Shares held by Mr. DeFranco as a general partner of a different limited partnership.

(11)        Mr. Moskowitz’s beneficial ownership includes: (i) 127,779 Class A Shares; (ii) 18,741 Class A Shares held in the 401(k) Plan; (iii) 660,000 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 25, 2014; (iv) 1,328 Class A Shares held as custodian for his children; (v) 8,184 Class A Shares held as trustee for Mr. Ergen’s children; and (vi) 28,500 Class A Shares held by a charitable foundation for which Mr. Moskowitz is a member of the board of directors.

(12)        Mr. Clayton’s beneficial ownership includes: (i) 85,064 Class A Shares; (ii) 320 Class A Shares held in the 401(k) Plan; and (iii) 600,000 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 25, 2014.

(13)        Mr. Han’s beneficial ownership includes: (i) 6,170 Class A Shares; (ii) 1,021 Class A Shares held in the 401(k) Plan; and (iii) 270,000 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 25, 2014.

(14)        Mr. Vogel’s beneficial ownership includes: (i) 10,165 Class A Shares (including 10,000 shares held in an account that is subject to a margin loan); (ii) 1,273 Class A Shares held in the 401(k) Plan; and (iii) 200,000 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 25, 2014.

(15)        Mr. Ortolf’s beneficial ownership includes: (i) 20,000 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 25, 2014; (ii) 200 Class A Shares held in the name of one of his children; and (iii) 60,000 Class A Shares held by a partnership of which Mr. Ortolf is a partner and are held as collateral for a margin account.

(16)        Mr. Goodbarn’s beneficial ownership includes: (i) 5,000 Class A Shares; and (ii) 10,000 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 25, 2014.

(17)        Mr. Olson’s beneficial ownership includes: (i) 716 Class A Shares held in the 401(k) Plan; and (ii) 11,000 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 25, 2014.

(18)        Mr. Shull’s beneficial ownership includes: (i) 1,133 Class A Shares held in the 401(k) Plan; and (ii) 10,002 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 25, 2014.

(19)        Mr. Brokaw’s beneficial ownership includes 7,500 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 25, 2014.

(20)        Mr. Lillis’ beneficial ownership includes 7,500 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 25, 2014.

(21)        Includes: (i) 3,515,664 Class A Shares; (ii) 71,144 Class A Shares held in the 401(k) Plan; (iii) 4,059,002 Class A Shares subject to employee and nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 25, 2014; (iv) 3,215,059 Class A Shares held in  partnerships; (v) 221,442,395 Class A Shares issuable upon conversion of Class B Shares; (vi) 92,692 Class A Shares held in the name of, or in trust for, children and other family members; and (vii) 55,500 Class A Shares held by charitable foundations.  Class A Shares and Class B Shares beneficially owned by both Mr. and Mrs. Ergen are only included once in calculating the aggregate number of shares owned by directors and executive officers as a group.

(22)        Held by certain trusts established by Mr. Ergen for the benefit of his family.

Item 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board has adopted a written policy for the review and approval of transactions involving DISH Network and related parties, such as directors, executive officers (and their immediate family members) and EchoStar.  In order to identify these transactions, we distribute questionnaires to our officers and directors on a quarterly basis.  Our General Counsel then directs the appropriate review of all potential related-party transactions and generally schedules their presentation at the next regularly-scheduled meetings of the Audit Committee and the Board of Directors.  The Audit Committee and the Board of Directors must approve these transactions, with all interested parties abstaining from the vote.  Once each calendar year, the Audit Committee and the Board of Directors undertake a review of all recurring potential related-party transactions.  Both the Audit Committee and the Board of Directors must approve the continuation of each such transaction, with all interested parties abstaining.  Transactions involving EchoStar are subject to the approval of a committee of the non-interlocking directors or in certain circumstances non-interlocking management.

Related Party Transactions with EchoStar Corporation

On January 1, 2008, we completed the spin-off of EchoStar (the “Spin-off”), which was previously our subsidiary. Following the Spin-off, DISH Network and EchoStar have operated as separate publicly-traded companies and, except for the Satellite and Tracking Stock Transaction described below, neither entity has any ownership interest in the other. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

EchoStar is our primary supplier of set-top boxes and digital broadcast operations and a supplier of a majority of our transponder capacity. Generally, the amounts we pay EchoStar for products and services are based on pricing equal to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided.

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

Amended and Restated T2 Development Agreement.  On August 29, 2013, we and EchoStar entered into a development agreement (the “T2 Development Agreement”) with respect to the T2 satellite, by which EchoStar reimburses us for amounts we pay pursuant to an authorization to proceed (the “T2 ATP”) with Space Systems/Loral, Inc. (“SS/L”) related to the T2 satellite construction contract.  In exchange, we granted EchoStar a right of first refusal and right of first offer to purchase our rights in T2 during the term of the T2 Development Agreement.  In addition, under certain circumstances EchoStar had a right to receive a portion of the sale proceeds in the event T2 is sold to a third party during or following the term of the T2 Development Agreement.  Unless sooner terminated in accordance with its terms, the term of the T2 Development Agreement expired on the later of: (i) December 31, 2013, or (ii) the date on which the T2 ATP expires.

During the fourth quarter 2013, we and EchoStar amended and restated the T2 Development Agreement (the “Amended and Restated T2 Development Agreement”), which supersedes and replaces the T2 Development Agreement.  Under the Amended and Restated T2 Development Agreement, EchoStar will continue to reimburse us for amounts we pay pursuant to the T2 ATP with SS/L.  In exchange, we granted EchoStar the right and option to purchase our rights in T2 for the sum of $55 million, exercisable at any time between January 1, 2014 and (i) the expiration or earlier termination of the Amended and Restated T2 Development Agreement or (ii) December 19, 2014, whichever occurs sooner.  Unless sooner terminated in accordance with its terms, the term of the Amended and Restated T2 Development Agreement expires on the later of: (a) December 19, 2014; or (b) the date on which the T2 ATP expires. We received payments from EchoStar of approximately $16 million under the Amended and Restated T2 Development Agreement during 2013.

Application Development Agreement.  During the fourth quarter 2012, we and EchoStar entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which EchoStar provides us with certain services relating to the development of web-based applications for set-top boxes for a period ending on February 1, 2015.  The Application Development Agreement renews automatically for successive one-year periods thereafter, unless terminated earlier by us or EchoStar at any time upon at least 90 days’ notice.  The fees for services provided under the Application Development Agreement are calculated at EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.  We incurred expenses payable to EchoStar of approximately $4 million under the Application Development Agreement during 2013.

Broadcast Agreement.  Effective January 1, 2012, we and EchoStar entered into a broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which EchoStar provides broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 1, 2012 to December 31, 2016.  The fees for services provided under the 2012 Broadcast Agreement are calculated at either: (a) EchoStar’s cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.  We have the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to EchoStar.  If we terminate the teleport services provided under the 2012 Broadcast Agreement for a reason other than EchoStar’s breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.  We incurred expenses payable to EchoStar of approximately $230 million under the 2012 Broadcast Agreement during 2013.

Broadcast Agreement for Certain Sports Related Programming.  During May 2010, we and EchoStar entered into a broadcast agreement pursuant to which EchoStar provides certain broadcast services to us in connection with our carriage of certain sports related programming.  The term of this agreement is for ten years.  If we terminate this agreement for a reason other than EchoStar’s breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.  The fees for the broadcast services provided under this agreement depend, among other things, upon the cost to develop and provide such services.  We incurred expenses payable to EchoStar of approximately $1 million under this broadcast agreement during 2013.

DISH Digital Holding L.L.C.  Effective July 1, 2012, we and EchoStar formed DISH Digital Holding L.L.C. (“DISH Digital”), which is owned two-thirds by us and one-third by EchoStar and is consolidated into our financial statements beginning July 1, 2012.  DISH Digital was formed to develop and commercialize certain advanced technologies.  We, EchoStar and DISH Digital entered into the following agreements with respect to DISH Digital:  (i) a contribution agreement pursuant to which we and EchoStar contributed certain assets in exchange for our respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement, which provides for the governance of DISH Digital; and (iii) a commercial agreement pursuant to which, among other things, DISH Digital has: (a) certain rights and corresponding obligations with respect to DISH Digital’s business; and (b) the right, but not the obligation, to receive certain services from us and EchoStar, respectively (the “Commercial Agreement”).  DISH Digital incurred expenses payable to EchoStar of approximately $18 million under the Commercial Agreement during 2012.

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  We incurred expenses payable to EchoStar of approximately $2 million under the remote access services agreement during 2013.

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.   We have the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar. In November 2013, we exercised our right to renew this agreement for a one-year period ending on December 31, 2014.  We incurred expenses payable to EchoStar of approximately $6 million under the DISHOnline.com services agreement during 2013.

Hughes Agreements.

Blockbuster Agreement.  On April 26, 2011, we completed the acquisition of substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  During the second quarter 2011, EchoStar acquired Hughes Communications, Inc. (“Hughes”).  Blockbuster purchased certain broadband products and services from Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes, pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and EchoStar’s acquisition of Hughes.  Subsequent to these transactions, Blockbuster entered into a new agreement with HNS which extends for a period through October 31, 2014, pursuant to which Blockbuster may continue to purchase certain broadband products and services from HNS.  This agreement was terminated by Blockbuster effective February 1, 2014.  Blockbuster incurred expenses payable to EchoStar of approximately $1 million under this agreement during 2013.

DBSD North America.  On March 9, 2012, we completed the acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  During the second quarter 2011, EchoStar acquired Hughes.  Prior to our acquisition of DBSD North America and EchoStar’s acquisition of Hughes, DBSD North America and HNS entered into an agreement pursuant to which HNS provides, among other things, hosting, operations and maintenance services for DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement renewed for a one-year period ending on February 15, 2015, and renews for two successive one-year periods unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.  We incurred expenses payable to HNS of approximately $2 million under this agreement during 2013.

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, dishNET Satellite Broadband L.L.C. (“dishNET Satellite Broadband”), our wholly-owned subsidiary, and HNS entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which dishNET Satellite Broadband has the right, but not the obligation, to market, sell and distribute the HNS satellite Internet service (the “Service”).  dishNET Satellite Broadband pays HNS a monthly per subscriber wholesale service fee for the Service based upon the subscriber’s service level, and, beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET Satellite Broadband has the right, but not the obligation, to purchase certain broadband equipment from HNS to support the sale of the Service.  The Distribution Agreement initially had a term of five years with automatic renewal for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term.  On February 20, 2014, dishNET Satellite Broadband and HNS amended the Distribution Agreement which, among other things, extends the initial term of the Distribution Agreement through March 1, 2024.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.  We incurred expenses payable to HNS of approximately $32 million under the Distribution Agreement during 2013 for services from HNS.  In addition, we purchased $69 million of broadband customer premise equipment from HNS during 2013.

Radio Access Network Agreement.  On November 29, 2012, we entered into an agreement with HNS pursuant to which HNS will construct for us a ground-based satellite radio access network (“RAN”) for a fixed fee.  The completion of the RAN under this agreement is expected to occur on or before November 29, 2014.  This agreement generally may be terminated by us at any time for convenience.  We incurred expenses payable to HNS of approximately $10 million under this agreement during 2013.

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and HNS, entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement our RUS program.  The RUS Agreement expired during June 2013 when the Grant Funds were exhausted.  We incurred expenses payable to HNS of approximately $3 million under the RUS Agreement during 2013.

TerreStar.  On March 9, 2012, we completed the acquisition of substantially all the assets of TerreStar Networks, Inc. (“TerreStar”).  Prior to our acquisition of substantially all the assets of TerreStar and EchoStar’s acquisition of Hughes, TerreStar and HNS entered into various agreements pursuant to which HNS provides, among other things, hosting, operations and maintenance services for TerreStar’s satellite gateway and associated ground infrastructure.  These agreements generally may be terminated by us at any time for convenience.  We incurred expenses payable to HNS of approximately $5 million under these agreements during 2013.

Intellectual Property Matters Agreement.  In connection with the Spin-off, we entered into an intellectual property matters agreement with EchoStar. The intellectual property matters agreement governs our relationship with EchoStar with respect to patents, trademarks and other intellectual property.  The term of the intellectual property matters agreement will continue in perpetuity.  Pursuant to the intellectual property matters agreement we irrevocably assigned to EchoStar all right, title and interest in certain patents, trademarks and other intellectual property necessary for the operation of EchoStar’s set-top box business.  In addition, the agreement permits EchoStar to use, in the operation of its set-top box business, certain other intellectual property currently owned or licensed by us and our subsidiaries. EchoStar granted to us and our subsidiaries a non-exclusive, non-transferable, worldwide license to use the name “EchoStar” and a portion of the assigned intellectual property as trade names and trademarks for a limited period of time in connection with the continued operation of our consumer business. The purpose of such license is to eliminate confusion on the part of customers and others during the period following the Spin-off.  After the transitional period, we may not use the “EchoStar” name as a trademark, except in certain limited circumstances.  Similarly, the intellectual property matters agreement provides that EchoStar will not make any use of the name or trademark “DISH Network” or any other trademark owned by us, except in certain circumstances.  There were no payments under the intellectual property matters agreement during 2013.  There are no payments expected under the intellectual property matters agreement in 2014.

Management Services Agreement.  In connection with the Spin-off, we entered into a Management Services Agreement with EchoStar pursuant to which we have made certain of our officers available to provide services (which were primarily legal and accounting services) to EchoStar.  The Management Services Agreement automatically renewed on January 1, 2013 for an additional one-year period until January 1, 2014.  Effective June 15, 2013, the Management Services Agreement was terminated by EchoStar.  EchoStar made payments to us based upon an allocable portion of the personnel costs and expenses incurred by us with respect to any such officers (taking into account wages and fringe benefits).  These allocations were based upon the estimated percentages of time spent by our executive officers performing services for EchoStar under the Management Services Agreement.  EchoStar also reimbursed us for direct out-of-pocket costs incurred by us for management services provided to EchoStar.  We and EchoStar evaluated all charges for reasonableness at least annually and made any adjustments to these charges as we and EchoStar mutually agree upon.  No payments were made under the Management Services Agreement during 2013.

Patent Cross-License Agreements.  During December 2011, we and EchoStar entered into separate patent cross-license agreements with the same third party whereby: (i) EchoStar and such third party licensed their respective patents to each other subject to certain conditions; and (ii) we and such third party licensed our respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”).  Each Cross-License Agreement covers patents acquired by the respective party prior to January 1, 2017 and aggregate payments under both Cross-License Agreements total less than $10 million. Each Cross-License Agreement also contains an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 1, 2022.  If both options are exercised, the aggregate additional payments to such third party would total less than $3 million.  However, we and EchoStar may elect to extend our respective Cross-License Agreement independently of each other.  Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenues of us and EchoStar, we and EchoStar agreed to allocate our respective payments to such third party based on our respective percentage of combined total revenue.  No payments were made under the Cross-License Agreements during 2013.

Product Support Agreement.  In connection with the Spin-off, we entered into a product support agreement pursuant to which we have the right, but not the obligation, to receive product support from EchoStar (including certain engineering and technical support services) for all set-top boxes and related accessories that EchoStar has previously sold and in the future may sell to us.  The fees for the services provided under the product support agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the services provided.  The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier.  We may terminate the product support agreement for any reason upon at least 60 days notice.  In the event of an early termination of this agreement, we are entitled to a refund of any unearned fees paid to EchoStar for the services.  We incurred expenses payable to EchoStar of approximately $37 million under the product support agreement during 2013.

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement automatically renewed on January 1, 2014 for an additional one-year period until January 1, 2015 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.  We earned revenues of approximately $1 million from EchoStar under the Professional Services Agreement during 2013.  We incurred expenses payable to EchoStar of approximately $18 million under the Professional Services Agreement during 2013.

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  We incurred expenses payable to EchoStar of approximately $12 million under these real estate lease agreements during 2013.   The term of each lease is set forth below:

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

•                  Gilbert Lease Agreement.  The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona is a month-to-month lease and can be terminated by either party upon 30 days prior notice.  We expect this lease to terminate in 2014.

•                  Cheyenne Lease Agreement.  The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

Additionally, since the Spin-off, we have entered into lease agreements pursuant to which we lease certain real estate to EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  We earned revenues of less than $1 million from EchoStar under these real estate leases during 2013.  The term of each lease is set forth below:

•                  El Paso Lease Agreement.   During 2012, we leased certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for a period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms.

•                  American Fork Occupancy License Agreement.  During 2013, we subleased certain space at 796 East Utah Valley Drive, American Fork, Utah to EchoStar for a period ending on July 31, 2017.

Receiver Agreement.  EchoStar is currently our sole supplier of set-top box receivers.  Effective January 1, 2012, we and EchoStar entered into a receiver agreement (the “2012 Receiver Agreement”) pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We have an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  The 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.  EchoStar provides us with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.  We incurred expenses payable to EchoStar of approximately $1.242 billion under the 2012 Receiver Agreement during 2013.  Included in this amount are purchases of certain broadband customer premise equipment from EchoStar under the 2012 Receiver Agreement.

Remanufactured Receiver Agreement.  We entered into a remanufactured receiver agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2013, we and EchoStar extended this agreement until December 31, 2014.  EchoStar may terminate the remanufactured receiver agreement for any reason upon at least 60 days written notice to us.  We may also terminate this agreement if certain entities acquire us.  We earned revenues of less than $1 million as a result of EchoStar’s purchases of remanufactured receivers and accessories from us in 2013.

Satellite Capacity Agreements

Satellite Capacity Leased from EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which we lease certain satellite capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  We incurred expenses payable to EchoStar of approximately $162 million under satellite capacity agreements during 2013.  The term of each lease is set forth below:

EchoStar VI, VIII and XII.  The leases for EchoStar VI, VIII and XII generally terminate upon the earlier of:  (i) the end-of-life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  Beginning in the first quarter 2013, the leases for the EchoStar VI and VIII satellites expired in accordance with their terms and we no longer leased capacity from EchoStar on EchoStar VI and VIII.  During May 2013, we began leasing capacity from EchoStar on EchoStar VIII as an in-orbit spare.  Effective March 1, 2014, this lease converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.

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

Under the terms of the DISH Nimiq 5 Agreement, we make certain monthly payments to EchoStar that commenced in September 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date the Nimiq 5 satellite was placed into service.  Upon expiration of the initial term, we have the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite.  Upon in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.  We incurred expenses payable to EchoStar of approximately $79 million under the DISH Nimiq 5 Agreement during 2013.

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we receive service from EchoStar on 24 DBS transponders.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explored alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar provided us with alternate capacity at the 77 degree orbital location.  During the third quarter 2012, we and EchoStar entered into an agreement pursuant to which we sublease five DBS transponders back to EchoStar.  During January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at this location in February 2013.

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

Satellite Capacity Leased to EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which EchoStar leases certain satellite capacity on certain satellites owned by us.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  We earned revenues of approximately $37 million from EchoStar under these satellite capacity agreements during 2013.  The term of each lease is set forth below:

D1.  Effective November 1, 2012, we entered into a satellite capacity agreement pursuant to which HNS leases certain satellite capacity from us on D1 for research and development.  This lease generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; (iii) the date the spectrum capacity on which service is being provided under the agreement fails; or (iv) June 30, 2014.

EchoStar XV.  During May 2013, we began leasing satellite capacity to EchoStar on EchoStar XV and relocated the satellite for testing at EchoStar’s Brazilian authorization at the 45 degree orbital location.  Effective March 1, 2014, this lease converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.  Upon termination, EchoStar is responsible, among other things, for relocating this satellite from the 45 degree orbital location back to the 61.5 degree orbital location.

Satellite and Tracking Stock Transaction with EchoStar.  To improve our position in the growing consumer satellite broadband market, among other reasons, on February 20, 2014, we entered into agreements with EchoStar to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, we transferred to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a wholly-owned subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV, including related in-orbit incentive obligations and interest payments of approximately $59 million) and approximately $11 million in cash in exchange for shares of a series of preferred tracking stock issued by EchoStar and shares of a series of preferred tracking stock issued by HSSC; and (ii) beginning on March 1, 2014, we lease back certain satellite capacity on these five satellites (collectively, the “Satellite and Tracking Stock Transaction”).  The Satellite and Tracking Stock Transaction is further described below:

Transaction Agreement.  On February 20, 2014, DISH Operating L.L.C. (“DOLLC”) and DISH Network L.L.C. (“DNLLC”, together with DOLLC, the “DISH Investors”) and EchoStar XI Holding L.L.C., all indirect wholly-owned subsidiaries of us, entered into a Transaction Agreement (the “Transaction Agreement”) with EchoStar, HSSC and Alpha Company LLC, a wholly-owned subsidiary of EchoStar, pursuant to which, on March 1, 2014,  we, among other things, transferred to EchoStar and HSSC five of our satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV, including related in-orbit incentive obligations and interest payments of approximately $59 million) and approximately $11 million in cash in exchange for an aggregate of 6,290,499 shares of preferred tracking stock issued by EchoStar and 81.128 shares of preferred tracking stock issued by HSSC (collectively, the “Tracking Stock”).  The Tracking Stock generally tracks the residential retail satellite broadband business of HNS, including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”).  The shares of the Tracking Stock issued to the DISH Investors represent an aggregate 80% economic interest in the Hughes Retail Group.  The Transaction Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

Satellite Capacity Leased from EchoStar.  On February 20, 2014, we entered into satellite capacity agreements with certain subsidiaries of EchoStar pursuant to which, beginning March 1, 2014, we, among other things, lease certain satellite capacity on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  The total fees for the services provided under each satellite capacity agreement depends, among other things, upon the number of transponders that are leased on the applicable satellite and the length of the lease.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

Investor Rights Agreement.   On February 20, 2014, EchoStar, HSSC and the DISH Investors also entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with respect to the Tracking Stock.  The Investor Rights Agreement provides, among other things, certain information and consultation rights for the DISH Investors; certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfers of the Tracking Stock for one year, with continuing transfer restrictions (including a right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to EchoStar in connection with a change of control of us and a right to require EchoStar to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions); certain registration rights; certain obligations to provide conversion and exchange rights of the Tracking Stock under certain circumstances; and certain protective covenants afforded to holders of the Tracking Stock.  The Investor Rights Agreement generally will terminate as to the DISH Investors at such time as the DISH Investors no longer hold any shares of the HSSC-issued Tracking Stock and any registrable securities under the Investor Rights Agreement.

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive certain services related to placeshifting.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.   We incurred expenses payable to EchoStar of approximately $3 million under the SlingService services agreement during 2013.

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

In light of the tax sharing agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns.  As a result, we agreed to pay EchoStar $83 million of the tax benefit we received or will receive.  Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit.  In addition, during the third quarter 2013, we and EchoStar agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and EchoStar for such combined returns, through the taxable period ending on December 31, 2017.  No payments were made with respect to the tax sharing agreement during 2013.

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

TT&C Agreement.  Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  We are able to terminate the 2012 TT&C Agreement for any reason upon 60 days notice.  We incurred expenses payable to EchoStar of approximately $5 million under the 2012 TT&C Agreement during 2013.

As part of the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the 2012 TT&C Agreement to cease the provision of TT&C services from EchoStar for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.

XiP Encryption Agreement.  During the third quarter 2012, we entered into an encryption agreement with EchoStar for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which EchoStar provides certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  The term of the XiP Encryption Agreement is for a period until December 31, 2014.  Under the XiP Encryption Agreement, we have the option, but not the obligation, to extend the XiP Encryption Agreement for one additional year upon 180 days notice prior to the end of the term.  We and EchoStar each have the right to terminate the XiP Encryption Agreement for any reason upon at least 30 days notice and 180 days notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.  No payments were made under the XiP Encryption Agreement during 2013.

Other Agreement.  In November 2009, Mr. Roger Lynch became employed by both us and EchoStar as Executive Vice President.  Mr. Lynch is responsible for the development and implementation of advanced technologies that are of potential utility and importance to both us and EchoStar.  Mr. Lynch’s compensation consists of cash and equity compensation and is borne by both EchoStar and us.

Related Party Transactions with NagraStar L.L.C. (“NagraStar”)

NagraStar is a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.  During the year ended December 31, 2013, we purchased from NagraStar security access and other fees at an aggregate cost to us of $92 million.  As of December 31, 2013, amounts payable to NagraStar totaled $23 million.

Certain Related Party Transactions with Certain of Our Executive Officers

Mr. Michael Kelly.  During the first quarter 2014, we entered into an agreement pursuant to which we sold all of the equity of Blockbuster Alpha L.L.C. (“Alpha”), our wholly-owned subsidiary that held certain point-of-sale software and equipment, to Mr. Michael Kelly, the President of Blockbuster L.L.C. (the “Kelly Transaction”).  Pursuant to the terms and conditions of the Kelly Transaction, Mr. Kelly paid us an initial purchase price of $500,000 and may pay us additional amounts up to an aggregate purchase price of $5,000,000 based on gross revenues generated by Alpha and/or a sale of Alpha or its assets.

Certain Related Party Transactions with Certain Members of Our Board of Directors

Ergen Family.  During 2013, Mrs. Ergen served as a Senior Advisor and as a member of our Board of Directors, and we paid her approximately $100,000.  Beginning in April 2013, we employed Mrs. Katie Flynn, the daughter of Mr. and Mrs. Ergen, as an Assistant Brand Manager and paid her approximately $52,000 during 2013.  During 2014, we expect to continue to employ Mrs. Ergen, Mrs. Flynn and certain other Ergen children. While the amount paid during 2014 will depend on the time and services that will be provided, we expect to pay Mrs. Ergen approximately $100,000, Mrs. Flynn approximately $80,000 and certain other Ergen children approximately $25,000 in the aggregate during 2014.

LightSquared.  As previously disclosed in our public filings, L-Band Acquisition, LLC (“LBAC”), our wholly-owned subsidiary, entered into a Plan Support Agreement (the “PSA”) with certain senior secured lenders to LightSquared LP (the “LightSquared LP Lenders”) on July 23, 2013, which contemplated the purchase by LBAC of substantially all of the assets of LightSquared LP and certain of its subsidiaries that are debtors and debtors in possession in the LightSquared bankruptcy cases pending in the United States Bankruptcy Court for the Southern District of New York, which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12 12080 (SCC), for a purchase price of $2.22 billion in cash, plus the assumption of certain liabilities pursuant to the terms and conditions of a proposed asset purchase agreement (the “LBAC Bid”).  SP Special Opportunities, LLC, an entity controlled by Mr. Ergen, is a LightSquared LP Lender and holds a substantial portion of LightSquared LP’s senior secured debt.  We were a party to the PSA solely with respect to certain guaranty obligations.

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

Mr. Christopher Ergen/Yottabytes Ventures LLC.  During the second quarter 2012, we entered into an agreement pursuant to which we had the right to make certain investments in Yottabytes Ventures LLC (“YBV”), a company that develops mobile web-based video applications.  As of December 31, 2013, we had invested $700,000 in YBV, which resulted in us owning approximately 77.8% of YBV.  We have the right, but not the obligation, to invest an additional $100,000 in YBV, which if exercised would bring our aggregate ownership interest in YBV to 80%.  As part of our investment, we also have the right to appoint two out of the three members of the YBV board of directors.

Mr. Christopher Ergen, Mr. and Mrs. Ergen’s son, is an owner in YBV.  As of December 31, 2013, Mr. Christopher Ergen had approximately a 5.6% ownership interest in YBV, which interest is subject to a repurchase option by YBV at a price of $0.001 per common share.  Fifty percent (50%) of his interest is released from the repurchase option after each of the first and second anniversary of our initial investment in YBV.  As of December 31, 2013, fifty percent (50%) of the common shares which Mr. Christopher Ergen owned in YBV remained subject to the repurchase option.   Mr. Christopher Ergen also acted as an advisor for YBV for which he was paid approximately $10,000 by YBV during 2013.  In addition, Mr. Christopher Ergen has a warrant to purchase additional common shares from YBV, the exercise of which is subject to certain conditions and expires in July 2017 or sooner if he is no longer an advisor for YBV or otherwise employed or engaged as a consultant by YBV.  If Mr. Christopher Ergen fully exercises his warrant, he would have approximately a 17.5% ownership interest in YBV on a fully diluted basis assuming we have exercised our right to invest an additional $100,000 in YBV.  As of December 31, 2013, the common shares under the warrant were exercisable.

Director Independence

We are a “controlled company” within the meaning of the NASDAQ Marketplace Rules because more than 50% of our voting power is held by Charles W. Ergen, our Chairman.  Mr. Ergen currently beneficially owns approximately 50.7% of our total equity securities and possesses approximately 85.1% of the total voting power.  Mr. Ergen’s beneficial ownership excludes 16,992,813 of Class A Shares issuable upon conversion of Class B Shares currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 7.2% of our total equity securities and possess approximately 6.5% of the total voting power.  Please see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Security Ownership” above.  Therefore, we are not subject to the NASDAQ listing requirements that would otherwise require us to have: (i) a Board of Directors comprised of a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iii) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Nevertheless, the Corporation has created an Executive Compensation Committee and a Nominating Committee, in addition to an Audit Committee, all of which are composed entirely of independent directors.  The charters of our Compensation, Audit, and Nominating Committees are available free of charge on our website at http://www.dish.com.

Item 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2013.  The Audit Committee, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Audit Committee believes that a change would be in the best interests of DISH Network.

Fees Paid to KPMG LLP for 2013 and 2012

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for the years ended December 31, 2013 and December 31, 2012, and fees billed for other services rendered by KPMG LLP during those periods.

	For the Years Ended December 31,
	2013	2012
Audit Fees (1)	$2,125,000	$2,225,000
Audit-Related Fees (2)	385,135	329,117
Total Audit and Audit-Related Fees	2,510,135	2,554,117
Tax Compliance Fees	811,924	664,929
Tax Consultation Fees	1,469,794	1,087,836
All Other Fees	—	—
Total Fees	$4,791,853	$4,306,882

(1)  Consists of fees paid by us for the audit of our consolidated financial statements included in our Annual Report on Form 10-K, review of our unaudited financial statements included in our Quarterly Reports on Form 10-Q and fees in connection with the audit of our internal control over financial reporting.

(2)  Consists of fees for audit of financial statements of certain employee benefit plans and fees for other services that are normally provided by the accountant in connection with registration statement filings, issuance of consents and professional consultations with respect to accounting issues.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation, retaining and overseeing the work of our independent registered public accounting firm.  The Audit Committee has established a process regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.

Requests are submitted to the Audit Committee in one of the following ways:

•                  Request for approval of services at a meeting of the Audit Committee; or

•                  Request for approval of services by members of the Audit Committee acting by written consent.

The request may be made with respect to either specific services or a type of service for predictable or recurring services.  100% of the fees paid by us to KPMG LLP for services rendered in 2013 and 2012 were pre-approved by the Audit Committee.

PART IV

Item 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         Documents filed as part of this report:

(1)         Consolidated Financial Statements

No consolidated financial statements are filed with this 10-K/A.  The consolidated financial statements and notes thereto were included as part of the 10-K filed with the SEC on February 21, 2014.

(2)         Financial Statement Schedules

No financial statement schedules are filed with this 10-K/A.  All schedules were included in the consolidated financial statements or notes thereto of the 10-K filed with the SEC on February 21, 2014.

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

10.54*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807).***

10.55*

QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.56*

Receiver Agreement dated January 1, 2012 between Echosphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176).***

10.57*

Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176).***

10.58*

Confidential Settlement Agreement and Release dated as of October 21, 2012 by and between Voom HD Holdings LLC and CSC Holdings, LLC, on the other hand, and DISH Network L.L.C., on the other hand, and for certain limited purposes, DISH Media Holdings Corporation, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2012, Commission File No. 0-26176).***

10.59*

Description of the 2013 Long-Term Incentive Plan dated November 30, 2012 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 6, 2012, Commission File No. 000-26176).**

10.60*

Amendment to EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. dated December 21, 2012 (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2012, Commission File No. 0-26176).***

21*

Subsidiaries of DISH Network Corporation (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2013, Commission File No. 0-26176).

23*

Consent of KPMG LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2013, Commission File No. 0-26176).

24*

Power of Attorney authorizing R. Stanton Dodge as signatory for Charles W. Ergen, George R. Brokaw, James DeFranco, Cantey M. Ergen, Steven R. Goodbarn, Charles M. Lillis, David K. Moskowitz, Tom A. Ortolf and Carl E. Vogel (incorporated by reference to Exhibit 24 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2013, Commission File No. 0-26176).

31.1*

Section 302 Certification of Chief Executive Officer with respect to the 10-K (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2013, Commission File No. 0-26176).

31.2*

Section 302 Certification of Chief Financial Officer with respect to the 10-K (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2013, Commission File No. 0-26176).

31.3☐	Section 302 Certification of Chief Executive Officer with respect to this 10-K/A.

31.4☐	Section 302 Certification of Chief Financial Officer with respect to this 10-K/A.

32.1*

Section 906 Certification of Chief Executive Officer with respect to the 10-K (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2013, Commission File No. 0-26176).

32.2*

Section 906 Certification of Chief Financial Officer with respect to the 10-K (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2013, Commission File No. 0-26176).

101*

The following materials from the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2013, filed on February 21, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements (incorporated by reference to Exhibit 101 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2013, Commission File No. 0-26176).

☐            Filed herewith.

*              Incorporated by reference.

**           Constitutes a management contract or compensatory plan or arrangement.

***                           Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

DISH NETWORK CORPORATION

By:	/s/ Robert E. Olson
Robert E. Olson
Executive Vice President and Chief Financial Officer

Date:  April 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Clayton	President and Chief Executive Officer and Director	April 29, 2014
Joseph P. Clayton	(Principal Executive Officer)

/s/ Robert E. Olson	Executive Vice President and Chief Financial Officer	April 29, 2014
Robert E. Olson	(Principal Financial and Accounting Officer)

*	Chairman	April 29, 2014
Charles W. Ergen

*	Director	April 29, 2014
George R. Brokaw

*	Director	April 29, 2014
James DeFranco

*	Director	April 29, 2014
Cantey M. Ergen

*	Director	April 29, 2014
Steven R. Goodbarn

*	Director	April 29, 2014
Charles M. Lillis

*	Director	April 29, 2014
David K. Moskowitz

*	Director	April 29, 2014
Tom A. Ortolf

*	Director	April 29, 2014
Carl E. Vogel

* By:	/s/ R. Stanton Dodge
R. Stanton Dodge
Attorney-in-Fact