Form 10-Q
period 2014-03-31
DISH Network CORP
filed 2014-05-08
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014.

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

As of May 1, 2014, the registrant’s outstanding common stock consisted of 220,575,229 shares of Class A common stock and 238,435,208 shares of Class B common stock.

PART I — FINANCIAL INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our plans, objectives and strategies, growth opportunities in our industries and businesses, our expectations regarding future results, financial condition, liquidity and capital requirements, our estimates regarding the impact of regulatory developments and legal proceedings, and other trends and projections.  Forward-looking statements are not historical facts and may be identified by words such as “future,” “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “will,” “would,” “could,” “can,” “may,” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve known and unknown risks, uncertainties and other factors, which may be beyond our control.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors, including, but not limited to, the following:

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

•                  We currently depend on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture all of our new set-top boxes and certain related components, to provide a majority of our transponder capacity, and to provide digital broadcast operations and other services to us.  Our business

i

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

Acquisition and Capital Structure Risks Affecting our Business

•                  We made a substantial investment to acquire certain AWS-4 wireless spectrum licenses and other assets from DBSD North America Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”), to acquire certain 700 MHz wireless spectrum licenses and to acquire certain H Block wireless spectrum licenses.  We will need to make significant additional investments or partner with others to commercialize these licenses and assets.

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

•                  It may be difficult for a third-party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure.

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) filed with the SEC, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

Unless otherwise required by the context, in this report, the words “DISH Network,” the “Company,” “we,” “our” and “us” refer to DISH Network Corporation and its subsidiaries, “EchoStar” refers to EchoStar Corporation and its subsidiaries, and “DISH DBS” refers to DISH DBS Corporation and its subsidiaries, a wholly-owned, indirect subsidiary of DISH Network.

iii

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$4,168,687	$4,700,022
Marketable investment securities	4,792,792	5,039,382
Trade accounts receivable - other, net of allowance for doubtful accounts of $12,025 and $15,981, respectively	856,426	902,416
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	83,387	55,102
Inventory	522,890	512,707
Deferred tax assets	135,952	129,864
Prepaid income taxes	42,546	118,021
Current assets - discontinued operations (Note 2)	—	68,239
Derivative financial instruments	287,202	292,507
H Block FCC license deposit (Note 10)	1,564,000	328,134
Other current assets	134,897	167,052
Total current assets	12,588,779	12,313,446

Noncurrent Assets:
Restricted cash and marketable investment securities	94,096	94,861
Property and equipment, net (Note 8)	3,703,846	4,097,711
FCC authorizations	3,296,665	3,296,665
Marketable and other investment securities (Note 6)	471,103	151,273
Noncurrent assets - discontinued operations (Note 2)	—	9,965
Other noncurrent assets, net	396,297	411,707
Total noncurrent assets	7,962,007	8,062,182
Total assets	$20,550,786	$20,375,628

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$164,346	$281,932
Trade accounts payable - EchoStar	379,467	355,023
Deferred revenue and other	876,026	843,386
Accrued programming	1,369,847	1,242,129
Accrued interest	210,565	232,734
Other accrued expenses	606,117	512,081
Current liabilities - discontinued operations (Note 2)	—	49,471
Current portion of long-term debt and capital lease obligations	1,030,253	1,034,893
Total current liabilities	4,636,621	4,551,649

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	12,570,232	12,615,991
Deferred tax liabilities	1,951,987	1,945,690
Long-term liabilities - discontinued operations (Note 2)	—	19,804
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	247,263	245,489
Total long-term obligations, net of current portion	14,769,482	14,826,974
Total liabilities	19,406,103	19,378,623

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 276,222,287 and 275,950,537 shares issued, 220,104,027 and 219,832,277 shares outstanding, respectively	2,762	2,760
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	2,554,526	2,588,224
Accumulated other comprehensive income (loss)	184,397	173,872
Accumulated earnings (deficit)	(44,770)	(220,701)
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	1,129,840	977,080
Noncontrolling interest	14,843	19,925
Total stockholders’ equity (deficit)	1,144,683	997,005
Total liabilities and stockholders’ equity (deficit)	$20,550,786	$20,375,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
Revenue:
Subscriber-related revenue	$3,556,187	$3,348,167
Equipment sales and other revenue	22,239	25,223
Equipment sales, services and other revenue - EchoStar	15,772	2,140
Total revenue	3,594,198	3,375,530

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	2,069,132	1,911,593
Satellite and transmission expenses:
EchoStar	138,891	112,933
Other	10,605	10,248
Cost of sales - equipment, services and other	27,793	21,800
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	62,875	77,487
Other subscriber acquisition costs	252,464	267,482
Subscriber acquisition advertising	133,807	118,931
Total subscriber acquisition costs	449,146	463,900
General and administrative expenses - EchoStar	24,800	18,422
General and administrative expenses	178,313	154,847
Depreciation and amortization (Note 8)	249,220	230,170
Total costs and expenses	3,147,900	2,923,913

Operating income (loss)	446,298	451,617

Other Income (Expense):
Interest income	14,164	37,152
Interest expense, net of amounts capitalized	(175,994)	(161,516)
Other, net	(5,189)	11,400
Total other income (expense)	(167,019)	(112,964)

Income (loss) before income taxes	279,279	338,653
Income tax (provision) benefit, net	(108,462)	(126,419)
Income (loss) from continuing operations	170,817	212,234
Income (loss) from discontinued operations, net of tax	—	(1,558)
Net income (loss)	170,817	210,676
Less: Net income (loss) attributable to noncontrolling interest	(5,114)	(4,922)
Net income (loss) attributable to DISH Network	$175,931	$215,598

Weighted-average common shares outstanding - Class A and B common stock:
Basic	458,422	453,242
Diluted	461,361	456,192

Earnings per share - Class A and B common stock:
Basic net income (loss) per share from continuing operations attributable to DISH Network	$0.38	$0.48
Basic net income (loss) per share from discontinued operations	—	—
Basic net income (loss) per share attributable to DISH Network	$0.38	$0.48

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$0.38	$0.48
Diluted net income (loss) per share from discontinued operations	—	(0.01)
Diluted net income (loss) per share attributable to DISH Network	$0.38	$0.47

Comprehensive Income (Loss):
Net income (loss)	$170,817	$210,676
Other comprehensive income (loss):
Foreign currency translation adjustments	3,878	2,737
Unrealized holding gains (losses) on available-for-sale securities	9,983	17,783
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	493	1,362
Deferred income tax (expense) benefit, net	(3,829)	(6,996)
Total other comprehensive income (loss), net of tax	10,525	14,886
Comprehensive income (loss)	181,342	225,562
Less: Comprehensive income (loss) attributable to noncontrolling interest	(5,114)	(4,922)
Comprehensive income (loss) attributable to DISH Network	$186,456	$230,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$170,817	$210,676
Less: Income (loss) from discontinued operations, net of tax	—	(1,558)
Income (loss) from continuing operations	$170,817	$212,234
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	249,220	230,170
Realized and unrealized losses (gains) on investments	1,521	(11,262)
Non-cash, stock-based compensation	9,863	10,758
Deferred tax expense (benefit)	25,088	46,568
Other, net	39,709	60,783
Changes in current assets and current liabilities	174,487	159,130
Net cash flows from operating activities from continuing operations	670,705	708,381
Net cash flows from operating activities from discontinued operations, net	(30,007)	(21,919)

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,290,940)	(1,316,229)
Sales and maturities of marketable investment securities	1,575,374	817,230
Purchases of derivative financial instruments (Note 2)	—	(550,000)
Purchases of property and equipment	(287,645)	(310,933)
Change in restricted cash and marketable investment securities	765	42,956
H Block FCC license deposit (Note 10)	(1,235,866)	—
Other, net	36,067	(41,688)
Net cash flows from investing activities from continuing operations	(1,202,245)	(1,358,664)
Net cash flows from investing activities from discontinued operations, net, including $0 and $594 of purchases of property and equipment, respectively	20,847	(6,072)

Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(7,724)	(8,479)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	6,014	10,887
Other	1,915	388
Net cash flows from financing activities from continuing operations	205	2,796
Net cash flows from financing activities from discontinued operations, net	—	(48)

Effect of exchange rates on cash and cash equivalents from discontinued operations	—	228

Net increase (decrease) in cash and cash equivalents from continuing operations	(531,335)	(647,487)
Cash and cash equivalents, beginning of period from continuing operations	4,700,022	3,573,742
Cash and cash equivalents, end of period from continuing operations	$4,168,687	$2,926,255

Net increase (decrease) in cash and cash equivalents from discontinued operations	(9,160)	(27,811)
Cash and cash equivalents, beginning of period from discontinued operations	9,160	32,398
Cash and cash equivalents, end of period from discontinued operations	$—	$4,587

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

•            DISH.  The DISH® branded pay-TV service (“DISH”) had 14.097 million subscribers in the United States as of March 31, 2014.  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET™ brand.  This service utilizes advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide.  This service primarily targets approximately 15 million rural residents that are underserved, or unserved, by wireline broadband.  In addition to the dishNET branded satellite broadband service, we also offer wireline voice and broadband services under the dishNET brand as a competitive local exchange carrier to consumers living in a 14-state region in the western United States.  We primarily bundle our dishNET branded services with our DISH branded pay-TV service.

•            Wireless.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain interim and final build-out requirements.  On March 9, 2012, we completed the acquisitions of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”) and substantially all of the assets of TerreStar Networks, Inc. (“TerreStar”), pursuant to which we acquired, among other things, 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America (the “DBSD Transaction”) and TerreStar (the “TerreStar Transaction”).  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  In addition, we were the winning bidder for all 176 wireless spectrum licenses in the recent H Block auction with an aggregate bid of $1.564 billion.  On April 29, 2014, the FCC issued an order granting our application to acquire these H Block spectrum licenses.  As we review our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure, as well as the acquisition of additional wireless spectrum.  See Note 10 for further discussion.

Recent Developments

Satellite and Tracking Stock Transaction with EchoStar.  To improve our position in the growing consumer satellite broadband market, among other reasons, on February 20, 2014, we entered into agreements with EchoStar Corporation (“EchoStar”) to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, we transferred to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a wholly-owned subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV (collectively the “Transferred Satellites”), including related in-orbit incentive obligations and cash interest payments of approximately $59 million), and approximately $11 million in cash in exchange for an aggregate of 6,290,499 shares of a series of preferred tracking stock issued by EchoStar and an aggregate of 81.128 shares of a series of preferred tracking stock issued by HSSC (collectively, the “Tracking Stock”); and (ii) beginning on March 1, 2014, we lease back certain satellite capacity on the Transferred Satellites (collectively, the “Satellite and Tracking Stock Transaction”).  The Tracking Stock generally tracks the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HSSC, including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Retail Group”).  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Discontinued Operations

As of December 31, 2013, Blockbuster had ceased material operations.  Accordingly, our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows have been recast to present the operations of Blockbuster as discontinued for all periods presented and the amounts presented in the Notes to our Condensed Consolidated Financial Statements relate only to our continuing operations, unless otherwise noted.  On January 14, 2014, we completed the sale of our Blockbuster operations in Mexico.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

As of March 31, 2014 and December 31, 2013, the carrying value for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 6 for the fair value of our marketable investment securities and see below for the fair value of our derivative financial instruments.

Fair values for our publicly traded debt securities are based on quoted market prices, when available.  The fair values of private debt are estimated based on an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities.  See Note 9 for the fair value of our long-term debt.

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

As of March 31, 2014 and December 31, 2013, we held derivative financial instruments indexed to the trading price of common equity securities with a fair value of $287 million and $293 million, respectively.  The fair value of the derivative financial instruments is dependent on the trading price of the indexed common equity which may be volatile and vary depending on, among other things, the issuer’s financial and operational performance and market conditions.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$170,817	$212,234
Less: Net income (loss) attributable to noncontrolling interest	(5,114)	(4,922)
Income (loss) from continuing operations attributable to DISH Network	175,931	217,156

Income (loss) from discontinued operations, net of tax	—	(1,558)

Net income (loss) attributable to DISH Network	$175,931	$215,598

Weighted-average common shares outstanding - Class A and B common stock:
Basic	458,422	453,242
Dilutive impact of stock awards outstanding	2,939	2,950
Diluted	461,361	456,192

Earnings per share - Class A and B common stock:
Basic net income (loss) per share from continuing operations attributable to DISH Network	$0.38	$0.48
Basic net income (loss) per share from discontinued operations	—	—
Basic net income (loss) per share attributable to DISH Network	$0.38	$0.48

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$0.38	$0.48
Diluted net income (loss) per share from discontinued operations	—	(0.01)
Diluted net income (loss) per share attributable to DISH Network	$0.38	$0.47

As of March 31, 2014 and 2013, there were stock awards to purchase 0.1 million and 1.9 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our performance-based stock incentive plans (“Restricted Performance Units”) is contingent upon meeting certain goals, some of which are not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of March 31,
	2014	2013
	(In thousands)
Performance based options	7,766	9,791
Restricted Performance Units	1,866	2,118
Total	9,632	11,909

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.                                      Supplemental Data — Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands)
Cash paid for interest (including capitalized interest)	$230,312	$219,959
Cash received for interest	33,273	15,292
Cash paid for income taxes	9,427	2,025
Capitalized interest	36,281	35,290
Satellite and Tracking Stock Transaction with EchoStar:
Transfer of property and equipment, net	432,080	—
Investment in EchoStar and HSSC preferred tracking stock - cost method	316,204	—
Transfer of liabilities and other	44,540	—
Capital distribution to EchoStar, net of deferred taxes of $31,274	51,466	—

5.                                      Other Comprehensive Income (Loss)

The following table presents the tax effects on each component of “Other comprehensive income (loss).”

	For the Three Months
	Ended March 31,
	2014			2013
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$3,878	$—	$3,878	$2,737	$—	$2,737
Unrealized holding gains (losses) on available-for-sale securities	9,983	(3,649)	6,334	17,783	(6,498)	11,285
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	493	(180)	313	1,362	(498)	864
Other comprehensive income (loss)	$14,354	$(3,829)	$10,525	$21,882	$(6,996)	$14,886

The “Accumulated other comprehensive income (loss)” is detailed in the following table.

	Foreign	Unrealized /
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses) (1)	Total
	(In thousands)
Balance as of December 31, 2013	$(3,878)	$177,750	$173,872
Other comprehensive income (loss) before reclassification	—	6,334	6,334
Amounts reclassified from accumulated other comprehensive income(loss)	3,878	313	4,191
Balance as of March 31, 2014	$—	$184,397	$184,397

(1)         All amounts are net of tax.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.                                      Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2014	2013
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$113,970	$116,570
Current marketable investment securities - strategic	531,614	534,449
Current marketable investment securities - other	4,147,208	4,388,363
Total current marketable investment securities	4,792,792	5,039,382
Restricted marketable investment securities (1)	73,446	81,371
Noncurrent marketable investment securities - ARS and other (2)	137,278	133,652
Total marketable investment securities	5,003,516	5,254,405

Restricted cash and cash equivalents (1)	20,650	13,490

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method (2)	228,795	—
Investment in HSSC preferred tracking stock - cost method (2)	87,409	—
Other investment securities - cost method (2)	17,621	17,621
Total other investment securities	333,825	17,621

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$5,357,991	$5,285,516

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities include strategic and financial debt and equity investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of March 31, 2014, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in our investment portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of March 31, 2014 and December 31, 2013, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation.  During the first quarter 2013, we released $42 million of restricted cash related to litigation.  See Note 10 for further information.

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

Fair Value Election.  As of March 31, 2014, our ARS and other noncurrent marketable investment securities portfolio of $137 million included $93 million of securities accounted for under the fair value method.

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in noncurrent “Marketable and other investment securities” on our Condensed Consolidated Balance Sheets and accounted for using the cost, equity and/or fair value methods of accounting.

Our ability to realize value from our strategic investments in securities that are not publicly traded depends on the success of the issuers’ businesses and their ability to obtain sufficient capital, on acceptable terms or at all, and to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Investment in Tracking Stock

During the first quarter 2014, as part of the Satellite and Tracking Stock Transaction with EchoStar, we received an aggregate of 6,290,499 shares of preferred tracking stock issued by EchoStar and an aggregate of 81.128 shares of preferred tracking stock issued by HSSC (collectively, the “Tracking Stock”).  The Tracking Stock generally tracks the Hughes Retail Group.  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheet.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  As such, the Tracking Stock is accounted for on a cost basis.

On February 20, 2014, DISH Operating L.L.C. (“DOLLC”) and DISH Network L.L.C. (“DNLLC”), each indirect wholly-owned subsidiaries of us, entered into an Investor Rights Agreement with EchoStar and HSSC with respect to the Tracking Stock (the “Investor Rights Agreement”).  The Investor Rights Agreement provides, among other things, certain information and consultation rights for us; certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfers of the Tracking Stock for one year, with continuing transfer restrictions (including a right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to EchoStar in connection with a change of control of us and a right to require EchoStar to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions); certain registration rights; certain obligations to provide conversion and exchange rights of the Tracking Stock under certain circumstances; and certain protective covenants afforded to holders of the Tracking Stock.  The Investor Rights Agreement generally will terminate with respect to our interest should we no longer hold any shares of the HSSC-issued Tracking Stock and any registrable securities under the Investor Rights Agreement.

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2014 and December 31, 2013, we had accumulated net unrealized gains of $192 million and $181 million, respectively.  These amounts, net of related tax effect, were $184 million and $178 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2014				As of December 31, 2013
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$113,970	$—	$—	$—	$116,570	$—	$—	$—
ARS and other	44,379	1,859	(3,189)	(1,330)	45,030	1,188	(5,138)	(3,950)
ARS fair value election	92,899	—	—	—	88,622	—	—	—
Other (including restricted)	4,416,343	86,522	(901)	85,621	4,668,532	83,363	(4,741)	78,622
Equity securities	335,925	107,542	—	107,542	335,651	106,684	—	106,684
Total	$5,003,516	$195,923	$(4,090)	$191,833	$5,254,405	$191,235	$(9,879)	$181,356

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of March 31, 2014, restricted and non-restricted marketable investment securities include debt securities of $3.822 billion with contractual maturities within one year, $625 million with contractual maturities extending longer than one year through and including five years, $1 million with contractual maturities extending longer than five years through and including ten years and $220 million with contractual maturities longer than ten years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of March 31, 2014, the unrealized losses on our investments in debt securities primarily represent investments in ARS and corporate bonds.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	March 31, 2014		December 31, 2013
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$1,382,273	$(834)	$2,208,930	$(3,106)
12 months or more	68,563	(3,256)	84,915	(6,773)
Total	$1,450,836	$(4,090)	$2,293,845	$(9,879)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents (including restricted)	$3,997,451	$51,718	$3,945,733	$—	$4,387,252	$323,638	$4,063,614	$—

Debt securities:
VRDNs	$113,970	$—	$113,970	$—	$116,570	$—	$116,570	$—
ARS and other	137,278	—	459	136,819	133,652	—	678	132,974
Other (including restricted)	4,416,343	11,465	4,396,968	7,910	4,668,532	11,015	4,644,471	13,046

Equity securities	335,925	335,925	—	—	335,651	335,651	—	—

Subtotal	$5,003,516	$347,390	$4,511,397	$144,729	$5,254,405	$346,666	$4,761,719	$146,020

Derivative financial instruments	287,202	—	287,202	—	292,507	—	292,507	—

Total	$5,290,718	$347,390	$4,798,599	$144,729	$5,546,912	$346,666	$5,054,226	$146,020

As of March 31, 2014 and December 31, 2013, our Level 3 investments consisted predominately of ARS and other investment securities.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  The valuation models used for some of our ARS investments require an evaluation of the

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

underlying instruments held by the trusts that issue these securities.  For our other ARS and other investment securities, our evaluation uses, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

Changes in Level 3 instruments were as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2013	$146,020
Net realized and unrealized gains (losses) included in earnings	(1,815)
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	3,681
Purchases	—
Settlements	(3,157)
Issuances	—
Transfers into or out of Level 3	—
Balance as of March 31, 2014	$144,729

During the three months ended March 31, 2014, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months
	Ended March 31,
Other Income (Expense):	2014	2013
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$5,637	$557
Marketable investment securities - unrealized gains (losses) on investments accounted for at fair value	4,276	4,266
Derivative financial instruments - net unrealized gains (losses)	(5,304)	8,358
Marketable investment securities - other-than-temporary impairments	(6,130)	(1,919)
Other	(3,668)	138
Total	$(5,189)	$11,400

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.             Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2014	2013
	(In thousands)
Finished goods	$282,678	$299,975
Raw materials	130,113	102,563
Work-in-process	110,099	110,169
Total	$522,890	$512,707

8.             Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	March 31,	December 31,
	(In Years)	2014	2013
		(In thousands)
Equipment leased to customers	2-5	$3,634,781	$3,596,310
EchoStar I (1)	12	—	201,607
EchoStar VII (1)	15	—	177,000
EchoStar X (1)	15	—	177,192
EchoStar XI (1)	15	—	200,198
EchoStar XIV (1)	15	—	316,541
EchoStar XV	15	277,658	277,658
D1	15	150,000	150,000
T1	15	401,721	401,721
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	726,380	720,570
Buildings and improvements	1-40	84,125	83,531
Land	—	5,504	5,692
Construction in progress	—	580,357	515,447
Total property and equipment		6,360,345	7,323,286
Accumulated depreciation (1)		(2,656,499)	(3,225,575)
Property and equipment, net		$3,703,846	$4,097,711

(1)         The decrease in property and equipment and accumulated depreciation resulted from the Satellite and Tracking Stock Transaction.  See Note 1 and Note 12 for further discussion.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Construction in progress consisted of the following:

	As of
	March 31,	December 31,
	2014	2013
	(In thousands)
Pay-TV Satellites	$165,369	$143,839
T2	40,000	40,000
Wireless ground equipment, including capitalized interest	328,609	290,642
Software related projects	16,690	15,049
Other	29,689	25,917
Construction in progress	$580,357	$515,447

As we prepare for commercialization of our AWS-4 wireless spectrum licenses which are recorded in FCC Authorizations, interest expense related to their carrying value is being capitalized within “Property and equipment, net” on our Condensed Consolidated Balance Sheets based on our average borrowing rate for our debt.  During the three months ended March 31, 2014 and 2013, we recorded capitalized interest of $36 million and $35 million, respectively, primarily related to the build-out of our AWS-4 wireless spectrum licenses.

Depreciation and amortization expense consisted of the following:

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands)
Equipment leased to customers	$195,214	$167,212
Satellites	29,896	33,866
Buildings, furniture, fixtures, equipment and other	24,110	29,092
Total depreciation and amortization	$249,220	$230,170

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Pay-TV Satellites.  We currently utilize 14 owned and leased satellites in geostationary orbit approximately 22,300 miles above the equator, one of which we own and depreciate over the useful life of the satellite.  We currently utilize capacity on 11 satellites that we lease from EchoStar, which are accounted for as operating leases.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life of the satellite or the term of the satellite agreement.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of March 31, 2014, our pay-TV satellite fleet consisted of the following:

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
EchoStar XV (1)	July 2010	45	15

Leased from EchoStar:
EchoStar I (1)(2)(3)(4)	December 1995	77	NA
EchoStar VII (1)(2)(3)(4)	February 2002	119	NA
EchoStar VIII (1)(2)	August 2002	77	NA
EchoStar IX (1)(2)	August 2003	121	NA
EchoStar X (1)(2)(3)(4)	February 2006	110	NA
EchoStar XI (1)(2)(3)(4)	July 2008	110	NA
EchoStar XII (1)(2)(3)	July 2003	61.5	NA
EchoStar XIV (1)(2)(3)(4)	March 2010	119	NA
EchoStar XVI (1)	November 2012	61.5	NA
Nimiq 5 (1)(2)	September 2009	72.7	NA
QuetzSat-1 (1)(2)	September 2011	77	NA

Leased from Other Third Party:
Anik F3	April 2007	118.7	NA
Ciel II	December 2008	129	NA

Under Construction:
EchoStar XVIII	2015	110	15

(1)         See Note 12 for further discussion of our Related Party Transactions with EchoStar.

(2)         We lease a portion of the capacity on these satellites.

(3)         We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s useful life.

(4)         On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things, we transferred these satellites to EchoStar and lease back certain satellite capacity on these satellites.  See Note 1 for further discussion.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.                                      Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of March 31, 2014 and December 31, 2013:

	As of
	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
6 5/8% Senior Notes due 2014 (1)	$1,000,000	$1,026,880	$1,000,000	$1,040,200
7 3/4% Senior Notes due 2015	750,000	804,563	750,000	813,750
7 1/8% Senior Notes due 2016	1,500,000	1,642,500	1,500,000	1,657,500
4 5/8% Senior Notes due 2017	900,000	957,600	900,000	946,962
4 1/4% Senior Notes due 2018	1,200,000	1,253,400	1,200,000	1,221,792
7 7/8% Senior Notes due 2019	1,400,000	1,659,700	1,400,000	1,603,000
5 1/8% Senior Notes due 2020	1,100,000	1,144,121	1,100,000	1,104,950
6 3/4% Senior Notes due 2021	2,000,000	2,249,500	2,000,000	2,122,500
5 7/8% Senior Notes due 2022	2,000,000	2,143,400	2,000,000	1,997,500
5 % Senior Notes due 2023	1,500,000	1,507,200	1,500,000	1,458,090
Mortgages and other notes payable (2)	36,545	36,545	80,769	80,769
Subtotal	13,386,545	$14,425,409	13,430,769	$14,047,013
Capital lease obligations (3)	213,940	NA	220,115	NA
Total long-term debt and capital lease obligations (including current portion)	$13,600,485		$13,650,884

(1)         Our 6 5/8% Senior Notes with an aggregate principal balance of $1.0 billion mature on October 1, 2014.

(2)         On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction, which resulted in a decrease in “Mortgages and other notes payable” of $44 million related to the in-orbit incentive obligations associated with the Transferred Satellites.  See Note 1 and Note 12 for further discussion.

(3)        Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

10.                               Commitments and Contingencies

Commitments

Wireless Spectrum

700 MHz Licenses.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009.  At the time they were granted, these licenses were subject to certain interim and final build-out requirements.  By June 2013, we were required to provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-Out Requirement”).  By June 2019, we were required to provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-Out Requirement”).  As discussed below, these requirements have since been modified by the FCC.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

AWS-4 Licenses.  On March 2, 2012, the FCC approved the transfer of 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.

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

On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”).  If we fail to meet the AWS-4 Interim Build-Out Requirement, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If we fail to meet the Modified AWS-4 Final Build-Out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement may

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

terminate.  The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 spectrum licenses to allow us to repurpose all 20 MHz of our uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Downlink Waiver”).  The AWS-4 Downlink Waiver and the Modified AWS-4 Final Build-Out Requirement were conditioned upon us bidding at least a net clearing price equal to the aggregate reserve price of $1.564 billion in the auction of wireless spectrum known as the “H Block.”  We have satisfied that condition.  If we fail to notify the FCC whether we intend to use our uplink spectrum for downlink by June 20, 2016, the AWS-4 Downlink Waiver will terminate, and the Modified AWS-4 Final Build-Out Requirement will revert back to the AWS-4 Final Build-Out Requirement.

H Block Licenses.  The H Block auction commenced on January 22, 2014 and concluded on February 27, 2014.  We were the winning bidder for all 176 wireless spectrum licenses in the H Block auction with an aggregate bid of $1.564 billion.  On December 17, 2013, we paid approximately $328 million to the FCC as a deposit for the H Block auction.  We paid the remaining balance of our winning bid of approximately $1.236 billion for the H Block spectrum licenses on March 28, 2014.  On April 29, 2014, the FCC issued an order granting our application to acquire these H Block spectrum licenses.  As a result, we are also required to pay approximately $13 million to UTAM, Inc. for clearance costs associated with the lower H Block spectrum and approximately $95 million to Sprint for clearance costs associated with the upper H Block spectrum by May 29, 2014 in connection with the issuance of the H Block licenses.  The H Block spectrum licenses are subject to certain interim and final build-out requirements.  By April 2018, we must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual H Block spectrum license (the “H Block Interim Build-Out Requirement”).  By April 2024, we must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block spectrum license (the “H Block Final Build-Out Requirement”).  If we fail to meet the H Block Interim Build-Out Requirement, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from April 2024 to April 2022) for each H Block license area in which we fail to meet the requirement.  If we fail to meet the H Block Final Build-Out Requirement, our authorization for each H Block spectrum license area in which we fail to meet the requirement may terminate.  The FCC has adopted rules for the H Block spectrum band that is adjacent to our AWS-4 spectrum licenses.  Depending on the outcome of the standard-setting process for the H Block and our ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact the remaining 15 MHz of our AWS-4 uplink spectrum (2005-2020 MHz), which may have a material adverse effect on our ability to commercialize the AWS-4 licenses.

We may also determine that additional spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  We will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of our licenses and any additional acquired licenses and our integration efforts, including compliance with regulations applicable to acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum licenses or that we will be able to profitably deploy the assets represented by these spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

Guarantees

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $36 million over approximately the next 11 months.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

During the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of March 31, 2014, the remaining obligation of our guarantee was $359 million.

As of March 31, 2014, we have not recorded a liability on the balance sheet for any of these guarantees.

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed complaints against us and our wholly-owned subsidiaries DISH Network L.L.C. and dishNET Satellite Broadband L.L.C., as well as Hughes Communications, Inc. and Hughes Network Systems, LLC, which are wholly-owned subsidiaries of EchoStar, in the United States District Court for the Central District of California.  The complaint alleges infringement of United States Patent Nos. 7,116,710 (the “710 patent”); 7,421,032 (the “032 patent”); 7,916,781 (the “781 patent”) and 8,284,833 (the “833 patent”), each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech alleges that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that our Hopper set-top box, as well as the Hughes defendants’ satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799, entitled “Multimedia Content Navigation and Playback” (the “799 patent”); 7,526,784, entitled “Delivery of Navigation Data for Playback of Audio and Video Content” (the “784 patent”); 7,543,318, entitled “Delivery of Navigation Data for Playback of Audio and Video Content” (the “318 patent”); 7,577,970, entitled “Multimedia Content Navigation and Playback” (the “970 patent”); and 8,117,282, entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums” (the “282 patent”).  ClearPlay alleges that the AutoHop™ feature in our Hopper set-top box infringes the asserted patents.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiaries DISH DBS and DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Level 3 Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Custom Media Technologies LLC

On August 15, 2013, Custom Media Technologies LLC (“Custom Media”) filed complaints against us; AT&T Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,269,275 (the “275 patent”).  The 275 patent, which is entitled “Method and System for Customizing and Distributing Presentations for User Sites,” relates to the provision of customized presentations to viewers over a network, such as “a cable television network, an Internet or other computer network, a broadcast television network, and/or a satellite system.”  Custom Media is an entity that seeks to license an

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

acquired patent portfolio without itself practicing any of the claims recited therein.  Pursuant to a stipulation between the parties, on November 6, 2013, the Court entered an order substituting DISH Network L.L.C., our wholly-owned subsidiary, as the defendant in our place.

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

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

ESPN

During 2008, our wholly-owned subsidiary DISH Network L.L.C. filed a lawsuit against ESPN, Inc.; ESPN Classic, Inc.; ABC Cable Networks Group; Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleged that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants, which the New York State Supreme Court, Appellate Division, First Department (the “First Department”) affirmed on April 2, 2013.  We sought leave to further appeal, which the New York Court of Appeals denied on August 27, 2013 on jurisdictional grounds.  On September 19, 2013, we appealed the trial court’s final judgment to the First Department.  On March 6, 2014, pursuant to a settlement and release agreement between the parties, we dismissed our appeal.

ESPN had asserted a counterclaim alleging that we owed approximately $35 million under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted, in part, ESPN’s motion for summary judgment on the counterclaim, finding that we were liable for some of the amount alleged to be owing but that the actual amount owing was disputed.  On December 29, 2010, the First Department affirmed the partial grant of ESPN’s motion for summary judgment on the counterclaim.  After the partial grant of ESPN’s motion for summary judgment, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court ruled that we owed the full amount of approximately $66 million under the applicable affiliation agreements.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York State Supreme Court’s ruling that we owed approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed did not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) during 2011.  On October 11, 2012, the New York State Supreme Court awarded ESPN $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim.  As a result, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of December 31, 2012.  During the first quarter 2013, we paid $71 million to ESPN related to the counterclaim and attorneys’ fees and $12 million for accrued interest.  As a result of the parties’ settlement and release, no further appeals are possible, and this matter is now concluded.

Garnet Digital, LLC

On September 9, 2013, Garnet Digital, LLC (“Garnet Digital”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,379,421 (the “421 patent”), which is entitled “Interactive Terminal for the Access of Remote Database Information.”  The 421 patent relates to methods for accessing information from a remote computerized database and related devices.  On the same day, Garnet Digital filed similar complaints in the same court against 15 other defendants, including AT&T Inc.; Comcast Corp.; DirecTV; TiVo, Inc. and Verizon Communications, Inc.  Garnet Digital is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  A trial date has been set for May 9, 2016.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

that could require us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc.; CBS Corporation; Fox Entertainment Group, Inc.; Fox Television Holdings, Inc.; Fox Cable Network Services, L.L.C. and NBCUniversal, LLC.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop features of our Hopper set-top box.  A consumer can use the PrimeTime Anytime feature, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  A consumer can use the AutoHop feature, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back at a certain point after the show’s original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company; Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Sling placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC; Universal Network Television, LLC; Open 4 Business Productions LLC and NBCUniversal, LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc.; CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various counterclaims and amended complaints, the claims have proceeded in the following venues:  (1) the copyright and contract claims regarding the ABC and CBS parties in New York; and (2) the copyright and contract claims regarding the Fox and NBC parties in California.

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

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court has granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari.

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  On September 23, 2013, the California court denied the Fox plaintiffs’ motion.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The Fox plaintiffs appealed, and the United States Court of Appeals for the Ninth Circuit will hear oral argument on July 7, 2014.  The Fox claims are set for trial on January 13, 2015.

New York Actions.  Both the ABC and CBS parties filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of our CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal was heard on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  Pursuant to a settlement between us and the ABC parties, on March 4, 2014, the ABC parties withdrew their appeal to the United States Court of Appeals for the Second Circuit, and, on March 6, 2014, we and the ABC parties dismissed without prejudice all of our respective claims pending in the United States District Court for the Southern District of New York.  The CBS claims in the New York action are set to be trial-ready on April 17, 2015.

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

Joao Control & Monitoring Systems LLC

On April 23, 2014, Joao Control & Monitoring Systems, LLC (“Joao Control”) filed a complaint against us in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,549,130 (the “130 patent”), which is entitled “Control Apparatus and Method for Vehicles and/or for Premises.”  Joao alleges that we infringe the 130 patent by making, using, providing and/or importing remotely-accessed DVRs.  On the same day, Joao Control also filed actions against DirecTV; Verizon Communications, Inc.; Time Warner Cable Inc.; Cox Communications, Inc.; and Cablevision Systems Corporation, among others.  Joao Control is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared filed its complaint, which included various claims against us, EchoStar, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims include, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against us, EchoStar and Mr. Ergen; and Harbinger’s claim against SPSO for equitable disallowance.  These claims proceeded to a non-jury trial on January 9, 2014, which concluded on January 17, 2014.  The parties submitted post-trial briefs and a hearing for closing arguments occurred on March 17, 2014.

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

Jacksonville PFPF sought a preliminary injunction that would enjoin Mr. Ergen and all of the Director Defendants other than Mr. Goodbarn from influencing the Company’s efforts to acquire certain assets of LightSquared in the bankruptcy proceeding.  On November 27, 2013, the Court denied that request but granted narrower relief enjoining Mr. Ergen and anyone acting on his behalf from participating in negotiations related to one aspect of the LBAC Bid, which, as noted above, has been withdrawn.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

On October 11, 2013, Iron Worker Mid-South Pension Fund dismissed its claims without prejudice.  On October 30, 2013, Louisiana Municipal Police Employees’ Retirement System dismissed its claims without prejudice and, on January 2, 2014, filed a new complaint in the District Court for Clark County, Nevada.  On December 13, 2013, City of Daytona Beach Police Officers and Firefighters Retirement System voluntarily dismissed its claims without prejudice.  On March 28, 2014, Iron Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan voluntarily dismissed its claims without prejudice.

Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Norman IP Holdings, LLC

On September 15, 2011, Norman IP Holdings, LLC (“Norman”) filed a patent infringement complaint (the “2011 Action”) against Lexmark International Corporation (“Lexmark”) and Brother International Corporation (“Brother”), in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,592,555 (the “555 patent”); 5,530,597 (the “597 patent”) and 5,502,689 (the “689 patent”) by Lexmark, and infringement of the 555 patent and the 689 patent by Brother.  On January 27, 2012, Norman filed a second amended complaint in the 2011 Action that added us as a defendant, among others, in which it asserted the 555 patent and the 689 patent against us.  On September 21, 2012, Norman served us with preliminary infringement contentions related to the 555 patent and the 689 patent, as well as the 597 patent, which outlined Norman’s claims with respect to certain DISH products.  On February 8, 2013, Norman filed a third amended complaint in the 2011 Action, in which it added claims against us alleging infringement of the 597 patent.  On April 8, 2013, Norman filed a fourth amended complaint in the 2011 Action, in which it added new claims against us alleging infringement of additional DISH products.  On May 1, 2013, Norman filed a fifth amended complaint in the 2011 Action, in which it named Mercedes-Benz USA, LLC; Volkswagen Group of America, Inc.; Xerox Corporation; ZTE (USA) Inc. and ZTE Solutions, Inc. as defendants, in addition to us.  On July 9, 2013, the Court ordered Norman to file a new sixth amended complaint limiting Norman’s claims against us to those specifically referenced in its September 21, 2012 preliminary infringement contentions.  As a result, on July 10, 2013, Norman filed a sixth amended complaint in the 2011 Action, in which it asserted claims against our wholly-owned subsidiary DISH Network L.L.C. replacing us as defendant, alleging that the use of certain Broadcom chipsets in DISH DVR systems infringes the 689 patent.  In addition, Norman withdrew all infringement claims against us regarding the 555 patent and the 597 patent.  On July 12, 2013, we filed a motion to dismiss the 2011 Action, because Norman failed to comply with the Court’s July 9, 2013 order.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Pursuant to a settlement on April 15, 2014, we will pay an immaterial amount to Norman in exchange for a release and dismissal of the 2013 Action and a license for EchoStar and us to certain patents and patent applications.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us; EchoStar and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277 and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving us and EchoStar as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which we and EchoStar are sublicensees.  No trial date is currently set.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against us in the United States District Court for the Central District of California.  In the Operative Seventh Amended Complaint, filed on March 22, 2013, Preservation Technologies also names Netflix, Inc.; Hulu, LLC; AT&T Services, Inc.; Cox Communications, Inc.; Disney Online; American Broadcasting Companies, Inc.; Yahoo! Inc.; Wal-Mart Stores, Inc.; Vudu, Inc. and ESPN Internet Ventures as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services and our Hopper and Joey® set-top boxes infringe United States Patent Nos. 5,813,014; 5,832,499; 6,092,080; 6,353,831; 6,574,638; 6,199,060; 5,832,495; 6,549,911; 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Tse

On May 30, 2012, Ho Keung Tse filed a complaint against our wholly-owned subsidiary Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 6,665,797 (the “797 patent”), which is entitled “Protection of Software Again [sic] Against Unauthorized Use.”  Mr. Tse is the named inventor on the 797 patent.  On the same day that he sued Blockbuster, Mr. Tse filed a separate action in the same court alleging infringement of the same patent against Google Inc.; Samsung Telecommunications America, LLC and HTC America Inc.  He also has earlier-filed litigation on the same patent pending in the United States District Court for the Northern District of California against Sony Connect, Inc.; Napster, Inc.; Apple Computer, Inc.; Realnetworks, Inc. and MusicMatch, Inc.  On March 8, 2013, the Court granted Blockbuster’s motion to transfer the matter to the United States District Court for the Northern District of California, the same venue where the matter against Google Inc.; Samsung Telecommunications America, LLC and HTC America Inc. also was transferred.  On December 11, 2013, the Court granted our motion for summary judgment based on invalidity of the 797 patent.  Mr. Tse filed a notice of appeal on January 8, 2014.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

•            DISH.  The DISH branded pay-TV service had 14.097 million subscribers in the United States as of March 31, 2014.  The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use DBS and FSS spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET brand.  This service utilizes advanced technology and high-powered satellites launched by Hughes and ViaSat to provide broadband coverage nationwide.  This service primarily targets approximately 15 million rural residents that are underserved, or unserved, by wireline broadband. In addition to the dishNET branded satellite broadband service, we also offer wireline voice and broadband services under the dishNET brand as a competitive local exchange carrier to consumers living in a 14-state region in the western United States.  We primarily bundle our dishNET branded services with our DISH branded pay-TV service.

•            Wireless.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain interim and final build-out requirements.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  In addition, we were the winning bidder for all 176 wireless spectrum licenses in the recent H Block auction with an aggregate bid of $1.564 billion.  On April 29, 2014, the FCC issued an order granting our application to acquire these H Block spectrum licenses.  As we review our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure, as well as the acquisition of additional wireless spectrum.  See Note 10 for further discussion.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The total assets, revenue and operating income by segment were as follows:

	As of
	March 31,	December 31,
	2014	2013
	(In thousands)
Total assets:
DISH	$19,972,000	$19,713,853
Wireless	5,848,433	4,625,505
Eliminations	(5,269,647)	(4,041,934)
Total assets from continuing operations	20,550,786	20,297,424
Assets from discontinued operations	—	78,204
Total assets	$20,550,786	$20,375,628

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands)
Revenue:
DISH	$3,594,032	$3,374,880
Wireless	166	650
Total revenue	$3,594,198	$3,375,530

Operating income (loss):
DISH	$469,930	$469,619
Wireless	(23,632)	(18,002)
Total operating income (loss)	$446,298	$451,617

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the products are delivered and services are provided.  All revenue from continuing operations were in the United States.

12.                               Related Party Transactions

Related Party Transactions with EchoStar

Following the Spin-off, we and EchoStar have operated as separate publicly-traded companies, and, except for the Satellite and Tracking Stock Transaction described in Note 1 and below, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Satellite Capacity Leased to EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which EchoStar leases certain satellite capacity on certain satellites owned by us.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  The term of each lease is set forth below:

•                  D1.  Effective November 1, 2012, we entered into a satellite capacity agreement pursuant to which Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes Communications, Inc. (“Hughes”), leases certain satellite capacity from us on D1 for research and development.  This lease generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; (iii) the date the spectrum capacity on which service is being provided under the agreement fails; or (iv) June 30, 2014.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•                  EchoStar XV.  During May 2013, we began leasing satellite capacity to EchoStar on EchoStar XV and relocated the satellite for testing at EchoStar’s Brazilian authorization at the 45 degree orbital location.  Effective March 1, 2014, this lease converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.  Upon termination, EchoStar is responsible, among other things, for relocating this satellite from the 45 degree orbital location back to the 61.5 degree orbital location.

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

Satellite Capacity Leased from EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which we lease certain satellite capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  The term of each lease is set forth below:

•                  EchoStar I, VII, X, XI and XIV.  On March 1, 2014, we began leasing certain capacity from EchoStar on the EchoStar I, VII, X, XI and XIV satellites.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

•                  EchoStar VIII.  During May 2013, we began leasing capacity from EchoStar on EchoStar VIII as an in-orbit spare.  Effective March 1, 2014, this lease converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.

•                  EchoStar IX.  We lease certain satellite capacity from EchoStar on EchoStar IX.  Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis.

•                  EchoStar XII.  The lease for EchoStar XII generally terminates upon the earlier of:  (i) the end-of-life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  We generally have the option to renew the lease on a year-to-year basis through the end of the satellite’s life.  There can be no assurance that any options to renew this agreement will be exercised.

•                  EchoStar XVI.  During December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched during November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Under the original transponder service agreement, the initial term generally expired upon the earlier of:  (i) the end-of-life or replacement of the satellite; (ii) the date the satellite failed; (iii) the date the transponder(s) on which service was being provided under the agreement failed; or (iv) ten years following the actual service commencement date.  Prior to expiration of the initial term, we also had the option to renew on a year-to-year basis through the end-of-life of the satellite.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of:  (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we have the option to renew for an additional six-year period.  Prior to expiration of the initial term, EchoStar also has the right, upon certain conditions, to renew for an additional six-year period.  If either we or EchoStar exercise our respective six-year renewal options, then we have the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any options to renew this agreement will be exercised.

Nimiq 5 Agreement.  During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we currently receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussion under “Guarantees” in Note 10.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

In connection with the 103 Spectrum Development Agreement, during May 2012, EchoStar also entered into a ten-year service agreement with Ciel pursuant to which EchoStar leases certain satellite capacity from Ciel on the SES-3 satellite at the 103 degree orbital location (the “103 Service Agreement”).  During June 2013, we and EchoStar entered into an agreement pursuant to which we lease certain satellite capacity from EchoStar on the SES-3 satellite (the “DISH 103 Service Agreement”).  Under the terms of the DISH 103 Service Agreement, we make certain monthly payments to EchoStar through the service term.  Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of: (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) ten years following the actual service commencement date.  Upon in-orbit failure or end-of-life of the SES-3 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that we will exercise our option to receive service on a replacement satellite.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As part of the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the 2012 TT&C Agreement to cease the provision of TT&C services from EchoStar for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  As of March 1, 2014, EchoStar is providing us TT&C services for the EchoStar XV, D1 and T1 satellites.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Other Agreements — EchoStar

Receiver Agreement.  EchoStar is currently our sole supplier of set-top box receivers.  Effective January 1, 2012, we and EchoStar entered into a receiver agreement (the “2012 Receiver Agreement”) pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We have an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  On May 5, 2014, we provided EchoStar notice to extend the 2012 Receiver Agreement for one year to December 31, 2015.  The 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.  EchoStar provides us with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.

For the three months ended March 31, 2014 and 2013, we purchased set-top boxes and other equipment from EchoStar of $294 million and $297 million, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and HNS entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement our RUS program.  The RUS Agreement expired during June 2013, when the Grant Funds were exhausted.  During the three months ended March 31, 2013, we expensed $1 million under the RUS Agreement, which is included in “Cost of sales — equipment, services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

TiVo.  On April 29, 2011, we and EchoStar entered into a settlement agreement with TiVo Inc. (“TiVo”).  The settlement resolved all pending litigation between us and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH digital video recorders, or DVRs.

Under the settlement agreement, all pending litigation was dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or EchoStar were dissolved.  We and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  These amounts are recorded in “Litigation expense” or “Subscriber-related expense” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from us, we made the initial payment to TiVo in May 2011, except for the contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between us and EchoStar based on historical sales of certain licensed products, with us being responsible for 95% of each annual payment.

Patent Cross-License Agreements.  During December 2011, we and EchoStar entered into separate patent cross-license agreements with the same third-party whereby:  (i) EchoStar and such third-party licensed their respective patents to each other subject to certain conditions; and (ii) we and such third-party licensed our respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”).  Each Cross License Agreement covers patents acquired by the respective party prior to January 1, 2017 and aggregate payments under both Cross-License Agreements total less than $10 million.  Each Cross License Agreement also contains an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 1, 2022.  If both options are exercised, the aggregate additional payments to such third-party would total less than $3 million.  However, we and EchoStar may elect to extend our respective Cross-License Agreement independently of each other.  Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenues of us and EchoStar, we and EchoStar agreed to allocate our respective payments to such third-party based on our respective percentage of combined total revenue.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, dishNET Satellite Broadband L.L.C. (“dishNET Satellite Broadband”), our wholly-owned subsidiary, and HNS entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which dishNET Satellite Broadband has the right, but not the obligation, to market, sell and distribute the HNS satellite Internet service (the “Service”).  dishNET Satellite Broadband pays HNS a monthly per subscriber wholesale service fee for the Service based upon the subscriber’s service level, and, beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET Satellite Broadband has the right, but not the obligation, to purchase certain broadband equipment from HNS to support the sale of the Service.  The Distribution Agreement initially had a term of five years with automatic renewal for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term.  As part of the Satellite and Tracking Stock Transaction, on February 20, 2014, dishNET Satellite Broadband and HNS amended the Distribution Agreement which, among other things, extends the initial term of the Distribution Agreement through March 1, 2024.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.  During the three months ended March 31, 2014 and 2013, we paid $15 million and $3 million, respectively, for these services from HNS, included in “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

For the three months ended March 31, 2014 and 2013, we purchased broadband equipment from HNS of $10 million and $10 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  In addition, we purchase certain broadband equipment from EchoStar under the 2012 Receiver Agreement, as previously discussed.  In addition, see above for further information regarding the Distribution Agreement.

Radio Access Network Agreement.  On November 29, 2012, we entered into an agreement with HNS pursuant to which HNS will construct for us a ground-based satellite radio access network (“RAN”) for a fixed fee.  The completion of the RAN under this agreement is expected to occur on or before November 29, 2014.  This agreement generally may be terminated by us at any time for convenience.  As of March 31, 2014 and December 31, 2013, we capitalized $15 million and $13 million, respectively, for these services, included in “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

Amended and Restated T2 Development Agreement.  On August 29, 2013, we and EchoStar entered into a development agreement (the “T2 Development Agreement”) with respect to the T2 satellite, by which EchoStar reimburses us for amounts we pay pursuant to an authorization to proceed (the “T2 ATP”) with SS/L related to the T2 satellite construction contract.  In exchange, we granted EchoStar a right of first refusal and right of first offer to purchase our rights in T2 during the term of the T2 Development Agreement.  In addition, under certain circumstances EchoStar had a right to receive a portion of the sale proceeds in the event T2 is sold to a third-party during or following the term of the T2 Development Agreement.  Unless sooner terminated in accordance with its terms, the term of the T2 Development Agreement expired on the later of: (i) December 31, 2013, or (ii) the date on which the T2 ATP expires.

During the fourth quarter 2013, we and EchoStar amended and restated the T2 Development Agreement (the “Amended and Restated T2 Development Agreement”), which supersedes and replaces the T2 Development Agreement.  Under the Amended and Restated T2 Development Agreement, EchoStar will continue to reimburse us for amounts we pay pursuant to the T2 ATP with SS/L.  In exchange, we granted EchoStar the right and option to purchase our rights in the T2 satellite for the sum of $55 million, exercisable at any time between January 1, 2014 and (i) the expiration or earlier termination of the Amended and Restated T2 Development Agreement or (ii) December 19, 2014, whichever occurs sooner.  Unless sooner terminated in accordance with its terms, the term of the Amended and Restated T2 Development Agreement expires on the later of: (a) December 19, 2014; or (b) the

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

date on which the T2 ATP expires.  As of March 31, 2014, we have received payments from EchoStar of approximately $16 million under the Amended and Restated T2 Development Agreement.

Satellite and Tracking Stock Transaction with EchoStar.  To improve our position in the growing consumer satellite broadband market, among other reasons, on February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things: (i) on March 1, 2014, we transferred to EchoStar and HSSC the Transferred Satellites, including related in-orbit incentive obligations and cash interest payments of approximately $59 million and approximately $11 million in cash in exchange for the Tracking Stock; and (ii) beginning on March 1, 2014, we lease back certain satellite capacity on the Transferred Satellites.  The Satellite and Tracking Stock Transaction is further described below:

•                  Transaction Agreement.  On February 20, 2014, DOLLC, DNLLC and EchoStar XI Holding L.L.C., all indirect wholly-owned subsidiaries of us, entered into the Transaction Agreement with EchoStar, HSSC and Alpha Company LLC, a wholly-owned subsidiary of EchoStar, pursuant to which, on March 1, 2014, we, among other things, transferred to EchoStar and HSSC the Transferred Satellites in exchange for the Tracking Stock.  The Tracking Stock generally tracks the Hughes Retail Group.  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheet.  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  The Transaction Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

•                  Satellite Capacity Leased from EchoStar.  On February 20, 2014, we entered into satellite capacity agreements with certain subsidiaries of EchoStar pursuant to which, beginning March 1, 2014, we, among other things, lease certain satellite capacity on the Transferred Satellites.  See further discussion under “Satellite and transmission expenses — EchoStar — Satellite Capacity Leased from EchoStar.”

•                  Investor Rights Agreement.  On February 20, 2014, EchoStar, HSSC, DOLLC and DNLLC (DOLLC and DNLLC, collectively referred to as the “DISH Investors”) also entered into the Investor Rights Agreement with respect to the Tracking Stock.  The Investor Rights Agreement provides, among other things, certain information and consultation rights for the DISH Investors; certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfers of the Tracking Stock for one year, with continuing transfer restrictions (including a right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to EchoStar in connection with a change of control of us and a right to require EchoStar to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions); certain registration rights; certain obligations to provide conversion and exchange rights of the Tracking Stock under certain circumstances; and certain protective covenants afforded to holders of the Tracking Stock.  The Investor Rights Agreement generally will terminate as to the DISH Investors

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

at such time as the DISH Investors no longer hold any shares of the HSSC-issued Tracking Stock and any registrable securities under the Investor Rights Agreement.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months
	Ended March 31
	2014	2013
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$20,203	$22,019

	As of
	March 31,	December 31,
	2014	2013
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$16,687	$23,417

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this quarterly report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.” Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any undertaking to update any forward-looking statements.

EXECUTIVE SUMMARY

Overview

DISH added approximately 40,000 net Pay-TV subscribers during the three months ended March 31, 2014, compared to the addition of approximately 36,000 net Pay-TV subscribers during the same period in 2013.  The increase versus the same period in 2013 primarily resulted from lower Pay-TV churn.

Our Pay-TV churn rate for the three months ended March 31, 2014 was 1.42% compared to 1.47% for the same period in 2013.  While our Pay-TV churn rate improved compared to the same period in 2013, our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

During the three months ended March 31, 2014, DISH activated approximately 639,000 gross new Pay-TV subscribers compared to approximately 654,000 gross new Pay-TV subscribers during the same period in 2013, a decrease of 2.3%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

DISH added approximately 53,000 net Broadband subscribers during the three months ended March 31, 2014 compared to the addition of approximately 66,000 net Broadband subscribers during the same period in 2013.  This decrease versus the same period in 2013 primarily resulted from a higher number of customer disconnects driven by a larger Broadband subscriber base in the first quarter 2014 compared to the same period in 2013.  During each of the three months ended March 31, 2014 and 2013, DISH activated approximately 83,000 gross new Broadband subscribers.  Broadband services revenue was $83 million and $41 million for the three months ended March 31, 2014 and 2013, respectively, representing 2.3% and 1.2% of our total “Subscriber-related revenue,” respectively.

“Net income (loss) attributable to DISH Network” for the three months ended March 31, 2014 and 2013 was $176 million and $216 million, respectively.  During the three months ended March 31, 2014, “Net income (loss) attributable to DISH Network” decreased primarily due to higher subscriber-related expenses, satellite and transmission expenses, general and administrative expenses, and lower interest income, partially offset by the programming package price increases in February 2014 and 2013.

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

While economic factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to DISH.  In the past, our Pay-TV subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH.  To combat signal theft and improve the security of our broadcast system, we use microchips embedded in credit card sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content (“Security Access Devices”).  We completed the replacement of our Security Access Devices to re-secure our system during 2009.  We expect that additional future replacements of these devices will be necessary to keep our system secure.  To combat other forms of fraud, we continue to expect that our third-party distributors and retailers will adhere to our business rules.

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

During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime™ and AutoHop™ features of the Hopper set-top box infringe their copyrights.  Additionally, Fox has alleged, among other things, that the Sling and Hopper Transfers™ features of our Hopper set-top box infringe its copyrights.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Wireless Spectrum

In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009 subject to certain interim and final build-out requirements.  On March 2, 2012, the FCC approved the transfer of 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America, Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”) to us.  On March 9, 2012, we completed the acquisition of 100% of the equity of reorganized DBSD North America (the “DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  In addition, we were the winning bidder for all 176 wireless spectrum licenses in the recent H Block auction with an aggregate bid of $1.564 billion.  On April 29, 2014, the FCC issued an order granting our application to acquire these H Block spectrum licenses.  As a result, we are also required to pay approximately $13 million to UTAM, Inc. for clearance costs associated with the lower H Block spectrum and approximately $95 million to Sprint Corporation (“Sprint”) for clearance costs associated with the upper H Block spectrum by May 29, 2014 in connection with the issuance of the H Block licenses.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

We generated less than $1 million and $1 million of revenue for the three months ended March 31, 2014 and 2013, respectively, from our wireless segment.  In addition, we incurred operating losses of $24 million and $18 million for the three months ended March 31, 2014 and 2013, respectively.

We incur general and administrative expenses associated with certain satellite operations and regulatory compliance matters from our wireless spectrum assets, as well as various costs related to potential mergers and acquisitions.  We also incur depreciation and amortization expenses associated with certain assets of DBSD North America and TerreStar.  As we review our options for the commercialization of this wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure, as well as the acquisition of additional wireless spectrum.

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

Wireless Spectrum

We have made substantial investments to acquire certain wireless spectrum licenses in recent years.  We may also determine that additional spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  We will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of our licenses and any additional acquired licenses and our integration efforts, including compliance with regulations applicable to acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum licenses or that we will be able to profitably deploy the assets represented by these spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.  See Note 10 “Commitments and Contingencies — Wireless Spectrum” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, HD programming, pay-per-view, Latino and international subscription pay-TV services, broadband services, equipment rental fees and other hardware related fees, including fees for DVRs, fees for broadband equipment, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners, advertising services, fees earned from our in-home service operations and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment and to Pay-TV subscribers.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment sales, services and other revenue — EchoStar.  “Equipment sales, services and other revenue — EchoStar” includes revenue related to equipment sales, services, and other agreements with EchoStar.

Subscriber-related expenses.  “Subscriber-related expenses” principally include pay-TV programming expenses, which represent a substantial majority of these expenses.  “Subscriber-related expenses” also include costs for pay-TV and broadband services incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention, other variable subscriber expenses and monthly wholesale fees paid to broadband providers.

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

Cost of sales - equipment, services and other.  “Cost of sales - equipment, services and other” primarily includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment and to Pay-TV subscribers.  In addition, “Cost of sales - equipment, services and other” includes costs related to equipment sales, services, and other agreements with EchoStar.

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense (net of capitalized interest), prepayment premiums and amortization of debt issuance costs associated with our senior debt, and interest expense associated with our capital lease obligations.

Other, net.  The main components of “Other, net” are gains and losses realized on the sale and/or conversion of marketable and non-marketable investment securities and derivative financial instruments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

“Pay-TV subscribers.”  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our Pay-TV subscriber count.  We also provide pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  Our Pay-TV subscriber count also includes a small percentage of customers, primarily with foreign language programming, who receive their pay-TV programming from us over the Internet.

“Broadband subscribers.”  Each broadband customer is counted as one Broadband subscriber, regardless of whether they are also a Pay-TV subscriber.  A subscriber of both our pay-TV and broadband services is counted as one Pay-TV subscriber and one Broadband subscriber.

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

Adjusted free cash flow.  We define adjusted free cash flow as “Net cash flows from operating activities from continuing operations” less “Purchases of property and equipment,” as shown on our Condensed Consolidated Statements of Cash Flows.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013.

	For the Three Months
	Ended March 31,		Variance
Statements of Operations Data	2014	2013	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$3,556,187	$3,348,167	$208,020	6.2
Equipment sales and other revenue	22,239	25,223	(2,984)	(11.8)
Equipment sales, services and other revenue - EchoStar	15,772	2,140	13,632	*
Total revenue	3,594,198	3,375,530	218,668	6.5

Costs and Expenses:
Subscriber-related expenses	2,069,132	1,911,593	157,539	8.2
% of Subscriber-related revenue	58.2%	57.1%
Satellite and transmission expenses - EchoStar	138,891	112,933	25,958	23.0
% of Subscriber-related revenue	3.9%	3.4%
Satellite and transmission expenses - Other	10,605	10,248	357	3.5
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	27,793	21,800	5,993	27.5
Subscriber acquisition costs	449,146	463,900	(14,754)	(3.2)
General and administrative expenses	203,113	173,269	29,844	17.2
% of Total revenue	5.7%	5.1%
Depreciation and amortization	249,220	230,170	19,050	8.3
Total costs and expenses	3,147,900	2,923,913	223,987	7.7

Operating income (loss)	446,298	451,617	(5,319)	(1.2)

Other Income (Expense):
Interest income	14,164	37,152	(22,988)	(61.9)
Interest expense, net of amounts capitalized	(175,994)	(161,516)	(14,478)	(9.0)
Other, net	(5,189)	11,400	(16,589)	*
Total other income (expense)	(167,019)	(112,964)	(54,055)	(47.9)

Income (loss) before income taxes	279,279	338,653	(59,374)	(17.5)
Income tax (provision) benefit, net	(108,462)	(126,419)	17,957	14.2
Effective tax rate	38.8%	37.3%
Income (loss) from continuing operations	170,817	212,234	(41,417)	(19.5)
Income (loss) from discontinued operations, net of tax	—	(1,558)	1,558	100.0
Net income (loss)	170,817	210,676	(39,859)	(18.9)
Less: Net income (loss) attributable to noncontrolling interest	(5,114)	(4,922)	(192)	(3.9)
Net income (loss) attributable to DISH Network	$175,931	$215,598	$(39,667)	(18.4)

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.097	14.092	0.005	0.0
Pay-TV subscriber additions, gross (in millions)	0.639	0.654	(0.015)	(2.3)
Pay-TV subscriber additions, net (in millions)	0.040	0.036	0.004	11.1
Pay-TV average monthly subscriber churn rate	1.42%	1.47%	(0.05)%	(3.4)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$862	$882	$(20)	(2.3)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$82.36	$78.44 **	$3.92	5.0
Broadband subscribers, as of period end (in millions)	0.489	0.249	0.240	96.4
Broadband subscriber additions, gross (in millions)	0.083	0.083	—	—
Broadband subscriber additions, net (in millions)	0.053	0.066	(0.013)	(19.7)
Adjusted EBITDA	$695,443	$698,109	$(2,666)	(0.4)

*            Percentage is not meaningful.

**     For the quarter ended March 31, 2013, Pay-TV ARPU has been adjusted by $0.10 to exclude the effect of discontinued operations.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  DISH added approximately 40,000 net Pay-TV subscribers during the three months ended March 31, 2014, compared to the addition of approximately 36,000 net Pay-TV subscribers during the same period in 2013.  The increase versus the same period in 2013 primarily resulted from lower Pay-TV churn.

Our Pay-TV churn rate for the three months ended March 31, 2014 was 1.42% compared to 1.47% for the same period in 2013.  While our Pay-TV churn rate improved compared to the same period in 2013, our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

During the three months ended March 31, 2014, DISH activated approximately 639,000 gross new Pay-TV subscribers compared to approximately 654,000 gross new Pay-TV subscribers during the same period in 2013, a decrease of 2.3%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third-party retailers and installers to provide high-quality service.  Most of these factors have affected both gross new Pay-TV subscriber activations as well as Pay-TV churn rate.  Our future gross new Pay-TV subscriber activations and Pay-TV churn rate may be negatively impacted by these factors, which could in turn adversely affect our revenue growth.

Broadband subscribers.  DISH added approximately 53,000 net Broadband subscribers during the three months ended March 31, 2014 compared to the addition of approximately 66,000 net Broadband subscribers during the same period in 2013.  This decrease versus the same period in 2013 primarily resulted from a higher number of customer disconnects driven by a larger Broadband subscriber base in the first quarter 2014 compared to the same period in 2013.  During each of the three months ended March 31, 2014 and 2013, DISH activated approximately 83,000 gross new Broadband subscribers.  Broadband services revenue was $83 million and $41 million for the three months ended March 31, 2014 and 2013, respectively, representing 2.3% and 1.2% of our total “Subscriber-related revenue,” respectively.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.556 billion for the three months ended March 31, 2014, an increase of $208 million or 6.2% compared to the same period in 2013.  The change in “Subscriber-related revenue” from the same period in 2013 was primarily related to the increase in Pay-TV ARPU discussed below and revenue from broadband services.  Included in “Subscriber-related revenue” was $83 million and $41 million of revenue related to our broadband services for the three months ended March 31, 2014 and 2013, respectively.

Pay-TV ARPU.  Pay-TV ARPU was $82.36 during the three months ended March 31, 2014 versus $78.44 during the same period in 2013.  The $3.92 or 5.0% increase in Pay-TV ARPU was primarily attributable to the programming package price increases in February 2014 and 2013 and higher hardware related revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.069 billion during the three months ended March 31, 2014, an increase of $158 million or 8.2% compared to the same period in 2013.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs and higher Broadband subscriber-related expenses due to the increase in our Broadband subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $49 million and $28 million of expense related to our broadband services for the three months ended March 31, 2014 and 2013, respectively. “Subscriber-related expenses” represented 58.2% and 57.1% of “Subscriber-related revenue” during the three months ended March 31, 2014 and

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

2013, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

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

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” totaled $139 million during the three months ended March 31, 2014, an increase of $26 million or 23.0% compared to the same period in 2013.  The increase in “Satellite and transmission expenses — EchoStar” was primarily related to an increase in transponder capacity leased from EchoStar as a result of the Satellite and Tracking Stock Transaction during the first quarter 2014.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $449 million for the three months ended March 31, 2014, a decrease of $15 million or 3.2% compared to the same period in 2013.  This change was primarily attributable to fewer gross new Pay-TV subscriber activations and lower Pay-TV SAC discussed below, partially offset by an increase in expense related to our Broadband subscriber activations.  Included in “Subscriber acquisition costs” was $39 million and $34 million of expenses related to our broadband services for the three months ended March 31, 2014 and 2013, respectively.

Pay-TV SAC.  Pay-TV SAC was $862 during the three months ended March 31, 2014 compared to $882 during the same period in 2013, a decrease of $20 or 2.3%.  This change was primarily attributable to a decrease in hardware costs per activation, partially offset by an increase in advertising costs.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for new Hopper with Sling receiver systems and lower costs associated with inventory subsidies provided to third-party sales channels.  The increase in advertising costs was primarily due to brand spending.

During the three months ended March 31, 2014 and 2013, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $141 million and $147 million, respectively.  This decrease in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation.

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

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended March 31, 2014 and 2013, these amounts totaled $30 million and $45 million, respectively.

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

General and administrative expenses.  “General and administrative expenses” totaled $203 million during the three months ended March 31, 2014, a $30 million or 17.2% increase compared to the same period in 2013.  This increase was primarily related to merger and acquisition costs associated with the wireless segment and higher fees paid to EchoStar primarily to develop enhancements to the Hopper receiver system.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $249 million during the three months ended March 31, 2014, a $19 million or 8.3% increase compared to the same period in 2013.  The increase in “Depreciation and amortization” expense was due to equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems.

Interest income.  “Interest income” totaled $14 million during the three months ended March 31, 2014, a decrease of $23 million compared to the same period in 2013.  This decrease principally resulted from lower percentage returns earned on our cash and marketable investment securities, partially offset by higher average cash and marketable investment securities balances during the three months ended March 31, 2014.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $176 million during the three months ended March 31, 2014, an increase of $14 million or 9.0% compared to the same period in 2013.  This change primarily resulted from interest expense associated with the net increase in the issuance of debt during 2013.

Adjusted Earnings before interest, taxes, depreciation and amortization.  Adjusted EBITDA was $695 million during the three months ended March 31, 2014, a decrease of $3 million or 0.4% compared to the same period in 2013.  The following table reconciles Adjusted EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands)
Adjusted EBITDA	$695,443	$698,109
Interest expense, net	(161,830)	(124,364)
Income tax (provision) benefit, net	(108,462)	(126,419)
Depreciation and amortization	(249,220)	(230,170)
Income (loss) from continuing operations attributable to DISH Network	$175,931	$217,156
Plus: Income (loss) from discontinued operations, net of tax	—	(1,558)
Net income (loss) attributable to DISH Network	$175,931	$215,598

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

Income tax (provision) benefit, net.  Our income tax provision was $108 million during the three months ended March 31, 2014, a decrease of $18 million compared to the same period in 2013.  This change was primarily related to the decrease in “Income (loss) before income taxes.”

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net income (loss) attributable to DISH Network.  Net income attributable to DISH Network was $176 million during the three months ended March 31, 2014, a decrease of $40 million compared to $216 million for the same period in 2013.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of March 31, 2014, our cash, cash equivalents and current marketable investment securities totaled $8.961 billion compared to $9.739 billion as of December 31, 2013, a decrease of $778 million.  This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from the $1.236 billion payment related to the H Block auction and capital expenditures of $288 million, partially offset by cash generated from continuing operations of $671 million.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Cash Flow

The following discussion highlights our cash flow activities during the three months ended March 31, 2014.

Cash flows from operating activities from continuing operations

For the three months ended March 31, 2014, we reported “Net cash flows from operating activities from continuing operations” of $671 million primarily attributable to $420 million of net income adjusted to exclude non-cash charges for “Depreciation and amortization” expense. In addition, “Net cash flows from operating activities from continuing operations” benefited from sources of cash related to the changes in working capital of $174 million due to timing differences between book expense and cash payments.

Cash flows from investing activities from continuing operations

For the three months ended March 31, 2014, we reported outflows from “Net cash flows from investing activities from continuing operations” of $1.202 billion primarily related to the $1.236 billion payment related to the H Block auction and capital expenditures of $288 million, partially offset by net sales of marketable investment securities of $284 million.  The capital expenditures included $200 million for new and existing Pay-TV subscriber equipment, $17 million for new and existing Broadband subscriber equipment, $16 million for satellites and $55 million of other corporate capital expenditures.

Cash flows from financing activities from continuing operations

For the three months ended March 31, 2014, we reported “Net cash flows from financing activities from continuing operations” of less than $1 million.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted Free Cash Flow

We define adjusted free cash flow as “Net cash flows from operating activities from continuing operations” less “Purchases of property and equipment,” as shown on our Condensed Consolidated Statements of Cash Flows.  We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions and for certain other activities.  Adjusted free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income,” “Net income,” “Net cash flows from operating activities” or any other measure determined in accordance with GAAP.  Since adjusted free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure “Net cash flows from operating activities from continuing operations.”

During the three months ended March 31, 2014 and 2013, adjusted free cash flow was significantly impacted by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities from continuing operations” and “Net cash flows from investing activities from continuing operations” sections, respectively, of our Condensed Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that adjusted free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, adjusted free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, and other factors.

The following table reconciles adjusted free cash flow to “Net cash flows from operating activities from continuing operations.”

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands)
Adjusted free cash flow	$383,060	$397,448
Add back:
Purchase of property and equipment	287,645	310,933
Net cash flows from operating activities from continuing operations	$670,705	$708,381

Subscriber Base

DISH added approximately 40,000 net Pay-TV subscribers during the three months ended March 31, 2014, compared to the addition of approximately 36,000 net Pay-TV subscribers during the same period in 2013.  The increase versus the same period in 2013 primarily resulted from lower Pay-TV churn.  See “Results of Operations” above for further discussion.  There are a number of factors that impact our future cash flow compared to the cash flow we generate at any given point in time, including our Pay-TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  As we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.

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

Stock Repurchases

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our Class A common stock.  On November 5, 2013, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of outstanding shares of our Class A common stock through and including December 31, 2014.  As of March 31, 2014, we may repurchase up to $1.0 billion of our Class A common stock under this plan.

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

notes could become immediately payable.  The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur.  As of the date of filing of this quarterly report, DISH DBS was in compliance with the covenants.

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

We have made substantial investments to acquire certain wireless spectrum licenses in recent years.  We may also determine that additional spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  We will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of our licenses and any additional acquired licenses and our integration efforts, including compliance with regulations applicable to acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these spectrum licenses or that we will be able to profitably deploy the assets represented by these spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.  See Note 10 “Commitments and Contingencies — Wireless Spectrum” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Strategic Investments or Acquisitions

From time to time we evaluate opportunities for strategic investments or acquisitions that may complement our current services and products, enhance our technical capabilities, improve or sustain our competitive position, or otherwise offer growth opportunities.  We may make investments in or partner with others to, among other things, expand our business into mobile and portable video, IPTV and wireline and wireless data and voice services.  Future material investments or acquisitions may require that we obtain additional capital, assume third-party debt or incur other long-term obligations.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Debt Maturity

6 5/8% Senior Notes due 2014

Our 6 5/8% Senior Notes with an aggregate principal balance of $1.0 billion mature on October 1, 2014.  We expect to fund this obligation from cash generated from operations and existing cash and marketable investment securities balances.

Investments in ARS and Other Investment Securities

A portion of our investment portfolio is invested in auction rate securities (“ARS”) and other investment securities.  Previous events in the credit markets reduced or eliminated current liquidity for certain of our ARS and other investment securities.  As a result, we classify these investments as noncurrent assets, as we intend to hold these investments until they recover or mature.  If the credit ratings of these securities deteriorate or the lack of liquidity in the marketplace continues, we may be required to record impairment charges.  Moreover, the sustained uncertainty of domestic and global financial markets has greatly affected the volatility and value of our marketable investment securities.  To the extent we require access to funds, we may need to sell these securities under unfavorable market conditions, record further impairment charges and fall short of our financing needs.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of March 31, 2014, our cash, cash equivalents and current marketable investment securities had a fair value of $8.961 billion.  Of that amount, a total of $8.429 billion was invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our March 31, 2014 current non-strategic investment portfolio of $8.429 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the three months ended March 31, 2014 of 0.4%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2014 would result in a decrease of approximately $4 million in annual interest income.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Strategic Marketable Investment Securities

As of March 31, 2014, we held strategic and financial debt and equity investments in public companies with a fair value of $532 million for strategic and financial purposes, which are highly speculative and have experienced and continue to experience volatility.  As of March 31, 2014, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in our strategic investment portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of March 31, 2014, we had $94 million of restricted cash and marketable investment securities invested in:  (a) cash;  (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our March 31, 2014 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Noncurrent Auction Rate and Other Investment Securities

As of March 31, 2014, we held investments in ARS and other investment securities of $137 million, which are reported at fair value.  Events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and other investment securities.  As a result, we classify these investments as noncurrent assets as we intend to hold these investments until they recover or mature, and therefore interest rate risk associated with these securities is mitigated.  A hypothetical 10% adverse change in the price of these investments would result in a decrease of approximately $14 million in the fair value of these investments.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives.  As of March 31, 2014, we held derivative financial instruments indexed to the trading price of common equity securities with a fair value of $287 million.  The fair value of the derivative financial instruments is dependent on the trading price of the indexed common equity which may be volatile and vary depending on, among other things, the issuer’s financial and operational performance and market conditions.  A hypothetical 10% adverse change in the market value of the underlying common equity securities would result in a decrease of approximately $29 million in the fair value of these investments.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Long-Term Debt

As of March 31, 2014, we had long-term debt of $13.387 billion, excluding capital lease obligations, on our Condensed Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $14.425 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $273 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt or raise additional debt.  As of March 31, 2014, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $82 million.

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

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies - Litigation” in the Notes to our Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Legal and Regulatory Risks Affecting our Business

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services.  Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could have an adverse effect on our results of operations.  Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our business.  During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime™ and AutoHop™ features of the Hopper® set-top box infringe their copyrights.  Additionally, Fox has alleged, among other things, that the Sling and Hopper Transfers™ features of our Hopper set-top box infringe its copyrights.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features. Moreover, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms, our business, financial condition and results of operations could be adversely affected.

In addition, we work with third parties such as vendors, contractors and suppliers for the development and manufacture of components that are integrated into our products and services, and our products and services may contain technologies provided to us by these third parties or other third parties. We may have little or no ability to determine in advance whether any such technology infringes the intellectual property rights of others. Our vendors, contractors and suppliers may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages. Legal challenges to these intellectual property rights may impair our ability to use the products, services and technologies that we need in order to operate our business and may materially and adversely affect our business, financial condition and results of operations.

For example, recently, ViaSat, Inc. and its subsidiary ViaSat Communications (collectively, “ViaSat”) received a jury verdict against Space Systems/Loral, Inc. (“SS/L”), the manufacturer of Hughes Network Systems, LLC’s (“HNS”) EchoStar XVII and EchoStar XIX satellites (the “Hughes Broadband Satellites”).  The jury found, among other things, that SS/L infringed certain ViaSat patents related to technology used in the manufacture of certain satellites, including the Hughes Broadband Satellites.  HNS currently provides satellite broadband Internet service via EchoStar XVII, and we distribute HNS’ service under our dishNET™ brand pursuant to a distribution agreement with HNS.  See Note 12 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  EchoStar XIX is currently under construction and is expected to be launched in 2016 to support HNS’ service.  While neither we nor HNS are a party to this matter, this adverse decision against SS/L may have an impact on HNS’ ability to make use of the Hughes Broadband Satellites, or other satellites from SS/L, which consequently could impact our broadband business and the business of the Hughes Retail Group, in which we hold our Tracking Stock investment.  See Note 1 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  Until there are further developments in this case, we cannot determine whether there will be an adverse impact and, if so, the extent of any such impact.

PART II — OTHER INFORMATION — Continued

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from January 1, 2014 through March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
January 1 - January 31, 2014	—	$—	—	$1,000,000
February 1 - February 28, 2014	—	$—	—	$1,000,000
March 1 - March 31, 2014	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

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

Item 6.         EXHIBITS

(a)                                 Exhibits.

10.1☐

Transaction Agreement, dated February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, Alpha Company LLC, DISH Network L.L.C., DISH Operating L.L.C. and EchoStar XI Holding L.L.C.*

10.2☐	Investor Rights Agreement, dated February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, DISH Operating L.L.C. and DISH Network L.L.C.*

10.3☐	Form of Satellite Capacity Agreement between EchoStar Satellite Operating Corporation and DISH Operating L.L.C.*

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101☐

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2014, filed on May 8, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  May 8, 2014