Form 10-Q
period 2014-06-30
DISH Network CORP
filed 2014-08-06
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014.

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

As of July 30, 2014, the registrant’s outstanding common stock consisted of 222,219,864 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

i

•                  We currently depend on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture substantially all of our new set-top boxes and certain related components, to provide a majority of our transponder capacity, and to provide digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

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

•                  Our primary supplier of new set-top boxes, EchoStar, relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

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

•                  To the extent that we commercialize our wireless spectrum licenses, we will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2014, and in Part I, Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) filed with the SEC, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

Unless otherwise required by the context, in this report, the words “DISH Network,” the “Company,” “we,” “our” and “us” refer to DISH Network Corporation and its subsidiaries, “EchoStar” refers to EchoStar Corporation and its subsidiaries, and “DISH DBS” refers to DISH DBS Corporation and its subsidiaries, a wholly-owned, indirect subsidiary of DISH Network.

iii

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$4,127,359	$4,700,022
Marketable investment securities	4,775,772	5,039,382
Trade accounts receivable - other, net of allowance for doubtful accounts of $17,258 and $15,981, respectively	953,671	902,416
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	19,113	55,102
Inventory	528,336	512,707
Deferred tax assets	135,952	129,864
Prepaid income taxes	94,048	118,021
Current assets - discontinued operations (Note 2)	—	68,239
Derivative financial instruments	292,333	292,507
Other current assets	167,083	495,186
Total current assets	11,093,667	12,313,446

Noncurrent Assets:
Restricted cash and marketable investment securities	92,786	94,861
Property and equipment, net (Note 8)	3,746,741	4,097,711
FCC authorizations (Note 8)	4,968,171	3,296,665
Marketable and other investment securities (Note 6)	473,830	151,273
Noncurrent assets - discontinued operations (Note 2)	—	9,965
Other noncurrent assets, net	393,501	392,509
Total noncurrent assets	9,675,029	8,042,984
Total assets	$20,768,696	$20,356,430

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$181,854	$281,932
Trade accounts payable - EchoStar	318,351	355,023
Deferred revenue and other	878,763	843,386
Accrued programming	1,495,899	1,242,129
Accrued interest	227,953	232,734
Other accrued expenses	539,392	512,081
Current liabilities - discontinued operations (Note 2)	—	49,471
Current portion of long-term debt and capital lease obligations	1,665,979	1,034,893
Total current liabilities	5,308,191	4,551,649

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	11,795,566	12,596,793
Deferred tax liabilities	1,988,315	1,945,690
Long-term liabilities - discontinued operations (Note 2)	—	19,804
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	240,693	245,489
Total long-term obligations, net of current portion	14,024,574	14,807,776
Total liabilities	19,332,765	19,359,425

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 278,276,024 and 275,950,537 shares issued, 222,157,764 and 219,832,277 shares outstanding, respectively	2,783	2,760
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	2,632,864	2,588,224
Accumulated other comprehensive income (loss)	190,129	173,872
Accumulated earnings (deficit)	168,543	(220,701)
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	1,427,244	977,080
Noncontrolling interest	8,687	19,925
Total stockholders’ equity (deficit)	1,435,931	997,005
Total liabilities and stockholders’ equity (deficit)	$20,768,696	$20,356,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Revenue:
Subscriber-related revenue	$3,645,101	$3,452,764	$7,201,288	$6,800,931
Equipment sales and other revenue	26,279	24,024	48,518	49,247
Equipment sales, services and other revenue - EchoStar	16,739	8,986	32,511	11,126
Total revenue	3,688,119	3,485,774	7,282,317	6,861,304

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	2,104,236	1,924,020	4,173,368	3,835,613
Satellite and transmission expenses	180,957	135,896	330,453	259,077
Cost of sales - equipment, services and other	30,165	21,694	57,958	43,494
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	68,310	67,745	131,185	145,232
Other subscriber acquisition costs	253,823	242,053	506,287	509,535
Subscriber acquisition advertising	134,329	124,738	268,136	243,669
Total subscriber acquisition costs	456,462	434,536	905,608	898,436
General and administrative expenses	189,660	202,200	392,773	375,469
Depreciation and amortization (Note 8)	271,895	304,642	521,115	534,812
Impairment of long-lived assets (Note 11)	—	437,575	—	437,575
Total costs and expenses	3,233,375	3,460,563	6,381,275	6,384,476

Operating income (loss)	454,744	25,211	901,042	476,828

Other Income (Expense):
Interest income	18,212	43,795	32,376	80,947
Interest expense, net of amounts capitalized	(152,769)	(214,781)	(328,763)	(376,297)
Other, net	8,834	96,698	3,645	108,098
Total other income (expense)	(125,723)	(74,288)	(292,742)	(187,252)

Income (loss) before income taxes	329,021	(49,077)	608,300	289,576
Income tax (provision) benefit, net	(121,892)	40,357	(230,354)	(86,062)
Income (loss) from continuing operations	207,129	(8,720)	377,946	203,514
Income (loss) from discontinued operations, net of tax	—	(6,354)	—	(7,912)
Net income (loss)	207,129	(15,074)	377,946	195,602
Less: Net income (loss) attributable to noncontrolling interest	(6,184)	(4,022)	(11,298)	(8,944)
Net income (loss) attributable to DISH Network	$213,313	$(11,052)	$389,244	$204,546

Weighted-average common shares outstanding - Class A and B common stock:
Basic	459,863	455,452	459,147	454,353
Diluted	462,607	455,452	461,941	457,405

Earnings per share - Class A and B common stock:
Basic net income (loss) per share from continuing operations attributable to DISH Network	$0.46	$(0.01)	$0.85	$0.47
Basic net income (loss) per share from discontinued operations	—	(0.01)	—	(0.02)
Basic net income (loss) per share attributable to DISH Network	$0.46	$(0.02)	$0.85	$0.45

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$0.46	$(0.01)	$0.84	$0.46
Diluted net income (loss) per share from discontinued operations	—	(0.01)	—	(0.01)
Diluted net income (loss) per share attributable to DISH Network	$0.46	$(0.02)	$0.84	$0.45

Comprehensive Income (Loss):
Net income (loss)	$207,129	$(15,074)	$377,946	$195,602
Other comprehensive income (loss):
Foreign currency translation adjustments	—	2,862	3,878	5,599
Unrealized holding gains (losses) on available-for-sale securities	9,586	19,285	19,569	37,068
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(555)	(6,706)	(62)	(5,344)
Deferred income tax (expense) benefit, net	(3,299)	(4,597)	(7,128)	(11,593)
Total other comprehensive income (loss), net of tax	5,732	10,844	16,257	25,730
Comprehensive income (loss)	212,861	(4,230)	394,203	221,332
Less: Comprehensive income (loss) attributable to noncontrolling interest	(6,184)	(4,022)	(11,298)	(8,944)
Comprehensive income (loss) attributable to DISH Network	$219,045	$(208)	$405,501	$230,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$377,946	$195,602
Less: Income (loss) from discontinued operations, net of tax	—	(7,912)
Income (loss) from continuing operations	$377,946	$203,514
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	521,115	534,812
Impairment of long-lived assets	—	437,575
Realized and unrealized losses (gains) on investments	(6,906)	(107,947)
Non-cash, stock-based compensation	20,644	14,646
Deferred tax expense (benefit)	58,118	(50,071)
Other, net	49,358	98,169
Changes in current assets and current liabilities	130,881	139,144
Net cash flows from operating activities from continuing operations	1,151,156	1,269,842
Net cash flows from operating activities from discontinued operations, net	(30,007)	(38,575)

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(2,679,365)	(3,590,433)
Sales and maturities of marketable investment securities	2,925,112	1,836,573
Purchases of derivative financial instruments	—	(592,015)
Purchases of property and equipment	(600,610)	(592,552)
Change in restricted cash and marketable investment securities	2,075	43,069
Purchases of FCC authorizations - H Block wireless spectrum licenses (Note 10)	(1,343,372)	—
Other, net	39,473	(173,800)
Net cash flows from investing activities from continuing operations	(1,656,687)	(3,069,158)
Net cash flows from investing activities from discontinued operations, net, including $0 and $1,188 of purchases of property and equipment, respectively	20,847	10,783

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	2,300,000
Proceeds from issuance of restricted debt	—	2,600,000
Redemption of restricted debt	—	(2,600,000)
Funding of restricted debt escrow	—	(2,596,750)
Release of restricted debt escrow	—	2,596,771
Repurchases of long-term debt	(101,208)	—
Debt issuance costs	—	(11,427)
Repayment of long-term debt and capital lease obligations	(15,606)	(20,378)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	29,696	37,071
Other	19,986	9,605
Net cash flows from financing activities from continuing operations	(67,132)	2,314,892
Net cash flows from financing activities from discontinued operations, net	—	(153)

Effect of exchange rates on cash and cash equivalents from discontinued operations	—	51

Net increase (decrease) in cash and cash equivalents from continuing operations	(572,663)	515,576
Cash and cash equivalents, beginning of period from continuing operations	4,700,022	3,573,742
Cash and cash equivalents, end of period from continuing operations	$4,127,359	$4,089,318

Net increase (decrease) in cash and cash equivalents from discontinued operations	(9,160)	(27,894)
Cash and cash equivalents, beginning of period from discontinued operations	9,160	32,398
Cash and cash equivalents, end of period from discontinued operations	$—	$4,504

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

•            DISH.  The DISH® branded pay-TV service (“DISH”) had 14.053 million subscribers in the United States as of June 30, 2014.  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET™ brand, which had 0.525 million subscribers in the United States as of June 30, 2014.  This service utilizes advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide.  This service primarily targets approximately 15 million rural residents that are underserved, or unserved, by wireline broadband.  In addition to the dishNET branded satellite broadband service, we also offer wireline voice and broadband services under the dishNET brand as a competitive local exchange carrier to consumers living in a 14-state region in the western United States.  We primarily bundle our dishNET branded services with our DISH branded pay-TV service.

•            Wireless.  In 2008, we paid $712 million to acquire certain 700 MHz E Block (“700 MHz”) wireless spectrum licenses, which were granted to us by the FCC in February 2009.  On March 9, 2012, we completed the acquisitions of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”) and substantially all of the assets of TerreStar Networks, Inc. (“TerreStar”), pursuant to which we acquired, among other things, certain satellite assets and 40 MHz of spectrum licenses held by DBSD North America (the “DBSD Transaction”) and TerreStar (the “TerreStar Transaction”), which licenses the FCC modified in March 2013 to add AWS-4 authority (“AWS-4”).  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  In addition, we paid $1.672 billion to acquire all 176 H Block wireless spectrum licenses (“H Block”) in the recent H Block auction, which were granted to us by the FCC on April 29, 2014.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  As we review our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure, as well as the acquisition of additional wireless spectrum.  See Note 10 for further discussion.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of June 30, 2014 and December 31, 2013, the carrying value for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 6 for the fair value of our marketable investment securities and see below for the fair value of our derivative financial instruments.

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

As of June 30, 2014 and December 31, 2013, we held derivative financial instruments indexed to the trading price of common equity securities with a fair value of $292 million and $293 million, respectively.  The fair value of the derivative financial instruments is dependent on the trading price of the indexed common equity which may be volatile and vary depending on, among other things, the issuer’s financial and operational performance and market conditions.

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 will become effective for us on January 1, 2017.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$207,129	$(8,720)	$377,946	$203,514
Less: Net income (loss) attributable to noncontrolling interest	(6,184)	(4,022)	(11,298)	(8,944)
Income (loss) from continuing operations attributable to DISH Network	213,313	(4,698)	389,244	212,458

Income (loss) from discontinued operations, net of tax	—	(6,354)	—	(7,912)

Net income (loss) attributable to DISH Network	$213,313	$(11,052)	$389,244	$204,546

Weighted-average common shares outstanding - Class A and B common stock:
Basic	459,863	455,452	459,147	454,353
Dilutive impact of stock awards outstanding	2,744	—	2,794	3,052
Diluted	462,607	455,452	461,941	457,405

Earnings per share - Class A and B common stock:
Basic net income (loss) per share from continuing operations attributable to DISH Network	$0.46	$(0.01)	$0.85	$0.47
Basic net income (loss) per share from discontinued operations	—	(0.01)	—	(0.02)
Basic net income (loss) per share attributable to DISH Network	$0.46	$(0.02)	$0.85	$0.45

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$0.46	$(0.01)	$0.84	$0.46
Diluted net income (loss) per share from discontinued operations	—	(0.01)	—	(0.01)
Diluted net income (loss) per share attributable to DISH Network	$0.46	$(0.02)	$0.84	$0.45

As of June 30, 2014 and 2013, there were stock awards to purchase 0.3 million and 1.7 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect was anti-dilutive.  We had a net loss for the three months ended June 30, 2013; therefore, the effect of stock awards was excluded from the computations of diluted earnings (loss) per share since the effect is anti-dilutive.

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our performance-based stock incentive plans (“Restricted Performance Units”) is contingent upon meeting certain goals, some of which are not yet probable of being achieved. As a consequence, the following are also not included in the diluted EPS calculation.

	As of June 30,
	2014	2013
	(In thousands)
Performance based options	7,339	7,841
Restricted Performance Units	1,834	1,987
Total	9,173	9,828

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.                                      Supplemental Data — Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Six Months
	Ended June 30,
	2014	2013
	(In thousands)
Cash paid for interest (including capitalized interest)	$422,744	$405,887
Cash received for interest	78,691	90,427
Cash paid for income taxes	156,337	115,126
Capitalized interest	94,414	69,153
Employee benefits paid in Class A common stock	25,775	24,229
Transfer of regulatory authorization from EchoStar	—	23,148
Unsettled trades related to repurchases of long-term debt	12,673	—
Satellite and Tracking Stock Transaction with EchoStar:
Transfer of property and equipment, net	432,080	—
Investment in EchoStar and HSSC preferred tracking stock - cost method	316,204	—
Transfer of liabilities and other	44,540	—
Capital distribution to EchoStar, net of deferred taxes of $31,274	51,466	—

5.                                      Other Comprehensive Income (Loss)

The following tables present the tax effect on each component of “Other comprehensive income (loss).”

	For the Three Months Ended June 30,
	2014			2013
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$—	$—	$—	$2,862	$—	$2,862
Unrealized holding gains (losses) on available-for-sale securities	9,586	(3,502)	6,084	19,285	(7,046)	12,239
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(555)	203	(352)	(6,706)	2,449	(4,257)
Other comprehensive income (loss)	$9,031	$(3,299)	$5,732	$15,441	$(4,597)	$10,844

	For the Six Months Ended June 30,
	2014			2013
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$3,878	$—	$3,878	$5,599	$—	$5,599
Unrealized holding gains (losses) on available-for-sale securities	19,569	(7,151)	12,418	37,068	(13,544)	23,524
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(62)	23	(39)	(5,344)	1,951	(3,393)
Other comprehensive income (loss)	$23,385	$(7,128)	$16,257	$37,323	$(11,593)	$25,730

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax.

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total
	(In thousands)
Balance as of December 31, 2013	$(3,878)	$177,750	$173,872
Other comprehensive income (loss) before reclassification	—	12,418	12,418
Amounts reclassified from accumulated other comprehensive income (loss)	3,878	(39)	3,839
Balance as of June 30, 2014	$—	$190,129	$190,129

6.                                      Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$93,735	$116,570
Current marketable investment securities - strategic	612,476	534,449
Current marketable investment securities - other	4,069,561	4,388,363
Total current marketable investment securities	4,775,772	5,039,382
Restricted marketable investment securities (1)	69,814	81,371
Noncurrent marketable investment securities - ARS and other (2)	140,005	133,652
Total marketable investment securities	4,985,591	5,254,405

Restricted cash and cash equivalents (1)	22,972	13,490

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method (2)	228,795	—
Investment in HSSC preferred tracking stock - cost method (2)	87,409	—
Other investment securities - cost method (2)	17,621	17,621
Total other investment securities	333,825	17,621

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$5,342,388	$5,285,516

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities include strategic and financial debt and equity investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of June 30, 2014, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in our investment portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of June 30, 2014 and December 31, 2013, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit.

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

Fair Value Election.  As of June 30, 2014, our ARS and other noncurrent marketable investment securities portfolio of $140 million included $96 million of securities accounted for under the fair value method.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Investment in Tracking Stock

To improve our position in the growing consumer satellite broadband market, among other reasons, on February 20, 2014, we entered into agreements with EchoStar Corporation (“EchoStar”) to implement a transaction pursuant to which, among other things:  (i) on March 1, 2014, we transferred to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV (collectively the “Transferred Satellites”), including related in-orbit incentive obligations and cash interest payments of approximately $59 million), and approximately $11 million in cash in exchange for an aggregate of 6,290,499 shares of a series of preferred tracking stock issued by EchoStar and an aggregate of 81.128 shares of a series of preferred tracking stock issued by HSSC (collectively, the “Tracking Stock”); and (ii) beginning on March 1, 2014, we lease back certain satellite capacity on the Transferred Satellites (collectively, the “Satellite and Tracking Stock Transaction”).  The Tracking Stock generally tracks the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HSSC, including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”).  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.

Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheet.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  As such, the Tracking Stock is accounted for under the cost method of accounting.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

respect to our interest should we no longer hold any shares of the HSSC-issued Tracking Stock and any registrable securities under the Investor Rights Agreement.

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2014 and December 31, 2013, we had accumulated net unrealized gains of $201 million and $181 million, respectively.  These amounts, net of related tax effect, were $190 million and $178 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of June 30, 2014				As of December 31, 2013
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$93,735	$—	$—	$—	$116,570	$—	$—	$—
ARS and other	44,365	1,960	(3,175)	(1,215)	45,030	1,188	(5,138)	(3,950)
ARS fair value election	95,640	—	—	—	88,622	—	—	—
Other (including restricted)	4,336,388	87,035	(995)	86,040	4,668,532	83,363	(4,741)	78,622
Equity securities	415,463	117,082	(1,042)	116,040	335,651	106,684	—	106,684
Total	$4,985,591	$206,077	$(5,212)	$200,865	$5,254,405	$191,235	$(9,879)	$181,356

As of June 30, 2014, restricted and non-restricted marketable investment securities include debt securities of $3.341 billion with contractual maturities within one year, $1.007 billion with contractual maturities extending longer than one year through and including five years, $1 million with contractual maturities extending longer than five years through and including ten years and $221 million with contractual maturities longer than ten years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of June 30, 2014, the unrealized losses related to our investments in equity securities represent investments in broad-based indexes. We are not aware of any factors that indicate the unrealized losses in these investments are due to factors other than temporary market fluctuations. As of June 30, 2014, the unrealized losses related to our investments in debt securities primarily represent investments in ARS and other corporate bonds. We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time. In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	June 30, 2014		December 31, 2013
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$1,624,527	$(902)	$2,208,930	$(3,106)
12 months or more	262,362	(3,268)	84,915	(6,773)
Equity Securities:
Less than 12 months	18,643	(1,042)	—	—
12 months or more	—	—	—	—
Total	$1,905,532	$(5,212)	$2,293,845	$(9,879)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$3,988,559	$10,332	$3,978,227	$—	$4,387,252	$323,638	$4,063,614	$—

Debt securities:
VRDNs	$93,735	$—	$93,735	$—	$116,570	$—	$116,570	$—
ARS and other	140,005	—	443	139,562	133,652	—	678	132,974
Other (including restricted)	4,336,388	11,456	4,316,509	8,423	4,668,532	11,015	4,644,471	13,046

Equity securities	415,463	415,463	—	—	335,651	335,651	—	—

Subtotal	4,985,591	426,919	4,410,687	147,985	5,254,405	346,666	4,761,719	146,020

Derivative financial instruments	292,333	—	292,333	—	292,507	—	292,507	—

Total	$5,277,924	$426,919	$4,703,020	$147,985	$5,546,912	$346,666	$5,054,226	$146,020

As of June 30, 2014 and December 31, 2013, our Level 3 investments consisted predominately of ARS and other investment securities.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  The valuation models used for some of our ARS investments require an evaluation of the

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

underlying instruments held by the trusts that issue these securities.  For our other ARS and other investment securities, our evaluation uses, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

Changes in Level 3 instruments were as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2013	$146,020
Net realized and unrealized gains (losses) included in earnings	966
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	4,401
Purchases	—
Settlements	(3,402)
Issuances	—
Transfers into or out of Level 3	—
Balance as of June 30, 2014	$147,985

During the six months ended June 30, 2014, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other Income (Expense):	2014	2013	2014	2013
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$555	$13,625	$6,192	$14,182
Marketable investment securities - unrealized gains (losses) on investments accounted for at fair value	2,742	6,220	7,018	10,486
Derivative financial instruments - net unrealized gains (losses)	5,130	76,840	(174)	85,198
Marketable investment securities - other-than-temporary impairments	—	—	(6,130)	(1,919)
Other	407	13	(3,261)	151
Total	$8,834	$96,698	$3,645	$108,098

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.             Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Finished goods	$271,863	$299,975
Raw materials	160,333	102,563
Work-in-process	96,140	110,169
Total	$528,336	$512,707

8.             Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	June 30,	December 31,
	(In Years)	2014	2013
		(In thousands)
Equipment leased to customers	2-5	$3,642,941	$3,596,310
EchoStar I (1)	12	—	201,607
EchoStar VII (1)	15	—	177,000
EchoStar X (1)	15	—	177,192
EchoStar XI (1)	15	—	200,198
EchoStar XIV (1)	15	—	316,541
EchoStar XV	15	277,658	277,658
D1	15	150,000	150,000
T1	15	401,721	401,721
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	763,590	720,570
Buildings and improvements	1-40	84,528	83,531
Land	—	5,505	5,692
Construction in progress	—	641,754	515,447
Total property and equipment		6,467,516	7,323,286
Accumulated depreciation (1)		(2,720,775)	(3,225,575)
Property and equipment, net		$3,746,741	$4,097,711

(1)         The decrease in property and equipment and accumulated depreciation resulted from the Satellite and Tracking Stock Transaction.  See Note 6 and Note 12 for further discussion.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Construction in progress consisted of the following:

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Wireless ground equipment and build-out, including capitalized interest	$387,568	$289,732
Pay-TV Satellites, including capitalized interest	190,909	143,839
T2 satellite	40,000	40,000
Other	23,277	41,876
Construction in progress	$641,754	$515,447

As we prepare for commercialization of our AWS-4 and H Block wireless spectrum licenses, which are recorded in FCC authorizations, interest expense related to their carrying value is being capitalized within “Property and equipment, net” on our Condensed Consolidated Balance Sheets based on our weighted-average borrowing rate for our debt.  We began capitalizing interest on the H Block licenses in April 2014 concurrent with the FCC order granting our application to acquire these licenses.  See Note 10 for further discussion.

Depreciation and amortization expense consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Equipment leased to customers	$224,470	$192,598	$419,684	$359,810
Satellites	21,957	33,866	51,853	67,732
Buildings, furniture, fixtures, equipment and other (1)	25,468	78,178	49,578	107,270
Total depreciation and amortization	$271,895	$304,642	$521,115	$534,812

(1)         During the second quarter 2013, we ceased operations of our TerreStar Mobile Satellite Service (“MSS”) business.  As a result, we accelerated the depreciable lives of certain assets designed to support this business and the remaining net book value of $53 million was fully depreciated in the second quarter 2013.

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

As of June 30, 2014, our pay-TV satellite fleet consisted of the following:

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

(4)         On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things, we transferred these satellites to EchoStar and lease back certain satellite capacity on these satellites.  See Note 6 for further discussion.

FCC Authorizations

As of June 30, 2014 and December 31, 2013, our “FCC authorizations” consisted of the following:

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
DBS Licenses	$611,794	$611,794
MVDDS Licenses	24,000	24,000
700 MHz Licenses	711,871	711,871
AWS-4 Licenses	1,949,000	1,949,000
H Block Licenses (1)	1,671,506	—
Total	$4,968,171	$3,296,665

(1)         On April 29, 2014, the FCC issued an order granting our application to acquire all 176 wireless spectrum licenses in the recent H Block auction.  See Note 10 for further discussion.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.             Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of June 30, 2014 and December 31, 2013:

	As of
	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
6 5/8% Senior Notes due 2014 (1)	$901,986	$915,335	$1,000,000	$1,040,200
7 3/4% Senior Notes due 2015 (2)	734,133	777,726	750,000	813,750
7 1/8% Senior Notes due 2016	1,500,000	1,633,125	1,500,000	1,657,500
4 5/8% Senior Notes due 2017	900,000	961,605	900,000	946,962
4 1/4% Senior Notes due 2018	1,200,000	1,249,200	1,200,000	1,221,792
7 7/8% Senior Notes due 2019	1,400,000	1,666,000	1,400,000	1,603,000
5 1/8% Senior Notes due 2020	1,100,000	1,159,389	1,100,000	1,104,950
6 3/4% Senior Notes due 2021	2,000,000	2,290,000	2,000,000	2,122,500
5 7/8% Senior Notes due 2022	2,000,000	2,172,500	2,000,000	1,997,500
5 % Senior Notes due 2023	1,500,000	1,534,125	1,500,000	1,458,090
Mortgages and other notes payable (3)	36,076	36,076	80,769	80,769
Subtotal	13,272,195	$14,395,081	13,430,769	$14,047,013
Unamortized discounts, net	(17,177)		(19,198)
Capital lease obligations (4)	206,527	NA	220,115	NA
Total long-term debt and capital lease obligations (including current portion)	$13,461,545		$13,631,686

(1)         During the three months ended June 30, 2014, we repurchased $98 million of our 6 5/8% Senior Notes due 2014.  The remaining balance of $902 million matures on October 1, 2014 and is included in “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2014.

(2)         During the three months ended June 30, 2014, we repurchased $16 million of our 7 3/4% Senior Notes due 2015.  The remaining balance of $734 million matures on May 31, 2015 and has been reclassified to “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2014.

(3)         On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction, which resulted in a decrease in “Mortgages and other notes payable” of $44 million related to the in-orbit incentive obligations associated with the Transferred Satellites.  See Note 6 and Note 12 for further discussion.

(4)         Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

AWS-4 Licenses.  On March 2, 2012, the FCC approved the transfer of 40 MHz of spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with these licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our licenses to expand our terrestrial operating authority with AWS-4 authority (“AWS-4”).  That order imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

our wireless business, and may have a material adverse effect on our ability to commercialize our AWS-4 licenses.  That order also mandated certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, we were required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).

On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”).  If we fail to meet the AWS-4 Interim Build-Out Requirement, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If we fail to meet the Modified AWS-4 Final Build-Out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement may terminate.  The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 spectrum licenses to allow us to repurpose all 20 MHz of our uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Downlink Waiver”).  If we fail to notify the FCC that we intend to use our uplink spectrum for downlink by June 20, 2016, the AWS-4 Downlink Waiver will terminate, and the Modified AWS-4 Final Build-Out Requirement will revert back to the AWS-4 Final Build-Out Requirement.

H Block Licenses.  The auction of wireless spectrum known as the H Block commenced on January 22, 2014 and concluded on February 27, 2014.  We were the winning bidder for all 176 wireless spectrum licenses in the H Block auction with an aggregate bid of $1.564 billion.  On December 17, 2013, we paid approximately $328 million to the FCC as a deposit for the H Block auction.  We paid the remaining balance of our winning bid of approximately $1.236 billion for the H Block spectrum licenses on March 28, 2014.  On April 29, 2014, the FCC issued an order granting our application to acquire these H Block spectrum licenses.  As a result, during May 2014, we also paid approximately $13 million to UTAM, Inc. for clearance costs associated with the lower H Block spectrum and approximately $95 million to Sprint for clearance costs associated with the upper H Block spectrum in connection with the issuance of the H Block licenses.  The H Block spectrum licenses are subject to certain interim and final build-out requirements.  By April 2018, we must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual H Block spectrum license (the “H Block Interim Build-Out Requirement”).  By April 2024, we must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block spectrum license (the “H Block Final Build-Out Requirement”).  If we fail to meet the H Block Interim Build-Out Requirement, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from April 2024 to April 2022) for each H Block license area in which we fail to meet the requirement.  If we fail to meet the H Block Final Build-Out Requirement, our authorization for each H Block spectrum license area in which we fail to meet the requirement may terminate.  The FCC has adopted rules for the H Block spectrum band that is adjacent to our AWS-4 spectrum licenses.  Depending on the outcome of the standard-setting process for the H Block and our ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact 15 MHz of our AWS-4 uplink spectrum (2005-2020 MHz), which may have a material adverse effect on our ability to commercialize the AWS-4 licenses.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Guarantees

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $23 million over approximately the next eight months.

During the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of June 30, 2014, the remaining obligation of our guarantee was $343 million.

As of June 30, 2014, we have not recorded a liability on the balance sheet for any of these guarantees.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Custom Media Technologies LLC

On August 15, 2013, Custom Media Technologies LLC (“Custom Media”) filed complaints against us; AT&T Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,269,275 (the “275 patent”).  The 275 patent, which is entitled “Method and System for Customizing and Distributing Presentations for User Sites,” relates to the provision of customized presentations to viewers over a network, such as “a cable television network, an Internet or other computer network, a broadcast television network, and/or a satellite system.”  Custom Media alleges that our DVR devices and DVR functionality infringe the 275 patent.  Custom Media is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Pursuant to a stipulation between the parties, on November 6, 2013, the Court entered an order substituting DISH Network L.L.C., our wholly-owned subsidiary, as the defendant in our place.

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

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and Telephone Sales Rules, as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs are seeking civil penalties and damages of approximately $270 million and that the federal plaintiff is seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs are also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We have also filed a motion for summary judgment, seeking dismissal of all claims, and the Court will hear oral arguments on the parties’ summary judgment motions on October 17, 2014.

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

Garnet Digital, LLC

On September 9, 2013, Garnet Digital, LLC (“Garnet Digital”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,379,421 (the “421 patent”), which is entitled “Interactive Terminal for the Access of Remote Database Information.”  The 421 patent relates to methods for accessing information from a remote computerized database and related devices.  On the same day, Garnet Digital filed similar complaints in the same court against 15 other defendants, including AT&T Inc.; Comcast Corp.; DirecTV; TiVo, Inc. and Verizon Communications, Inc.  Garnet Digital is an entity that seeks to license an acquired patent portfolio without itself

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

practicing any of the claims recited therein.  On July 25, 2014, Garnet Digital filed a motion to dismiss its claims against us with prejudice.

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

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari, but they did not file.  As a result, the stay of the NBC plaintiffs’ action has been lifted.  No trial date is currently set on the NBC claims.

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

retransmission consent agreement.  On September 23, 2013, the California court denied the Fox plaintiffs’ motion.  The Fox plaintiffs appealed, and on July 14, 2014, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the Hopper Transfers feature and the Sling placeshifting functionality in our second-generation Hopper set-top box.  The Fox claims are set for trial on January 13, 2015.

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

Joao Control & Monitoring Systems LLC

On April 23, 2014, Joao Control & Monitoring Systems, LLC (“Joao Control”) filed a complaint against us in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,549,130 (the “130 patent”), which is entitled “Control Apparatus and Method for Vehicles and/or for Premises.”  Joao alleges that we infringe the 130 patent by making, using, providing and/or importing remotely-accessed DVRs.  On the same day, Joao Control also filed similar actions against DirecTV; Verizon Communications, Inc.; Time Warner Cable Inc.; Cox Communications, Inc.; and Cablevision Systems Corporation, among others.  Joao Control is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared filed its complaint, which included various claims against us, EchoStar, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims include, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against us, EchoStar and Mr. Ergen; and Harbinger’s claim against SPSO for statutory disallowance.  These claims proceeded to a non-jury trial on January 9, 2014, which concluded on January 17, 2014.  In its Post-Trial Findings of Fact and Conclusions of Law entered on June 10, 2014, the Bankruptcy Court rejected all claims against us and EchoStar, and it rejected some but not all claims against the other defendants.

We intend to vigorously defend any claims against us in this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

LightSquared/Harbinger Capital Partners LLC (LightSquared Colorado Action)

On July 8, 2014, Harbinger filed suit against us, LBAC, Mr. Ergen, SPSO, and certain other parties, in the United States District Court for the District of Colorado.  The complaint asserts claims for tortious interference with contract and abuse of process, as well as claims alleging violations of the federal Racketeering Influenced and Corrupt Organization Act and the Colorado Organized Crime Control Act.  Harbinger seeks to rely on many of the same facts and circumstances that were at issue in the LightSquared adversary proceeding pending in the Bankruptcy Court.  Harbinger argues that the defendants’ alleged conduct, among other things, is responsible for Harbinger’s losing control of LightSquared and causing breaches of Harbinger’s stockholder agreement.  The complaint seeks damages in excess of $500 million, which under federal and state law may be trebled.

We intend to vigorously defend any claims against us in this case.  We cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

LightSquared Transaction Shareholder Derivative Actions

On August 9, 2013, a purported shareholder of the Company, Jacksonville Police and Fire Pension Fund (“Jacksonville PFPF”), filed a putative shareholder derivative action in the District Court for Clark County, Nevada alleging, among other things, breach of fiduciary duty claims against the members of the Company’s Board of

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Directors as of that date:  Charles W. Ergen; Joseph P. Clayton; James DeFranco; Cantey M. Ergen; Steven R. Goodbarn; David K. Moskowitz; Tom A. Ortolf; and Carl E. Vogel (collectively, the “Director Defendants”).  In its first amended complaint, Jacksonville PFPF asserted claims that Mr. Ergen breached his fiduciary duty to the Company in connection with certain purchases of LightSquared debt by SPSO, an entity controlled by Mr. Ergen, and that the other Director Defendants aided and abetted that alleged breach of duty.  The Jacksonville PFPF claims alleged that (1) the debt purchases created an impermissible conflict of interest and (2) put at risk the LBAC Bid, which as noted above has been withdrawn.  Jacksonville PFPF further claimed that most members of the Company’s Board of Directors are beholden to Mr. Ergen to an extent that prevents them from discharging their duties in connection with the Company’s participation in the LightSquared bankruptcy auction process.  Jacksonville PFPF is seeking an unspecified amount of damages.  Jacksonville PFPF dismissed its claims against Mr. Goodbarn on October 8, 2013.

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

On October 11, 2013, Iron Worker Mid-South Pension Fund dismissed its claims without prejudice.  On October 30, 2013, Louisiana Municipal Police Employees’ Retirement System dismissed its claims without prejudice and, on January 2, 2014, filed a new complaint in the District Court for Clark County, Nevada, which, on May 2, 2014, was consolidated with the Jacksonville PFPF action.  On December 13, 2013, City of Daytona Beach Police Officers and Firefighters Retirement System voluntarily dismissed its claims without prejudice.  On March 28, 2014, Iron Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan voluntarily dismissed its claims without prejudice.

On July 25, 2014, Jacksonville PFPF filed a second amended complaint, which added claims against George R. Brokaw and Charles M. Lillis, as members of the Company’s Board of Directors (together with the other members of the Board of Directors (other than Mr. Goodbarn) the “Director Defendants”), and Thomas A. Cullen, R. Stanton Dodge and K. Jason Kiser, as officers of the Company.  Jacksonville PFPF asserted five claims in its second amended complaint, each of which alleged breaches of the duty of loyalty.  Three of the claims were asserted solely against Mr. Ergen; one claim was made against all of the Director Defendants, other than Mr. Ergen; and the final claim was made against Messrs. Cullen, Dodge and Kiser.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

On May 30, 2014, Norman dismissed the 2013 Action against us with prejudice, pursuant to a settlement agreement.

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

Effective June 18, 2014, Preservation Technologies dismissed all of its claims against us with prejudice, pursuant to a settlement agreement.

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

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and EchoStar, in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The case has been stayed since July 2009 pending two reexamination petitions before the United States Patent and Trademark Office.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.” TQ Beta alleges that our Hopper, Hopper with Sling, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Tse

On May 30, 2012, Ho Keung Tse filed a complaint against our wholly-owned subsidiary Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 6,665,797 (the “797 patent”), which is entitled “Protection of Software Again [sic] Against Unauthorized Use.”  Mr. Tse is the named inventor on the 797 patent.  On the same day that he sued Blockbuster, Mr. Tse filed a separate action in the same court alleging infringement of the same patent against Google Inc.; Samsung Telecommunications America, LLC and HTC America Inc.  He also has earlier-filed litigation on the same patent pending in the United States District Court for the Northern District of California against Sony Connect, Inc.; Napster, Inc.; Apple Computer, Inc.; Realnetworks, Inc. and MusicMatch, Inc.  On March 8, 2013, the Court granted Blockbuster’s motion to transfer the matter to the United States District Court for the Northern District of California, the same venue where the matter against Google Inc.; Samsung Telecommunications America, LLC and HTC America Inc. also was transferred.  On December 11, 2013, the Court granted our motion for summary judgment based on invalidity of the 797 patent.  Mr. Tse filed a notice of appeal on January 8, 2014, and the United States Court of Appeals for the Federal Circuit ordered that the appeal be submitted to a three judge panel of the Federal Circuit on July 10, 2014 without oral argument.  On July 16, 2014, the three judge panel of the Federal Circuit affirmed our motion for summary judgment based on invalidity of the 797 patent.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

11.          Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  Operating income is the primary measure used by our chief operating decision maker to evaluate segment operating performance.  We currently operate two primary business segments, DISH and Wireless.  See Note 1 for further discussion.

The total assets, revenue and operating income by segment were as follows:

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Total assets:
DISH	$20,142,814	$19,694,655
Wireless (1)	6,001,699	4,625,505
Eliminations	(5,375,817)	(4,041,934)
Total assets from continuing operations	20,768,696	20,278,226
Assets from discontinued operations	—	78,204
Total assets	$20,768,696	$20,356,430

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenue:
DISH	$3,687,951	$3,485,212	$7,281,983	$6,860,092
Wireless	168	562	334	1,212
Total revenue	$3,688,119	$3,485,774	$7,282,317	$6,861,304

Operating income (loss):
DISH	$470,260	$550,220	$940,190	$1,019,839
Wireless (2)	(15,516)	(525,009)	(39,148)	(543,011)
Total operating income (loss)	$454,744	$25,211	$901,042	$476,828

(1)         This increase in assets is primarily related to the acquisition of our H Block wireless spectrum licenses.  See Note 10 for further discussion.

(2)         The three and six months ended June 30, 2013 included a $438 million impairment charge for the T2 and D1 satellites, $53 million of additional depreciation expense related to the accelerated depreciable lives of certain assets designed to support the TerreStar MSS business and $18 million of legal and financial advisory fees related to our proposed merger with Sprint.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the products are delivered and services are provided.  All revenue from continuing operations was derived from the United States.

12.          Related Party Transactions

Related Party Transactions with EchoStar

Following the Spin-off, we and EchoStar have operated as separate publicly-traded companies, and, except for the Satellite and Tracking Stock Transaction described in Note 6 and below, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

Satellite Capacity Leased to EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which EchoStar leases certain satellite capacity on certain satellites owned by us.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  The term of each lease is set forth below:

•                  D1.  Effective November 1, 2012, we entered into a satellite capacity agreement pursuant to which HNS leased certain satellite capacity from us on D1 for research and development.  This lease terminated on June 30, 2014.

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

“Satellite and transmission expenses”

During the three months ended June 30, 2014 and 2013, we incurred $171 million and $126 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the six months ended June 30, 2014 and 2013, we incurred $310 million and $239 million, respectively, for these satellite and transmission expenses.  The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

“General and administrative expenses”

During the three months ended June 30, 2014 and 2013, we incurred $31 million and $26 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the six months ended June 30, 2014 and 2013, we incurred $55 million and $44 million, respectively, for these general and administrative expenses.  The agreements pertaining to these expenses are discussed below.  In addition, the expenses incurred pursuant to the Commercial Agreement discussed in “DISH Digital Holding L.L.C.,” under “Other Agreements — EchoStar” below, are also included in these amounts.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

•                  Gilbert Lease Agreement.  The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona terminated on May 31, 2014.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Other Agreements — EchoStar

Receiver Agreement.  EchoStar is currently our primary supplier of set-top box receivers.  Effective January 1, 2012, we and EchoStar entered into a receiver agreement (the “2012 Receiver Agreement”) pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We have an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  On May 5, 2014, we provided EchoStar notice to extend the 2012 Receiver Agreement for one year to December 31, 2015.  The 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.  EchoStar provides us with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.

For the three months ended June 30, 2014 and 2013, we purchased set-top boxes and other equipment from EchoStar of $296 million and $309 million, respectively.  For the six months ended June 30, 2014 and 2013, we purchased set-top boxes and other equipment from EchoStar of $590 million and $606 million, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and HNS entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement our RUS program.  The RUS Agreement expired during June 2013, when the Grant Funds were exhausted.  During the three and six months ended June 30, 2013, we expensed $2 million and $3 million, respectively, under the RUS Agreement, which is included in “Cost of sales — equipment, services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, dishNET Satellite Broadband L.L.C. (“dishNET Satellite Broadband”), our wholly-owned subsidiary, and HNS entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which dishNET Satellite Broadband has the right, but not the obligation, to market, sell and distribute the HNS satellite Internet service (the “Service”).  dishNET Satellite Broadband pays HNS a monthly per subscriber wholesale service fee for the Service based upon the subscriber’s service level, and, beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET Satellite Broadband has the right, but not the obligation, to purchase certain broadband equipment from HNS to support the sale of the Service.  The Distribution Agreement initially had a term of five years with automatic renewal for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term.  As part of the Satellite and Tracking Stock Transaction, on February 20, 2014, dishNET Satellite Broadband and HNS amended the Distribution Agreement which, among other things, extends the initial term of the Distribution Agreement through March 1, 2024.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.  During the three months ended June 30, 2014 and 2013, we paid $17 million and $6 million, respectively, for these services from HNS, included in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the six months ended June 30, 2014 and 2013, we paid $32 million and $10 million, respectively, for these services.

For the three months ended June 30, 2014 and 2013, we purchased broadband equipment from HNS of $5 million and $22 million, respectively.  For the six months ended June 30, 2014 and 2013, we purchased broadband equipment from HNS of $15 million and $32 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  In addition, we purchase certain broadband equipment from EchoStar under the 2012 Receiver Agreement, as previously discussed.  In addition, see above for further information regarding the Distribution Agreement.

Radio Access Network Agreement.  On November 29, 2012, we entered into an agreement with HNS pursuant to which HNS will construct for us a ground-based satellite radio access network (“RAN”) for a fixed fee.  The completion of the RAN under this agreement is expected to occur on or before November 29, 2014.  This agreement generally may be terminated by us at any time for convenience.  As of June 30, 2014 and December 31, 2013, we capitalized $18 million and $13 million, respectively, for these services, included in “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

During the fourth quarter 2013, we and EchoStar amended and restated the T2 Development Agreement (the “Amended and Restated T2 Development Agreement”), which supersedes and replaces the T2 Development Agreement.  Under the Amended and Restated T2 Development Agreement, EchoStar will continue to reimburse us for amounts we pay pursuant to the T2 ATP with SS/L.  In exchange, we granted EchoStar the right and option to purchase our rights in the T2 satellite for the sum of $55 million, exercisable at any time between January 1, 2014 and (i) the expiration or earlier termination of the Amended and Restated T2 Development Agreement or (ii) December 19, 2014, whichever occurs sooner.  Unless sooner terminated in accordance with its terms, the term of the Amended and Restated T2 Development Agreement expires on the later of: (a) December 19, 2014; or (b) the date on which the T2 ATP expires.  As of June 30, 2014, we have received payments from EchoStar of approximately $37 million under the Amended and Restated T2 Development Agreement.

DISH Digital Holding L.L.C.  Effective July 1, 2012, we and EchoStar formed DISH Digital Holding L.L.C. (“DISH Digital”), which was owned two-thirds by us and one-third by EchoStar and was consolidated into our financial statements beginning July 1, 2012.  DISH Digital was formed to develop and commercialize certain advanced technologies.  At that time, we, EchoStar and DISH Digital entered into the following agreements with respect to DISH Digital:  (i) a contribution agreement pursuant to which we and EchoStar contributed certain assets in exchange for our respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement (the “Operating Agreement”), which provides for the governance of DISH Digital; and (iii) a commercial agreement (the “Commercial Agreement”) pursuant to which, among other things, DISH Digital has:  (a) certain rights and corresponding obligations with respect to its business; and (b) the right, but not the obligation, to receive certain services from us and EchoStar, respectively.  Since this was a formation of an entity under common control and a step-up in basis was not allowed, each party’s contributions were recorded at historical book value for accounting purposes.  We consolidated DISH Digital with EchoStar’s ownership position recorded as non-controlling interest.  Effective August 1, 2014, EchoStar and DISH Digital entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, DISH Digital distributed certain assets to EchoStar and EchoStar reduced its interest in DISH Digital to a ten percent non-voting interest.  We now have a ninety percent equity interest and a 100% voting interest in DISH Digital.  In addition, we, EchoStar and DISH Digital amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement.  Finally, we, EchoStar and DISH Digital amended and restated the Commercial Agreement, pursuant to which, among other things, DISH Digital:  (1) continues to have certain rights and corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain services from us and EchoStar; and (3) has a license from EchoStar to use certain of the assets distributed to EchoStar as part of the Exchange Agreement.  All services provided to DISH Digital by EchoStar under the Commercial Agreement are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See “General and administrative expenses” within the related party section previously discussed.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•                  Transaction Agreement.  On February 20, 2014, DOLLC, DNLLC and EchoStar XI Holding L.L.C., all indirect wholly-owned subsidiaries of us, entered into the Transaction Agreement with EchoStar, HSSC and Alpha Company LLC, a wholly-owned subsidiary of EchoStar, pursuant to which, on March 1, 2014, we, among other things, transferred to EchoStar and HSSC the Transferred Satellites in exchange for the Tracking Stock.  The Tracking Stock generally tracks the Hughes Retail Group.  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheet.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  As such, the Tracking Stock is accounted for under the cost method of accounting.  The Transaction Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

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

Other Agreements

In November 2009, Mr. Roger Lynch became employed by both us and EchoStar as an Executive Vice President.  Mr. Lynch is responsible for the development and implementation of advanced technologies that are of potential utility and importance to both DISH Network and EchoStar.  Mr. Lynch’s compensation consists of cash and equity compensation and is borne by both EchoStar and DISH Network.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Related Party Transactions with NagraStar L.L.C.

NagraStar is a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.  These expenses are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We record all payables in “Trade accounts payable — other” or “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$38,867	$24,547	$59,070	$46,566

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$13,166	$20,954
Commitments to NagraStar	$6,619	$2,463

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this quarterly report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2014 under the caption “Item 1A. Risk Factors.”  Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any undertaking to update any forward-looking statements.

EXECUTIVE SUMMARY

Overview

DISH lost approximately 44,000 net Pay-TV subscribers during the three months ended June 30, 2014, compared to a loss of approximately 78,000 net Pay-TV subscribers during the same period in 2013.  The decrease in the loss of net Pay-TV subscribers versus the same period in 2013 primarily resulted from higher gross new Pay-TV subscriber activations.

During the three months ended June 30, 2014, DISH activated approximately 656,000 gross new Pay-TV subscribers compared to approximately 624,000 gross new Pay-TV subscribers during the same period in 2013, an increase of 5.1%.  This increase was driven primarily by increased advertising.  Although our gross new Pay-TV subscriber activations increased, our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our Pay-TV churn rate for the three months ended June 30, 2014 was 1.66% compared to 1.67% for the same period in 2013.  While our Pay-TV churn rate was similar compared to the same period in 2013, our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

DISH lost approximately 4,000 net Pay-TV subscribers during the six months ended June 30, 2014, compared to a loss of approximately 42,000 net Pay-TV subscribers during the same period in 2013.  The decrease in the loss of net Pay-TV subscribers versus the same period in 2013 primarily resulted from lower Pay-TV churn and higher gross new Pay-TV subscriber activations.

Our Pay-TV churn rate for the six months ended June 30, 2014 was 1.54% compared to 1.57% for the same period in 2013.  While our Pay-TV churn rate improved compared to the same period in 2013, our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

During the six months ended June 30, 2014, DISH activated approximately 1.295 million gross new Pay-TV subscribers compared to approximately 1.278 million gross new Pay-TV subscribers during the same period in 2013, an increase of 1.3%.  Although our gross new Pay-TV subscriber activations increased, our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

DISH added approximately 36,000 net Broadband subscribers during the three months ended June 30, 2014 compared to the addition of approximately 61,000 net Broadband subscribers during the same period in 2013.  This decrease versus the same period in 2013 primarily resulted from a higher number of customer disconnects driven by a larger Broadband subscriber base in the second quarter 2014 compared to the same period in 2013.  During the three months ended June 30, 2014 and 2013, DISH activated approximately 76,000 and 79,000 gross new Broadband subscribers, respectively.  Broadband services revenue was $92 million and $47 million for the three months ended June 30, 2014 and 2013, respectively, representing 2.5% and 1.4% of our total “Subscriber-related revenue,” respectively.

DISH added approximately 89,000 net Broadband subscribers during the six months ended June 30, 2014 compared to the addition of approximately 127,000 net Broadband subscribers during the same period in 2013.  This decrease versus the same period in 2013 primarily resulted from a higher number of customer disconnects driven by a larger Broadband subscriber base in the six months ended June 30, 2014 compared to the same period in 2013.  During the six months ended June 30, 2014 and 2013, DISH activated approximately 159,000 and 162,000 gross new Broadband subscribers, respectively.  Broadband services revenue was $175 million and $88 million for the six months ended June 30, 2014 and 2013, respectively, representing 2.4% and 1.3% of our total “Subscriber-related revenue,” respectively.

“Net income (loss) attributable to DISH Network” for the three months ended June 30, 2014 and 2013 was income of $213 million and a loss of $11 million, respectively.  During the three months ended June 30, 2014, “Net income (loss) attributable to DISH Network” increased primarily due to higher expense during 2013 related to the impairment of the T2 and D1 satellites of $438 million, partially offset by higher unrealized gains during 2013 on our derivative financial instruments.

“Net income (loss) attributable to DISH Network” for the six months ended June 30, 2014 and 2013 was $389 million and $205 million, respectively.  During the six months ended June 30, 2014, “Net income (loss) attributable to DISH Network” increased primarily due to higher expense during 2013 related to the impairment of the T2 and D1 satellites of $438 million, partially offset by higher unrealized gains during 2013 on our derivative financial instruments.

Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase, especially for local broadcast channels and sports programming.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  In addition, increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Additionally, even if our subscribers do not disconnect our services, they may purchase through new and existing online platforms a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.  Furthermore, our gross new Pay-TV subscriber activations and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire or if we lose access to programming as a result of disputes with programming suppliers.

As the pay-TV industry has matured, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  Some of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers.  In addition, programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved.  Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming at any place, at any time and/or on any broadband-connected device they choose.  We are currently evaluating, among other things, certain technical and economic considerations relevant to the offering of certain video programming only over the Internet.

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

We have been deploying receivers that utilize 8PSK modulation technology with MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  Many of our customers today, however, do not have receivers that use MPEG-4 compression technology and a smaller but still significant number of our customers have receivers that use QPSK modulation technology.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar have MPEG-4 compression technology with 8PSK modulation technology.  Although we continue to refurbish and redeploy certain MPEG-2 receivers with 8PSK modulation technology, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers with 8PSK modulation technology and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our acquisition costs per new subscriber activation.

For several years we have been selectively migrating customers with QPSK receivers to 8PSK receivers concurrent with scheduled in-home service visits or through receiver exchanges.  We plan to expand that effort beginning in September 2014 to our remaining customers that have QPSK receivers.  We also expect to begin migrating customers in approximately ten percent of our local markets from MPEG-2 to MPEG-4 receivers in September 2014.  We will implement this receiver migration to conform to the capabilities of our EchoStar XVIII satellite, scheduled for launch in late 2015.  The estimated incremental subscriber related expense for these receiver migration efforts during the next two years is not expected to exceed $100 million.  Both the schedule and the incremental costs of these receiver migrations could change due to many factors, including, among other things, satellite health and capacity.

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

Wireless Spectrum

In 2008, we paid $712 million to acquire certain 700 MHz E Block (“700 MHz”) wireless spectrum licenses, which were granted to us by the FCC in February 2009.  On March 2, 2012, the FCC approved the transfer of 40 MHz of spectrum licenses held by DBSD North America, Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”) to us.  On March 9, 2012, we completed the acquisition of 100% of the equity of reorganized DBSD North America (the “DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar, which licenses the FCC modified in March 2013 to add  AWS-4 authority (“AWS-4”).  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  In addition, we paid $1.672 billion to acquire all 176 H Block wireless spectrum licenses (“H Block”) in the recent H Block auction, which were granted to us by the FCC on April 29, 2014.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

We generated less than $1 million of revenue for each of the three months ended June 30, 2014 and 2013 from our wireless segment and less than $1 million and $1 million of revenue for the six months ended June 30, 2014 and 2013, respectively, from our wireless segment.  In addition, we incurred operating losses of $16 million and $525 million for the three months ended June 30, 2014 and 2013, respectively, and operating losses of $39 million and $543 million for the six months ended June 30, 2014 and 2013, respectively.  The three and six months ended June 30, 2013 included a $438 million impairment charge for the T2 and D1 satellites, $53 million of additional depreciation expense related to the accelerated depreciable lives of certain assets designed to support the TerreStar Mobile Satellite Service (“MSS”) business, which ceased operations during the second quarter 2013, and $18 million of legal and financial advisory fees related to our proposed merger with Sprint Corporation (“Sprint”).

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

MVDDS Licenses

In 2010, we purchased all of South.com, L.L.C., which is an entity that holds MVDDS licenses in 37 markets in the United States.  In October 2012, we agreed to purchase additional MVDDS licenses in 45 markets from an affiliate of Cablevision Systems Corporation (“Cablevision”).  We are currently leasing five of these licenses to a wholly-owned subsidiary of Cablevision.  We have MVDDS licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we are required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  We have filed an application with the FCC seeking a waiver of the build-out requirements related to our MVDDS licenses and requested an additional four-year license term.  That application remains pending, and we cannot predict the timing or outcome of our application.  Part or all of our MVDDS licenses may be terminated if our waiver and/or extension are not granted.  These licenses are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets and had a carrying value of $24 million as of June 30, 2014.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Future Liquidity

6 5/8% Senior Notes due 2014

During the three months ended June 30, 2014, we repurchased $98 million of our 6 5/8% Senior Notes due 2014.  The remaining balance of $902 million matures on October 1, 2014 and is included in “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2014.  We expect to fund this obligation from cash generated from operations and existing cash and marketable investment securities balances.

7 3/4% Senior Notes due 2015

During the three months ended June 30, 2014, we repurchased $16 million of our 7 3/4% Senior Notes due 2015.  The remaining balance of $734 million matures on May 31, 2015 and has been reclassified to “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2014.  We expect to fund this obligation from cash generated from operations and existing cash and marketable investment securities balances.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” includes the cost of leasing satellite and transponder capacity from EchoStar and the cost of digital broadcast operations provided to us by EchoStar, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, and

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

other professional services.  In addition, “Satellite and transmission expenses” includes executory costs associated with capital leases and costs associated with transponder leases and other related services.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013.

	For the Three Months
	Ended June 30,		Variance
Statements of Operations Data	2014	2013	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,645,101	$3,452,764	$192,337	5.6
Equipment sales and other revenue	26,279	24,024	2,255	9.4
Equipment sales, services and other revenue - EchoStar	16,739	8,986	7,753	86.3
Total revenue	3,688,119	3,485,774	202,345	5.8

Costs and Expenses:
Subscriber-related expenses	2,104,236	1,924,020	180,216	9.4
% of Subscriber-related revenue	57.7%	55.7%
Satellite and transmission expenses	180,957	135,896	45,061	33.2
% of Subscriber-related revenue	5.0%	3.9%
Cost of sales - equipment, services and other	30,165	21,694	8,471	39.0
Subscriber acquisition costs	456,462	434,536	21,926	5.0
General and administrative expenses	189,660	202,200	(12,540)	(6.2)
% of Total revenue	5.1%	5.8%
Depreciation and amortization	271,895	304,642	(32,747)	(10.7)
Impairment of long-lived assets	—	437,575	(437,575)	(100.0)
Total costs and expenses	3,233,375	3,460,563	(227,188)	(6.6)

Operating income (loss)	454,744	25,211	429,533	*

Other Income (Expense):
Interest income	18,212	43,795	(25,583)	(58.4)
Interest expense, net of amounts capitalized	(152,769)	(214,781)	62,012	28.9
Other, net	8,834	96,698	(87,864)	(90.9)
Total other income (expense)	(125,723)	(74,288)	(51,435)	(69.2)

Income (loss) before income taxes	329,021	(49,077)	378,098	*
Income tax (provision) benefit, net	(121,892)	40,357	(162,249)	*
Effective tax rate	37.0%	(82.2)%
Income (loss) from continuing operations	207,129	(8,720)	215,849	*
Income (loss) from discontinued operations, net of tax	—	(6,354)	6,354	100.0
Net income (loss)	207,129	(15,074)	222,203	*
Less: Net income (loss) attributable to noncontrolling interest	(6,184)	(4,022)	(2,162)	(53.8)
Net income (loss) attributable to DISH Network	$213,313	$(11,052)	$224,365	*

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.053	14.014	0.039	0.3
Pay-TV subscriber additions, gross (in millions)	0.656	0.624	0.032	5.1
Pay-TV subscriber additions, net (in millions)	(0.044)	(0.078)	0.034	43.6
Pay-TV average monthly subscriber churn rate	1.66%	1.67%	(0.01)%	(0.6)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$846	$883	$(37)	(4.2)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$84.15	$80.81 **	$3.34	4.1
Broadband subscribers, as of period end (in millions)	0.525	0.310	0.215	69.4
Broadband subscriber additions, gross (in millions)	0.076	0.079	(0.003)	(3.8)
Broadband subscriber additions, net (in millions)	0.036	0.061	(0.025)	(41.0)
Adjusted EBITDA	$741,657	$430,573	$311,084	72.2

*                 Percentage is not meaningful.

**          For the three months ended June 30, 2013, Pay-TV ARPU has been adjusted by $0.09 to exclude the effect of discontinued operations.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  DISH lost approximately 44,000 net Pay-TV subscribers during the three months ended June 30, 2014, compared to a loss of approximately 78,000 net Pay-TV subscribers during the same period in 2013.  The decrease in the loss of net Pay-TV subscribers versus the same period in 2013 primarily resulted from higher gross new Pay-TV subscriber activations.

During the three months ended June 30, 2014, DISH activated approximately 656,000 gross new Pay-TV subscribers compared to approximately 624,000 gross new Pay-TV subscribers during the same period in 2013, an increase of 5.1%.  This increase was driven primarily by increased advertising.  Although our gross new Pay-TV subscriber activations increased, our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our Pay-TV churn rate for the three months ended June 30, 2014 was 1.66% compared to 1.67% for the same period in 2013.  While our Pay-TV churn rate was similar compared to the same period in 2013, our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

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

Broadband subscribers.  DISH added approximately 36,000 net Broadband subscribers during the three months ended June 30, 2014 compared to the addition of approximately 61,000 net Broadband subscribers during the same period in 2013.  This decrease versus the same period in 2013 primarily resulted from a higher number of customer disconnects driven by a larger Broadband subscriber base in the second quarter 2014 compared to the same period in 2013.  During the three months ended June 30, 2014 and 2013, DISH activated approximately 76,000 and 79,000 gross new Broadband subscribers, respectively.  Broadband services revenue was $92 million and $47 million for the three months ended June 30, 2014 and 2013, respectively, representing 2.5% and 1.4% of our total “Subscriber-related revenue,” respectively.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.645 billion for the three months ended June 30, 2014, an increase of $192 million or 5.6% compared to the same period in 2013.  The change in “Subscriber-related revenue” from the same period in 2013 was primarily related to the increase in Pay-TV ARPU discussed below and revenue from broadband services.  Included in “Subscriber-related revenue” was $92 million and $47 million of revenue related to our broadband services for the three months ended June 30, 2014 and 2013, respectively.

Pay-TV ARPU.  Pay-TV ARPU was $84.15 during the three months ended June 30, 2014 versus $80.81 during the same period in 2013.  The $3.34 or 4.1% increase in Pay-TV ARPU was primarily attributable to the programming package price increases in February 2014 and higher hardware related revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.104 billion during the three months ended June 30, 2014, an increase of $180 million or 9.4% compared to the same period in 2013.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs and higher Broadband subscriber-related expenses due to the increase in our Broadband subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $60 million and $33 million of expense related to our broadband services for the three months ended June 30, 2014 and 2013, respectively. “Subscriber-related expenses” represented 57.7% and 55.7% of “Subscriber-related revenue” during the three months ended June 30, 2014 and 2013, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $181 million during the three months ended June 30, 2014, an increase of $45 million or 33.2% compared to the same period in 2013.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transponder capacity leased from EchoStar as a result of the Satellite and Tracking Stock Transaction during the first quarter 2014.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $456 million for the three months ended June 30, 2014, an increase of $22 million or 5.0% compared to the same period in 2013.  This change was primarily attributable to higher gross new Pay-TV subscriber activations.  Included in “Subscriber acquisition costs” was $33 million and $37 million of expenses related to our broadband services for the three months ended June 30, 2014 and 2013, respectively.

Pay-TV SAC.  Pay-TV SAC was $846 during the three months ended June 30, 2014 compared to $883 during the same period in 2013, a decrease of $37 or 4.2%.  This change was primarily attributable to a decrease in hardware costs per activation.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for new Hopper with Sling receiver systems and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the three months ended June 30, 2014 and 2013, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $132 million and $154 million, respectively.  This decrease in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from a decrease in hardware costs per activation as discussed above.

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

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended June 30, 2014 and 2013, these amounts totaled $19 million and $32 million, respectively.

Our “Subscriber acquisition costs” and “Pay-TV SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.  See further discussion under “Liquidity and Capital Resources — Subscriber Acquisition and Retention Costs.”

Depreciation and amortization.  “Depreciation and amortization” expense totaled $272 million during the three months ended June 30, 2014, a $33 million or 10.7% decrease compared to the same period in 2013.  The three months ended June 30, 2013 was negatively impacted by $53 million of additional depreciation expense as a result of the accelerated depreciable lives of certain assets designed to support the TerreStar MSS business.  During the three months ended June 30, 2014, we incurred higher depreciation expense from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems, partially offset by a decrease in depreciation expense related to certain satellites transferred to EchoStar as part of the Satellite and Tracking Stock Transaction.

Impairment of long-lived assets.  “Impairment of long-lived assets” of $438 million during the three months ended June 30, 2013 resulted from an impairment of the T2 and D1 satellites.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest income.  “Interest income” totaled $18 million during the three months ended June 30, 2014, a decrease of $26 million or 58.4% compared to the same period in 2013.  This decrease principally resulted from lower percentage returns earned on our cash and marketable investment securities and lower average cash and marketable investment securities balances during the three months ended June 30, 2014.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $153 million during the three months ended June 30, 2014, a decrease of $62 million or 28.9% compared to the same period in 2013.  The three months ended June 30, 2013 was negatively impacted by $30 million in premiums, interest expense and deferred financing costs related to the issuance and redemption of our 6 1/4% Senior Notes due 2023 and our 5% Senior Notes due 2017.  The three months ended June 30, 2014 was positively impacted by an increase in capitalized interest and the debt redemption of our 7% Senior Notes due 2013.

Other, net.  “Other, net” income totaled $9 million during the three months ended June 30, 2014, a decrease of $88 million or 90.9% compared to the same period in 2013.  This change primarily resulted from lower net realized and/or unrealized gains on our marketable investment securities and derivative financial instruments.

Adjusted Earnings before interest, taxes, depreciation and amortization.  Adjusted EBITDA was $742 million during the three months ended June 30, 2014, an increase of $311 million or 72.2% compared to the same period in 2013.  Adjusted EBITDA for the three months ended June 30, 2013 was negatively impacted by the $438 million impairment charge for the T2 and D1 satellites, partially offset by unrealized gains of $77 million on our derivative financial instruments.  The following table reconciles Adjusted EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2014	2013
	(In thousands)
Adjusted EBITDA	$741,657	$430,573
Interest expense, net	(134,557)	(170,986)
Income tax (provision) benefit, net	(121,892)	40,357
Depreciation and amortization	(271,895)	(304,642)
Income (loss) from continuing operations attributable to DISH Network	$213,313	$(4,698)
Plus: Income (loss) from discontinued operations, net of tax	—	(6,354)
Net income (loss) attributable to DISH Network	$213,313	$(11,052)

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

Income tax (provision) benefit, net. Our income tax provision was $122 million during the three months ended June 30, 2014 compared to an income tax benefit of $40 million in 2013.  This change was primarily related to the increase in “Income (loss) before income taxes” and the change in the effective tax rate.  Our effective tax rate during the same period in 2013 was favorably impacted by an audit settlement with the IRS related to periods prior to 2009.

Net income (loss) attributable to DISH Network.  Net income attributable to DISH Network was $213 million during the three months ended June 30, 2014, an increase of $224 million compared to a loss of $11 million for the same period in 2013.  This increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013.

	For the Six Months
	Ended June 30,		Variance
Statements of Operations Data	2014	2013	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$7,201,288	$6,800,931	$400,357	5.9
Equipment sales and other revenue	48,518	49,247	(729)	(1.5)
Equipment sales, services and other revenue - EchoStar	32,511	11,126	21,385	*
Total revenue	7,282,317	6,861,304	421,013	6.1

Costs and Expenses:
Subscriber-related expenses	4,173,368	3,835,613	337,755	8.8
% of Subscriber-related revenue	58.0%	56.4%
Satellite and transmission expenses	330,453	259,077	71,376	27.6
% of Subscriber-related revenue	4.6%	3.8%
Cost of sales - equipment, services and other	57,958	43,494	14,464	33.3
Subscriber acquisition costs	905,608	898,436	7,172	0.8
General and administrative expenses	392,773	375,469	17,304	4.6
% of Total revenue	5.4%	5.5%
Depreciation and amortization	521,115	534,812	(13,697)	(2.6)
Impairment of long-lived assets	—	437,575	(437,575)	(100.0)
Total costs and expenses	6,381,275	6,384,476	(3,201)	(0.1)

Operating income (loss)	901,042	476,828	424,214	89.0

Other Income (Expense):
Interest income	32,376	80,947	(48,571)	(60.0)
Interest expense, net of amounts capitalized	(328,763)	(376,297)	47,534	12.6
Other, net	3,645	108,098	(104,453)	(96.6)
Total other income (expense)	(292,742)	(187,252)	(105,490)	(56.3)

Income (loss) before income taxes	608,300	289,576	318,724	*
Income tax (provision) benefit, net	(230,354)	(86,062)	(144,292)	*
Effective tax rate	37.9%	29.7%
Income (loss) from continuing operations	377,946	203,514	174,432	85.7
Income (loss) from discontinued operations, net of tax	—	(7,912)	7,912	100.0
Net income (loss)	377,946	195,602	182,344	93.2
Less: Net income (loss) attributable to noncontrolling interest	(11,298)	(8,944)	(2,354)	(26.3)
Net income (loss) attributable to DISH Network	$389,244	$204,546	$184,698	90.3

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.053	14.014	0.039	0.3
Pay-TV subscriber additions, gross (in millions)	1.295	1.278	0.017	1.3
Pay-TV subscriber additions, net (in millions)	(0.004)	(0.042)	0.038	90.5
Pay-TV average monthly subscriber churn rate	1.54%	1.57%	(0.03)%	(1.9)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$854	$882	$(28)	(3.2)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$83.25	$79.63 **	$3.62	4.5
Broadband subscribers, as of period end (in millions)	0.525	0.310	0.215	69.4
Broadband subscriber additions, gross (in millions)	0.159	0.162	(0.003)	(1.9)
Broadband subscriber additions, net (in millions)	0.089	0.127	(0.038)	(29.9)
Adjusted EBITDA	$1,437,100	$1,128,682	$308,418	27.3

*      Percentage is not meaningful.

**          For the six months ended June 30, 2013, Pay-TV ARPU has been adjusted by $0.09 to exclude the effect of discontinued operations.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  DISH lost approximately 4,000 net Pay-TV subscribers during the six months ended June 30, 2014, compared to a loss of approximately 42,000 net Pay-TV subscribers during the same period in 2013.  The decrease in the loss of net Pay-TV subscribers versus the same period in 2013 primarily resulted from lower Pay-TV churn and higher gross new Pay-TV subscriber activations.

Our Pay-TV churn rate for the six months ended June 30, 2014 was 1.54% compared to 1.57% for the same period in 2013.  While our Pay-TV churn rate improved compared to the same period in 2013, our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

During the six months ended June 30, 2014, DISH activated approximately 1.295 million gross new Pay-TV subscribers compared to approximately 1.278 million gross new Pay-TV subscribers during the same period in 2013, an increase of 1.3%.  Although our gross new Pay-TV subscriber activations increased, our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Broadband subscribers.  DISH added approximately 89,000 net Broadband subscribers during the six months ended June 30, 2014 compared to the addition of approximately 127,000 net Broadband subscribers during the same period in 2013.  This decrease versus the same period in 2013 primarily resulted from a higher number of customer disconnects driven by a larger Broadband subscriber base in the six months ended June 30, 2014 compared to the same period in 2013.  During the six months ended June 30, 2014 and 2013, DISH activated approximately 159,000 and 162,000 gross new Broadband subscribers, respectively.  Broadband services revenue was $175 million and $88 million for the six months ended June 30, 2014 and 2013, respectively, representing 2.4% and 1.3% of our total “Subscriber-related revenue,” respectively.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $7.201 billion for the six months ended June 30, 2014, an increase of $400 million or 5.9% compared to the same period in 2013.  The change in “Subscriber-related revenue” from the same period in 2013 was primarily related to the increase in Pay-TV ARPU discussed below and revenue from broadband services.  Included in “Subscriber-related revenue” was $175 million and $88 million of revenue related to our broadband services for the six months ended June 30, 2014 and 2013, respectively.

Pay-TV ARPU.  Pay-TV ARPU was $83.25 during the six months ended June 30, 2014 versus $79.63 during the same period in 2013.  The $3.62 or 4.5% increase in Pay-TV ARPU was primarily attributable to the programming package price increases in February 2014 and 2013 and higher hardware related revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $4.173 billion during the six months ended June 30, 2014, an increase of $338 million or 8.8% compared to the same period in 2013.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs and higher Broadband subscriber-related expenses due to the increase in our Broadband subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $109 million and $61 million of expense related to our broadband services for the six months ended June 30, 2014 and 2013, respectively. “Subscriber-related expenses” represented 58.0% and 56.4% of “Subscriber-related revenue” during the six months ended June 30, 2014 and 2013, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $330 million during the six months ended June 30, 2014, an increase of $71 million or 27.6% compared to the same period in 2013.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transponder capacity leased from EchoStar as a result of the Satellite and Tracking Stock Transaction during the first quarter 2014.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV SAC.  Pay-TV SAC was $854 during the six months ended June 30, 2014 compared to $882 during the same period in 2013, a decrease of $28 or 3.2%.  This change was primarily attributable to a decrease in hardware costs per activation, partially offset by an increase in advertising costs.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for new Hopper with Sling receiver systems and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the six months ended June 30, 2014 and 2013, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $273 million and $301 million, respectively.  This decrease in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from a decrease in hardware costs per activation as discussed above.

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the six months ended June 30, 2014 and 2013, these amounts totaled $50 million and $77 million, respectively.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $521 million during the six months ended June 30, 2014, a $14 million or 2.6% decrease compared to the same period in 2013.  The six months ended June 30, 2013 was negatively impacted by $53 million of additional depreciation expense as a result of the accelerated depreciable lives of certain assets designed to support the TerreStar MSS business.  During the six months ended June 30, 2014, we incurred higher depreciation expense from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems, partially offset by a decrease in depreciation expense related to certain satellites transferred to EchoStar as part of the Satellite and Tracking Stock Transaction.

Impairment of long-lived assets.  “Impairment of long-lived assets” of $438 million during the six months ended June 30, 2013 resulted from an impairment of the T2 and D1 satellites.

Interest income.  “Interest income” totaled $32 million during the six months ended June 30, 2014, a decrease of $49 million or 60.0% compared to the same period in 2013.  This decrease principally resulted from lower percentage returns earned on our cash and marketable investment securities, partially offset by higher average cash and marketable investment securities balances during the six months ended June 30, 2014.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $329 million during the six months ended June 30, 2014, a decrease of $48 million or 12.6% compared to the same period in 2013.  The six months ended June 30, 2013 was negatively impacted by $30 million in premiums, interest expense and deferred financing costs related to the issuance and redemption of our 6 1/4% Senior Notes due 2023 and our 5% Senior Notes due 2017.  The six months ended June 30, 2014 was positively impacted by an increase in capitalized interest and the debt redemption of our 7% Senior Notes due 2013.

Other, net.  “Other, net” income totaled $4 million during the six months ended June 30, 2014, a decrease of $104 million or 96.6% compared to the same period in 2013.  This change primarily resulted from lower net realized and/or unrealized gains on our marketable investment securities and derivative financial instruments.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted Earnings before interest, taxes, depreciation and amortization.  Adjusted EBITDA was $1.437 billion during the six months ended June 30, 2014, an increase of $308 million or 27.3% compared to the same period in 2013.  Adjusted EBITDA for the six months ended June 30, 2013 was negatively impacted by the $438 million impairment charge for the T2 and D1 satellites, partially offset by unrealized gains of $85 million on our derivative financial instruments.  The following table reconciles Adjusted EBITDA to the accompanying financial statements.

	For the Six Months
	Ended June 30,
	2014	2013
	(In thousands)
Adjusted EBITDA	$1,437,100	$1,128,682
Interest expense, net	(296,387)	(295,350)
Income tax (provision) benefit, net	(230,354)	(86,062)
Depreciation and amortization	(521,115)	(534,812)
Income (loss) from continuing operations attributable to DISH Network	$389,244	$212,458
Plus: Income (loss) from discontinued operations, net of tax	—	(7,912)
Net income (loss) attributable to DISH Network	$389,244	$204,546

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

Income tax (provision) benefit, net.  Our income tax provision was $230 million during the six months ended June 30, 2014 compared to $86 million in 2013.  This change was primarily related to the increase in “Income (loss) before income taxes” and the change in the effective tax rate.  Our effective tax rate during the same period in 2013 was favorably impacted by an audit settlement with the IRS related to periods prior to 2009.

Net income (loss) attributable to DISH Network.  Net income attributable to DISH Network was $389 million during the six months ended June 30, 2014, an increase of $185 million compared to $205 million for the same period in 2013.  This increase was primarily attributable to the changes in revenue and expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See Note 6 in the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our marketable investment securities.  As of June 30, 2014, our cash, cash equivalents and current marketable investment securities totaled $8.903 billion compared to $9.739 billion as of December 31, 2013, a decrease of $836 million.  This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from the $1.343 billion in payments related to the acquisition of the H Block wireless spectrum licenses, capital expenditures of $601 million and repurchases of our 6 5/8% Senior Notes due 2014 and our 7 3/4% Senior Notes due 2015, partially offset by cash of $1.151 billion generated from continuing operations.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cash Flow

The following discussion highlights our cash flow activities during the six months ended June 30, 2014.

Cash flows from operating activities from continuing operations

For the six months ended June 30, 2014, we reported “Net cash flows from operating activities from continuing operations” of $1.151 billion primarily attributable to $957 million of net income adjusted to exclude non-cash charges for “Depreciation and amortization” expense and “Deferred tax expense (benefit).”  In addition, “Net cash flows from operating activities from continuing operations” benefited from sources of cash related to the changes in working capital of $131 million due to timing differences between book expense and cash payments.

Cash flows from investing activities from continuing operations

For the six months ended June 30, 2014, we reported outflows from “Net cash flows from investing activities from continuing operations” of $1.657 billion primarily related to the $1.343 billion in payments related to the acquisition of the H Block wireless spectrum licenses and capital expenditures of $601 million, partially offset by net sales of marketable investment securities of $246 million.  The capital expenditures included $381 million for new and existing Pay-TV subscriber equipment, $29 million for new and existing Broadband subscriber equipment, $57 million for satellites and $134 million of other corporate capital expenditures.

Cash flows from financing activities from continuing operations

For the six months ended June 30, 2014, we reported outflows from “Net cash flows from financing activities from continuing operations” of $67 million primarily related to the repurchases of our 6 5/8% Senior Notes due 2014 and our 7 3/4% Senior Notes due 2015, partially offset by net proceeds from stock option exercises and stock issued under our Employee Stock Purchase Plan.

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

During the six months ended June 30, 2014 and 2013, adjusted free cash flow was significantly impacted by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities from continuing operations” and “Net cash flows from investing activities from continuing operations” sections, respectively, of our Condensed Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that adjusted free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, adjusted free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, and other factors.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table reconciles adjusted free cash flow to “Net cash flows from operating activities from continuing operations.”

	For the Six Months
	Ended June 30,
	2014	2013
	(In thousands)
Adjusted free cash flow	$550,546	$677,290
Add back:
Purchase of property and equipment	600,610	592,552
Net cash flows from operating activities from continuing operations	$1,151,156	$1,269,842

Subscriber Base

DISH lost approximately 4,000 net Pay-TV subscribers during the six months ended June 30, 2014, compared to a loss of approximately 42,000 net Pay-TV subscribers during the same period in 2013.  The decrease in the loss of net Pay-TV subscribers versus the same period in 2013 primarily resulted from lower Pay-TV churn and higher gross new Pay-TV subscriber activations.  See “Results of Operations” above for further discussion.  There are a number of factors that impact our future cash flow compared to the cash flow we generate at any given point in time, including our Pay-TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  As we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.

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

Stock Repurchases

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our Class A common stock.  On November 5, 2013, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of outstanding shares of our Class A common stock through and including December 31, 2014.  As of June 30, 2014, we may repurchase up to $1.0 billion of our Class A common stock under this plan.

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

Debt Maturity

6 5/8% Senior Notes due 2014

During the three months ended June 30, 2014, we repurchased $98 million of our 6 5/8% Senior Notes due 2014.  The remaining balance of $902 million matures on October 1, 2014 and is included in “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2014.  We expect to fund this obligation from cash generated from operations and existing cash and marketable investment securities balances.

7 3/4% Senior Notes due 2015

During the three months ended June 30, 2014, we repurchased $16 million of our 7 3/4% Senior Notes due 2015.  The remaining balance of $734 million matures on May 31, 2015 and has been reclassified to “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2014.  We expect to fund this obligation from cash generated from operations and existing cash and marketable investment securities balances.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 will become effective for us on January 1, 2017.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three and six months ended June 30, 2014.  For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

PART II — OTHER INFORMATION — Continued

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 include a detailed discussion of our risk factors.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from April 1, 2014 through June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
April 1 - April 30, 2014	—	$—	—	$1,000,000
May 1 - May 31, 2014	—	$—	—	$1,000,000
June 1 - June 30, 2014	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

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

Item 5.   OTHER INFORMATION

We held our 2013 Annual Meeting of Shareholders (the “2013 Annual Meeting”) on May 2, 2013.  We anticipate holding our 2014 Annual Meeting of Shareholders (the “2014 Annual Meeting”) on Thursday, October 30, 2014.  As the 2014 Annual Meeting date represents a change of more than 30 days from the anniversary date of the 2013 Annual Meeting, pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have set a new deadline for the receipt of any shareholder proposals submitted pursuant to Rule 14a-8 for inclusion in our proxy materials for the 2014 Annual Meeting.  In order to be considered timely, such shareholder proposals must be received by us no later than August 12, 2014.  This deadline will also apply in determining whether notice is timely for purposes of exercising discretionary voting authority with respect to proxies for purposes of Rule 14a-4(c) under the Exchange Act.  Furthermore, in accordance with the requirements for advance notice set forth in our Bylaws, in order for a shareholder proposal submitted outside of Rule 14a-8 under the Exchange Act or a director nomination to be considered timely, a shareholder’s notice of such proposal or director nomination must be received by us no later than August 16, 2014.  All shareholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act, and all notices of other shareholder proposals and director nominations, must be delivered to R. Stanton Dodge, Executive Vice President, General Counsel and Secretary, at DISH Network Corporation, 9601 S. Meridian Blvd., Englewood, Colorado 80112.  We reserve the right to reject, rule out of order or take other appropriate action with respect to any proposal or director nomination that does not comply with these and other applicable requirements.

PART II — OTHER INFORMATION — Continued

Item 6.   EXHIBITS

(a)                                 Exhibits.

31.1ð	Section 302 Certification of Chief Executive Officer.

31.2ð	Section 302 Certification of Chief Financial Officer.

32.1ð	Section 906 Certification of Chief Executive Officer.

32.2ð	Section 906 Certification of Chief Financial Officer.

101ð

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2014, filed on August 6, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

ð             Filed herewith.

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

Date:  August 6, 2014