Form 10-Q
period 2014-09-30
DISH Network CORP
filed 2014-11-04
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014.

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

As of October 29, 2014, the registrant’s outstanding common stock consisted of 222,480,089 shares of Class A common stock and 238,435,208 shares of Class B common stock.

	PART I — FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2014 and December 31, 2013 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	67

Item 4.	Controls and Procedures	67

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	67

Item 1A.	Risk Factors	67

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	68

	Signatures	69

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

Acquisition and Capital Structure Risks Affecting our Business

•                  We made substantial investments to acquire certain 700 MHz, AWS-4 and H Block wireless spectrum licenses and other related assets.  We may from time to time seek to acquire additional wireless spectrum licenses and related assets.  We will need to make significant additional investments or partner with others to commercialize our licenses and related assets, and if we decide to acquire additional licenses and related assets.

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

iii

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$4,750,556	$4,700,022
Marketable investment securities	4,521,549	5,039,382
Trade accounts receivable - other, net of allowance for doubtful accounts of $20,178 and $15,981, respectively	979,657	902,416
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	48,136	55,102
Inventory	528,011	512,707
Deferred tax assets	136,239	129,864
Prepaid income taxes	53,876	118,021
Current assets - discontinued operations (Note 2)	—	68,239
Derivative financial instruments	251,030	292,507
Other current assets	144,733	495,186
Total current assets	11,413,787	12,313,446

Noncurrent Assets:
Restricted cash and marketable investment securities	92,774	94,861
Property and equipment, net (Note 8)	3,802,802	4,097,711
FCC authorizations (Note 8)	4,968,171	3,296,665
Marketable and other investment securities (Note 6)	465,158	151,273
Noncurrent assets - discontinued operations (Note 2)	—	9,965
Other noncurrent assets, net	380,739	392,509
Total noncurrent assets	9,709,644	8,042,984
Total assets	$21,123,431	$20,356,430

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$241,853	$281,932
Trade accounts payable - EchoStar	303,623	355,023
Deferred revenue and other	898,691	843,386
Accrued programming	1,499,216	1,242,129
Accrued interest	203,960	232,734
Other accrued expenses	738,003	512,081
Current liabilities - discontinued operations (Note 2)	—	49,471
Current portion of long-term debt and capital lease obligations	1,581,401	1,034,893
Total current liabilities	5,466,747	4,551,649

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	11,789,609	12,596,793
Deferred tax liabilities	1,976,738	1,945,690
Long-term liabilities - discontinued operations (Note 2)	—	19,804
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	324,032	245,489
Total long-term obligations, net of current portion	14,090,379	14,807,776
Total liabilities	19,557,126	19,359,425

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interest (Note 2)	21,408	—

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 278,535,403 and 275,950,537 shares issued, 222,417,143 and 219,832,277 shares outstanding, respectively	2,785	2,760
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	2,627,099	2,588,224
Accumulated other comprehensive income (loss)	166,832	173,872
Accumulated earnings (deficit)	314,062	(220,701)
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	1,543,703	977,080
Noncontrolling interest	1,194	19,925
Total stockholders’ equity (deficit)	1,544,897	997,005
Total liabilities and stockholders’ equity (deficit)	$21,123,431	$20,356,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Revenue:
Subscriber-related revenue	$3,647,850	$3,463,753	$10,849,138	$10,264,684
Equipment sales and other revenue	16,268	25,200	64,786	74,447
Equipment sales, services and other revenue - EchoStar	15,233	16,068	47,744	27,194
Total revenue	3,679,351	3,505,021	10,961,668	10,366,325

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	2,132,583	1,976,712	6,305,951	5,812,325
Satellite and transmission expenses	181,230	141,440	511,683	400,517
Cost of sales - equipment, services and other	24,240	25,694	82,198	69,188
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	58,608	69,579	189,793	214,811
Other subscriber acquisition costs	264,200	313,217	770,487	822,752
Subscriber acquisition advertising	163,715	113,522	431,851	357,191
Total subscriber acquisition costs	486,523	496,318	1,392,131	1,394,754
General and administrative expenses	196,376	191,427	589,149	566,896
Depreciation and amortization (Note 8)	269,890	253,036	791,005	787,848
Impairment of long-lived assets (Note 11)	—	—	—	437,575
Total costs and expenses	3,290,842	3,084,627	9,672,117	9,469,103

Operating income (loss)	388,509	420,394	1,289,551	897,222

Other Income (Expense):
Interest income	14,109	39,957	46,485	120,904
Interest expense, net of amounts capitalized	(143,405)	(189,384)	(472,168)	(565,681)
Other, net	(56,089)	110,497	(52,444)	218,595
Total other income (expense)	(185,385)	(38,930)	(478,127)	(226,182)

Income (loss) before income taxes	203,124	381,464	811,424	671,040
Income tax (provision) benefit, net	(60,089)	(38,140)	(290,443)	(124,202)
Income (loss) from continuing operations	143,035	343,324	520,981	546,838
Income (loss) from discontinued operations, net of tax	—	(32,334)	—	(40,246)
Net income (loss)	143,035	310,990	520,981	506,592
Less: Net income (loss) attributable to noncontrolling interest, net of tax	(2,484)	(3,918)	(13,782)	(12,862)
Net income (loss) attributable to DISH Network	$145,519	$314,908	$534,763	$519,454

Weighted-average common shares outstanding - Class A and B common stock:
Basic	460,754	457,377	459,688	455,372
Diluted	463,202	460,715	462,537	458,396

Earnings per share - Class A and B common stock:
Basic net income (loss) per share from continuing operations attributable to DISH Network	$0.32	$0.76	$1.16	$1.23
Basic net income (loss) per share from discontinued operations	—	(0.07)	—	(0.09)
Basic net income (loss) per share attributable to DISH Network	$0.32	$0.69	$1.16	$1.14

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$0.31	$0.75	$1.16	$1.22
Diluted net income (loss) per share from discontinued operations	—	(0.07)	—	(0.09)
Diluted net income (loss) per share attributable to DISH Network	$0.31	$0.68	$1.16	$1.13

Comprehensive Income (Loss):
Net income (loss)	$143,035	$310,990	$520,981	$506,592
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(4,570)	3,878	1,029
Unrealized holding gains (losses) on available-for-sale securities	(38,502)	40,692	(18,933)	77,760
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	1,784	(49,221)	1,722	(54,565)
Deferred income tax (expense) benefit, net	13,421	3,647	6,293	(7,946)
Total other comprehensive income (loss), net of tax	(23,297)	(9,452)	(7,040)	16,278
Comprehensive income (loss)	119,738	301,538	513,941	522,870
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of tax	(2,484)	(3,918)	(13,782)	(12,862)
Comprehensive income (loss) attributable to DISH Network	$122,222	$305,456	$527,723	$535,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$520,981	$506,592
Less: Income (loss) from discontinued operations, net of tax	—	(40,246)
Income (loss) from continuing operations	$520,981	$546,838
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	791,005	787,848
Impairment of long-lived assets	—	437,575
Realized and unrealized losses (gains) on investments	45,498	(207,592)
Non-cash, stock-based compensation	24,958	25,297
Deferred tax expense (benefit)	68,050	(4,887)
Other, net	142,067	47,355
Changes in current assets and current liabilities, net	194,121	36,846
Net cash flows from operating activities from continuing operations	1,786,680	1,669,280
Net cash flows from operating activities from discontinued operations, net	(30,007)	(36,964)

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(3,796,993)	(5,009,859)
Sales and maturities of marketable investment securities	4,430,261	3,207,640
Purchases of derivative financial instruments	—	(702,833)
Settlement of derivative financial instruments	—	718,847
Purchases of property and equipment	(917,456)	(911,122)
Change in restricted cash and marketable investment securities	2,087	38,769
Purchases of FCC authorizations - H Block wireless spectrum licenses (Note 10)	(1,343,372)	—
Other, net	41,762	(94,621)
Net cash flows from investing activities from continuing operations	(1,583,711)	(2,753,179)
Net cash flows from investing activities from discontinued operations, net, including $0 and $1,782 of purchases of property and equipment, respectively	20,847	10,286

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	2,300,000
Proceeds from issuance of restricted debt	—	2,600,000
Redemption of restricted debt	—	(2,600,000)
Funding of restricted debt escrow	—	(2,596,750)
Release of restricted debt escrow	—	2,596,771
Repurchases of long-term debt	(199,999)	(48,552)
Repayment of long-term debt and capital lease obligations	(23,500)	(29,399)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	37,352	66,598
Other	33,712	9,395
Net cash flows from financing activities from continuing operations	(152,435)	2,298,063
Net cash flows from financing activities from discontinued operations, net	—	(186)

Effect of exchange rates on cash and cash equivalents from discontinued operations	—	13

Net increase (decrease) in cash and cash equivalents from continuing operations	50,534	1,214,164
Cash and cash equivalents, beginning of period from continuing operations	4,700,022	3,573,742
Cash and cash equivalents, end of period from continuing operations	$4,750,556	$4,787,906

Net increase (decrease) in cash and cash equivalents from discontinued operations	(9,160)	(26,851)
Cash and cash equivalents, beginning of period from discontinued operations	9,160	32,398
Cash and cash equivalents, end of period from discontinued operations	$—	$5,547

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

•            DISH.  The DISH® branded pay-TV service (“DISH”) had 14.041 million subscribers in the United States as of September 30, 2014.  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET™ brand, which had 0.553 million subscribers in the United States as of September 30, 2014.  This service utilizes advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide.  This service primarily targets approximately 15 million rural residents that are underserved, or unserved, by wireline broadband.  In addition to the dishNET branded satellite broadband service, we also offer wireline voice and broadband services under the dishNET brand as a competitive local exchange carrier to consumers living in a 14-state region in the western United States.  We primarily bundle our dishNET branded services with our DISH branded pay-TV service.

•            Wireless.  In 2008, we paid $712 million to acquire certain 700 MHz E Block (“700 MHz”) wireless spectrum licenses, which were granted to us by the FCC in February 2009.  On March 9, 2012, we completed the acquisitions of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”) and substantially all of the assets of TerreStar Networks, Inc. (“TerreStar”), pursuant to which we acquired, among other things, certain satellite assets and 40 MHz of spectrum licenses held by DBSD North America (the “DBSD Transaction”) and TerreStar (the “TerreStar Transaction”), which licenses the FCC modified in March 2013 to add AWS-4 authority (“AWS-4”).  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  In addition, we paid $1.672 billion to acquire all 176 H Block wireless spectrum licenses (“H Block”) in the H Block auction, which were granted to us by the FCC on April 29, 2014.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  As we review our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure, as well as the acquisition of additional wireless spectrum.  See Note 10 for further discussion.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary.  Minority interests are recorded as noncontrolling interest or redeemable non-controlling interest.  See below for further discussion.  Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Redeemable Noncontrolling Interests.  DISH Digital Holding L.L.C. (“DISH Digital”) has been consolidated into our financial statements since July 1, 2012.  Effective August 1, 2014, EchoStar Corporation (“EchoStar”) and DISH Digital entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, DISH Digital distributed certain assets to EchoStar and EchoStar reduced its interest in DISH Digital to a ten percent non-voting interest.  EchoStar’s ten percent non-voting interest is redeemable, subject to certain conditions, at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity and is recorded as “Redeemable noncontrolling interest” in the mezzanine section of our Condensed Consolidated Balance Sheets.  Since any redemption of EchoStar’s ten percent non-voting interest would occur at fair value, the “Redeemable noncontrolling interest” was initially accounted for at fair value, which established a minimum threshold value for this interest.  Redemption of the interest is contingent on a certain performance goal being achieved by DISH Digital, which is not yet probable of being achieved.  At such time that we determine the performance goal to be probable, the value of the “Redeemable noncontrolling interest” will be adjusted for any change in redemption value above the minimum threshold, with the offset recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  In addition, the operating results of DISH Digital attributable to EchoStar are recorded as “Redeemable noncontrolling interest” in our Condensed Consolidated Balance Sheets effective August 1, 2014.  See Note 12 for further discussion on DISH Digital and the Exchange Agreement.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, fair value of multi-element arrangements, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, retailer incentives, programming expenses, subscriber lives and royalty obligations.  Sustained economic weakness has increased the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.

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

As of September 30, 2014 and December 31, 2013, the carrying value for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 6 for the fair value of our marketable investment securities and see below for the fair value of our derivative financial instruments.

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

As of September 30, 2014 and December 31, 2013, we held derivative financial instruments indexed to the trading price of common equity securities with a fair value of $251 million and $293 million, respectively.  The fair value of the derivative financial instruments is dependent on the trading price of the indexed common equity securities, which may be volatile and vary depending on, among other things, the issuer’s financial and operational performance and market conditions.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$143,035	$343,324	$520,981	$546,838
Less: Net income (loss) attributable to noncontrolling interest	(2,484)	(3,918)	(13,782)	(12,862)
Income (loss) from continuing operations attributable to DISH Network	145,519	347,242	534,763	559,700

Income (loss) from discontinued operations, net of tax	—	(32,334)	—	(40,246)

Net income (loss) attributable to DISH Network	$145,519	$314,908	$534,763	$519,454

Weighted-average common shares outstanding - Class A and B common stock:
Basic	460,754	457,377	459,688	455,372
Dilutive impact of stock awards outstanding	2,448	3,338	2,849	3,024
Diluted	463,202	460,715	462,537	458,396

Earnings per share - Class A and B common stock:
Basic net income (loss) per share from continuing operations attributable to DISH Network	$0.32	$0.76	$1.16	$1.23
Basic net income (loss) per share from discontinued operations	—	(0.07)	—	(0.09)
Basic net income (loss) per share attributable to DISH Network	$0.32	$0.69	$1.16	$1.14

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$0.31	$0.75	$1.16	$1.22
Diluted net income (loss) per share from discontinued operations	—	(0.07)	—	(0.09)
Diluted net income (loss) per share attributable to DISH Network	$0.31	$0.68	$1.16	$1.13

As of September 30, 2014 and 2013, there were stock awards to purchase 0.4 million and 0.8 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect was anti-dilutive.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our performance-based stock incentive plans (“Restricted Performance Units”) is contingent upon meeting certain goals, some of which are not yet probable of being achieved. As a consequence, the following are also not included in the diluted EPS calculation.

	As of September 30,
	2014	2013
	(In thousands)
Performance based options	7,322	7,806
Restricted Performance Units	1,843	1,969
Total	9,165	9,775

4.                                      Supplemental Data — Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Nine Months
	Ended September 30,
	2014	2013
	(In thousands)
Cash paid for interest (including capitalized interest)	$652,793	$666,873
Cash received for interest	108,471	120,400
Cash paid for income taxes	161,279	235,917
Capitalized interest	158,582	101,265
Employee benefits paid in Class A common stock	25,781	24,230
Satellites and other assets financed under capital lease obligations	3,462	904
Unsettled purchases of marketable investment securities	203,088	8,962
Satellite and Tracking Stock Transaction with EchoStar:
Transfer of property and equipment, net	432,080	—
Investment in EchoStar and HSSC preferred tracking stock - cost method	316,204	—
Transfer of liabilities and other	44,540	—
Capital distribution to EchoStar, net of deferred taxes of $31,274	51,466	—
DISH Digital Exchange Transaction with EchoStar:
Transfer of property and equipment, net	8,978	—
Transfer of investments and intangibles, net	25,097	—
Capital distribution to EchoStar, net of deferred taxes of $3,542	5,845	—
Deemed distribution to EchoStar- initial fair value of redeemable noncontrolling interest, net of deferred taxes of $8,491	14,009	—

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.                                      Other Comprehensive Income (Loss)

The following tables present the tax effect on each component of “Other comprehensive income (loss).”

	For the Three Months Ended September 30,
	2014			2013
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$—	$—	$—	$(4,570)	$—	$(4,570)
Unrealized holding gains (losses) on available-for-sale securities	(38,502)	14,074	(24,428)	40,692	(14,343)	26,349
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	1,784	(653)	1,131	(49,221)	17,990	(31,231)
Other comprehensive income (loss)	$(36,718)	$13,421	$(23,297)	$(13,099)	$3,647	$(9,452)

	For the Nine Months Ended September 30,
	2014			2013
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$3,878	$—	$3,878	$1,029	$—	$1,029
Unrealized holding gains (losses) on available-for-sale securities	(18,933)	6,923	(12,010)	77,760	(27,887)	49,873
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	1,722	(630)	1,092	(54,565)	19,941	(34,624)
Other comprehensive income (loss)	$(13,333)	$6,293	$(7,040)	$24,224	$(7,946)	$16,278

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax.

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total
	(In thousands)
Balance as of December 31, 2013	$(3,878)	$177,750	$173,872
Other comprehensive income (loss) before reclassification	—	(12,010)	(12,010)
Amounts reclassified from accumulated other comprehensive income (loss)	3,878	1,092	4,970
Balance as of September 30, 2014	$—	$166,832	$166,832

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.                                      Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$21,870	$116,570
Current marketable investment securities - strategic	575,063	534,449
Current marketable investment securities - other	3,924,616	4,388,363
Total current marketable investment securities	4,521,549	5,039,382
Restricted marketable investment securities (1)	79,100	81,371
Noncurrent marketable investment securities - ARS and other (2)	135,408	133,652
Total marketable investment securities	4,736,057	5,254,405

Restricted cash and cash equivalents (1)	13,674	13,490

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method (2)	228,795	—
Investment in HSSC preferred tracking stock - cost method (2)	87,409	—
Other investment securities - cost method (2)	13,546	17,621
Total other investment securities	329,750	17,621

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$5,079,481	$5,285,516

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities include strategic and financial debt and equity investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of September 30, 2014, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in our investment portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of September 30, 2014 and December 31, 2013, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit.

Noncurrent Marketable Investment Securities — ARS and Other Investment Securities

We have investments in ARS and other investment securities which are classified as available-for-sale securities.  We generally recognize the changes in fair value of these securities as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  However, for certain of these investment securities, primarily ARS, we have elected to recognize the changes in fair value through “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (the “Fair Value Option”).  Previous events in the credit markets reduced or eliminated current liquidity for certain of our ARS and other investment securities.  As a result, we classify these investments as noncurrent assets, as we intend to hold these investments until they recover or mature.

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

Fair Value Option.  As of September 30, 2014, our ARS and other noncurrent marketable investment securities portfolio of $135 million included $94 million of securities accounted for under the Fair Value Option.

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in noncurrent “Marketable and other investment securities” on our Condensed Consolidated Balance Sheets and accounted for using the cost, equity and/or available-for-sale methods of accounting.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2014 and December 31, 2013, we had accumulated net unrealized gains of $164 million and $181 million, respectively. These amounts, net of related tax effect, were $167 million and $178 million, respectively. All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” The components of our available-for-sale investments are summarized in the table below.

	As of September 30, 2014				As of December 31, 2013
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$21,870	$—	$—	$—	$116,570	$—	$—	$—
ARS and other	41,828	1,617	(3,201)	(1,584)	45,030	1,188	(5,138)	(3,950)
ARS Fair Value Option	93,580	—	—	—	88,622	—	—	—
Other (including restricted)	4,190,657	78,374	(1,344)	77,030	4,668,532	83,363	(4,741)	78,622
Equity securities	388,122	93,360	(4,659)	88,701	335,651	106,684	—	106,684
Total	$4,736,057	$173,351	$(9,204)	$164,147	$5,254,405	$191,235	$(9,879)	$181,356

As of September 30, 2014, restricted and non-restricted marketable investment securities included debt securities of $2.778 billion with contractual maturities within one year, $1.358 billion with contractual maturities extending longer than one year through and including five years, $1 million with contractual maturities extending longer than five years through and including ten years and $211 million with contractual maturities longer than ten years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of September 30, 2014, the unrealized losses on our investments in equity securities represented investments in broad-based indices and in the telecommunications industry. We are not aware of any factors that indicate the unrealized losses in these investments are due to factors other than temporary market fluctuations. As of September 30, 2014, the unrealized losses related to our investments in debt securities primarily represented investments in ARS and other corporate bonds. We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time. In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	September 30, 2014		December 31, 2013
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$1,979,006	$(1,322)	$2,208,930	$(3,106)
12 months or more	219,053	(3,223)	84,915	(6,773)
Equity Securities:
Less than 12 months	56,365	(4,659)	—	—
12 months or more	—	—	—	—
Total	$2,254,424	$(9,204)	$2,293,845	$(9,879)

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$4,539,145	$73,936	$4,465,209	$—	$4,387,252	$323,638	$4,063,614	$—

Debt securities:
VRDNs	$21,870	$—	$21,870	$—	$116,570	$—	$116,570	$—
ARS and other	135,408	—	218	135,190	133,652	—	678	132,974
Other (including restricted)	4,190,657	39,834	4,144,970	5,853	4,668,532	11,015	4,644,471	13,046

Equity securities	388,122	388,122	—	—	335,651	335,651	—	—

Subtotal	4,736,057	427,956	4,167,058	141,043	5,254,405	346,666	4,761,719	146,020

Derivative financial instruments	251,030	—	251,030	—	292,507	—	292,507	—

Total	$4,987,087	$427,956	$4,418,088	$141,043	$5,546,912	$346,666	$5,054,226	$146,020

As of September 30, 2014 and December 31, 2013, our Level 3 investments consisted predominately of ARS and other investment securities.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  The valuation models used for some of our ARS investments require an evaluation of the underlying instruments held by the trusts that issue these securities.  For our other ARS and other investment securities, our evaluation uses, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

Changes in Level 3 instruments were as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2013	$146,020
Net realized and unrealized gains (losses) included in earnings	(3,068)
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	3,465
Purchases	—
Settlements	(5,374)
Issuances	—
Transfers into or out of Level 3	—
Balance as of September 30, 2014	$141,043

During the nine months ended September 30, 2014, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other Income (Expense):	2014	2013	2014	2013
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$168	$49,223	$6,358	$63,405
Marketable investment securities - unrealized gains (losses) on investments accounted for using the Fair Value Option	(2,060)	8,689	4,958	19,175
Derivative financial instruments - net realized and/or unrealized gains (losses)	(41,302)	52,505	(41,476)	137,703
Marketable investment securities - other-than-temporary impairments	(1,951)	—	(8,081)	(1,919)
Costs related to early redemption of debt (Note 9)	(7,257)	—	(7,257)
Other	(3,687)	80	(6,946)	231
Total	$(56,089)	$110,497	$(52,444)	$218,595

7.                                      Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Finished goods	$280,485	$299,975
Raw materials	159,210	102,563
Work-in-process	88,316	110,169
Total	$528,011	$512,707

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.                                      Property and Equipment and FCC Authorizations

Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	September 30,	December 31,
	(In Years)	2014	2013
		(In thousands)
Equipment leased to customers	2-5	$3,640,723	$3,596,310
EchoStar I (1)	12	—	201,607
EchoStar VII (1)	15	—	177,000
EchoStar X (1)	15	—	177,192
EchoStar XI (1)	15	—	200,198
EchoStar XIV (1)	15	—	316,541
EchoStar XV	15	277,658	277,658
D1	15	150,000	150,000
T1	15	401,721	401,721
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	752,035	720,570
Buildings and improvements	1-40	84,638	83,531
Land	—	5,504	5,692
Construction in progress	—	745,128	515,447
Total property and equipment		6,557,226	7,323,286
Accumulated depreciation (1)		(2,754,424)	(3,225,575)
Property and equipment, net		$3,802,802	$4,097,711

(1)         Property and equipment and accumulated depreciation decreased $1.073 billion and $633 million, respectively, as a result of the Satellite and Tracking Stock Transaction.  See Note 6 and Note 12 for further discussion.

Construction in progress consisted of the following:

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Wireless ground equipment and build-out, including capitalized interest	$449,387	$289,732
Pay-TV Satellites, including capitalized interest	236,688	143,839
T2 satellite	40,000	40,000
Other	19,053	41,876
Construction in progress	$745,128	$515,447

As we prepare for commercialization of our AWS-4 and H Block wireless spectrum licenses, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets, interest expense related to their carrying value is being capitalized within “Property and equipment, net” on our Condensed Consolidated Balance Sheets based on our weighted-average borrowing rate for our debt.  We began capitalizing interest on the H Block licenses in April 2014 concurrent with the FCC order granting our application to acquire these licenses.  See Note 10 for further discussion.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Equipment leased to customers	$219,978	$195,843	$639,662	$555,653
Satellites	21,956	33,866	73,809	101,598
Buildings, furniture, fixtures, equipment and other (1)	27,956	23,327	77,534	130,597
Total depreciation and amortization	$269,890	$253,036	$791,005	$787,848

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

As of September 30, 2014, our pay-TV satellite fleet consisted of the following:

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
EchoStar XV (1)	July 2010	45	15

Leased from EchoStar (1):
EchoStar I (2)(3)	December 1995	77	NA
EchoStar VII (2)(3)	February 2002	119	NA
EchoStar VIII	August 2002	77	NA
EchoStar IX	August 2003	121	NA
EchoStar X (2)(3)	February 2006	110	NA
EchoStar XI (2)(3)	July 2008	110	NA
EchoStar XII (2)	July 2003	61.5	NA
EchoStar XIV (2)(3)	March 2010	119	NA
EchoStar XVI	November 2012	61.5	NA
Nimiq 5	September 2009	72.7	NA
QuetzSat-1	September 2011	77	NA

Leased from Other Third Party:
Anik F3	April 2007	118.7	NA
Ciel II	December 2008	129	NA

Under Construction:
EchoStar XVIII	2015	110	15

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(1)         See Note 12 for further discussion of our Related Party Transactions with EchoStar.

(2)         We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s useful life.

(3)         On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things, we transferred these satellites to EchoStar and lease back certain satellite capacity on these satellites.  See Note 6 for further discussion.

FCC Authorizations

As of September 30, 2014 and December 31, 2013, our “FCC authorizations” consisted of the following:

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
DBS Licenses	$611,794	$611,794
700 MHz Licenses	711,871	711,871
MVDDS Licenses (1)	24,000	24,000
AWS-4 Licenses	1,949,000	1,949,000
H Block Licenses (2)	1,671,506	—
Total	$4,968,171	$3,296,665

(1)         We have multichannel video distribution and data service (“MVDDS”) licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  We have filed an application with the FCC seeking an extension of the build-out requirements related to our MVDDS licenses and requested an additional four-year license term.  That application remains pending, and we cannot predict the timing or outcome of our application.  Part or all of our MVDDS licenses may be terminated if our application for an extension is not granted.  If the FCC decides to terminate part or all of these licenses, we may be required to write-off up to the $24 million carrying value.

(2)         On April 29, 2014, the FCC issued an order granting our application to acquire all 176 wireless spectrum licenses in the H Block auction.  See Note 10 for further discussion.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.                                      Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of September 30, 2014 and December 31, 2013:

	As of
	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
6 5/8% Senior Notes due 2014 (1)	$900,000	$900,000	$1,000,000	$1,040,200
7 3/4% Senior Notes due 2015 (2)	650,001	673,564	750,000	813,750
7 1/8% Senior Notes due 2016	1,500,000	1,591,875	1,500,000	1,657,500
4 5/8% Senior Notes due 2017	900,000	918,099	900,000	946,962
4 1/4% Senior Notes due 2018	1,200,000	1,207,200	1,200,000	1,221,792
7 7/8% Senior Notes due 2019	1,400,000	1,589,000	1,400,000	1,603,000
5 1/8% Senior Notes due 2020	1,100,000	1,127,500	1,100,000	1,104,950
6 3/4% Senior Notes due 2021	2,000,000	2,146,260	2,000,000	2,122,500
5 7/8% Senior Notes due 2022	2,000,000	2,040,000	2,000,000	1,997,500
5 % Senior Notes due 2023	1,500,000	1,447,500	1,500,000	1,458,090
Mortgages and other notes payable (3)	34,794	34,794	80,769	80,769
Subtotal	13,184,795	$13,675,792	13,430,769	$14,047,013
Unamortized discounts, net	(16,142)		(19,198)
Capital lease obligations (4)	202,357	NA	220,115	NA
Total long-term debt and capital lease obligations (including current portion)	$13,371,010		$13,631,686

(1)         During the nine months ended September 30, 2014, we repurchased $100 million of our 6 5/8% Senior Notes due 2014 in open market trades.  The remaining balance of $900 million was redeemed on October 1, 2014 and is included in “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2014.

(2)         During the nine months ended September 30, 2014, we repurchased $100 million of our 7 3/4% Senior Notes due 2015 in open market trades.  The remaining balance of $650 million matures on May 31, 2015 and is included in “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2014.

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

On September 9, 2013, we filed a letter with the FCC in support of a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution”).  On October 29, 2013, the FCC issued an order approving the Interoperability Solution (the “Interoperability Solution Order”), which requires us to reduce power emissions on our 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved our request to modify the 700 MHz Interim Build-Out Requirement so that by March 2017, we must provide signal coverage and offer service to at least 40% of our total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved our request to modify the 700 MHz Final Build-Out Requirement so that by March 2021, we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  These requirements replaced the previous build-out requirements associated with our 700 MHz licenses.  While the modifications to our 700 MHz licenses provide us additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on our ability to fully utilize our 700 MHz licenses.  If we fail to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and we could face the reduction of license area(s).  If we fail to meet the Modified 700 MHz Final Build-Out Requirement, our authorization may terminate for the geographic portion of each license in which we are not providing service.

AWS-4 Licenses.  On March 2, 2012, the FCC approved the transfer of 40 MHz of wireless spectrum licenses held by DBSD North America and TerreStar to us.  On March 9, 2012, we completed the DBSD Transaction and the TerreStar Transaction, pursuant to which we acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.

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

On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”).  If we fail to meet the AWS-4 Interim Build-Out Requirement, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If we fail to meet the Modified AWS-4 Final Build-Out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement may terminate.  The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 licenses to allow us to repurpose all 20 MHz of our uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Downlink Waiver”).  If we fail to notify the FCC that we intend to use our uplink spectrum for downlink by June 20, 2016, the AWS-4 Downlink Waiver will terminate, and the Modified AWS-4 Final Build-Out Requirement will revert back to the AWS-4 Final Build-Out Requirement.

H Block Licenses.  The auction of wireless spectrum known as the H Block commenced on January 22, 2014 and concluded on February 27, 2014.  We were the winning bidder for all 176 wireless spectrum licenses in the H Block auction with an aggregate bid of $1.564 billion.  On December 17, 2013, we paid approximately $328 million to the FCC as a deposit for the H Block auction.  We paid the remaining balance of our winning bid of approximately $1.236 billion for the H Block licenses on March 28, 2014.  On April 29, 2014, the FCC issued an order granting our application to acquire these H Block licenses.  As a result, during May 2014, we also paid approximately $13 million to UTAM, Inc. for clearance costs associated with the lower H Block spectrum and approximately $95 million to Sprint for clearance costs associated with the upper H Block spectrum in connection with the issuance of the H Block licenses.  The H Block licenses are subject to certain interim and final build-out requirements.  By April 2018, we must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual H Block license (the “H Block Interim Build-Out Requirement”).  By April 2024, we must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block license (the “H Block Final Build-Out Requirement”).  If we fail to meet the H Block Interim Build-Out Requirement, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from April 2024 to April 2022) for each H Block license area in which we fail to meet the requirement.  If we fail to meet the H Block Final Build-Out Requirement, our authorization for each H Block license area in which we fail to meet the requirement may terminate.  The FCC has adopted rules for the H Block spectrum band that is adjacent to our AWS-4 licenses.  Depending on the outcome of the standard-setting process for the H Block and our ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact 15 MHz of our AWS-4 uplink spectrum (2005-2020 MHz), which may have a material adverse effect on our ability to commercialize the AWS-4 licenses.

AWS-3 Auction.  We have filed an application with the FCC to participate as a potential bidder in the upcoming AWS-3 wireless spectrum auction.  On October 30, 2014, the FCC announced that we and 69 other applicants were qualified to participate in the AWS-3 auction.  The auction is scheduled to commence on November 13, 2014.  The FCC has set an aggregate reserve price of:  (i) approximately $580 million for licenses in the 1695-1710 MHz band, and (ii) approximately $10.066 billion for paired licenses in the 1755-1780/2155-2180 MHz bands, to conclude the auction of spectrum in each respective band.  The FCC determined that bidding in this auction will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auction.

Commercialization of Wireless Spectrum Licenses and Related Assets.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  We will need to make significant additional investments or partner with others to, among

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

other things, commercialize, build-out, and integrate our licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to our licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, and regulatory compliance, any such investment or partnership could vary significantly.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on our wireless spectrum licenses or that we will be able to profitably deploy the assets represented by our wireless spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

Guarantees

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $10 million over approximately the next five months.

During the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of September 30, 2014, the remaining obligation of our guarantee was $327 million.

As of September 30, 2014, we have not recorded a liability on the balance sheet for any of these guarantees.

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

Custom Media Technologies LLC

On August 15, 2013, Custom Media Technologies LLC (“Custom Media”) filed complaints against us; AT&T Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,269,275 (the “275 patent”).  The 275 patent, which is entitled “Method and System for Customizing and Distributing Presentations for User Sites,” relates to the provision of customized presentations to viewers over a network, such as “a cable television network, an Internet or other computer network, a broadcast television network, and/or a satellite system.”  Custom Media alleges that our DVR devices and DVR functionality infringe the 275 patent.  Custom Media is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Pursuant to a stipulation between the parties, on November 6, 2013, the Court entered an order substituting DISH Network L.L.C., our wholly-owned subsidiary, as the defendant in our place.  A trial date is set for September 19, 2016.

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

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and Telephone Sales Rules, as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs are seeking civil penalties and damages of approximately $270 million and that the federal plaintiff is seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs are also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We have also filed a motion for summary judgment, seeking dismissal of all claims, and the Court heard oral arguments on the parties’ summary judgment motions on October 17, 2014.

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

Garnet Digital, LLC

On September 9, 2013, Garnet Digital, LLC (“Garnet Digital”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,379,421 (the “421 patent”), which is entitled “Interactive Terminal for the Access of Remote Database Information.”  The 421 patent relates to methods for accessing information from a

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

remote computerized database and related devices.  On the same day, Garnet Digital filed similar complaints in the same court against 15 other defendants, including AT&T Inc.; Comcast Corp.; DirecTV; TiVo, Inc. and Verizon Communications, Inc.  Garnet Digital is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On July 30, 2014, the Court dismissed the claims against us with prejudice.

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

Later on May 24, 2012, (i) Fox Broadcasting Company; Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Slingbox placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC; Universal Network Television, LLC; Open 4 Business Productions LLC and NBCUniversal, LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc.; CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.

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

California Actions.  The NBC plaintiffs and Fox plaintiffs filed amended complaints in their respective California actions adding copyright claims against EchoStar and EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar.  In addition, the Fox plaintiffs’ amended complaint added claims challenging the Hopper Transfers™ feature of our second-generation Hopper set-top box.

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari, but they did not file.  As a result, the stay of the NBC plaintiffs’ action expired.  On August 6, 2014, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs, pending a final judgment on all claims in the Fox plaintiffs’ action.  No trial date is currently set on the NBC claims.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies L.L.C. seeking to enjoin the Slingbox placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  On September 23, 2013, the California court denied the Fox plaintiffs’ motion.  The Fox plaintiffs appealed, and on July 14, 2014, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the Hopper Transfers feature and the Slingbox placeshifting functionality in our second-generation Hopper set-top box.  On October 17, 2014, the California court heard oral argument on the Fox plaintiffs’ and our respective motions for summary judgment.  The Fox claims are set for trial on February 24, 2015.

New York Actions.  Both the ABC and CBS parties filed counterclaims in the New York action adding copyright claims against EchoStar Technologies L.L.C., and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of our CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal was heard on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  Pursuant to a settlement between us and the ABC parties, on March 4, 2014, the ABC parties withdrew their appeal to the United States Court of Appeals for the Second Circuit, and, on March 6, 2014, we and the ABC parties dismissed without prejudice all of our respective claims pending in the United States District Court for the Southern District of New York.  The CBS claims in the New York action are set to be trial-ready on May 29, 2015.

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

Joao Control & Monitoring Systems LLC

On April 23, 2014, Joao Control & Monitoring Systems, LLC (“Joao Control”) filed a complaint against us in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,549,130 (the “130 patent”), which is entitled “Control Apparatus and Method for Vehicles and/or for Premises.”  Joao alleges that we infringe the 130 patent by making, using, providing and/or importing remotely-accessed DVRs.  On the same day, Joao Control also filed similar actions against DirecTV; Verizon Communications, Inc.; Time Warner Cable Inc.; Cox Communications, Inc.; and Cablevision Systems Corporation, among others.  Joao Control is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Joao Control never served us with its complaint and on June 23, 2014, Joao Control dismissed its complaint against us without prejudice.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared filed its complaint, which included various claims against us, EchoStar, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims include, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against us, EchoStar and Mr. Ergen; and Harbinger’s claim against SPSO for statutory disallowance.  These claims proceeded to a non-jury trial on January 9, 2014.  In its Post-Trial Findings of Fact and Conclusions of Law entered on June 10, 2014, the Bankruptcy Court rejected all claims against us and EchoStar, and it rejected some but not all claims against the other defendants.

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

On July 25, 2014, Jacksonville PFPF filed a second amended complaint, which added claims against George R. Brokaw and Charles M. Lillis, as Director Defendants, and Thomas A. Cullen, R. Stanton Dodge and K. Jason Kiser, as officers of the Company.  Jacksonville PFPF asserted five claims in its second amended complaint, each of which alleged breaches of the duty of loyalty.  Three of the claims were asserted solely against Mr. Ergen; one claim was made against all of the Director Defendants, other than Mr. Ergen and Mr. Clayton; and the final claim was made against Messrs. Cullen, Dodge and Kiser.

Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us; EchoStar and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277 and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving us and EchoStar as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which we and EchoStar are sublicensees.  On August 12, 2014, in response to the parties’ respective summary judgment motions related to the Gemstar license issues, the Court ruled in favor of PMC and dismissed all claims by or against Gemstar and entered partial final judgment in PMC’s favor as to those claims.  On September 16, 2014, we and EchoStar filed a notice of appeal of that partial final judgment, which is pending.  A trial date is set for January 12, 2015.  PMC has informed us that it will not pursue at trial its claim for infringement of United States Patent No. 5,109,414.  PMC’s damages expert contends that we and EchoStar are liable for damages ranging from approximately $500 million to $650 million as of March 31, 2012, which does not include pre-judgment interest and may be trebled under Federal law.

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

Phoenix Licensing, L.L.C./LPL Licensing, L.L.C.

On October 17, 2014, Phoenix Licensing, L.L.C. and LPL Licensing, L.L.C. (together referred to as “Phoenix”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,987,434 entitled “Apparatus and Method for Transacting Marketing and Sales of Financial Products” (the “434 patent”); 7,890,366 entitled “Personalized Communication Documents, System and Method for Preparing Same” (the “366 patent); 8,352,317 entitled “System for Facilitating Production of Variable Offer Communications” (the “317 patent”); 8,234,184 entitled “Automated Reply Generation Direct Marketing System” (the “184 patent”); and 6,999,938 entitled “Automated Reply Generation Direct Marketing System” (the “938 patent”).  Phoenix alleges that we infringe the asserted patents by making and using products and services that generate customized marketing materials.  Phoenix is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Qurio Holdings, Inc.

On September 26, 2014, Qurio Holdings, Inc. (“Qurio”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,102,863 entitled “Highspeed WAN To Wireless LAN Gateway” (the “863 Patent”) and United States Patent No. 7,787,904 entitled “Personal Area Network Having Media Player And Mobile Device Controlling The Same” (the “904 Patent”).  On the same day, Qurio filed similar complaints against Comcast and DirecTV.  Qurio is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of California.  The suit originally alleged infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.  Only four patents remain in the case against us, of which all are expired and two are subject to granted reexamination proceedings before the United States Patent and Trademark Office.  We and Katz entered into a settlement agreement effective October 8, 2014, under which Katz agreed to dismiss the action against us with prejudice.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.” TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Tse

On May 30, 2012, Ho Keung Tse filed a complaint against our wholly-owned subsidiary Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 6,665,797 (the “797 patent”), which is entitled “Protection of Software Again [sic] Against Unauthorized Use.”  Mr. Tse is the named inventor on the 797 patent.  On the same day that he sued Blockbuster, Mr. Tse filed a separate action in the same court alleging infringement of the same patent against Google Inc.; Samsung Telecommunications America, LLC and HTC America Inc.  He also has earlier-filed litigation on the same patent pending in the United States District Court for the Northern District of California against Sony Connect, Inc.; Napster, Inc.; Apple Computer, Inc.; Realnetworks, Inc. and MusicMatch, Inc.  On March 8, 2013, the Court granted Blockbuster’s motion to transfer the matter to the United States District Court for the Northern District of California, the same venue where the matter against Google Inc.; Samsung Telecommunications America, LLC and HTC America Inc. also was transferred.  On December 11, 2013, the Court granted our motion for summary judgment based on invalidity of the 797 patent.  Mr. Tse filed a notice of appeal on January 8, 2014, and the United States Court of Appeals for the Federal Circuit ordered that the appeal be submitted to a three judge panel of the Federal Circuit on July 10, 2014 without oral argument.  On July 16, 2014, the Federal Circuit affirmed the District Court’s entry of summary judgment in our favor.  On August 11, 2014, Mr. Tse filed a petition for rehearing or rehearing en banc, which the Federal Circuit denied on September 15, 2014.

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

The total assets, revenue and operating income by segment were as follows:

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Total assets:
DISH	$20,635,838	$19,694,655
Wireless (1)	5,937,093	4,625,505
Eliminations	(5,449,500)	(4,041,934)
Total assets from continuing operations	21,123,431	20,278,226
Assets from discontinued operations	—	78,204
Total assets	$21,123,431	$20,356,430

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Revenue:
DISH	$3,679,419	$3,504,626	$10,961,402	$10,364,718
Wireless	4	395	338	1,607
Eliminations	(72)	—	(72)	—
Total revenue	$3,679,351	$3,505,021	$10,961,668	$10,366,325

Operating income (loss):
DISH	$402,223	$441,843	$1,342,413	$1,461,682
Wireless (2)	(13,714)	(21,449)	(52,862)	(564,460)
Total operating income (loss)	$388,509	$420,394	$1,289,551	$897,222

(1)         This increase in assets is primarily related to the acquisition of our H Block wireless spectrum licenses.  See Note 10 for further discussion.

(2)         The nine months ended September 30, 2013 included a $438 million impairment charge for the T2 and D1 satellites, $53 million of additional depreciation expense related to the accelerated depreciable lives of certain assets designed to support the TerreStar MSS business and $18 million of legal and financial advisory fees related to our proposed merger with Sprint.

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the products are delivered and services are provided.  All revenue from continuing operations was derived from the United States.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

“Equipment sales, services and other revenue - EchoStar”

Remanufactured Receiver Agreement.  We entered into a remanufactured receiver agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2014, we and EchoStar extended this agreement until December 31, 2015.  EchoStar may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to us.  We may also terminate this agreement if certain entities acquire us.

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

“Satellite and transmission expenses”

During the three months ended September 30, 2014 and 2013, we incurred $171 million and $131 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the nine months ended September 30, 2014 and 2013, we incurred $481 million and $370 million, respectively, for these satellite and transmission expenses.  The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

“General and administrative expenses”

During the three months ended September 30, 2014 and 2013, we incurred $26 million and $23 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the nine months ended September 30, 2014 and 2013, we incurred $81 million and $68 million, respectively, for these general and administrative expenses.  The agreements pertaining to these expenses are discussed below.  In addition, the expenses incurred pursuant to the Commercial Agreement discussed in “DISH Digital,” under “Other Agreements — EchoStar” below, are also included in these amounts.

Product Support Agreement.  In connection with the Spin-off, we entered into a product support agreement pursuant to which we have the right, but not the obligation, to receive product support from EchoStar (including certain engineering and technical support services) for all set-top boxes and related accessories that EchoStar has previously

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

•                  Gilbert Lease Agreement.  The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona terminated on May 31, 2014.

•                  Cheyenne Lease Agreement.  The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  We have the option to renew this agreement for successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  In November 2014, we exercised our right to renew this agreement for a one-year period ending on December 31, 2015.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

XiP Encryption Agreement.  During the third quarter 2012, we entered into an encryption agreement with EchoStar for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which EchoStar provides certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  The term of the XiP Encryption Agreement is for a period until December 31, 2014.  Under the XiP Encryption Agreement, we have the option, but not the obligation, to extend the XiP Encryption Agreement for one additional year upon 180 days notice prior to the end of the term.  On May 5, 2014, we provided EchoStar notice to extend the XiP Encryption Agreement for one additional year until December 31, 2015.  We and EchoStar each have the right to terminate the XiP Encryption Agreement for any reason upon at least 30 days notice and 180 days notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

Other Agreements — EchoStar

Receiver Agreement.  EchoStar is currently our primary supplier of set-top box receivers.  Effective January 1, 2012, we and EchoStar entered into a receiver agreement (the “2012 Receiver Agreement”) pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We have an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  On May 5, 2014, we provided EchoStar notice to extend the 2012 Receiver Agreement for one additional year until December 31, 2015.  The 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.  EchoStar provides us with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.

For the three months ended September 30, 2014 and 2013, we purchased set-top boxes and other equipment from EchoStar of $293 million and $341 million, respectively.  For the nine months ended September 30, 2014 and 2013, we purchased set-top boxes and other equipment from EchoStar of $883 million and $947 million, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and HNS entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement our RUS program.  The RUS Agreement expired during June 2013, when the Grant Funds were exhausted.  During the nine months ended September 30, 2013, we expensed $3 million under the RUS Agreement, which is included in “Cost of sales — equipment, services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, dishNET Satellite Broadband L.L.C. (“dishNET Satellite Broadband”), our wholly-owned subsidiary, and HNS entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which dishNET Satellite Broadband has the right, but not the obligation, to market, sell and distribute the HNS satellite Internet service (the “Service”).  dishNET Satellite Broadband pays HNS a monthly per subscriber wholesale service fee for the Service based upon the subscriber’s service level, and, beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET Satellite Broadband has the right, but not the obligation, to purchase certain broadband equipment from HNS to support the sale of the Service.  The Distribution Agreement initially had a term of five years with automatic renewal for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term.  As part of the Satellite and Tracking Stock Transaction, on February 20, 2014, dishNET Satellite Broadband and HNS amended the Distribution Agreement which, among other things, extends the initial term of the Distribution Agreement through March 1, 2024.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.  During the three months ended September 30, 2014 and 2013, we paid $18 million and $9 million, respectively, for these services from HNS, included in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the nine months ended September 30, 2014 and 2013, we paid $50 million and $19 million, respectively, for these services.

For the three months ended September 30, 2014 and 2013, we purchased broadband equipment from HNS of $5 million and $17 million, respectively.  For the nine months ended September 30, 2014 and 2013, we purchased broadband equipment from HNS of $20 million and $49 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  In addition, we purchase certain broadband equipment from EchoStar under the 2012 Receiver Agreement, as previously discussed.  In addition, see above for further information regarding the Distribution Agreement.

Radio Access Network Agreement.  On November 29, 2012, we entered into an agreement with HNS pursuant to which HNS will construct for us a ground-based satellite radio access network (“RAN”) for a fixed fee.  The completion of the RAN under this agreement is expected to occur on or before November 29, 2014.  This agreement generally may be terminated by us at any time for convenience.  As of September 30, 2014 and December 31, 2013, we capitalized $18 million and $13 million, respectively, for these services, included in “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

terms, the term of the T2 Development Agreement expired on the later of: (i) December 31, 2013, or (ii) the date on which the T2 ATP expires.

During the fourth quarter 2013, we and EchoStar amended and restated the T2 Development Agreement (the “Amended and Restated T2 Development Agreement”), which supersedes and replaces the T2 Development Agreement.  Under the Amended and Restated T2 Development Agreement, EchoStar will continue to reimburse us for amounts we pay pursuant to the T2 ATP with SS/L.  In exchange, we granted EchoStar the right and option to purchase our rights in the T2 satellite for the sum of $55 million, exercisable at any time between January 1, 2014 and (i) the expiration or earlier termination of the Amended and Restated T2 Development Agreement or (ii) December 19, 2014, whichever occurs sooner.  Unless sooner terminated in accordance with its terms, the term of the Amended and Restated T2 Development Agreement expires on the later of: (a) December 19, 2014; or (b) the date on which the T2 ATP expires.  As of September 30, 2014, we have received payments from EchoStar of approximately $37 million under the Amended and Restated T2 Development Agreement.

DISH Digital.  Effective July 1, 2012, we and EchoStar formed DISH Digital, which was owned two-thirds by us and one-third by EchoStar and was consolidated into our financial statements beginning July 1, 2012.  DISH Digital was formed to develop and commercialize certain advanced technologies.  At that time, we, EchoStar and DISH Digital entered into the following agreements with respect to DISH Digital:  (i) a contribution agreement pursuant to which we and EchoStar contributed certain assets in exchange for our respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement (the “Operating Agreement”), which provides for the governance of DISH Digital; and (iii) a commercial agreement (the “Commercial Agreement”) pursuant to which, among other things, DISH Digital has:  (a) certain rights and corresponding obligations with respect to its business; and (b) the right, but not the obligation, to receive certain services from us and EchoStar, respectively.  Since this was a formation of an entity under common control and a step-up in basis was not allowed, each party’s contributions were recorded at historical book value for accounting purposes.  We consolidated DISH Digital with EchoStar’s ownership position recorded as non-controlling interest.

Effective August 1, 2014, EchoStar and DISH Digital entered into the Exchange Agreement pursuant to which, among other things, DISH Digital distributed certain assets to EchoStar and EchoStar reduced its interest in DISH Digital to a ten percent non-voting interest.  We now have a ninety percent equity interest and a 100% voting interest in DISH Digital.  In addition, we, EchoStar and DISH Digital amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement.  Finally, we, EchoStar and DISH Digital amended and restated the Commercial Agreement, pursuant to which, among other things, DISH Digital:  (1) continues to have certain rights and corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain services from us and EchoStar; and (3) has a license from EchoStar to use certain of the assets distributed to EchoStar as part of the Exchange Agreement.

Since the Exchange Agreement is among entities under common control, we recorded the difference between the historical cost basis of the assets transferred to EchoStar and our historical cost basis in EchoStar’s one-third noncontrolling interest in DISH Digital as a $6 million, net of deferred taxes, capital distribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheet.  In addition, we recorded the initial fair value of EchoStar’s ten percent non-voting interest as a $14 million, net of deferred taxes, deemed distribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheet.  All services provided to DISH Digital by EchoStar under the Commercial Agreement are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See “General and administrative expenses” within the related party section previously discussed.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

•                  Satellite Capacity Leased from EchoStar.  On February 20, 2014, we entered into satellite capacity agreements with certain subsidiaries of EchoStar pursuant to which, beginning March 1, 2014, we, among other things, lease certain satellite capacity on the Transferred Satellites.  See further discussion under “Satellite and transmission expenses — Satellite Capacity Leased from EchoStar.”

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

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$20,914	$22,563	$60,964	$69,129

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$13,924	$20,954
Commitments to NagraStar	$7,749	$2,463

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

Overview

Our business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value.  We promote DISH® branded programming packages as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers.  We believe that there continues to be unsatisfied demand for high-quality, reasonably priced subscription television services.

We generate revenue primarily by providing pay-TV programming and broadband services to our subscribers.  We also generate revenue from pay-TV equipment rental fees and other hardware related fees, including fees for DVRs, fees for broadband equipment, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners, advertising services and fees earned from our in-home service operations.  Our most significant expenses are related to programming and subscriber acquisition and retention.

Financial Highlights

2014 Third Quarter Consolidated Results of Operations and Key Operating Metrics

•                  Revenue of $3.679 billion

•                  Pay-TV ARPU of $84.39

•                  Net income attributable to DISH Network of $146 million and earnings per share of common stock of $0.32

•                  Gross new Pay-TV subscriber activations of approximately 691,000

•                  Loss of approximately 12,000 net Pay-TV subscribers

•                  Pay-TV subscriber churn rate of 1.67%

•                  Addition of approximately 28,000 net broadband subscribers

Consolidated Financial Condition as of September 30, 2014

•                  Cash, cash equivalents and current marketable investment securities of $9.272 billion

•                  Total assets of $21.123 billion

•                  Total long-term debt and capital lease obligations of $13.371 billion

Business Segments

DISH

Our DISH branded pay-TV service (“DISH”) had 14.041 million subscribers in the United States as of September 30, 2014.  DISH is the third largest pay-TV provider in the United States.  The majority of our current revenue and profit is derived from providing pay-TV services.  Competition in the pay-TV industry has intensified in recent years.  To maintain and enhance our competitiveness over the long-term, we introduced the Hopper® set-top box during the first quarter 2012, which a consumer can use, at his or her option, to view live or recorded programming in HD in multiple rooms.  During the first quarter 2013, we introduced our next generation Hopper set-top box, which promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as DISH Anywhere™ that includes, among other things,

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

online access and Slingbox “placeshifting” technology.  In addition, the next generation Hopper has several innovative features that a consumer can use, at his or her option, to watch and record television programming through certain tablet computers and combines program-discovery tools, social media engagement and remote-control capabilities through the use of certain tablet computers and smart phones.  During the first quarter 2014, we introduced the Super JoeyTM receiver.  A consumer can use, at his or her option, the Super Joey combined with the Hopper to record up to eight shows at the same time.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

In addition, we bundle broadband and telephone services with our pay-TV services.  Connecting our subscribers’ receivers to broadband service enhances the video experience and facilitates access of DISH programming services on mobile devices.  During 2012, we began marketing our wireline and satellite broadband services under the dishNETTM brand.  Our dishNET satellite broadband service primarily targets approximately 15 million rural residents that are underserved, or unserved, by wireline broadband, and provides download speeds of up to 10 megabits of data per second (“Mbps”) and our dishNET branded wireline broadband service provides download speeds of up to 20 Mbps.

Wireless

We have filed an application with the FCC to participate as a potential bidder in the upcoming AWS-3 wireless spectrum auction.  On October 30, 2014, the FCC announced that we and 69 other applicants were qualified to participate in the AWS-3 auction.  The auction is scheduled to commence on November 13, 2014.  The FCC has set an aggregate reserve price of:  (i) approximately $580 million for licenses in the 1695-1710 MHz band, and (ii) approximately $10.066 billion for paired licenses in the 1755-1780/2155-2180 MHz bands, to conclude the auction of spectrum in each respective band.  The FCC determined that bidding in this auction will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auction.

We have invested over $5 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate our licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to our licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, and regulatory compliance, any such investment or partnership could vary significantly.  In addition, as we review our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure, as well as the acquisition of additional wireless spectrum.

There can be no assurance that we will be able to develop and implement a business model that will realize a return on our wireless spectrum licenses or that we will be able to profitably deploy the assets represented by our wireless spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.  See Note 10 “Commitments and Contingencies — Wireless Spectrum” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Trends in our DISH Business

Competition

We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  Some of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers.  In addition, programming offered over the Internet has become more prevalent.  Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming at any place, at any time and/or on

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

any broadband-connected device they choose.  We have offered international video programming over the Internet to a small number of Pay-TV subscribers for several years.  We expect to begin testing English language video programming over the Internet and anticipate that the initial offering will be limited in the scope of programming content.

Programming

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

Increases in programming costs could cause us to increase the rates that we charge to our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Additionally, even if our subscribers do not disconnect our services, they may purchase through new and existing online platforms a certain portion of the services that they would have historically purchased from us, such as pay-per-view movies, resulting in less revenue to us.

Furthermore, our gross new Pay-TV subscriber activations and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire or if we lose access to programming as a result of disputes with programming suppliers.  On October 20, 2014, Turner Networks removed several of its channels (Boomerang, Cartoon Network, CNN, CNN en Español, HLN, truTV and Turner Classic Movies) from our programming lineup as we and Turner Networks have been unable to negotiate the terms of a renewed distribution agreement.  We cannot predict with any certainty the future impact to, among other things, our gross new subscriber activations and subscriber churn resulting from this programming change.

Operations and Customer Service

While economic factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to DISH.  In the past, our Pay-TV subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH.  To combat signal theft and improve the security of our broadcast system, we use microchips embedded in credit card sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content (“Security Access Devices”).  We expect that future replacements of these devices will be necessary to keep our system secure.  To combat other forms of fraud, we monitor our third-party distributors’ and retailers’ adherence to our business rules.

While we have made improvements in responding to and dealing with customer service issues, we continue to focus on the prevention of these issues, which is critical to our business, financial condition and results of operations.  To improve our operational performance, we continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run.  We cannot be certain, however, that our spending will ultimately be successful in improving our operational performance.

Changes in our Technology

We have been deploying receivers that utilize 8PSK modulation technology with MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  Many of our customers today, however, do not have receivers that use MPEG-4 compression technology and a smaller but still significant number of our customers have receivers that use QPSK modulation technology.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar Corporation (“EchoStar”) have MPEG-4 compression technology with 8PSK modulation technology.  Although we continue to refurbish and redeploy certain MPEG-2 receivers with 8PSK modulation technology, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

ability to redeploy MPEG-2 receivers with 8PSK modulation technology and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our acquisition costs per new subscriber activation.

For several years we have been selectively migrating customers with QPSK receivers to 8PSK receivers concurrent with scheduled in-home service visits or through receiver exchanges.  We recently expanded that effort to our remaining customers that have QPSK receivers.  We also began migrating customers in approximately ten percent of our local markets from MPEG-2 to MPEG-4 receivers.  We are implementing this receiver migration to conform to the capabilities of our EchoStar XVIII satellite, scheduled for launch in late 2015.  The estimated incremental subscriber related expense for these receiver migration efforts during the next two years is not expected to exceed $100 million.  Both the schedule and the incremental costs of these receiver migrations could change due to many factors, including, among other things, satellite health and capacity.

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

Other, net.  The main components of “Other, net” are gains and losses realized on the sale and/or conversion of marketable and non-marketable investment securities and derivative financial instruments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of marketable and non-marketable strategic investments accounted for under the Fair Value Option and derivative financial instruments, and equity in earnings and losses of our affiliates.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013.

	For the Three Months
	Ended September 30,		Variance
Statements of Operations Data	2014	2013	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,647,850	$3,463,753	$184,097	5.3
Equipment sales and other revenue	16,268	25,200	(8,932)	(35.4)
Equipment sales, services and other revenue - EchoStar	15,233	16,068	(835)	(5.2)
Total revenue	3,679,351	3,505,021	174,330	5.0

Costs and Expenses:
Subscriber-related expenses	2,132,583	1,976,712	155,871	7.9
% of Subscriber-related revenue	58.5%	57.1%
Satellite and transmission expenses	181,230	141,440	39,790	28.1
% of Subscriber-related revenue	5.0%	4.1%
Cost of sales - equipment, services and other	24,240	25,694	(1,454)	(5.7)
Subscriber acquisition costs	486,523	496,318	(9,795)	(2.0)
General and administrative expenses	196,376	191,427	4,949	2.6
% of Total revenue	5.3%	5.5%
Depreciation and amortization	269,890	253,036	16,854	6.7
Total costs and expenses	3,290,842	3,084,627	206,215	6.7

Operating income (loss)	388,509	420,394	(31,885)	(7.6)

Other Income (Expense):
Interest income	14,109	39,957	(25,848)	(64.7)
Interest expense, net of amounts capitalized	(143,405)	(189,384)	45,979	24.3
Other, net	(56,089)	110,497	(166,586)	*
Total other income (expense)	(185,385)	(38,930)	(146,455)	*

Income (loss) before income taxes	203,124	381,464	(178,340)	(46.8)
Income tax (provision) benefit, net	(60,089)	(38,140)	(21,949)	(57.5)
Effective tax rate	29.6%	10.0%
Income (loss) from continuing operations	143,035	343,324	(200,289)	(58.3)
Income (loss) from discontinued operations, net of tax	—	(32,334)	32,334	*
Net income (loss)	143,035	310,990	(167,955)	(54.0)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	(2,484)	(3,918)	1,434	36.6
Net income (loss) attributable to DISH Network	$145,519	$314,908	$(169,389)	(53.8)

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.041	14.049	(0.008)	(0.1)
Pay-TV subscriber additions, gross (in millions)	0.691	0.734	(0.043)	(5.9)
Pay-TV subscriber additions, net (in millions)	(0.012)	0.035	(0.047)	*
Pay-TV average monthly subscriber churn rate	1.67%	1.66%	0.01%	0.6
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$861	$842	$19	2.3
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$84.39	$80.98 **	$3.41	4.2
Broadband subscribers, as of period end (in millions)	0.553	0.385	0.168	43.6
Broadband subscriber additions, gross (in millions)	0.072	0.101	(0.029)	(28.7)
Broadband subscriber additions, net (in millions)	0.028	0.075	(0.047)	(62.7)
Adjusted EBITDA	$604,794	$787,845	$(183,051)	(23.2)

*         Percentage is not meaningful.

**       For the three months ended September 30, 2013, Pay-TV ARPU has been adjusted by $0.07 to exclude the effect of discontinued operations.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  DISH lost approximately 12,000 net Pay-TV subscribers during the three months ended September 30, 2014, compared to the addition of approximately 35,000 net Pay-TV subscribers during the same period in 2013.  The decrease in net Pay-TV subscriber additions versus the same period in 2013 primarily resulted from lower gross new Pay-TV subscriber activations.

During the three months ended September 30, 2014, DISH activated approximately 691,000 gross new Pay-TV subscribers compared to approximately 734,000 gross new Pay-TV subscribers during the same period in 2013, a decrease of 5.9%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts.

Our Pay-TV churn rate for the three months ended September 30, 2014 was 1.67% compared to 1.66% for the same period in 2013.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

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

Broadband subscribers.  DISH added approximately 28,000 net Broadband subscribers during the three months ended September 30, 2014 compared to the addition of approximately 75,000 net Broadband subscribers during the same period in 2013.  This decrease in net Broadband subscriber additions versus the same period in 2013 resulted from lower gross new Broadband subscriber activations and a higher number of customer disconnects.  During the three months ended September 30, 2014 and 2013, DISH activated approximately 72,000 and 101,000 gross new Broadband subscribers, respectively.  Gross new Broadband subscriber activations declined due to stricter credit policies and satellite capacity constraints in certain geographic areas.  Customer disconnects were higher due to a larger Broadband subscriber base in the third quarter 2014 compared to the same period in 2013.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.648 billion for the three months ended September 30, 2014, an increase of $184 million or 5.3% compared to the same period in 2013.  The change in “Subscriber-related revenue” from the same period in 2013 was primarily related to the increase in Pay-TV ARPU discussed below and revenue from broadband services.  Included in “Subscriber-related revenue” was $98 million and $60 million of revenue related to our broadband services for the three months ended September 30, 2014 and 2013, respectively, representing 2.7% and 1.7% of our total “Subscriber-related revenue,” respectively.

Pay-TV ARPU.  Pay-TV ARPU was $84.39 during the three months ended September 30, 2014 versus $80.98 during the same period in 2013.  The $3.41 or 4.2% increase in Pay-TV ARPU was primarily attributable to the programming package price increases in February 2014, higher hardware related revenue and increased advertising services revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.133 billion during the three months ended September 30, 2014, an increase of $156 million or 7.9% compared to the same period in 2013.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs and higher Broadband subscriber-related expenses due to the increase in our Broadband subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $60 million and $38 million of expense related to our broadband services for the three months ended September 30, 2014 and 2013, respectively. “Subscriber-related expenses” represented 58.5% and 57.1% of “Subscriber-related revenue” during the three months ended September 30, 2014 and 2013, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of Pay-TV subscribers to whom we provide the respective content.  Our “Subscriber-related expenses” have and may continue to face further upward pressure from price increases and the renewal of long-term pay-TV programming contracts on less favorable pricing terms.  In addition, our programming expenses will continue to increase to the extent we are successful in growing our Pay-TV subscriber base.

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $181 million during the three months ended September 30, 2014, an increase of $40 million or 28.1% compared to the same period in 2013.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transponder capacity leased from EchoStar as a result of the Satellite and Tracking Stock Transaction during the first quarter 2014.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Pay-TV SAC.  Pay-TV SAC was $861 during the three months ended September 30, 2014 compared to $842 during the same period in 2013, an increase of $19 or 2.3%.  This change was primarily attributable to an increase in advertising costs, partially offset by a decrease in hardware costs per activation, discussed below.  The increase in advertising costs resulted from additional brand advertising to increase awareness of our college football programming.

During the three months ended September 30, 2014 and 2013, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $143 million and $166 million, respectively.  This decrease in capital expenditures under our lease program for new Pay-TV subscribers primarily resulted from a decrease in hardware costs per activation.  The decrease in hardware costs per activation was primarily driven by a reduction in manufacturing costs for new next generation Hopper receiver systems.

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

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended September 30, 2014 and 2013, these amounts totaled $33 million and $28 million, respectively.

Our “Subscriber acquisition costs” and “Pay-TV SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.  See further discussion under “Liquidity and Capital Resources — Subscriber Acquisition and Retention Costs.”

Depreciation and amortization.  “Depreciation and amortization” expense totaled $270 million during the three months ended September 30, 2014, a $17 million or 6.7% increase compared to the same period in 2013.  During the three months ended September 30, 2014, we incurred higher depreciation expense from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems, partially offset by a decrease in depreciation expense related to certain satellites transferred to EchoStar as part of the Satellite and Tracking Stock Transaction.

Interest income.  “Interest income” totaled $14 million during the three months ended September 30, 2014, a decrease of $26 million or 64.7% compared to the same period in 2013.  This decrease principally resulted from lower percentage returns earned on our cash and marketable investment securities during the three months ended September 30, 2014.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $143 million during the three months ended September 30, 2014, a decrease of $46 million or 24.3% compared to the same period in 2013.  This decrease primarily related to an increase in capitalized interest and a reduction in interest expense from the debt redemption of our 7% Senior Notes due 2013.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other, net.  “Other, net” expense was $56 million during the three months ended September 30, 2014, compared to income of $110 million for the same period in 2013.  The three months ended September 30, 2014 was negatively impacted by net realized and/or unrealized losses on our marketable investment securities and derivative financial instruments. The three months ended September 30, 2013 was positively impacted by net realized and/or unrealized gains on our marketable investment securities and derivative financial instruments.

Adjusted Earnings before interest, taxes, depreciation and amortization.  Adjusted EBITDA was $605 million during the three months ended September 30, 2014, a decrease of $183 million or 23.2% compared to the same period in 2013.  Adjusted EBITDA for the three months ended September 30, 2014 was negatively impacted by “Other, net” expense of $56 million.  Adjusted EBITDA for the three months ended September 30, 2013 was positively impacted by “Other, net” income of $110 million.  The following table reconciles Adjusted EBITDA to the accompanying financial statements.

	For the Three Months
	Ended September 30,
	2014	2013
	(In thousands)
Adjusted EBITDA	$604,794	$787,845
Interest expense, net	(129,296)	(149,427)
Income tax (provision) benefit, net	(60,089)	(38,140)
Depreciation and amortization	(269,890)	(253,036)
Income (loss) from continuing operations attributable to DISH Network	$145,519	$347,242
Plus: Income (loss) from discontinued operations, net of tax	—	(32,334)
Net income (loss) attributable to DISH Network	$145,519	$314,908

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

Income tax (provision) benefit, net. Our income tax provision was $60 million during the three months ended September 30, 2014 compared to $38 million in 2013.  This change was primarily related to the change in the effective tax rate, partially offset by the decrease in “Income (loss) before income taxes.”  Our effective tax rate during the same period in 2013 was favorably impacted by an audit settlement with the IRS related to periods prior to 2009.

Net income (loss) attributable to DISH Network.  Net income attributable to DISH Network was $146 million during the three months ended September 30, 2014, a decrease of $169 million compared to $315 million for the same period in 2013.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013.

	For the Nine Months
	Ended September 30,		Variance
Statements of Operations Data	2014	2013	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$10,849,138	$10,264,684	$584,454	5.7
Equipment sales and other revenue	64,786	74,447	(9,661)	(13.0)
Equipment sales, services and other revenue - EchoStar	47,744	27,194	20,550	75.6
Total revenue	10,961,668	10,366,325	595,343	5.7

Costs and Expenses:
Subscriber-related expenses	6,305,951	5,812,325	493,626	8.5
% of Subscriber-related revenue	58.1%	56.6%
Satellite and transmission expenses	511,683	400,517	111,166	27.8
% of Subscriber-related revenue	4.7%	3.9%
Cost of sales - equipment, services and other	82,198	69,188	13,010	18.8
Subscriber acquisition costs	1,392,131	1,394,754	(2,623)	(0.2)
General and administrative expenses	589,149	566,896	22,253	3.9
% of Total revenue	5.4%	5.5%
Depreciation and amortization	791,005	787,848	3,157	0.4
Impairment of long-lived assets	—	437,575	(437,575)	*
Total costs and expenses	9,672,117	9,469,103	203,014	2.1

Operating income (loss)	1,289,551	897,222	392,329	43.7

Other Income (Expense):
Interest income	46,485	120,904	(74,419)	(61.6)
Interest expense, net of amounts capitalized	(472,168)	(565,681)	93,513	16.5
Other, net	(52,444)	218,595	(271,039)	*
Total other income (expense)	(478,127)	(226,182)	(251,945)	*

Income (loss) before income taxes	811,424	671,040	140,384	20.9
Income tax (provision) benefit, net	(290,443)	(124,202)	(166,241)	*
Effective tax rate	35.8%	18.5%
Income (loss) from continuing operations	520,981	546,838	(25,857)	(4.7)
Income (loss) from discontinued operations, net of tax	—	(40,246)	40,246	100.0
Net income (loss)	520,981	506,592	14,389	2.8
Less: Net income (loss) attributable to noncontrolling interest, net of tax	(13,782)	(12,862)	(920)	(7.2)
Net income (loss) attributable to DISH Network	$534,763	$519,454	$15,309	2.9

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.041	14.049	(0.008)	(0.1)
Pay-TV subscriber additions, gross (in millions)	1.986	2.012	(0.026)	(1.3)
Pay-TV subscriber additions, net (in millions)	(0.016)	(0.007)	(0.009)	*
Pay-TV average monthly subscriber churn rate	1.58%	1.60%	(0.02)%	(1.2)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$857	$868	$(11)	(1.3)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$83.63	$80.08 **	$3.55	4.4
Broadband subscribers, as of period end (in millions)	0.553	0.385	0.168	43.6
Broadband subscriber additions, gross (in millions)	0.231	0.263	(0.032)	(12.2)
Broadband subscriber additions, net (in millions)	0.117	0.202	(0.085)	(42.1)
Adjusted EBITDA	$2,041,894	$1,916,527	$125,367	6.5

*                            Percentage is not meaningful.

**                     For the nine months ended September 30, 2013, Pay-TV ARPU has been adjusted by $0.08 to exclude the effect of discontinued operations.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  DISH lost approximately 16,000 net Pay-TV subscribers during the nine months ended September 30, 2014, compared to a loss of approximately 7,000 net Pay-TV subscribers during the same period in 2013.  The increase in the loss of net Pay-TV subscribers versus the same period in 2013 primarily resulted from lower gross new Pay-TV subscriber activations.

During the nine months ended September 30, 2014, DISH activated approximately 1.986 million gross new Pay-TV subscribers compared to approximately 2.012 million gross new Pay-TV subscribers during the same period in 2013, a decrease of 1.3%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts.

Our Pay-TV churn rate for the nine months ended September 30, 2014 was 1.58% compared to 1.60% for the same period in 2013.  While our Pay-TV churn rate improved compared to the same period in 2013, our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

Broadband subscribers.  DISH added approximately 117,000 net Broadband subscribers during the nine months ended September 30, 2014 compared to the addition of approximately 202,000 net Broadband subscribers during the same period in 2013.  This decrease in net Broadband subscriber additions versus the same period in 2013 resulted from lower gross new Broadband subscriber activations and a higher number of customer disconnects.  During the nine months ended September 30, 2014 and 2013, DISH activated approximately 231,000 and 263,000 gross new Broadband subscribers, respectively.  Gross new Broadband subscriber activations declined due to stricter credit policies and satellite capacity constraints in certain geographic areas.  Customer disconnects were higher due to a larger Broadband subscriber base during the nine months ended September 30, 2014 compared to the same period in 2013.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $10.849 billion for the nine months ended September 30, 2014, an increase of $584 million or 5.7% compared to the same period in 2013.  The change in “Subscriber-related revenue” from the same period in 2013 was primarily related to the increase in Pay-TV ARPU discussed below and revenue from broadband services.  Included in “Subscriber-related revenue” was $273 million and $148 million of revenue related to our broadband services for the nine months ended September 30, 2014 and 2013, respectively, representing 2.5% and 1.4% of our total “Subscriber-related revenue,” respectively.

Pay-TV ARPU.  Pay-TV ARPU was $83.63 during the nine months ended September 30, 2014 versus $80.08 during the same period in 2013.  The $3.55 or 4.4% increase in Pay-TV ARPU was primarily attributable to the programming package price increases in February 2014 and 2013 and higher hardware related revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $6.306 billion during the nine months ended September 30, 2014, an increase of $494 million or 8.5% compared to the same period in 2013.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs and higher Broadband subscriber-related expenses due to the increase in our Broadband subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $169 million and $99 million of expense related to our broadband services for the nine months ended September 30, 2014 and 2013, respectively. “Subscriber-related expenses” represented 58.1% and 56.6% of “Subscriber-related revenue” during the nine months ended September 30, 2014 and 2013, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $512 million during the nine months ended September 30, 2014, an increase of $111 million or 27.8% compared to the same period in 2013.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transponder capacity leased from EchoStar as a result of the Satellite and Tracking Stock Transaction during the first quarter 2014.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV SAC.  Pay-TV SAC was $857 during the nine months ended September 30, 2014 compared to $868 during the same period in 2013, a decrease of $11 or 1.3%.  This change was primarily attributable to a decrease in hardware costs per activation, partially offset by an increase in advertising costs.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for new next generation Hopper receiver systems and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the nine months ended September 30, 2014 and 2013, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $416 million and $467 million, respectively.  This decrease in capital expenditures under our lease program for new Pay-TV subscribers primarily resulted from a decrease in hardware costs per activation as discussed above.

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the nine months ended September 30, 2014 and 2013, these amounts totaled $82 million and $105 million, respectively.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $791 million during the nine months ended September 30, 2014, a $3 million or 0.4% increase compared to the same period in 2013.  The nine months ended September 30, 2013 was negatively impacted by $53 million of additional depreciation expense as a result of the accelerated depreciable lives of certain assets designed to support the TerreStar MSS business.  During the nine months ended September 30, 2014, we incurred higher depreciation expense from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems, partially offset by a decrease in depreciation expense related to certain satellites transferred to EchoStar as part of the Satellite and Tracking Stock Transaction.

Impairment of long-lived assets.  “Impairment of long-lived assets” of $438 million during the nine months ended September 30, 2013 resulted from an impairment of the T2 and D1 satellites.

Interest income.  “Interest income” totaled $46 million during the nine months ended September 30, 2014, a decrease of $74 million or 61.6% compared to the same period in 2013.  This decrease principally resulted from lower percentage returns earned on our cash and marketable investment securities.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $472 million during the nine months ended September 30, 2014, a decrease of $94 million or 16.5% compared to the same period in 2013.  This decrease primarily related to an increase in capitalized interest and a reduction in interest expense from the debt redemption of our 7% Senior Notes due 2013.

Other, net.  “Other, net” expense was $52 million during the nine months ended September 30, 2014, compared to income of $219 million for the same period in 2013.  The nine months ended September 30, 2014 was negatively impacted by net realized and/or unrealized losses on our marketable investment securities and derivative financial instruments.  The nine months ended September 30, 2013 was positively impacted by net realized and/or unrealized gains on our marketable investment securities and derivative financial instruments.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted Earnings before interest, taxes, depreciation and amortization.  Adjusted EBITDA was $2.042 billion during the nine months ended September 30, 2014, an increase of $125 million or 6.5% compared to the same period in 2013.  Adjusted EBITDA for the nine months ended September 30, 2014 was negatively impacted by “Other, net” expense of $52 million.  Adjusted EBITDA for the nine months ended September 30, 2013 was negatively impacted by the $438 million impairment charge for the T2 and D1 satellites, partially offset by “Other, net” income of $219 million.  The following table reconciles Adjusted EBITDA to the accompanying financial statements.

	For the Nine Months
	Ended September 30,
	2014	2013
	(In thousands)
Adjusted EBITDA	$2,041,894	$1,916,527
Interest expense, net	(425,683)	(444,777)
Income tax (provision) benefit, net	(290,443)	(124,202)
Depreciation and amortization	(791,005)	(787,848)
Income (loss) from continuing operations attributable to DISH Network	$534,763	$559,700
Plus: Income (loss) from discontinued operations, net of tax	—	(40,246)
Net income (loss) attributable to DISH Network	$534,763	$519,454

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

Income tax (provision) benefit, net.  Our income tax provision was $290 million during the nine months ended September 30, 2014 compared to $124 million in 2013.  This change was primarily related to the increase in “Income (loss) before income taxes” and the increase in our effective tax rate.  Our effective tax rate during the same period in 2013 was favorably impacted by an audit settlement with the IRS related to periods prior to 2009.

Net income (loss) attributable to DISH Network.  Net income attributable to DISH Network was $535 million during the nine months ended September 30, 2014, an increase of $15 million compared to $519 million for the same period in 2013.  This increase was primarily attributable to the changes in revenue and expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See Note 6 in the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our marketable investment securities.  As of September 30, 2014, our cash, cash equivalents and current marketable investment securities totaled $9.272 billion compared to $9.739 billion as of December 31, 2013, a decrease of $467 million.  This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from the $1.343 billion in payments related to the acquisition of the H Block wireless spectrum licenses, capital expenditures of $917 million and repurchases of our 6 5/8% Senior Notes due 2014 and our 7 3/4% Senior Notes due 2015 of $200 million, partially offset by cash of $1.787 billion generated from continuing operations.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cash Flow

The following discussion highlights our cash flow activities during the nine months ended September 30, 2014.

Cash flows from operating activities from continuing operations

For the nine months ended September 30, 2014, we reported “Net cash flows from operating activities from continuing operations” of $1.787 billion primarily attributable to $1.380 billion of net income adjusted to exclude non-cash charges for “Depreciation and amortization” expense and “Deferred tax expense (benefit).”  In addition, “Net cash flows from operating activities from continuing operations” benefited from sources of cash related to the changes in current and noncurrent assets and liabilities due to timing differences between book expense and cash payments.

Cash flows from investing activities from continuing operations

For the nine months ended September 30, 2014, we reported outflows from “Net cash flows from investing activities from continuing operations” of $1.584 billion primarily related to the $1.343 billion in payments related to the acquisition of the H Block wireless spectrum licenses and capital expenditures of $917 million, partially offset by net sales of marketable investment securities of $633 million.  The capital expenditures included $576 million for new and existing Pay-TV subscriber equipment, $42 million for new and existing Broadband subscriber equipment, $85 million for satellites and $214 million of other corporate capital expenditures.

Cash flows from financing activities from continuing operations

For the nine months ended September 30, 2014, we reported outflows from “Net cash flows from financing activities from continuing operations” of $152 million primarily related to the repurchases of our 6 5/8% Senior Notes due 2014 and our 7 3/4% Senior Notes due 2015, partially offset by net proceeds from stock option exercises and stock issued under our Employee Stock Purchase Plan.

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

During the nine months ended September 30, 2014 and 2013, adjusted free cash flow was significantly impacted by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities from continuing operations” and “Net cash flows from investing activities from continuing operations” sections, respectively, of our Condensed Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that adjusted free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, adjusted free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, and other factors.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table reconciles adjusted free cash flow to “Net cash flows from operating activities from continuing operations.”

	For the Nine Months
	Ended September 30,
	2014	2013
	(In thousands)
Adjusted free cash flow	$869,224	$758,158
Add back:
Purchase of property and equipment	917,456	911,122
Net cash flows from operating activities from continuing operations	$1,786,680	$1,669,280

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

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our Pay-TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  As we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our subscriber-related margins.  To the extent our “Subscriber-related expenses” grow faster than our “Subscriber-related revenue,” the amount of cash flow that is generated per existing subscriber is reduced.  The third factor is the rate at which we acquire new subscribers.  The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with new subscribers.  Finally, our future cash flow is impacted by the rate at which we make general investments and any cash flow from financing activities.

Our subscriber-specific investments to acquire new subscribers have a significant impact on our cash flow.  While fewer subscribers might translate into lower ongoing cash flow in the long-term, cash flow is actually aided, in the short-term, by the reduction in subscriber-specific investment spending.  As a result, a slow-down in our business due to external or internal factors does not introduce the same level of short-term liquidity risk as it might in other industries.

Subscriber Base

DISH lost approximately 16,000 net Pay-TV subscribers during the nine months ended September 30, 2014, compared to a loss of approximately 7,000 net Pay-TV subscribers during the same period in 2013.  The increase in the loss of net Pay-TV subscribers versus the same period in 2013 primarily resulted from lower gross new Pay-TV subscriber activations.  See “Results of Operations” above for further discussion.

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

Security Systems

Increases in theft of our signal or our competitors’ signals could, in addition to reducing gross new subscriber activations, also cause subscriber churn to increase.  We use Security Access Devices in our receiver systems to control access to authorized programming content.  Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult.  It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft.  We expect that future replacements of these devices will be necessary to keep our system secure.  We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

Stock Repurchases

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our Class A common stock.  As of September 30, 2014, we may repurchase up to $1.0 billion of our Class A common stock under this plan.  On October 30, 2014, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of outstanding shares of our Class A common stock through and including December 31, 2015.

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

AWS-3 Auction.  We have filed an application with the FCC to participate as a potential bidder in the upcoming AWS-3 wireless spectrum auction.  On October 30, 2014, the FCC announced that we and 69 other applicants were qualified to participate in the AWS-3 auction.  The auction is scheduled to commence on November 13, 2014.  The FCC has set an aggregate reserve price of:  (i) approximately $580 million for licenses in the 1695-1710 MHz band, and (ii) approximately $10.066 billion for paired licenses in the 1755-1780/2155-2180 MHz bands, to conclude the auction of spectrum in each respective band.  The FCC determined that bidding in this auction will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auction.

Commercialization of Wireless Spectrum Licenses and Related Assets.  We have invested over $5 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate our licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to our licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, and regulatory compliance, any such investment or partnership could vary significantly.  In addition, as we review our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure, as well as the acquisition of additional wireless spectrum.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

There can be no assurance that we will be able to develop and implement a business model that will realize a return on our wireless spectrum licenses or that we will be able to profitably deploy the assets represented by our wireless spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.  See Note 10 “Commitments and Contingencies — Wireless Spectrum” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite sustained economic weakness.  Modest fluctuations in the cost of capital will not likely impact our current operational plans.

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

Debt Maturity

6 5/8% Senior Notes due 2014

During the nine months ended September 30, 2014, we repurchased $100 million of our 6 5/8% Senior Notes due 2014 in open market trades.  The remaining balance of $900 million was redeemed on October 1, 2014 and is included in “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2014.

7 3/4% Senior Notes due 2015

During the nine months ended September 30, 2014, we repurchased $100 million of our 7 3/4% Senior Notes due 2015 in open market trades.  The remaining balance of $650 million matures on May 31, 2015 and is included in “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2014.  We expect to fund this obligation from cash generated from operations, existing cash and marketable investment securities balances and/or cash proceeds from any debt financing.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three and nine months ended September 30, 2014.  For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from July 1, 2014 through September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
July 1 - July 31, 2014	—	$—	—	$1,000,000
August 1 - August 31, 2014	—	$—	—	$1,000,000
September 1 - September 30, 2014	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)          Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock.  On October 30, 2014, our Board of Directors extended this authorization, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2015.  Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.   EXHIBITS

(a)         Exhibits.

3.1ð	Amended and Restated Bylaws of DISH Network Corporation

31.1ð	Section 302 Certification of Chief Executive Officer.

31.2ð	Section 302 Certification of Chief Financial Officer.

32.1ð	Section 906 Certification of Chief Executive Officer.

32.2ð	Section 906 Certification of Chief Financial Officer.

101ð

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2014, filed on November 4, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

ð             Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISH NETWORK CORPORATION

By:	/s/ Joseph P. Clayton
Joseph P. Clayton
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Steven E. Swain
Steven E. Swain
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:  November 4, 2014