Form 10-K
period 2014-12-31
DISH Network CORP
filed 2015-02-23
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $14.0 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on the last trading day of the month.

As of February 13, 2015, the registrant’s outstanding common stock consisted of 223,394,481 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2015 Annual Meeting of Shareholders are incorporated by reference in Part III.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our plans, objectives and strategies, growth opportunities in our industries and businesses, our expectations regarding future results, financial condition, liquidity and capital requirements, our estimates regarding the impact of regulatory developments and legal proceedings, and other trends and projections.  Forward-looking statements are not historical facts and may be identified by words such as “future,” “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “will,” “would,” “could,” “can,” “may,” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve known and unknown risks, uncertainties and other factors, which may be beyond our control.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors, including, but not limited to, the following:

Competition and Economic Risks Affecting our Business

•                  We face intense and increasing competition from satellite television providers, cable companies and telecommunications companies, especially as the pay-TV industry has matured, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

•                  Competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

•                  Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

•                  Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.

•                  As a new service offering, our over-the-top or OTT Internet-based services face certain risks, including, among others, significant competition.

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

•                  Any failure or inadequacy of our information technology infrastructure and communications systems could disrupt or harm our business.

i

•                  We currently depend on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture substantially all of our new set-top boxes and certain related components, to provide a vast majority of our transponder capacity, to provide digital broadcast operations and other services to us, and to provide the IPTV streaming technology for our OTT services.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

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

•                  We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if any of our owned satellites fail.

•                  We may have potential conflicts of interest with EchoStar due to our common ownership and management.

•                  We rely on key personnel and the loss of their services may negatively affect our businesses.

Acquisition and Capital Structure Risks Affecting our Business

•                  We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to the AWS-3 Auction.

•                  To the extent that we commercialize our wireless spectrum licenses, we will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

•                  We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition.

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

•                  From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs, including investments in public companies that are highly speculative and have experienced and continue to experience volatility.

ii

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

•                  Our ability to distribute video content via the Internet, including our OTT services, involves regulatory risk.

•                  Changes in the Cable Act of 1992 (“Cable Act”), and/or the rules of the Federal Communications Commission (“FCC”) that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates.

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

•                  Our business, investor confidence in our financial results and stock price may be adversely affected if our internal controls are not effective.

•                  We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission, or SEC.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

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

•                  DISH.  The DISH branded pay-TV service (“DISH”) had 13.978 million subscribers in the United States as of December 31, 2014.  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET™ brand, which had 0.577 million subscribers in the United States as of December 31, 2014.  This service utilizes advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide.  This service primarily targets rural residents that are underserved, or unserved, by wireline broadband.  In addition to the dishNET branded satellite broadband service, we also offer wireline voice and broadband services under the dishNET brand as a competitive local exchange carrier to consumers living in a 14-state region in the western United States.  We primarily bundle our dishNET branded services with our DISH branded pay-TV service.

•                  Wireless

•                  DISH Spectrum.  We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  As we review our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure, as well as the acquisition of additional wireless spectrum.

•                  AWS-3 Auction.  On February 13, 2015, Northstar Wireless, LLC (“Northstar Wireless”) and SNR Wireless LicenseCo, LLC (“SNR Wireless”) each filed applications with the Federal Communications Commission (“FCC”) to acquire certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) that were made available in the auction designated by the FCC as Auction 97 (the “AWS-3 Auction”) for which it was named as winning bidder and had made the required down payments.  Issuance of any AWS-3 licenses to Northstar Wireless or SNR Wireless depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  We cannot predict the timing or the outcome of the FCC’s review of those applications.  We own an 85% non-controlling interest in each of Northstar Spectrum, LLC (“Northstar Spectrum”) and SNR Wireless Holdco, LLC (“SNR Holdco”), the parent companies of Northstar Wireless and SNR Wireless, respectively.  After Northstar Wireless and SNR Wireless have made the final payments to the FCC for the AWS-3 Licenses, our total non-controlling equity and debt investments in these entities and their parent companies, respectively, will be approximately $9.778 billion.  As of December 31, 2014, Northstar Wireless and SNR Wireless had made aggregate refundable upfront payments to the FCC of approximately $920 million for the AWS-3 Auction, at which time our total non-controlling equity and debt investments in these entities and their parent companies, respectively, was approximately $899 million.  Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR Holdco are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, we may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

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

•                  Products with the Best Technology.  We offer a wide selection of local and national high-definition (“HD”) programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper® whole-home HD DVR), multiple tuner receivers, 1080p video on demand, and external hard drives.  In addition, on February 9, 2015, we launched Sling TV, a live, over-the-top (“OTT”) Internet-based television service.

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

DISH Products and Services

Pay-TV Programming.  We offer a wide selection of video services under the DISH brand, with access to hundreds of channels depending on the level of subscription.  Our standard programming packages generally include programming provided by national broadcast networks, local broadcast networks and national and regional cable networks.  We also offer programming packages that include regional and specialty sports channels, premium movie channels and Latino and international programming.  Our Latino and international programming packages allow subscribers to choose from over 250 channels in 28 languages.

In addition, we offer our DISH subscribers streaming access through Blockbuster @HomeTM to more than 10,000 movies and TV shows via their TV or Internet-connected tablets, smartphones and computers.

Our subscribers also have the ability to use dishanywhere.com and our mobile applications for smartphones and tablets to view authorized content, search program listings and remotely control certain features of their DVRs.  Dishanywhere.com and our mobile applications provide access to more than 80,000 movies, television shows, clips and trailers.

Technology.  Our subscribers receive programming via equipment that includes a small satellite dish, digital set-top receivers, and remote controls.  To differentiate ourselves from our competitors, we introduced the Hopper whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our current generation Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, including recording up to eight shows at a time, through Internet-connected tablets, smartphones and computers.  During January 2015, we announced certain upcoming technological advancements including 4K Ultra HD capable receivers, a new remote control and user interface with advanced voice command capability, and more mobile applications.

We rely on EchoStar Corporation (“EchoStar”) to design and manufacture substantially all of our new receivers and certain related components.  See “Item 1A — Risk Factors.”

Broadband.  In addition to our wide selection of pay-TV programming and award-winning technology, we market a satellite broadband service under the dishNET brand.  This service leverages advanced technology and high-powered satellites launched by Hughes and ViaSat to provide broadband coverage nationwide.  This service primarily targets rural residents that are underserved, or unserved, by wireline broadband, and provides download speeds of up to 15 megabits of data per second (“Mbps”).  We lease the customer premise equipment to subscribers and generally pay Hughes and ViaSat a wholesale rate per subscriber on a monthly basis.  Currently, we generally utilize our existing DISH distribution channels, including our DISH direct sales channels, under similar incentive arrangements as our DISH branded pay-TV business to acquire new broadband subscribers.

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

Over-the-top television.  On February 9, 2015, we launched Sling TV, a live, linear streaming OTT service.  At launch, the core package consisted of over 14 channels offered for a $20 monthly subscription.  In addition to the core programming package, Sling TV offers additional tiers of programming, including news and children’s programming, each for an additional monthly fee, as well as a video on-demand programming library.  We expect to expand the programming content offered by Sling TV during 2015.  Sling TV requires an Internet connection and is available through certain streaming-capable devices.

Prior to the launch of Sling TV, we offered, and continue to offer, an international video programming OTT service to a small number of Pay-TV subscribers under the DishWorld brand.  As of December 31, 2014, our DishWorld subscribers are included in our Pay-TV subscriber count and represent a small percentage of our customers.  We market our OTT services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.

Content Delivery

Digital Broadcast Operations Centers.  The principal digital broadcast operations facilities that we use are EchoStar’s facilities located in Cheyenne, Wyoming and Gilbert, Arizona.  We also use seven regional digital broadcast operations facilities owned and operated by EchoStar that allow us to maximize the use of the spot beam capabilities of certain satellites.  Programming content is delivered to these facilities by fiber or satellite and processed, compressed, encrypted and then uplinked to satellites for delivery to consumers.  EchoStar provides certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services pursuant to a broadcast agreement that expires on December 31, 2016.  See Note 20 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.

Satellites.  Our DISH branded programming is primarily delivered to customers using satellites that operate in the “Ku” band portion of the microwave radio spectrum.  The Ku-band is divided into two spectrum segments.  The portion of the Ku-band that allows the use of higher power satellites (12.2 to 12.7 GHz over the United States) is known as the Broadcast Satellite Service band, which is also referred to as the DBS band.  The portion of the Ku-band that utilizes lower power satellites (11.7 to 12.2 GHz over the United States) is known as the FSS band.

Most of our programming is currently delivered using DBS satellites.  To accommodate more bandwidth-intensive HD programming and other needs, we continue to explore opportunities to expand our satellite capacity through the acquisition of additional spectrum, the launching of more technologically advanced satellites, and the more efficient use of existing spectrum via, among other things, better modulation and compression technologies.

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

Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult.  It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft.  We expect that future replacements of our Security Access Devices will be necessary to keep our system secure.  We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

Distribution Channels

While we offer receiver systems and programming through direct sales channels, a significant percentage of our gross new subscriber activations are generated through independent third parties such as small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies.  In general, we pay these independent third parties a mix of upfront and monthly incentives to solicit orders for our services and provide customer service.  In addition, we partner with certain telecommunications companies to bundle DISH branded programming with broadband and/or voice services on a single bill.

Competition

As of December 31, 2014, we had 13.978 million pay-TV subscribers, representing approximately 14% of pay-TV subscribers in the United States, and 0.577 million broadband subscribers.  We face substantial competition from established pay-TV providers and broadband service providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions, and mobile devices.  As of September 30, 2014, roughly 100 million U.S. households subscribe to a pay-TV service.

•                  Other Direct Broadcast Satellite Operators.  We compete directly with DirecTV, the largest satellite TV provider in the U.S. which had 20.2 million subscribers as of September 30, 2014, representing approximately 20% of pay-TV subscribers.  During May 2014, AT&T Inc. (“AT&T”) announced its pending acquisition of DirecTV, which is currently undergoing regulatory review and has not been completed.  We filed a petition to impose conditions on the transaction with the FCC, to remedy potential threats to consumers and competition in the video and broadband markets.  If DirecTV ultimately is acquired by AT&T, DirecTV will, among other things, have increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and voice services.  The combined company would also be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other multichannel video programming distributors (“MVPDs”), including us; thwart our entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with us; underutilize key orbital spectrum resources that could be more efficiently used by us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose anti-competitive data caps on consumers who access our online video offerings.

•                  Cable Television Companies.  We encounter substantial competition in the pay-TV industry from numerous cable television companies that operate via franchise licenses across the U.S.  As of September 30, 2014, cable television companies have more than 54.0 million subscribers, representing approximately 54% of pay-TV subscribers.  Cable companies are typically able to bundle their video services with broadband Internet access and voice services and many have significant investments in companies that provide programming content.  During February 2014, Comcast Corporation (“Comcast”) announced its pending acquisition of Time Warner Cable Inc. (“Time Warner Cable”), which would combine the largest and second largest cable television providers in the U.S.  This acquisition is currently undergoing regulatory review and has not been completed.  We filed a petition to deny the transaction with the FCC, in which we stated, among other things, that the proposed transaction poses serious harm to competition and consumers and runs counter to U.S. antitrust and communications laws, that no set of conditions can alleviate these harms, and that the FCC and Department of Justice should reject the transaction.  If Time Warner Cable ultimately is acquired by Comcast, the combined company would be able to, among other things, foreclose or degrade our online video offerings at various points in the broadband pipe; impose anti-competitive data caps on consumers who access our online video offerings; foreclose access to, or raise the prices of, its own affiliated programming to us; pressure third-party content owners and programmers to withhold online rights from us; and utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other MVPDs, including us.

•                  Telecommunications Companies.  Large telecommunications companies have upgraded older copper wire lines with fiber optic lines in certain markets.  These fiber optic lines provide high capacity bandwidth, enabling telecommunications companies to offer video content that can be bundled with their broadband Internet access and voice services.  In particular, AT&T and Verizon Communications Inc. (“Verizon”) have built fiber-optic based networks to provide video services in substantial portions of their service areas.  As of September 30, 2014, AT&T and Verizon had approximately 6.1 million U-verse and 5.5 million FiOS TV subscribers, respectively.  These telecommunications companies represent approximately 12% of pay-TV subscribers.

•                  Internet Delivered Video.  We face competition from content providers and other companies including, among others, Netflix, Hulu, Apple, Amazon and Google, who distribute video directly to consumers over the Internet.  In addition, programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.

•                  Wireless Mobile Video.  We may also face increasing competition from wireless telecommunications providers who offer mobile video offerings.  These mobile video offerings will likely become more prevalent in the marketplace as wireless telecommunications providers implement and expand the fourth generation of wireless communications.

•                  Small and Rural Telephone Companies and Google Fiber.  Other telephone companies are also finding ways to deliver video programming services over their wireline facilities or in a bundle with other MVPD providers.  For example, DirecTV has agreements with AT&T, CenturyLink, Exede, Cincinnati Bell, HughesNet, Windstream, Verizon and Mediacom to bundle their individual DSL or satellite broadband and telephony services with DirecTV’s video service.  Google has also deployed its own fiber network in the Kansas City metro area, Provo, Utah as well as Austin, Texas, with speeds up to one gigabit.  Google has recently announced plans to deploy fiber networks in additional metro areas across the country.

Acquisition of New Subscribers

We incur significant upfront costs to acquire subscribers, including advertising, retailer incentives, equipment, installation services and new customer promotions.  Certain customer promotions to acquire new subscribers result in less programming revenue to us over the promotional period.  While we attempt to recoup these upfront costs over the lives of their subscriptions, there can be no assurance that we will be successful in achieving that objective.  We employ business rules such as minimum credit requirements for prospective customers and contractual commitments, and we strive to provide outstanding customer service, to increase the likelihood of customers keeping their DISH service over longer periods of time.  Our subscriber acquisition costs may vary significantly from period to period.

Advertising.  We use print, radio, television and Internet media, on a local and national basis to motivate potential subscribers to call DISH, visit our website or contact independent third-party retailers.

Retailer Incentives.  In general, we pay retailers an upfront incentive for each new subscriber they bring to DISH that results in the activation of qualified programming and generally pay retailers small monthly incentives for up to 60 months; provided, among other things:  (i) the retailer continuously markets, promotes and solicits orders for DISH products and services; (ii) the retailer continuously provides customer service to our Pay-TV subscribers; and (iii) the customer continuously subscribes to qualified programming.

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

Installation Services.  We incur significant upfront costs to install satellite dishes and receivers in the homes of our new customers.

New Customer Promotions.  We often offer programming at no additional charge and/or promotional pricing during introductory periods for new subscribers.  While such promotional activities have an economic cost and reduce our subscriber-related revenue, they are not included in our definitions of subscriber acquisition costs or the Pay-TV SAC metric.

Customer Retention

We incur significant costs to retain our existing customers, mostly by upgrading their equipment to HD and DVR receivers and by providing retention credits.  As with our subscriber acquisition costs, our retention upgrade spending includes the cost of equipment and installation services.  In certain circumstances, we also offer programming at no additional charge and/or promotional pricing for limited periods for existing customers in exchange for a contractual commitment to receive service for a minimum term.  A component of our retention efforts includes the re-installation of equipment for customers who move.  Our subscriber retention costs may vary significantly from period to period.

Customer Service

Customer Service Centers.  We use both internally-operated and outsourced customer service centers to handle calls from prospective and existing customers.  We strive to answer customer calls promptly and to resolve issues effectively on the first call.  We also use the Internet and other applications to provide our customers with self-service capabilities.

Installation and Other In-Home Service Operations.  High-quality installations, upgrades, and in-home repairs are critical to providing good customer service.  Such in-home service is performed by both DISH Network employees and a network of independent contractors and includes, among other things, priority technical support, replacement equipment, cabling and power surge repairs.

Subscriber Management.  We presently use, and depend on, CSG Systems International, Inc.’s software system for the majority of DISH Network subscriber billing and related functions.

Wireless Spectrum

DISH Spectrum

We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.

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

AWS-4 Licenses.  On March 2, 2012, the FCC approved the transfer of 40 MHz of wireless spectrum licenses held by DBSD North America, Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”) to us.  On March 9, 2012, we completed the acquisitions of 100% of the equity of reorganized DBSD North America and substantially all of the assets of TerreStar, pursuant to which we acquired, among other things, certain satellite assets and 40 MHz of spectrum licenses held by DBSD North America (the “DBSD Transaction”) and TerreStar (the

“TerreStar Transaction”), which licenses the FCC modified in March 2013 to add AWS-4 authority (“AWS-4”).  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with these licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our licenses to expand our terrestrial operating authority with AWS-4 authority.  That order imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize our AWS-4 licenses.  That order also mandated certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, we were required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).

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

Commercialization of Our Wireless Spectrum Licenses and Related Assets.  We have made substantial investments to acquire certain wireless spectrum licenses and related assets.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  We may need to raise significant additional capital in the future to fund these efforts, which may not be available on acceptable terms or at all.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that we will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

AWS-3 Auction

The AWS-3 Auction commenced on November 13, 2014 and concluded on January 29, 2015.  The FCC’s prohibition on certain communications related to the AWS-3 Auction expired on February 13, 2015.  Also, on February 13, 2015, Northstar Wireless and SNR Wireless each filed applications with the FCC to acquire certain AWS-3 Licenses for which it was named as winning bidder and had made the required down payments.  Each of Northstar Wireless and SNR Wireless has applied as a Designated Entity that is entitled to receive a bidding credit of 25% in the AWS-3 Auction, as defined by FCC regulations.

Northstar Wireless was the winning bidder for certain AWS-3 Licenses (the “Northstar Licenses”) with gross winning bids totaling approximately $7.845 billion, which after taking into account a 25% bidding credit, equals net winning bids totaling approximately $5.884 billion.  Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum.  Through our wholly-owned subsidiary, American AWS-3 Wireless II L.L.C. (“American II”), we own an 85% non-controlling interest in Northstar Spectrum.  Northstar Manager, LLC (“Northstar Manager” and collectively with Northstar Spectrum and Northstar Wireless, the “Northstar Entities”) owns a 15% controlling interest in, and is the sole manager of, Northstar Spectrum.  Northstar Spectrum is governed by a limited liability company agreement by and between American II and Northstar Manager (the “Northstar Spectrum LLC Agreement”).  Pursuant to the Northstar Spectrum LLC Agreement, American II and Northstar Manager agreed to make pro-rata equity contributions in Northstar Spectrum equal to approximately 15% of the net purchase price of the Northstar Licenses.  American II also entered into a Credit Agreement by and among American II, as Lender, Northstar Wireless, as Borrower, and Northstar Spectrum, as Guarantor (the “Northstar Credit Agreement”).  Pursuant to the Northstar Credit Agreement, American II agreed to make loans to Northstar Wireless for approximately 85% of the net purchase price of the Northstar Licenses.  American II made equity contributions to Northstar Spectrum of approximately $633 million and a loan to Northstar Wireless of approximately $432 million for Northstar Wireless to make the upfront payment for the AWS-3 Auction and the down payment required for the Northstar Licenses.  American II is also required to make an equity contribution to Northstar Spectrum of approximately $117 million and a loan to Northstar Wireless of approximately $4.569 billion for Northstar Wireless to make the final payment required for the Northstar Licenses, which is due to the FCC by March 2, 2015.  Consequently, as of March 2, 2015, the total equity contributions from American II to Northstar Spectrum will be approximately $750 million and the total loans from American II to Northstar Wireless will be approximately $5.001 billion.

SNR Wireless was the winning bidder for certain AWS-3 Licenses (the “SNR Licenses”) with gross winning bids totaling approximately $5.482 billion, which after taking into account a 25% bidding credit, equals net winning bids totaling approximately $4.112 billion.  In addition to the net winning bids, SNR Wireless is obligated to make a bid withdrawal payment of approximately $8 million to the FCC.  SNR Wireless is a wholly-owned subsidiary of SNR Holdco.  Through our wholly-owned subsidiary, American AWS-3 Wireless III L.L.C. (“American III”), we own an 85% non-controlling interest in SNR Holdco.  SNR Wireless Management, LLC (“SNR Management” and collectively with SNR Holdco and SNR Wireless, the “SNR Entities”) owns a 15% controlling interest in, and is the sole manager of, SNR Holdco.  SNR Holdco is governed by a limited liability company agreement by and between American III and SNR Management (the “SNR Holdco LLC Agreement”).  Pursuant to the SNR Holdco LLC Agreement, American III and SNR Management agreed to make pro-rata equity contributions in SNR Holdco equal to approximately 15% of the net purchase price of the SNR Licenses.  American III also entered into a Credit Agreement by and among American III, as Lender, SNR Wireless, as Borrower, and SNR Holdco, as Guarantor (the “SNR Credit Agreement”).  Pursuant to the SNR Credit Agreement, American III agreed to make loans to SNR Wireless for the amount of the bid withdrawal payment and approximately 85% of the net purchase price of the SNR Licenses.  American III made equity contributions to SNR Holdco of approximately $408 million and a loan to SNR Wireless of approximately $350 million for SNR Wireless to make the upfront payment for the AWS-3 Auction and the down payment required for the SNR Licenses.  American III is also required to make an equity contribution to SNR Holdco of approximately $116 million and a loan to SNR Wireless of approximately $3.153 billion for SNR Wireless to make the final payment required for the SNR Licenses, which is due to the FCC by March 2, 2015.  Consequently, as of March 2, 2015, the total equity contributions from American III to SNR Holdco will be approximately $524 million and the total loans from American III to SNR Wireless will be approximately $3.503 billion.

After Northstar Wireless and SNR Wireless have made the final payments to the FCC for the Northstar Licenses and the SNR Licenses, respectively, our total non-controlling equity and debt investments in the Northstar Entities and the SNR Entities will be approximately $9.778 billion.  We have funded and will fund these investments from existing cash and marketable investment securities.  Such funding has included and will include $899 million in total equity and debt investments in the Northstar Entities and SNR Entities during the fourth quarter 2014, cash and marketable investment securities as of December 31, 2014, cash generated from operations during 2015, and a $400 million refund from the FCC to one of our wholly-owned subsidiaries related to the AWS-3 Auction.  Issuance of any AWS-3 Licenses to Northstar Wireless and SNR Wireless depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  Objections to the applications filed by Northstar Wireless and SNR Wireless must be submitted to the FCC within ten calendar days following the release by the FCC of the public notice listing the applications acceptable for filing.  We cannot predict the timing or the outcome of the FCC’s review of the applications filed by Northstar Wireless and SNR Wireless.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, we may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

See “Item 1A. Risk Factors - We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition” in this Annual Report on Form 10-K for more information.

Relationship with EchoStar

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  DISH Network and EchoStar operate as separate publicly-traded companies and, except for the Satellite and Tracking Stock Transaction and Sling TV discussed in Note 20 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.  EchoStar is our primary supplier of digital set-top boxes and digital broadcast operations.  In addition, EchoStar provides the vast majority of our transponder capacity, is a key supplier of related services to us, and provides the IPTV streaming technology for our OTT services.  Furthermore, Hughes, a subsidiary of EchoStar, is currently a wholesale provider of our satellite broadband Internet service, which we distribute under our dishNET™ brand.  See “Item 1A. Risk Factors” and Note 20 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for more information.

Discontinued Operations

On April 26, 2011, we completed the acquisition of most of the assets of Blockbuster, Inc.  As of December 31, 2013, Blockbuster had ceased material operations.  The results of Blockbuster are presented for all periods as discontinued operations in our consolidated financial statements.  On January 14, 2014, we completed the sale of our Blockbuster operations in Mexico.

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

			Estimated
			Useful Life
			(Years) /
		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV (1)	July 2010	45	15

Under Construction:
EchoStar XVIII (2)	2015	110	15

Leased from EchoStar (1):
EchoStar I (3)(4)	December 1995	77	November 2015
EchoStar VII (3)(4)	February 2002	119	June 2016
EchoStar VIII	August 2002	77	Month to month
EchoStar IX	August 2003	121	Month to month
EchoStar X (3)(4)	February 2006	110	February 2021
EchoStar XI (3)(4)	July 2008	110	September 2021
EchoStar XII (3)	July 2003	61.5	September 2017
EchoStar XIV (3)(4)	March 2010	119	February 2023
EchoStar XVI (5)	November 2012	61.5	January 2017
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 20 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.
(2)	EchoStar XVIII is expected to launch during the fourth quarter 2015.
(3)	We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s useful life.
(4)

On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things, we transferred these satellites to EchoStar and lease back all available capacity on these satellites. See Note 20 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

(5)	We have the option to renew this lease for an additional six-year period. If we exercise our six-year renewal option, we have the option to renew this lease for an additional five years.

Satellites Under Construction

EchoStar XVIII.  On September 7, 2012, we entered into a contract with Space Systems/Loral, Inc. (“SS/L”) for the construction of EchoStar XVIII, a DBS satellite with spot beam technology designed for, among other things, HD programming.  During October 2013, we entered into an agreement with ArianeSpace S.A. (“Ariane”) for launch services for this satellite, which is expected to be launched during the fourth quarter 2015.

Satellite Anomalies

Operation of our DISH branded pay-TV service requires that we have adequate satellite transmission capacity for the programming that we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

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

In the past, certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the satellites in our fleet.  See “Impairment of Long-Lived Assets” in Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.

AWS-4 Satellites.  As a result of the DBSD Transaction and the TerreStar Transaction, we acquired three AWS-4 satellites, including two in-orbit satellites (D1 and T1) and one satellite under construction (T2).  See the table below for further information.

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
T1	July 2009	111.1	15
D1	April 2008	92.85	15

Under Construction:
T2 (1)	NA	NA	NA

(1)         During the fourth quarter 2014, EchoStar purchased our rights to the T2 satellite.  See Note 20 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.

GOVERNMENT REGULATIONS

Our operations, particularly our DBS and broadband operations, and our wireless spectrum licenses are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these authorities could result in limitations on, or the suspension or revocation of, our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  These governmental authorities could also adopt regulations or take other actions that would adversely affect our business prospects.

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

Wireless services and our wireless spectrum licenses are subject to regulation by the FCC and, depending on the jurisdiction, other federal, state and local, as well as international, governmental authorities and regulatory agencies, including, among other things, regulations governing the licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems.  In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The FCC grants wireless licenses for terms of generally ten years that are subject to renewal or revocation.  There can be no assurances that our wireless spectrum licenses will be renewed.  Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.  For further information related to our licenses and build-out requirements related to our wireless spectrum licenses see “Item 1A.  Risk Factors.”

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

•                  ensuring compliance with the terms and conditions of such assignments, licenses, authorizations and approvals, including required timetables for construction and operation of satellites;

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

During September 2014, we filed an application with the FCC for authorization to provide service to the United States from a Canadian-licensed satellite using Reverse Band Working DBS frequencies at the 103 degree orbital location, which has been opposed by DirecTV.  We cannot predict the timing or outcome of our application.

Duration of our DBS Satellite Licenses.  Generally speaking, all of our satellite licenses are subject to expiration unless renewed by the FCC.  The term of each of our DBS licenses is ten years.  Our licenses are currently set to expire at various times.  In addition, at various times we have relied on special temporary authorizations for our operations.  A special temporary authorization is granted for a period of only 180 days or less, subject again to possible renewal by the FCC.  From time to time, we apply for authorizations to use new satellites at our existing orbital locations.  For example, we have a pending application with the FCC to launch and operate a new satellite, EchoStar XVIII, at the 110 degree orbital location.  Generally, our FCC licenses and special temporary authorizations have been renewed, and our applications for new satellites at our existing orbital locations have been approved, by the FCC on a routine basis, but there can be no assurance that the FCC will continue to do so.

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

4.5 Degree Spacing Tweener Satellites.  The FCC has proposed to allow so-called “tweener” DBS operations — DBS satellites operating at orbital locations 4.5 degrees (half of the usual nine degrees) away from other DBS satellites.  The FCC granted authorizations to Spectrum Five and EchoStar for tweener satellites at the 86.5 and 114.5 degree orbital locations.  Even though these authorizations were subsequently cancelled because the FCC determined that the licensees did not meet certain milestone requirements, Spectrum Five has filed a still pending petition for reconsideration of the FCC’s decision cancelling Spectrum Five’s license.  Tweener operations close to our licensed orbital locations (including Spectrum Five’s proposed use at the 114.5 degree orbital location) could cause harmful interference to our service and constrain our future operations.  The FCC has not completed its rulemaking on the operating and service rules for tweener satellites.

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

Public Interest Requirements.  The FCC imposes certain public interest obligations on our DBS licenses.  These obligations require us to set aside four percent of our channel capacity exclusively for noncommercial programming for which we must charge programmers below-cost rates and for which we may not impose additional charges on subscribers.  The Satellite Television Extension and Localism Act of 2010 (“STELA”) required the FCC to decrease this set-aside to 3.5 percent for satellite carriers who provide retransmission of state public affairs networks in 15 states and are otherwise qualified.  The FCC, however, has not yet determined whether we qualify for this decrease in set-aside.  The obligation to provide noncommercial programming may displace programming for which we could earn commercial rates and could adversely affect our financial results.  We cannot be sure that, if the FCC were to review our methodology for processing public interest carriage requests, computing the channel capacity we must set aside or determining the rates that we charge public interest programmers, it would find them in compliance with the public interest requirements.

Separate Security, Plug and Play.  The STELA Reauthorization Act of 2014 (“STELAR”) ended the “integration ban” that required cable companies to separate security functionality from the other features of their set-top boxes and that required leased cable set-top boxes to include CableCARDs.  The repeal of the integration ban takes effect in December 2015.  Set-top boxes used by DBS providers were not subject to this separate security requirement.  STELAR also requires the FCC to establish a working group of technical experts to identify and report on downloadable security design options that are not unduly burdensome and that promote competition with respect to the availability of navigation devices.  The FCC has selected the working group, which includes a DISH Network representative, but the group has not yet convened.  Therefore, we cannot predict what effect its deliberations may have on our operations.  Also, the FCC adopted the so-called “plug and play” standard for compatibility between digital television sets and cable systems.  That standard was developed through negotiations involving the cable and consumer electronics industries, but not the satellite television industry.  The FCC’s adoption of the standard was accompanied by certain rules regarding copy protection measures that were applicable to us.  We appealed the FCC’s decision regarding the copy protection measures to the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) and on January 15, 2013 the D.C. Circuit vacated the FCC’s decision.  The FCC is also considering various proposals to establish two-way digital cable “plug and play” rules.  That proceeding also asks about means to incorporate all pay-TV providers into its “plug and play” rules.  The cable industry and consumer electronics companies have reached a “tru2way” commercial arrangement to resolve many of the outstanding issues in this docket.  We cannot predict whether the FCC will impose rules on our DBS operations that are based on cable system architectures or the private cable/consumer electronics tru2way commercial arrangement.  Complying with the separate security and other “plug and play” requirements would require potentially costly modifications to our set-top boxes and operations.  We cannot predict the timing or outcome of this FCC proceeding.

Retransmission Consent.  The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act.  If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals.  While we have been able to reach retransmission consent agreements with most of these local network stations, from time to time there are stations with which we have not been able to reach an agreement.  We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.  In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations.  These requirements may place constraints on available capacity on our satellites for other programming.  Furthermore, the rates we are charged for retransmitting local channels have been increasing substantially and may exceed our ability to increase our prices to our customers.  We may be unable to pass these increased programming costs on to our customers, which could have a material adverse effect on our business, financial condition and results of operations.  In addition, the broadcast stations’ demands for higher rates have resulted in more frequent negotiating impasses and programming interruptions.  During these programming interruptions, our subscribers in the affected markets lack access to popular programming and may switch to another multichannel distributor that may be able to provide them with such programming.

The FCC is currently considering changes to its rules governing retransmission consent disputes that may provide more guidance to the negotiating parties on good-faith negotiation requirements and improve notice to consumers in advance of possible service disruptions.  In addition, the recently enacted STELAR requires the FCC to commence a rulemaking proceeding to review its “totality of circumstances” test for ensuring that television stations and MVPDs negotiate retransmission consent agreements in “good faith.”  STELAR also prohibits television stations from coordinating or engaging in joint retransmission consent negotiations with any other local television stations, unless the stations are “directly or indirectly under common de jure control,” expanding a previous FCC ruling prohibiting joint negotiations only among the top four stations in a market.  In addition, STELAR prohibits a local television station from limiting an MVPD’s ability to carry other television signals that have been deemed by the FCC to be “significantly viewed” or to carry any other television signal the MVPD is otherwise entitled to carry under the Communications Act, unless such stations are “directly or indirectly under common de jure control” pursuant to FCC regulations.  We cannot predict if the FCC’s actions or these new restrictions on broadcasters will result in more effective retransmission consent negotiations.

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

As a result of the expiration of this prohibition on exclusivity, we may be limited in our ability to obtain access at all, or on nondiscriminatory terms, to programming from programmers that are affiliated with cable system operators.  In addition, any other changes in the Cable Act, and/or the FCC’s rules that implement the Cable Act, that currently limit the ability of cable-affiliated programmers to discriminate against competing businesses such as ours, could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on nondiscriminatory terms.

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty Media Corporation (“Liberty”).  In July 2012, similar program access conditions that had applied to Time Warner Cable expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Time Warner Cable’s programming, or to obtain it on nondiscriminatory terms.  In the case of certain types of programming affiliated with Comcast through its control of NBCUniversal Media, LLC (“NBCUniversal”), the prohibition on exclusivity will still apply until January 2018.  During that time, we have the right to subject the terms of access to NBCUniversal’s programming to binding arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  There can be no assurance that this procedure will result in favorable terms for us or that the FCC conditions that establish this procedure will be prevented from expiring on their own terms.

In addition, affiliates of certain cable providers have denied us access to sports programming that they supply to their cable systems terrestrially, rather than by satellite.  The FCC has held that new denials of such service are unfair if they have the purpose or effect of significantly hindering us from providing programming to consumers.  However, we cannot be sure that we can prevail in a complaint related to such programming and gain access to it.  Our continuing failure to access such programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.

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

Net Neutrality.  During 2010, the FCC imposed rules of nondiscrimination and transparency upon wireline broadband providers.  While this decision provides certain protection from discrimination by wireline broadband providers against our distribution of video content via the Internet, it may still permit wireline broadband providers to provide certain services over their wireline broadband network that are not subject to these requirements.  Although the FCC imposed similar transparency requirements on wireless broadband providers, which includes AWS licensees, it declined to impose a wireless nondiscrimination rule.  Instead, wireless broadband Internet providers are prohibited from blocking websites and applications that compete with voice and video telephony services.  The FCC’s net neutrality rules were challenged in Federal court.  On January 14, 2014, the D.C. Circuit upheld the FCC’s transparency rule, but vacated both the nondiscrimination and anti-blocking rules.  The FCC is currently considering revised net neutrality rules in accordance with the D.C. Circuit’s decision.  However, we cannot predict the timing or outcome of this FCC proceeding or of any subsequent challenges to the rules that the FCC may adopt.  Therefore, we cannot predict the practical effect of these rules and related proceedings on our ability to distribute our video content via the Internet.

Comcast-NBCUniversal.  In January 2011, the FCC and the Department of Justice approved a transaction between Comcast and General Electric Company (“General Electric”), pursuant to which they joined their programming properties, including NBC, Bravo and many others, in a venture, NBCUniversal, controlled by Comcast.  During March 2013, Comcast completed the acquisition of substantially all of General Electric’s remaining interest in NBCUniversal.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s order on network neutrality (even if that order is vacated by judicial or legislative action) and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  If Comcast does not license its affiliated content to us on fair and nondiscriminatory terms and conditions, we can seek binding arbitration and continue to carry such content while the arbitration is pending.  However, it is uncertain how these conditions may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.  In addition, as these conditions expire in January 2018, we will not be able to rely on these protections beyond that date.

Definition of MVPD.  In December 2014, the FCC issued a Notice of Proposed Rulemaking regarding the definition of an MVPD.  Among other things, the FCC is seeking comments on whether the definition of an MVPD should apply to Internet-based streaming services, thus making such services subject to the same regulations as an MVPD.  The FCC is also seeking comments regarding the treatment of purely Internet-based linear video programming services that cable operators and DBS providers offer in addition to their traditional video services.  We cannot predict the timing or outcome of this rulemaking process.

FCC Regulation of our Wireless Spectrum

DISH Spectrum

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

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with these licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our licenses to expand our terrestrial operating authority with AWS-4 authority.  That order imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize our AWS-4 licenses.  That order also mandated certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, we were required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).

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

Commercialization of Our Wireless Spectrum Licenses and Related Assets.  We have made substantial investments to acquire certain wireless spectrum licenses and related assets.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  We may need to raise significant additional capital in the future to fund these efforts, which may not be available on acceptable terms or at all.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that we will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

AWS-3 Auction

The AWS-3 Auction commenced on November 13, 2014 and concluded on January 29, 2015.  The FCC’s prohibition on certain communications related to the AWS-3 Auction expired on February 13, 2015.  Also, on February 13, 2015, Northstar Wireless and SNR Wireless each filed applications with the FCC to acquire certain AWS-3 Licenses for which it was named as winning bidder and had made the required down payments.  Each of Northstar Wireless and SNR Wireless has applied as a Designated Entity that is entitled to receive a bidding credit of 25% in the AWS-3 Auction, as defined by FCC regulations.

Northstar Wireless was the winning bidder for the Northstar Licenses with gross winning bids totaling approximately $7.845 billion, which after taking into account a 25% bidding credit, equals net winning bids totaling approximately $5.884 billion.  Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum.  Through our wholly-owned subsidiary, American II, we own an 85% non-controlling interest in Northstar Spectrum.  Northstar Manager owns a 15% controlling interest in, and is the sole manager of, Northstar Spectrum.  Northstar Spectrum is governed by the Northstar Spectrum LLC Agreement by and between American II and Northstar Manager.  Pursuant to the Northstar Spectrum LLC Agreement, American II and Northstar Manager agreed to make pro-rata equity contributions in Northstar Spectrum equal to approximately 15% of the net purchase price of the

Northstar Licenses.  American II also entered into the Northstar Credit Agreement by and among American II, as Lender, Northstar Wireless, as Borrower, and Northstar Spectrum, as Guarantor.  Pursuant to the Northstar Credit Agreement, American II agreed to make loans to Northstar Wireless for approximately 85% of the net purchase price of the Northstar Licenses.  American II made equity contributions to Northstar Spectrum of approximately $633 million and a loan to Northstar Wireless of approximately $432 million for Northstar Wireless to make the upfront payment for the AWS-3 Auction and the down payment required for the Northstar Licenses.  American II is also required to make an equity contribution to Northstar Spectrum of approximately $117 million and a loan to Northstar Wireless of approximately $4.569 billion for Northstar Wireless to make the final payment required for the Northstar Licenses, which is due to the FCC by March 2, 2015.  Consequently, as of March 2, 2015, the total equity contributions from American II to Northstar Spectrum will be approximately $750 million and the total loans from American II to Northstar Wireless will be approximately $5.001 billion.

SNR Wireless was the winning bidder for the SNR Licenses with gross winning bids totaling approximately $5.482 billion, which after taking into account a 25% bidding credit, equals net winning bids totaling approximately $4.112 billion.  In addition to the net winning bids, SNR Wireless is obligated to make a bid withdrawal payment of approximately $8 million to the FCC.  SNR Wireless is a wholly-owned subsidiary of SNR Holdco.  Through our wholly-owned subsidiary, American III, we own an 85% non-controlling interest in SNR Holdco.  SNR Management owns a 15% controlling interest in, and is the sole manager of, SNR Holdco.  SNR Holdco is governed by the SNR Holdco LLC Agreement by and between American III and SNR Management.  Pursuant to the SNR Holdco LLC Agreement, American III and SNR Management agreed to make pro-rata equity contributions in SNR Holdco equal to approximately 15% of the net purchase price of the SNR Licenses.  American III also entered into the SNR Credit Agreement by and among American III, as Lender, SNR Wireless, as Borrower, and SNR Holdco, as Guarantor.  Pursuant to the SNR Credit Agreement, American III agreed to make loans to SNR Wireless for the amount of the bid withdrawal payment and approximately 85% of the net purchase price of the SNR Licenses.  American III made equity contributions to SNR Holdco of approximately $408 million and a loan to SNR Wireless of approximately $350 million for SNR Wireless to make the upfront payment for the AWS-3 Auction and the down payment required for the SNR Licenses.  American III is also required to make an equity contribution to SNR Holdco of approximately $116 million and a loan to SNR Wireless of approximately $3.153 billion for SNR Wireless to make the final payment required for the SNR Licenses, which is due to the FCC by March 2, 2015.  Consequently, as of March 2, 2015, the total equity contributions from American III to SNR Holdco will be approximately $524 million and the total loans from American III to SNR Wireless will be approximately $3.503 billion.

After Northstar Wireless and SNR Wireless have made the final payments to the FCC for the Northstar Licenses and the SNR Licenses, respectively, our total non-controlling equity and debt investments in the Northstar Entities and the SNR Entities will be approximately $9.778 billion.  We have funded and will fund these investments from existing cash and marketable investment securities.  Such funding has included and will include $899 million in total equity and debt investments in the Northstar Entities and SNR Entities during the fourth quarter 2014, cash and marketable investment securities as of December 31, 2014, cash generated from operations during 2015, and a $400 million refund from the FCC to one of our wholly-owned subsidiaries related to the AWS-3 Auction.  Issuance of any AWS-3 Licenses to Northstar Wireless and SNR Wireless depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  Objections to the applications filed by Northstar Wireless and SNR Wireless must be submitted to the FCC within ten calendar days following the release by the FCC of the public notice listing the applications acceptable for filing.  We cannot predict the timing or the outcome of the FCC’s review of the applications filed by Northstar Wireless and SNR Wireless.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, we may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

See “Item 1A. Risk Factors - We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition” in this Annual Report on Form 10-K for more information.

MVDDS.  We have MVDDS licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  In January 2015, the FCC granted our application to extend the build-out requirements related to our MVDDS licenses.  We now have until 2019 to provide  “substantial service” on our MVDDS licenses, and the licenses expire in 2024.  Our MVDDS licenses may be terminated, however, if we do not provide substantial service in accordance with the new build-out requirements.

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

Registration in the UN Registry of Space Objects

The United States and other jurisdictions in which we license satellites are parties to the UN Convention on the Registration of Objects Launched into Outer Space.  The UN Convention requires a satellite’s launching state to register the satellite as a space object.  The act of registration carries liability for the registering country in the event that the satellite causes third-party damage.  Administrations may place certain requirements on satellite licensees in order to procure the necessary launch or operational authorizations that accompany registration of the satellite.  In some jurisdictions, these authorizations are separate and distinct, with unique requirements, from the authorization to use a set of frequencies to provide satellite services.  There is no guarantee that we will be able to procure such authorizations even if we already possess a frequency authorization.

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

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations.  These include laws regulating air emissions, water discharge and waste management.  We attempt to maintain compliance with all such requirements.  We do not expect capital or other expenditures for environmental compliance to be material in 2015 or 2016.  Environmental requirements are complex, change frequently and have become more stringent over time.  Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

For segment reporting data and principal geographic area data for 2014, 2013 and 2012, see Note 17 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

EMPLOYEES

We had approximately 19,000 employees at December 31, 2014, most of whom were located in the United States.  We generally consider relations with our employees to be good.  Approximately 60 employees in two of our field offices have voted to have a union represent them in contract negotiations.  While we are not currently a party to any collective bargaining agreements, we are currently negotiating collective bargaining agreements at these offices.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

(furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with DISH Network of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position

Charles W. Ergen	61	Chairman
Joseph P. Clayton	65	President and Chief Executive Officer and Director
W. Erik Carlson	45	Executive Vice President, In-Home Service and Manufacturing Operations
Thomas A. Cullen	55	Executive Vice President, Corporate Development
James DeFranco	62	Executive Vice President and Director
R. Stanton Dodge	47	Executive Vice President, General Counsel and Secretary
Bernard L. Han	50	Executive Vice President and Chief Operating Officer
Michael Kelly	53	Executive Vice President
Roger J. Lynch	52	Chief Executive Officer, Sling TV Holding L.L.C.
Michael K. McClaskey	51	Executive Vice President and Chief Human Resources Officer
David M. Shull	42	Executive Vice President and Chief Commercial Officer
Steven E. Swain	47	Senior Vice President and Chief Financial Officer

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

Joseph P. Clayton.  Mr. Clayton has served as our President and Chief Executive Officer and has been a member of our Board of Directors since June 2011.  Mr. Clayton served as Chairman of Sirius Satellite Radio Inc. (Sirius) from November 2004 to July 2008 and served as Chief Executive Officer of Sirius from November 2001 to November

2004.  Prior to joining Sirius, Mr. Clayton served as President of Global Crossing North America, as President and Chief Executive Officer of Frontier Corporation and as Executive Vice President, Marketing and Sales - Americas and Asia, of Thomson S.A.  Mr. Clayton previously served on the Board of Directors of Transcend Services, Inc. from 2001 to April 2012 and on the Board of Directors of EchoStar from October 2008 to June 2011.

W. Erik Carlson.  Mr. Carlson has served as our Executive Vice President, In-Home Service and Manufacturing Operations since February 2008 and is responsible for overseeing our residential and commercial installations, customer billing and equipment retrieval and refurbishment operations.  Mr. Carlson previously was Senior Vice President of Retail Services, a position he held since mid-2006.  He joined DISH Network in 1995 and has held operating roles of increasing responsibility over the years.

Thomas A. Cullen.  Mr. Cullen has served as our Executive Vice President, Corporate Development since July 2011.  Mr. Cullen served as our Executive Vice President, Sales, Marketing and Programming from April 2009 to July 2011 and as our Executive Vice President, Corporate Development from December 2006 to April 2009.  Before joining DISH Network, Mr. Cullen held various executive positions in the Telecommunications, Cable and Wireless industries.

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

Bernard L. Han.  Mr. Han has served as our Executive Vice President and Chief Operating Officer since April 2009 and is in charge of all sales, operations and information technology functions for DISH Network.  Mr. Han served as Executive Vice President and Chief Financial Officer of DISH Network from September 2006 to April 2009.  Mr. Han also served as EchoStar’s Executive Vice President and Chief Financial Officer from January 2008 to June 2010 pursuant to a management services agreement between DISH Network and EchoStar.  From October 2002 to May 2005, Mr. Han served as Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc.

Michael Kelly.  Mr. Kelly has served as our Executive Vice President since January 2014 and is currently on a leave of absence.  Mr. Kelly served as the President of Blockbuster L.L.C. from May 2011 to January 2014.  Mr. Kelly served as our Executive Vice President, Direct, Commercial and Advertising Sales from December 2005 until May 2011 and as Executive Vice President of DISH Network Service L.L.C. and Customer Service from February 2004 until December 2005.

Roger J. Lynch.  Mr. Lynch has served as our Executive Vice President, Advanced Technologies since November 2009.  Mr. Lynch also served as EchoStar’s Executive Vice President, Advanced Technologies from November 2009 to December 2014.  In addition, in July 2012, Mr. Lynch was named Chief Executive Officer of Sling TV Holding L.L.C.  Prior to joining DISH Network, Mr. Lynch served as Chairman and CEO of Video Networks International, Ltd., an Internet protocol television (“IPTV”) technology company in the United Kingdom from 2002 to 2009.

Michael K. McClaskey.  Mr. McClaskey has served as our Executive Vice President and Chief Human Resources Officer since February 2014 and is responsible for the recruiting, benefits administration, compensation, and leadership and organizational development for DISH Network.  Mr. McClaskey joined DISH Network in 2007 and served as our Senior Vice President and Chief Information Officer until February 2014.  Prior to DISH Network, Mr. McClaskey spent 12 years at Perot Systems where he served as Vice President of Infrastructure Solutions and Chief Information Officer.

David M. Shull.  Mr. Shull has served as our Executive Vice President and Chief Commercial Officer since March 2013 and is responsible for overseeing our video content acquisition and packaging, product management, marketing and advertising sales.  Mr. Shull is currently on a leave of absence.  Mr. Shull previously was our Senior Vice President of Programming, a position he held since December 2008.  He joined DISH Network in 2004 and has held various positions of increasing responsibility over the years.

Steven E. Swain.  Mr. Swain has served as our Senior Vice President and Chief Financial Officer since October 2014.  Mr. Swain served as our Senior Vice President of Programming from April 2014 to October 2014, overseeing the acquisition and renewal of all programming content for DISH Network.  Mr. Swain joined DISH Network in 2011 as Vice President of Corporate Financial Planning and Analysis.  Prior to DISH Network, Mr. Swain spent more than 15 years working in the telecommunications sector, most recently at CenturyLink, formerly Qwest Communications, where he served in multiple leadership roles in finance, including corporate financial planning and analysis, treasury and investor relations, as well as in network engineering.

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

Competition and Economic Risks Affecting our Business

We face intense and increasing competition from satellite television providers, cable companies and telecommunications companies, especially as the pay-TV industry has matured, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

Our business is primarily focused on providing pay-TV services and we have traditionally competed against satellite television providers and cable companies, some of whom have greater financial, marketing and other resources than we do.  Many of these competitors offer video services bundled with broadband, telephony services, HD offerings, interactive services and video on demand services that consumers may find attractive.  We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we may be required to increase retention spending or we may provide greater discounts or credits to acquire and retain subscribers who may spend less on our services.  If our Pay-TV ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins may be reduced and the long-term value of a subscriber would then decrease.

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

Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater financial leverage and increase the availability of offerings from providers capable of bundling television, broadband and telephone services in competition with our services, and may exacerbate the risks described above.  For example, during February 2014, Comcast announced its pending acquisition of Time Warner Cable, which would combine the largest and second largest cable television providers in the U.S.  This acquisition is currently undergoing regulatory review and has not been completed.  We filed a petition to deny the transaction with the FCC, in which we stated, among other things, that the proposed transaction poses serious harm to competition and consumers and runs counter to U.S. antitrust and communications laws, that no set of conditions can alleviate these harms, and that the FCC and Department of Justice should reject the transaction.  If Time Warner Cable ultimately is acquired by Comcast, the combined company would be able to, among other things, foreclose or degrade our online video offerings at various points in the broadband pipe; impose anti-competitive data caps on consumers who access our online video offerings; foreclose access to, or raise the prices of, its own affiliated programming to us; pressure third-party content owners and programmers to withhold online rights from us; and utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other MVPDs, including us.

In addition, during May 2014, AT&T announced its pending acquisition of DirecTV, our direct competitor and the largest satellite TV provider in the U.S.  This acquisition is currently undergoing regulatory review and has not been completed.  We filed a petition to impose conditions on the transaction with the FCC, to remedy potential threats to consumers and competition in the video and broadband markets. If DirecTV ultimately is acquired by AT&T, DirecTV will, among other things, have increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and voice services.  The combined company would also be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other MVPDs, including us; thwart our entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with us; underutilize key orbital spectrum resources that could be more efficiently used by us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose anti-competitive data caps on consumers who access our online video offerings.

Competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

Our business is primarily focused on pay-TV services, and we face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon and Google that offer online services distributing movies, television shows and other video programming.  In addition, traditional providers of video entertainment, including broadcasters and cable network operators, are increasing their Internet-based video offerings.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.  With the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online platforms for users to stream and view on their personal computers, televisions and other devices.  These online platforms may cause our subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online platforms a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.  Some of these companies have greater financial, marketing and other resources than we do.  In particular, programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  These technological advancements and changes in consumer behavior with regard to the means by which they obtain video content could reduce our gross new subscriber activations and could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.

Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

A substantial majority of our revenue comes from residential customers whose spending patterns may be affected by economic weakness and uncertainty.  Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty and other factors that may adversely affect the pay-TV industry.  In particular, economic weakness and uncertainty could result in the following:

•                  Fewer gross new subscriber activations and increased subscriber churn.  We could face fewer gross new subscriber activations and increased subscriber churn due to, among other things:  (i) a downturn in the housing market in the United States combined with lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of retailers, who generate a significant portion of our new subscribers, because many of them are small businesses that are more susceptible to the negative effects of economic weakness.  In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to economic weakness, including, among others, our pay-in-advance subscribers.

•                  Lower pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”).  Due to increasing programming costs, our subscribers may disconnect our services and a growing share of pay-TV customers are “cord shaving” to downgrade to smaller, less expensive programming packages or electing to purchase through online platforms a certain portion of the services that they would have historically purchased from us, such as pay per view movies.  Cord cutting and/or cord shaving by our subscribers could negatively impact our Pay-TV ARPU.

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

As a new service offering, our OTT services face certain risks, including, among others, significant competition.

On February 9, 2015, we launched Sling TV, a live, linear streaming OTT service.  Prior to the launch of Sling TV, we offered, and continue to offer, an international video programming OTT service to a small number of Pay-TV subscribers under the DishWorld brand.  As of December 31, 2014, DishWorld subscribers are included in our Pay-TV subscriber count and represent a small percentage of our customers.  We market our OTT services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.

Our OTT services face a number of risks, including, among others, the following, which may have a material adverse effect on our OTT service offerings:

•                  We face significant competition from several competitors, including, among others, Netflix, Hulu, Apple, Amazon and Google, who have longer operating histories, larger customer bases, stronger brand recognition and significant financial, marketing and other resources, as well as competition from piracy-based video offerings;

•                  We offer a limited amount of programming content, and there can be no assurances that we will be able to increase the amount or type of programming content that we may offer to keep pace with, or to differentiate our OTT services from, other providers of online video content;

•                  We rely on streaming-capable devices to deliver our OTT services, and if we are not successful in maintaining existing, and creating new, relationships, or if we encounter technological, content licensing or other impediments to our streaming content, our ability to grow our OTT services could be adversely impacted;

•                  We may incur significant expenses to market our OTT services and build brand awareness, which could have a negative impact on the profitability of our OTT services;

•                  Since we rely upon the ability of consumers to access our OTT services through an Internet connection, changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our OTT services.  For example, if the proposed Comcast/Time Warner Cable and AT&T/DirecTV mergers are completed, these risks may be exacerbated;

•                  Our OTT services have functional limitations that in many cases our competitors are not constrained by, such as not being able to view content on more than one device simultaneously, and not providing consumers a feature to record content for future viewing.  If we are unable to add such functionality to our OTT services in the future, our ability to compete with other offerings could be adversely impacted.

•                  The adoption or modification of laws and regulations relating to the Internet could limit or otherwise adversely affect the manner in which we conduct our OTT services and could cause us to incur additional expenses or alter our business model; and

•                  We rely on EchoStar to provide the IPTV streaming technology to support our OTT services.  In addition, we license our OTT service brand name “Sling” from EchoStar, and there can be no assurance that we will be able to continue to license the “Sling” brand name on acceptable terms or at all.

We face increasing competition from other distributors of unique programming services such as foreign language and sports programming that may limit our ability to maintain subscribers that desire these unique programming services.

We face increasing competition from other distributors of unique programming services such as foreign language and sports programming, including programming distributed over the Internet.  There can be no assurance that we will maintain subscribers that desire these unique programming services.  For example, the increasing availability of foreign language programming from our competitors, which in certain cases has resulted from our inability to renew programming agreements on an exclusive basis or at all, as well as competition from piracy-based video offerings, could contribute to an increase in our subscriber churn.  Our agreements with distributors of foreign language programming have varying expiration dates, and some agreements are on a month-to-month basis.  There can be no assurance that we will be able to grow or maintain subscribers that desire these unique programming services such as foreign language and sports programming.

Operational and Service Delivery Risks Affecting our Business

If we do not continue improving our operational performance and customer satisfaction, our gross new subscriber activations may decrease and our subscriber churn may increase.

If we are unable to continue improving our operational performance and customer satisfaction, we may experience a decrease in gross new subscriber activations and an increase in subscriber churn, which could have a material adverse effect on our business, financial condition and results of operations.  To improve our operational performance, we continue to make investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce subscriber churn, increase productivity, and allow us to scale better over the long run.  We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance, and if unsuccessful, we may have to incur higher costs to improve our operational performance.  While we believe that such costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.  If we are unable to improve our operational performance, our future gross new subscriber activations and existing subscriber churn may be negatively impacted, which could in turn adversely affect our revenue growth and results of operations.

If our gross new subscriber activations decrease, or if our subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

We may incur increased costs to acquire new subscribers and retain existing subscribers.  Our subscriber acquisition costs could increase as a result of increased spending for advertising and the installation of more HD and DVR receivers, which are generally more expensive than other receivers.  Meanwhile, retention costs may be driven higher by increased upgrades of existing subscribers’ equipment to HD and DVR receivers and by providing retention credits.  Additionally, certain of our promotions, including, among others, pay-in-advance, allow consumers with relatively lower credit scores to become subscribers.  These subscribers typically churn at a higher rate.

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

When offering new programming, or upon expiration of existing contracts, programming suppliers have historically attempted to increase the rates they charge us for programming.  We expect this practice to continue, which, if successful, would increase our programming costs.  As a result, our margins may face further pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  Alternatively, to attempt to mitigate the effect of price increases, we may elect not to carry certain channels, which could adversely affect our subscriber growth or result in higher churn.

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

We depend on third parties to provide us with programming services.  Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal, expiration and/or termination provisions.  We may not be able to renew these agreements on favorable terms or at all, and these agreements may be terminated prior to expiration of their original term.  Certain programmers have, in the past, limited our access to their programming in connection with the scheduled expiration of their programming carriage contracts with us. In recent years, national and local programming interruptions and threatened programming interruptions have become more frequent and in certain cases have had a negative impact on our gross new Pay-TV subscriber activations and Pay-TV churn rate.  For example, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of multiple programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with several content providers, including, among others, Turner Networks, 21st Century Fox and certain local network affiliates.  In particular, we suffered from lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rate beginning in the fourth quarter 2014 and continuing in the first quarter 2015, when, among others, certain programming from 21st Century Fox, including Fox entertainment and news channels, was not available on our service. Although we believe that the impact of the programming interruptions that occurred beginning in the fourth quarter 2014 and continued in the first quarter 2015 has now subsided, we cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from similar programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rates as we did beginning in the fourth quarter 2014 and continuing in the first quarter 2015.

We typically have a few programming contracts with major content providers up for renewal each year and if we are unable to renew any of these agreements or the other parties terminate the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In addition, loss of access to programming, particularly programming provided by major content providers and/or programming popular with our subscribers, could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations, net subscriber additions and subscriber churn rate.

We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act.  If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals.  While we have been able to reach retransmission consent agreements with most of these local network stations, from time to time there are stations with which we have not been able to reach an agreement.  We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.  We currently have pending lawsuits with two major broadcast television networks alleging, among other things, that the PrimeTime Anytime™ and AutoHop™ features of the Hopper set-top box breach their retransmission consent agreements.  See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.  In the event a court ultimately determines that we breached the terms of these retransmission consent agreements, we may be subject, among other things, to substantial damages and we may lose access to programming or may not be able to renew certain of our retransmission consent agreements and other programming agreements on favorable terms or at all.  Even if we ultimately prevail in these actions, there can be no assurance that we will be able to renew our retransmission consent agreements or enter into new agreements with these broadcast networks.  In such event, there can be no assurance that we will be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations.  These requirements may place constraints on available capacity on our satellites for other programming.  Furthermore, the rates we are charged for retransmitting local channels have been increasing substantially and may exceed our ability to increase our prices to our customers.  We may be unable to pass these increased programming costs on to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

We may be required to make substantial additional investments to maintain competitive programming offerings.

We believe that the availability and extent of HD programming and other value-added services such as access to video via smartphones and tablets continue to be significant factors in consumers’ choice among pay-TV providers.  Other pay-TV providers may have more successfully marketed and promoted their HD programming packages and value-added services and may also be better equipped and have greater resources to increase their HD offerings and value-added services to respond to increasing consumer demand.  In addition, even though it remains a small portion of the market, consumer demand for 3D televisions and programming, as well as higher resolution programming, such as 4K HD, will likely increase in the future.  We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver enhanced programming, and other value-added services, and there can be no assurance that we will be able to compete effectively with offerings from other pay-TV providers.

Any failure or inadequacy of our information technology infrastructure and communications systems could disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) and communications systems are important to the operation of our current business, which would suffer in the event of system failures or cyber attacks.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include, among other things, the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.  For example, during 2012, we implemented a new billing system as well as new sales and customer care systems.  We are relying on third parties for developing key components of our information technology and communications systems and ongoing service after their implementation.  Some of these systems and operations are not fully redundant, and our disaster recovery planning cannot account for all eventualities.  Third parties may experience errors, cyber attacks, natural disasters or other disruptions that could adversely impact us and over which we may have limited control.  Interruption and/or failure of any of these systems could disrupt our operations, interrupt our services and damage our reputation, thus adversely impacting our ability to provide our services, retain our current subscribers and attract new subscribers.

In addition, although we take protective measures and endeavor to modify them as circumstances warrant, our information technology hardware and software infrastructure and communications systems may be vulnerable to cyber attacks and other malicious activities including, among other things, unauthorized access, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could have a security impact.  If one or more of such events occur, this potentially could jeopardize our customer and other information processed and stored in, and transmitted through, our information technology hardware and software infrastructure and communications systems, or otherwise cause interruptions or malfunctions in our operations, which could result in significant losses or reputational damage.  Due to the fast-moving pace of technology, it may be difficult to detect, contain and remediate every such event.  We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses.

As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, the liability associated with information-related risks is increasing, particularly for businesses like ours that handle personal customer data.  The occurrence of any such network or information system related events or security breaches could have a material adverse effect on our reputation, business, financial condition and results of operations.  Significant incidents could result in a disruption of our operations, customer dissatisfaction, damage to our reputation or a loss of customers and revenues.

We currently depend on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture substantially all of our new set-top boxes and certain related components, to provide the vast majority of our transponder capacity, to provide digital broadcast operations and other services to us, and to provide the IPTV streaming technology for our OTT services.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

EchoStar is our primary supplier of digital set-top boxes and digital broadcast operations.  In addition, EchoStar provides the vast majority of our transponder capacity, is a key supplier of related services to us, and provides the IPTV streaming technology for our OTT services.  We purchase digital set-top boxes from EchoStar pursuant to a contract that expires on December 31, 2015.  EchoStar provides digital broadcast operations to us pursuant to a contract that expires on December 31, 2016.  EchoStar has no obligation to supply digital set-top boxes or digital broadcast operations to us after these dates.  We may be unable to renew agreements for digital set-top boxes or digital broadcast operations with EchoStar on acceptable terms or at all.  We lease the vast majority of our transponder capacity from EchoStar.  Equipment, transponder leasing and digital broadcast operation costs may increase beyond our current expectations.  EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain transponder capacity and digital broadcast operations and other services from third parties, could adversely affect our gross new subscriber activations and subscriber churn rate and cause related revenue to decline.

Furthermore, due to the lack of compatibility of our infrastructure with the set-top boxes of a provider other than EchoStar, any transition to a new supplier of set-top boxes could take a significant period of time to complete, cause us to incur significant costs and negatively affect our gross new subscriber activations and subscriber churn.  For example, the proprietary nature of the Slingbox “placeshifting” functionality and certain other technology used in EchoStar’s set-top boxes may significantly limit our ability to obtain set-top boxes with the same or similar features from any other provider of set-top boxes.

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

Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees.  We rely on EchoStar to design, develop and manufacture set-top boxes with advanced features and functionality and to provide the IPTV streaming technology for our OTT services.  If EchoStar is unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected.  In addition, delays in the delivery of components or other unforeseen problems associated with our technology may occur that could materially and adversely affect our ability to generate revenue, offer new products and services and remain competitive.

We rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices.  If these vendors are unable to meet our needs because they fail to perform adequately, are no longer in business, are experiencing shortages or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected.  While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability to timely deliver our products to our subscribers or operate our business.  Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could cause us to make substantial additional investments.

Our primary supplier of new set-top boxes, EchoStar, relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

EchoStar relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes that we provide to subscribers in order to deliver our digital television services. Our ability to meet customer demand depends, in part, on EchoStar’s ability to obtain timely and adequate delivery of quality materials, parts and components from suppliers. In the event of an interruption of supply or a significant price increase from these suppliers, EchoStar may not be able to diversify sources of supply in a timely manner, which could have a negative impact on our business. Further, due to increased demand for products, many electronic manufacturers are experiencing shortages for certain components.  EchoStar has experienced in the past and may continue to experience shortages driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of its suppliers that negatively impact our operations.  Any such delays or constraints could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations.

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

Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult.  It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft.  We expect that future replacements of these Security Access Devices will be necessary to keep our system secure.  We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

We are also vulnerable to other forms of fraud.  While we are addressing certain fraud through a number of actions, including terminating retailers that we believe violated our business rules, there can be no assurance that we will not continue to experience fraud which could impact our gross new subscriber activations and subscriber churn.  Economic weakness may create greater incentive for signal theft, piracy and other forms of fraud, which could lead to higher subscriber churn and reduced revenue.

We depend on third parties to solicit orders for our services that represent a significant percentage of our total gross new subscriber activations.

While we offer receiver systems and programming through direct sales channels, a significant percentage of our total gross new subscriber activations are generated through independent third parties such as small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies.  Most of our retailers are not exclusive to us and some of our retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors.  Furthermore, most of these retailers are significantly smaller than we are and may be more susceptible to economic weaknesses that make it more difficult for them to operate profitably.  Because our retailers receive most of their incentive value at activation and not over an extended period of time, our interests may not always be aligned with our retailers.  It may be difficult to better align our interests with our retailers because of their capital and liquidity constraints.  Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

We have limited satellite capacity and failures or reduced capacity could adversely affect our business.

Operation of our programming service requires that we have adequate satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.   We lease substantially all of our satellite capacity from third parties, including the vast majority of our transponder capacity from EchoStar, and we do not carry commercial insurance on any of the satellites that we lease from them.

Our ability to earn revenue depends on the usefulness of our owned and leased satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.  Generally, the minimum design life of each of our satellites ranges from 12 to 15 years.  We can provide no assurance, however, as to the actual useful lives of any of these satellites.  Our operating results could be adversely affected if the useful life of any of our owned or leased satellites were significantly shorter than the minimum design life.

In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite, any of which could have a material adverse effect on our business, financial condition and results of operations.  Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive.  A relocation would require FCC approval and, among other things, a showing to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite.  We cannot be certain that we could obtain such FCC approval.  If we choose to use a satellite in this manner, this use could adversely affect our ability to satisfy certain operational conditions associated with our authorizations.  Failure to satisfy those conditions could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.

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

In addition, the occurrence of future launch failures for other operators may delay the deployment of our satellites and materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all.  Please see further discussion under the caption “We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if any of our owned satellites fail” below.

Operational risks.  Satellites are subject to significant operational risks while in orbit.  These risks include malfunctions, commonly referred to as anomalies that have occurred in our satellites and the satellites of other operators as a result of various factors, such as manufacturing defects, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space.

Although we work closely with the satellite manufacturers to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in the satellites, we may experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components.

Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our pay-TV services.  In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly.  Anomalies may also reduce the expected useful life of a satellite, thereby reducing the channels that could be offered using that satellite, or create additional expenses due to the need to provide replacement or back-up satellites.  You should review the disclosures relating to satellite anomalies set forth under Note 8 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if any of our owned satellites fail.

Generally, we do not carry launch or in-orbit insurance on any of the satellites we use.  We currently do not carry in-orbit insurance on any of our owned or leased satellites, other than certain satellites leased from third parties, and generally do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  We lease substantially all of our satellite capacity from third parties, including the vast majority of our transponder capacity from EchoStar, and we do not carry commercial insurance on any of the satellites we lease from them.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite.  If one or more of our owned in-orbit satellites fail, we could be required to record significant impairment charges.

We may have potential conflicts of interest with EchoStar due to our common ownership and management.

Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships.  Areas in which conflicts of interest between EchoStar and us could arise include, but are not limited to, the following:

•                  Cross officerships, directorships and stock ownership.  We have certain overlap in directors and executive officers with EchoStar. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  Our Board of Directors and executive officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and us.  The executive officers and the members of our Board of Directors who overlap with EchoStar have fiduciary duties to EchoStar’s shareholders.  For example, there is the potential for a conflict of interest when we or EchoStar look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, certain of our directors and officers own EchoStar stock and options to purchase EchoStar stock.  Mr. Ergen owns approximately 36.5% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 43.6% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 62.4% of the voting power of EchoStar.  Mr. Ergen’s ownership of EchoStar excludes 15,188,445 shares of its Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 16.6% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 25.7% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 29.2% of EchoStar’s total voting power. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for us and EchoStar.  Furthermore, Charles W. Ergen, our Chairman, is employed by both us and EchoStar. In addition, as a result of the Satellite and Tracking Stock Transaction discussed in

Note 20 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, we own shares of a series of preferred tracking stock issued by EchoStar and shares of a series of preferred tracking stock issued by Hughes Satellite Systems Corporation (“HSSC”), a subsidiary of EchoStar (collectively, the “Tracking Stock”).  The Tracking Stock generally tracks the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HSSC, including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”).  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  Further, Effective July 1, 2012, we and EchoStar formed Sling TV Holding L.L.C. (“Sling TV,” formerly known as DISH Digital Holding L.L.C.), which was owned two-thirds by us and one-third by EchoStar.  Sling TV was formed to develop and commercialize certain advanced technologies.   Effective August 1, 2014, EchoStar and Sling TV entered into an Exchange Agreement pursuant to which, among other things, Sling TV distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV to a ten percent non-voting interest.  We now have a ninety percent equity interest and a 100% voting interest in Sling TV.  On February 9, 2015, we launched a live, OTT service under the Sling TV brand.  See Note 20 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

•                  Intercompany agreements with EchoStar.  In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  See Note 20 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of us and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and us under the separation and other intercompany agreements we entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us.  In addition, conflicts could arise between us and EchoStar in the interpretation or any extension or renegotiation of these existing agreements.

•                  Additional intercompany transactions.  EchoStar and its subsidiaries have and will continue to enter into transactions with us and our subsidiaries.  Although the terms of any such transactions will be established based upon negotiations between EchoStar and us and, when appropriate, subject to the approval of a committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained between unaffiliated parties.

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

Other than certain arrangements with EchoStar that we entered into in connection with Sling TV, which, subject to certain exceptions, limits EchoStar’s and our ability to operate an IPTV service other than operated by Sling TV, we do not have agreements with EchoStar that would prevent either company from competing with the other.

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

Acquisition and Capital Structure Risks Affecting our Business

We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to the AWS-3 Auction.

DISH Spectrum

We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.

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

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with these licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our licenses to expand our terrestrial operating authority with AWS-4 authority.  That order imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize our AWS-4 licenses.  That order also mandated certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, we were required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).

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

Commercialization of Our Wireless Spectrum Licenses and Related Assets.  We have made substantial investments to acquire certain wireless spectrum licenses and related assets.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  We may need to raise significant additional capital in the future to fund these efforts, which may not be available on acceptable terms or at all.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that we will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

AWS-3 Auction

The AWS-3 Auction commenced on November 13, 2014 and concluded on January 29, 2015.  The FCC’s prohibition on certain communications related to the AWS-3 Auction expired on February 13, 2015.  Also, on February 13, 2015, Northstar Wireless and SNR Wireless each filed applications with the FCC to acquire certain AWS-3 Licenses for which it was named as winning bidder and had made the required down payments.  Each of Northstar Wireless and SNR Wireless has applied as a Designated Entity that is entitled to receive a bidding credit of 25% in the AWS-3 Auction, as defined by FCC regulations.

Northstar Wireless was the winning bidder for the Northstar Licenses with gross winning bids totaling approximately $7.845 billion, which after taking into account a 25% bidding credit, equals net winning bids totaling approximately $5.884 billion.  Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum.  Through our wholly-owned subsidiary, American II, we own an 85% non-controlling interest in Northstar Spectrum.  Northstar Manager owns a 15% controlling interest in, and is the sole manager of, Northstar Spectrum.  Northstar Spectrum is governed by the Northstar Spectrum LLC Agreement by and between American II and Northstar Manager.  Pursuant to the Northstar Spectrum LLC Agreement, American II and Northstar Manager agreed to make pro-rata equity contributions in Northstar Spectrum equal to approximately 15% of the net purchase price of the Northstar Licenses.  American II also entered into the Northstar Credit Agreement by and among American II, as Lender, Northstar Wireless, as Borrower, and Northstar Spectrum, as Guarantor.  Pursuant to the Northstar Credit Agreement, American II agreed to make loans to Northstar Wireless for approximately 85% of the net purchase price of the Northstar Licenses.  American II made equity contributions to Northstar Spectrum of approximately $633 million and a loan to Northstar Wireless of approximately $432 million for Northstar Wireless to make the upfront payment for the AWS-3 Auction and the down payment required for the Northstar Licenses.  American II is also required to make an equity contribution to Northstar Spectrum of approximately $117 million and a loan to Northstar Wireless of approximately $4.569 billion for Northstar Wireless to make the final payment required for the Northstar Licenses, which is due to the FCC by March 2, 2015.  Consequently, as of March 2, 2015, the total equity contributions from American II to Northstar Spectrum will be approximately $750 million and the total loans from American II to Northstar Wireless will be approximately $5.001 billion.

SNR Wireless was the winning bidder for the SNR Licenses with gross winning bids totaling approximately $5.482 billion, which after taking into account a 25% bidding credit, equals net winning bids totaling approximately $4.112 billion.  In addition to the net winning bids, SNR Wireless is obligated to make a bid withdrawal payment of approximately $8 million to the FCC.  SNR Wireless is a wholly-owned subsidiary of SNR Holdco.  Through our wholly-owned subsidiary, American III, we own an 85% non-controlling interest in SNR Holdco.  SNR Management owns a 15% controlling interest in, and is the sole manager of, SNR Holdco.  SNR Holdco is governed by the SNR Holdco LLC Agreement by and between American III and SNR Management.  Pursuant to the SNR Holdco LLC Agreement, American III and SNR Management agreed to make pro-rata equity contributions in SNR Holdco equal to approximately 15% of the net purchase price of the SNR Licenses.  American III also entered into the SNR Credit Agreement by and among American III, as Lender, SNR Wireless, as Borrower, and SNR Holdco, as Guarantor.  Pursuant to the SNR Credit Agreement, American III agreed to make loans to SNR Wireless for the amount of the bid withdrawal payment and approximately 85% of the net purchase price of the SNR Licenses.  American III made equity contributions to SNR Holdco of approximately $408 million and a loan to SNR Wireless of approximately $350 million for SNR Wireless to make the upfront payment for the AWS-3 Auction and the down payment required for the SNR Licenses.  American III is also required to make an equity contribution to SNR Holdco of approximately $116 million and a loan to SNR Wireless of approximately $3.153 billion for SNR Wireless to make the final payment required for the SNR Licenses, which is due to the FCC by March 2, 2015.  Consequently, as of March 2, 2015, the total equity contributions from American III to SNR Holdco will be approximately $524 million and the total loans from American III to SNR Wireless will be approximately $3.503 billion.

After Northstar Wireless and SNR Wireless have made the final payments to the FCC for the Northstar Licenses and the SNR Licenses, respectively, our total non-controlling equity and debt investments in the Northstar Entities and the SNR Entities will be approximately $9.778 billion.  We have funded and will fund these investments from existing cash and marketable investment securities.  Such funding has included and will include $899 million in total equity and debt investments in the Northstar Entities and SNR Entities during the fourth quarter 2014, cash and marketable investment securities as of December 31, 2014, cash generated from operations during 2015, and a $400 million refund from the FCC to one of our wholly-owned subsidiaries related to the AWS-3 Auction.  Issuance of any AWS-3 Licenses to Northstar Wireless and SNR Wireless depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  Objections to the applications filed by Northstar Wireless and SNR Wireless must be submitted to the FCC within ten calendar days following the release by the FCC of the public notice listing the applications acceptable for filing.  We cannot predict the timing or the outcome of the FCC’s review of the applications filed by Northstar Wireless and SNR Wireless.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, we may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

We have used a substantial portion of our existing cash and marketable investment securities to fund our non-controlling debt and equity investments in the Northstar Entities and the SNR Entities.  As a result of, among other things, these non-controlling investments, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund these non-controlling debt and equity investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.  See “We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition” below for more information.

Impairment of Assets

Furthermore, the fair values of wireless spectrum licenses and related assets may vary significantly in the future.  In particular, valuation swings could occur if:

•                  consolidation in the wireless industry allows or requires wireless carriers to sell significant portions of their wireless spectrum holdings, which could in turn reduce the value of our spectrum holdings;

•                  a sale of spectrum by one or more wireless providers occurs;

•                  the FCC pursues certain policies designed to increase the number of wireless spectrum licenses available in each of our markets; or

•                  the FCC conducts additional wireless spectrum auctions.

If the fair value of our wireless spectrum licenses were to decline significantly, the value of these licenses could be subject to impairment charges.  We assess potential impairments to our indefinite-lived intangible assets annually or more often if indicators of impairment arise to determine whether there is evidence that indicate an impairment condition may exist.

Based on the FCC’s rules applicable to our AWS-4 authorizations no longer requiring an integrated satellite component or ground spare and on our evaluation of the satellite capacity needed for our wireless segment, among other things, during the second quarter 2013, we concluded that T2 and D1 represented excess satellite capacity for the potential commercialization of our wireless spectrum.  During the fourth quarter 2014, EchoStar purchased our rights to the T2 satellite.  While we are no longer required to operate an integrated satellite component, we are currently planning on using T1 and D1 in the commercialization of our wireless spectrum or for other commercial purposes.  If T1 is not used in the commercialization of our wireless spectrum or for other commercial purposes, we may need to impair it in the future, which could materially and adversely affect our future results of operations.  If D1 is not used in the commercialization of our wireless spectrum or for other commercial purposes, we may need to further impair it in the future, which could materially and adversely affect our future results of operations.

To the extent that we commercialize our wireless spectrum licenses, we will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

We have made substantial investments to acquire certain wireless spectrum licenses and related assets.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  We may need to raise significant additional capital in the future to fund these efforts, which may not be available on acceptable terms or at all.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that we will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

To the extent we commercialize our wireless spectrum licenses and enter the wireless services industry, a wireless services business presents certain risks.  Any of the following risks, among others, may have a material adverse effect on our future business, results of operations and financial condition.

•                  The wireless services industry is competitive and maturing.  We have limited experience in the wireless services industry, which is a competitive and maturing industry with incumbent and established competitors such as Verizon, AT&T, Sprint Corporation (“Sprint”) and T-Mobile USA Inc. (“T-Mobile”).  These companies have substantial market share and have more wireless spectrum assets than us.  Some of these companies have greater financial, marketing and other resources than us, and have existing cost and operational advantages that we lack.  Market saturation is expected to continue to cause the wireless services industry’s customer growth rate to moderate in comparison to historical growth rates, leading to increased competition for customers.  As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services.  Furthermore, the cost of attracting a new customer is generally higher than the cost associated with retaining an existing customer.  In addition, we may face increasing competition from wireless telecommunications providers who offer mobile video offerings.  Wireless mobile video offerings will likely become more prevalent in the marketplace as wireless telecommunications providers implement and expand the fourth generation of wireless communications.  During May 2014, AT&T announced its pending acquisition of DirecTV, which is currently undergoing regulatory review and has not been completed.  We filed a petition to impose conditions on the transaction with the FCC, to remedy potential threats to consumers and competition in the video and broadband markets.  If DirecTV ultimately is acquired by AT&T, DirecTV will, among other things, have increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and voice services.  The combined company would also be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other MVPDs, including us; thwart our entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose anti-competitive data caps on consumers who access our online video offerings.

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

We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition.

In addition to the risks described in “Item 1A. Risk Factors - We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to the AWS-3 Auction” in this Annual Report on Form 10-K, we face certain other risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, including, among others, the risks described below.  Any of the following risks, among others, may have a material adverse effect on our business, results of operations and financial condition.

We do not own or control the Northstar Licenses or the SNR Licenses nor do we control the Northstar Entities or the SNR Entities.  We do not have, a right to require Northstar Manager or SNR Management to sell their respective ownership interests in Northstar Spectrum and SNR Holdco to us.  Northstar Manager, as the sole manager of Northstar Spectrum, and SNR Management, as the sole manager of SNR Holdco, will have the exclusive right and power to manage, operate and control Northstar Spectrum and SNR Holdco, respectively, subject to certain limited protective provisions for the benefit of American II and American III, respectively.  Northstar Manager and SNR Management will have the ability, but not the obligation, to require Northstar Spectrum and SNR Holdco, respectively, to purchase Northstar Manager’s and SNR Management’s ownership interests in those respective entities after the fifth anniversary of the grant date of the Northstar Licenses and the SNR Licenses.  Thus, we cannot be certain that the Northstar Licenses or the SNR Licenses will be developed in a manner fully consistent with our current or future business plans.

The FCC has implemented rules and policies governing the designated entity program that are intended to ensure that qualifying designated entities are not controlled by operators or investors that do not meet certain qualification tests.  For example, designated entity structures are subject, among other things, to a requirement that they seek approval for any event that might affect their ongoing eligibility (e.g., changes in agreements that the FCC has previously reviewed), annual reporting requirements, and a commitment by the FCC to audit each designated entity at least once during the license term.  In addition, “control,” for purposes of the FCC regulations, includes call rights so that operators or investors that do not meet the small business qualification tests may not hold an option or right to acquire a controlling interest in a designated entity.  Qualification is also subject to challenge in qui tam lawsuits filed by private parties alleging that participants have defrauded the government in which the person bringing the suit may share in any recovery by the government.  In addition, the FCC may require that we, the Northstar Entities and/or the SNR Entities modify their respective agreements in order for Northstar Wireless and SNR Wireless to confirm their respective qualifications as Designated Entities.  In the event that Northstar Wireless or SNR Wireless fail to comply with the FCC’s designated entity rules, any such failure could lead to fines; reimbursement of the 25% bidding credits plus interest; and in certain cases, license revocation, third-party lawsuits and/or criminal penalties. Furthermore, litigation surrounding designated entity structures, increased regulatory scrutiny or third party or government lawsuits with respect to our non-controlling investments in the Northstar Entities and the SNR Entities could materially adversely affect our business, financial condition or results of operations.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, we may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

We have used a substantial portion of our existing cash and marketable investment securities to fund our non-controlling debt and equity investments in the Northstar Entities and the SNR Entities.  As a result of, among other things, these non-controlling investments, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund these non-controlling debt and equity investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

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

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our businesses, construct and launch new satellites, and to pursue acquisitions and other strategic transactions.  Weakness in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

See “We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to the AWS-3 Auction” above for more information.

From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs, including investments in public companies that are highly speculative and have experienced and continue to experience volatility.

From time to time a portion of our investment portfolio may be invested in strategic investments, and as a result, a portion of our portfolio may have restricted liquidity.  If the credit ratings of these securities deteriorate or there is a lack of liquidity in the marketplace, we may be required to record impairment charges.  Moreover, the uncertainty of domestic and global financial markets can greatly affect the volatility and value of our marketable investment securities.  In addition, a portion of our investment portfolio may include strategic and financial investments in debt and equity securities of public companies that are highly speculative and experience volatility.  Typically, these investments are concentrated in a small number of companies.  The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  The concentration of these investments as a percentage of our overall investment portfolio fluctuates from time to time based on, among other things, the size of our investment portfolio and our ability to liquidate these investments.  In addition, because our portfolio may be concentrated in a limited number of companies, we may experience a significant loss if any of these companies, among other things, defaults on its obligations, performs poorly, does not generate adequate cash flow to fund its operations, is unable to obtain necessary financing on acceptable terms, or at all, or files for bankruptcy, or if the sectors in which these companies operate experience a market downturn.  To the extent we require access to funds, we may need to sell these securities under unfavorable market conditions, record impairment charges and fall short of our financing needs.

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2014, our total debt, including the debt of our subsidiaries, was $14.464 billion.  Our debt levels could have significant consequences, including:

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

Charles W. Ergen, our Chairman, owns approximately 46.8% of our total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 49.5% of our total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 81.9% of the total voting power.  Mr. Ergen’s beneficial ownership of shares of Class A Common Stock excludes 25,188,204 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 5.5% of our total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 10.1% of our total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 9.7% of the total voting power.  Through his voting power, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

Legal and Regulatory Risks Affecting our Business

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services.  Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could have an adverse effect on our results of operations.  Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our business.  We currently have pending lawsuits with two major broadcast television networks alleging, among other things, that the PrimeTime Anytime™ and AutoHop™ features of the Hopper® set-top box infringe their copyrights.  Additionally, Fox has alleged, among other things, that the Slingbox “placeshifting” functionality and Hopper Transfers™ features of our Hopper set-top box infringe its copyrights.  See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features.  Moreover, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms, our business, financial condition and results of operations could be adversely affected.

In addition, we work with third parties such as vendors, contractors and suppliers for the development and manufacture of components that are integrated into our products and services, and our products and services may contain technologies provided to us by these third parties or other third parties.  We may have little or no ability to determine in advance whether any such technology infringes the intellectual property rights of others.  Our vendors, contractors and suppliers may not be required to indemnify us if a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.  Legal challenges to these intellectual property rights may impair our ability to use the products, services and technologies that we need in order to operate our business and may materially and adversely affect our business, financial condition and results of operations.

We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.  Please see further discussion under “Item 1. Business — Patents and Other Intellectual Property” of this Annual Report on Form 10-K.

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

Our ability to distribute video content via the Internet, including our OTT services, involves regulatory risk.

As a result of recent updates to certain of our programming agreements which allow us to, among other things, deliver certain authenticated content via the Internet and/or through our OTT services, we are increasingly distributing video content to our subscribers via the Internet and through our OTT services.  The ability to continue this strategy may depend in part on the FCC’s success in implementing rules prohibiting blocking and discrimination against our distribution of content over broadband networks.  For more information, see “Item 1.  Business — Government Regulations — FCC Regulations Governing our DBS Operations — Net Neutrality” of this Annual Report on Form 10-K.

Changes in the Cable Act, and/or the rules of the FCC that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates.

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

As a result of the expiration of this prohibition on exclusivity, we may be limited in our ability to obtain access at all, or on nondiscriminatory terms, to programming from programmers that are affiliated with cable system operators.  In addition, any other changes in the Cable Act, and/or the FCC’s rules that implement the Cable Act, that currently limit the ability of cable-affiliated programmers to discriminate against competing businesses such as ours, could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on nondiscriminatory terms.

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty.  In July 2012, similar program access conditions that had applied to Time Warner Cable expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Time Warner Cable’s programming, or to obtain it on nondiscriminatory terms.  In the case of certain types of programming affiliated with Comcast through its control of NBCUniversal, the prohibition on exclusivity will still apply until January 2018.  During that time, we have the right to subject the terms of access to NBCUniversal’s programming to binding arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  There can be no assurance that this procedure will result in favorable terms for us or that the FCC conditions that establish this procedure will be prevented from expiring on their own terms.

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

Our business, investor confidence in our financial results and stock price may be adversely affected if our internal controls are not effective.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.  If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.            UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

The following table sets forth certain information concerning our principal properties related to our business segments.

Leased From
Description/Use/Location	Segment(s) Using Property	Owned	EchoStar (1)	Other Third Party
Corporate headquarters, Englewood, Colorado	DISH/Wireless		X
Customer call center and general offices, Roseland, New Jersey	DISH			X
Customer call center, Alvin, Texas	DISH			X
Customer call center, Bluefield, West Virginia	DISH	X
Customer call center, Christiansburg, Virginia	DISH	X
Customer call center, College Point, New York	DISH			X
Customer call center, Harlingen, Texas	DISH	X
Customer call center, Hilliard, Ohio	DISH			X
Customer call center, Littleton, Colorado	DISH		X
Customer call center, Phoenix, Arizona	DISH			X
Customer call center, Thornton, Colorado	DISH	X
Customer call center, Tulsa, Oklahoma	DISH			X
Customer call, warehouse, service, and remanufacturing center, El Paso, Texas	DISH	X
Service and remanufacturing center, Englewood, Colorado	DISH		X
Service and remanufacturing center, Spartanburg, South Carolina	DISH			X
Warehouse and distribution center, Denver, Colorado	DISH			X
Warehouse and distribution center, Sacramento, California	DISH	X
Warehouse and distribution center, Atlanta, Georgia	DISH			X
Warehouse, Denver, Colorado	DISH	X

(1)         See Note 20 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.

In addition to the principal properties listed above, we operate numerous DISH service centers strategically located in regions throughout the United States.  Furthermore, we own or lease capacity on 14 satellites, which are a major component of our DISH pay-TV service.  See further discussion under “Item 1. Business — Satellites” in this Annual Report on Form 10-K.

Item 3.         LEGAL PROCEEDINGS

See Note 16 “Commitments and Contingencies - Litigation” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information.  Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “DISH.”  The high and low closing sale prices of our Class A common stock during 2014 and 2013 on the Nasdaq Global Select Market (as reported by Nasdaq) are set forth below.

2014	High	Low
First Quarter	$62.42	$54.10
Second Quarter	65.64	56.23
Third Quarter	66.71	61.87
Fourth Quarter	79.41	57.96

2013	High	Low
First Quarter	$38.02	$34.19
Second Quarter	42.52	36.24
Third Quarter	48.09	41.66
Fourth Quarter	57.92	45.68

As of February 13, 2015, there were approximately 8,208 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name.  As of February 10, 2015, 213,247,004 of the 238,435,208 outstanding shares of our Class B common stock were beneficially held by Charles W. Ergen, our Chairman, and the remaining 25,188,204 were held in trusts established by Mr. Ergen for the benefit of his family.  There is currently no trading market for our Class B common stock.

Dividends.  On December 28, 2012, we paid a cash dividend of $1.00 per share, or approximately $453 million, on our outstanding Class A and Class B common stock to stockholders of record at the close of business on December 14, 2012.

While we currently do not intend to declare additional dividends on our common stock, we may elect to do so from time to time.  Payment of any future dividends will depend upon our earnings and capital requirements, restrictions in our debt facilities, and other factors the Board of Directors considers appropriate.  We currently intend to retain our earnings, if any, to support future growth and expansion, although we may repurchase shares of our common stock from time to time.  See further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans.  See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2014 through December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
October 1, 2014 - October 31, 2014	—	$—	—	$1,000,000
November 1, 2014 - November 30, 2014	—	$—	—	$1,000,000
December 1, 2014 - December 31, 2014	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

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

Item 6.         SELECTED FINANCIAL DATA

The selected consolidated financial data as of and for each of the five years ended December 31, 2014 have been derived from, and are qualified by reference to our Consolidated Financial Statements.  As of December 31, 2013, Blockbuster had ceased material operations.  The results of Blockbuster are presented for all periods as discontinued operations in our consolidated financial statements.  See Note 10 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding our discontinued operations.

Certain prior year amounts have been reclassified to conform to the current year presentation.  See further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Explanation of Key Metrics and Other Items” in this Annual Report on Form 10-K.

This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2014, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
Balance Sheet Data	2014	2013	2012	2011	2010
	(In thousands)
Cash, cash equivalents and current marketable investment securities	$9,236,241	$9,739,404	$7,205,379	$2,001,917	$2,940,377
Total assets	22,107,462	20,356,430	17,379,608	11,470,231	9,632,153
Long-term debt and capital lease obligations (including current portion)	14,463,780	13,631,686	11,887,684	7,492,764	6,514,936
Total stockholders’ equity (deficit)	2,012,134	997,005	71,628	(419,003)	(1,133,443)

	For the Years Ended December 31,
Statements of Operations Data	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Total revenue	$14,643,387	$13,904,865	$13,181,334	$13,074,063	$12,640,744
Total costs and expenses	12,818,936	12,556,686	11,922,976	10,145,080	10,699,916
Operating income (loss)	$1,824,451	$1,348,179	$1,258,358	$2,928,983	$1,940,828

Income (loss) from continuing operations	$928,902	$837,089	$662,919	$1,522,374	NA
Net income (loss) attributable to DISH Network	$944,693	$807,492	$636,687	$1,515,907	$984,729

Basic net income (loss) per share from continuing operations attributable to DISH Network	$2.05	$1.87	$1.49	$3.41	$2.21
Basic net income (loss) per share from discontinued operations	—	(0.10)	(0.08)	(0.01)	—
Basic net income (loss) per share attributable to DISH Network	$2.05	$1.77	$1.41	$3.40	$2.21

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$2.04	$1.86	$1.49	$3.41	$2.20
Diluted net income (loss) per share from discontinued operations	—	(0.10)	(0.08)	(0.02)	—
Diluted net income (loss) per share attributable to DISH Network	$2.04	$1.76	$1.41	$3.39	$2.20

Cash dividend per common share	$—	$—	$1.00	$2.00	$—

	For the Years Ended December 31,
Other Data (Unaudited except for net cash flows)	2014	2013	2012	2011	2010
Pay-TV subscribers, as of period end (in millions)	13.978	14.057	14.056	13.967	14.133
Pay-TV subscriber additions, gross (in millions)	2.601	2.666	2.739	2.576	3.052
Pay-TV subscriber additions, net (in millions)	(0.079)	0.001	0.089	(0.166)	0.033
Pay-TV average monthly subscriber churn rate	1.59%	1.58%	1.57%	1.63%	1.76%
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$853	$866	$784	$770	$776
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$83.77	$80.37	$76.98	$76.43	$73.32
Broadband subscribers, as of period end (in millions)	0.577	0.436	0.183	0.105	NA
Broadband subscriber additions, gross (in millions)	0.295	0.343	0.121	0.030	NA
Broadband subscriber additions, net (in millions)	0.141	0.253	0.078	(0.005)	NA
Net cash flows from (in thousands):
Operating activities from continuing operations	$2,408,131	$2,309,197	$2,003,718	$2,619,160	$2,139,802
Investing activities from continuing operations	$(983,924)	$(3,034,857)	$(3,004,082)	$(2,783,172)	$(1,477,521)
Financing activities from continuing operations	$980,267	$1,851,940	$4,003,933	$93,513	$(127,453)

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the audited consolidated financial statements and notes to our financial statements included elsewhere in this Annual Report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in this report, including under the caption “Item 1A.  Risk Factors” in this Annual Report on Form 10-K.   Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we expressly disclaim any obligation to update any forward-looking statements.

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

We generate revenue primarily by providing pay-TV programming and broadband services to our subscribers.  We also generate revenue from pay-TV equipment rental fees and other hardware related fees, including fees for DVRs, fees for broadband equipment, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners; advertising services; and fees earned from our in-home service operations.  Our most significant expenses are subscriber-related expenses, which are primarily related to programming, subscriber acquisition costs and depreciation and amortization.

Financial Highlights

2014 Consolidated Results of Operations and Key Operating Metrics

•                  Revenue of $14.643 billion

•                  Pay-TV ARPU of $83.77

•                  Net income attributable to DISH Network of $945 million and basic earnings per share of common stock of $2.05

•                  Gross new Pay-TV subscriber activations of approximately 2.601 million

•                  Loss of approximately 79,000 net Pay-TV subscribers

•                  Pay-TV subscriber churn rate of 1.59%

•                  Addition of approximately 141,000 net broadband subscribers

Consolidated Financial Condition as of December 31, 2014

•                  Cash, cash equivalents and current marketable investment securities of $9.236 billion

•                  Total assets of $22.107 billion

•                  Total long-term debt and capital lease obligations of $14.464 billion

Business Segments

DISH

Our DISH branded pay-TV service (“DISH”) had 13.978 million subscribers in the United States as of December 31, 2014 and is the nation’s third largest pay-TV provider.  The majority of our current revenue and profit is derived from providing pay-TV services.  Competition in the pay-TV industry has intensified in recent years.  To differentiate ourselves from our competitors, we introduced the Hopper whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our current generation Hopper and Joey® whole-

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, including recording up to eight shows at a time, through Internet-connected tablets, smartphones and computers.  During January 2015, we announced certain upcoming technological advancements including 4K Ultra HD capable receivers, a new remote control and user interface with advanced voice command capability, and more mobile applications.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

In addition, we bundle broadband and telephone services with our pay-TV services.  As of December 31, 2014, we had 0.577 million broadband subscribers in the United States.  Connecting our subscribers’ receivers to broadband service enhances the video experience and facilitates access to DISH programming services on mobile devices.  During 2012, we began marketing our wireline and satellite broadband services under the dishNET brand.  Our dishNET satellite broadband service primarily targets rural residents that are underserved, or unserved, by wireline broadband, and provides download speeds of up to 15 Mbps and our dishNET branded wireline broadband service provides download speeds of up to 20 Mbps.

Over-the-top television

On February 9, 2015, we launched Sling TV, a live, linear streaming OTT service.  At launch, the core package consisted of over 14 channels offered for a $20 monthly subscription.  In addition to the core programming package, Sling TV offers additional tiers of programming, including news and children’s programming, each for an additional monthly fee, as well as a video on-demand programming library.  We expect to expand the programming content offered by Sling TV during 2015.  Sling TV requires an Internet connection and is available through certain streaming-capable devices.

Prior to the launch of Sling TV, we offered, and continue to offer, an international video programming OTT service to a small number of Pay-TV subscribers under the DishWorld brand.  As of December 31, 2014, our DishWorld subscribers are included in our Pay-TV subscriber count and represent a small percentage of our customers.  We market our OTT services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.

Wireless

DISH Spectrum.  We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we review our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure, as well as the acquisition of additional wireless spectrum.  We may need to raise significant additional capital in the future to fund these efforts, which may not be available on acceptable terms or at all.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that we will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.  See Note 16 “Commitments and Contingencies — Wireless Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

AWS-3 Auction.  On February 13, 2015, Northstar Wireless and SNR Wireless each filed applications with the FCC to acquire certain AWS-3 Licenses that were made available in the auction designated by the FCC as the AWS-3 Auction for which it was named as winning bidder and had made the required down payments.  Issuance of any AWS-3 licenses to Northstar Wireless or SNR Wireless depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  We cannot predict the timing or the outcome of the FCC’s review of those applications.  We own an 85% non-controlling interest in each of Northstar

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Spectrum and SNR Holdco, the parent companies of Northstar Wireless and SNR Wireless, respectively.  After Northstar Wireless and SNR Wireless have made the final payments to the FCC for the AWS-3 licenses, our total non-controlling equity and debt investments in these entities and their parent companies, respectively, will be approximately $9.778 billion.  We have funded and will fund these investments from existing cash and marketable investment securities.  Such funding has included and will include $899 million in total equity and debt investments in the Northstar Entities and SNR Entities during the fourth quarter 2014, cash and marketable investment securities as of December 31, 2014, cash generated from operations during 2015, and a $400 million refund from the FCC to one of our wholly-owned subsidiaries related to the AWS-3 Auction.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR Holdco are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, we may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

We have used a substantial portion of our existing cash and marketable investment securities to fund our non-controlling debt and equity investments in the Northstar Entities and the SNR Entities.  As a result of, among other things, these non-controlling investments, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund these non-controlling debt and equity investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

See Note 16 “Commitments and Contingencies — Wireless Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

Trends in our DISH Business

Competition

We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  Some of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers.  We incur significant costs to retain our existing customers, mostly as a result of upgrading their equipment to HD and DVR receivers and by providing retention credits.  Our subscriber retention costs may vary significantly from period to period.

We also face competition from content providers and other companies who distribute video directly to consumers over the Internet.  Programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.  Online platforms may cause our subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online platforms a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.

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

Furthermore, our gross new Pay-TV subscriber activations and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire. Our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of multiple programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with several content providers, including, among others, Turner Networks, 21st Century Fox and certain local network affiliates.  In particular, we suffered from lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rate beginning in the fourth quarter 2014 and continuing in the first quarter 2015, when, among others, certain programming from 21st Century Fox, including Fox entertainment and news channels, was not available on our service. Although we believe that the impact of the programming interruptions that occurred beginning in the fourth quarter 2014 and continued in the first quarter 2015 has now subsided, we cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from similar programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rates as we did beginning in the fourth quarter 2014 and continuing in the first quarter 2015.

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

While we have made improvements in responding to and dealing with customer service issues, we continue to focus on the prevention of these issues, which is critical to our business, financial condition and results of operations.  To improve our operational performance, we continue to make investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run.  We cannot be certain, however, that our spending will ultimately be successful in improving our operational performance.

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

For several years we have been selectively migrating customers with QPSK receivers to 8PSK receivers concurrent with scheduled in-home service visits or through receiver exchanges.  We recently expanded that effort to our remaining customers that have QPSK receivers.  We also began migrating customers in approximately ten percent of our local markets from MPEG-2 to MPEG-4 receivers.  We are implementing this receiver migration to conform to the capabilities of our EchoStar XVIII satellite, scheduled for launch during the fourth quarter 2015.  The estimated incremental subscriber related expense for these receiver migration efforts during the next two years is not expected to exceed $100 million.  Both the schedule and the incremental costs of these receiver migrations could change due to many factors, including, among other things, satellite health and capacity.

From time to time, we change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, HD programming, pay-per-view, Latino and international subscription pay-TV services; broadband services; equipment rental fees and other hardware related fees, including fees for DVRs, fees for broadband equipment, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners; advertising services; fees earned from our in-home service operations and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

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

Subscriber-related expenses.  “Subscriber-related expenses” principally include pay-TV programming expenses, which represent a substantial majority of these expenses.  “Subscriber-related expenses” also include costs for pay-TV and broadband services incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to Pay-TV receiver systems and broadband equipment, subscriber retention, other variable subscriber expenses and monthly wholesale fees paid to broadband providers.

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

distributors of our equipment, the cost of subsidized sales of pay-TV receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  We exclude the value of equipment capitalized under our lease programs for new Pay-TV and Broadband subscribers from “Subscriber acquisition costs.”

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

Income (loss) from discontinued operations, net of tax.  “Income (loss) from discontinued operations, net of tax” includes the results of Blockbuster operations which ceased material operations as of December 31, 2013.

Pay-TV subscribers.  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our Pay-TV subscriber count.  We also provide pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  Our Pay-TV subscriber count also includes a small percentage of customers, primarily with foreign language programming, who receive their pay-TV programming from us through our DishWorld OTT service.

Broadband subscribers.  We include customers who subscribe to either our satellite broadband service or our wireline broadband service under the dishNET brand as Broadband subscribers.  Each broadband customer is counted as one Broadband subscriber, regardless of whether they are also a Pay-TV subscriber.  A subscriber of both our pay-TV and broadband services is counted as one Pay-TV subscriber and one Broadband subscriber.

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

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2014	2013	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$14,495,091	$13,764,774	$730,317	5.3
Equipment sales and other revenue	85,815	94,855	(9,040)	(9.5)
Equipment sales, services and other revenue - EchoStar	62,481	45,236	17,245	38.1
Total revenue	14,643,387	13,904,865	738,522	5.3

Costs and Expenses:
Subscriber-related expenses	8,313,046	7,818,061	494,985	6.3
% of Subscriber-related revenue	57.4%	56.8%
Satellite and transmission expenses	693,114	535,541	157,573	29.4
% of Subscriber-related revenue	4.8%	3.9%
Cost of sales - equipment, services and other	107,777	91,902	15,875	17.3
Subscriber acquisition costs	1,811,318	1,842,870	(31,552)	(1.7)
General and administrative expenses	815,745	776,711	39,034	5.0
% of Total revenue	5.6%	5.6%
Depreciation and amortization	1,077,936	1,054,026	23,910	2.3
Impairment of long-lived assets	—	437,575	(437,575)	*
Total costs and expenses	12,818,936	12,556,686	262,250	2.1

Operating income (loss)	1,824,451	1,348,179	476,272	35.3

Other Income (Expense):
Interest income	61,841	148,865	(87,024)	(58.5)
Interest expense, net of amounts capitalized	(611,209)	(744,985)	133,776	18.0
Other, net	(69,341)	384,856	(454,197)	*
Total other income (expense)	(618,709)	(211,264)	(407,445)	*

Income (loss) before income taxes	1,205,742	1,136,915	68,827	6.1
Income tax (provision) benefit, net	(276,840)	(299,826)	22,986	7.7
Effective tax rate	23.0%	26.4%
Income (loss) from continuing operations	928,902	837,089	91,813	11.0
Income (loss) from discontinued operations, net of tax	—	(47,343)	47,343	*
Net income (loss)	928,902	789,746	139,156	17.6
Less: Net income (loss) attributable to noncontrolling interests	(15,791)	(17,746)	1,955	11.0
Net income (loss) attributable to DISH Network	$944,693	$807,492	$137,201	17.0

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.978	14.057	(0.079)	(0.6)
Pay-TV subscriber additions, gross (in millions)	2.601	2.666	(0.065)	(2.4)
Pay-TV subscriber additions, net (in millions)	(0.079)	0.001	(0.080)	*
Pay-TV average monthly subscriber churn rate	1.59%	1.58%	0.01%	0.6
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$853	$866	$(13)	(1.5)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$83.77	$80.37	$3.40	4.2
Broadband subscribers, as of period end (in millions)	0.577	0.436	0.141	32.3
Broadband subscriber additions, gross (in millions)	0.295	0.343	(0.048)	(14.0)
Broadband subscriber additions, net (in millions)	0.141	0.253	(0.112)	(44.3)
Adjusted EBITDA	$2,848,837	$2,804,807	$44,030	1.6

*     Percentage is not meaningful.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  DISH lost approximately 79,000 net Pay-TV subscribers during the year ended December 31, 2014, compared to the addition of approximately 1,000 net Pay-TV subscribers during the same period in 2013.  The decrease in net Pay-TV subscriber additions versus the same period in 2013 primarily resulted from lower gross new Pay-TV subscriber activations and programming interruptions in connection with the scheduled expiration of certain programming carriage contracts with several content providers.

During the year ended December 31, 2014, DISH activated approximately 2.601 million gross new Pay-TV subscribers compared to approximately 2.666 million gross new Pay-TV subscribers during the same period in 2013, a decrease of 2.4%.  Our gross new Pay-TV subscriber activations during 2014 were negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts with several content providers.  In addition, our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts.

Our Pay-TV churn rate for the year ended December 31, 2014 was 1.59% compared to 1.58% for the same period in 2013.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts with several content providers, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

Our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of multiple programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with several content providers, including, among others, Turner Networks, 21st Century Fox and certain local network affiliates.  In particular, we suffered from lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rate beginning in the fourth quarter 2014 and continuing in the first quarter 2015, when, among others, certain programming from 21st Century Fox, including Fox entertainment and news channels, was not available on our service. Although we believe that the impact of the programming interruptions that occurred beginning in the fourth quarter 2014 and continued in the first quarter 2015 has now subsided, we cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from similar programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rates as we did beginning in the fourth quarter 2014 and continuing in the first quarter 2015.

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third-party retailers and installers to provide high-quality service.  Most of these factors have affected both gross new Pay-TV subscriber activations as well as Pay-TV churn rate.  Our future gross new Pay-TV subscriber activations and our Pay-TV churn rate may be negatively impacted by these factors, which could in turn adversely affect our revenue growth.

Broadband subscribers.  DISH gained approximately 141,000 net Broadband subscribers during the year ended December 31, 2014 compared to the addition of approximately 253,000 net Broadband subscribers during the same period in 2013.  This decrease in net Broadband subscriber additions versus the same period in 2013 resulted from lower gross new Broadband subscriber activations and a higher number of customer disconnects.  During the years ended December 31, 2014 and 2013, DISH activated approximately 295,000 and 343,000 gross new Broadband subscribers, respectively.  Gross new Broadband subscriber activations declined primarily due to stricter credit policies and satellite capacity constraints in certain geographic areas.  Customer disconnects were higher due to a larger Broadband subscriber base during the year ended December 31, 2014 compared to the same period in 2013.

Item 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Subscriber-related revenue.  “Subscriber-related revenue” totaled $14.495 billion for the year ended December 31, 2014, an increase of $730 million or 5.3% compared to the same period in 2013.  The change in “Subscriber-related revenue” from the same period in 2013 was primarily related to the increase in Pay-TV ARPU discussed below and increased revenue from broadband services.  Included in “Subscriber-related revenue” was $376 million and $221 million of revenue related to our broadband services for the years ended December 31, 2014 and 2013, respectively, representing 2.6% and 1.6% of our total “Subscriber-related revenue,” respectively.

Pay-TV ARPU.  Pay-TV ARPU was $83.77 during the year ended December 31, 2014 versus $80.37 during the same period in 2013.  The $3.40 or 4.2% increase in Pay-TV ARPU was primarily attributable to the programming package price increases in February 2014 and 2013 and higher hardware related revenue, partially offset by a shift in programming package mix.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $8.313 billion during the year ended December 31, 2014, an increase of $495 million or 6.3% compared to the same period in 2013.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs and higher Broadband subscriber-related expenses due to the increase in our Broadband subscriber base, partially offset by a one-time reduction in programming related expense.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $242 million and $143 million of expense related to our broadband services for the years ended December 31, 2014 and 2013, respectively. “Subscriber-related expenses” represented 57.4% and 56.8% of “Subscriber-related revenue” during the years ended December 31, 2014 and 2013, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $693 million during the year ended December 31, 2014, an increase of $158 million or 29.4% compared to the same period in 2013.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transponder capacity leased from EchoStar as a result of the Satellite and Tracking Stock Transaction during the first quarter 2014.  See Note 20 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.811 billion for the year ended December 31, 2014, a decrease of $32 million or 1.7% compared to the same period in 2013.  This change was primarily attributable to a decrease in gross new Pay-TV subscriber activations and a decrease in expense related to our Broadband subscriber activations.  Included in “Subscriber acquisition costs” was $136 million and $154 million of expenses related to our broadband services for the years ended December 31, 2014 and 2013, respectively.

Pay-TV SAC.  Pay-TV SAC was $853 during the year ended December 31, 2014 compared to $866 during the same period in 2013, a decrease of $13 or 1.5%.  This change was primarily attributable to a decrease in hardware costs per activation, partially offset by an increase in advertising costs.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for next generation Hopper receiver systems and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the years ended December 31, 2014 and 2013, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $543 million and $621 million, respectively.  This decrease in capital expenditures under our lease program for new Pay-TV subscribers primarily resulted from a decrease in hardware costs per activation as discussed above and a decrease in gross new Pay-TV subscriber activations.

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

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the years ended December 31, 2014 and 2013, these amounts totaled $110 million and $135 million, respectively.

Our “Subscriber acquisition costs” and “Pay-TV SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.  See further discussion under “Liquidity and Capital Resources — Subscriber Acquisition and Retention Costs.”

Depreciation and amortization.  “Depreciation and amortization” expense totaled $1.078 billion during the year ended December 31, 2014, a $24 million or 2.3% increase compared to the same period in 2013.  During the year ended December 31, 2014, we incurred higher depreciation expense from equipment leased primarily to new and existing subscribers with new Hopper receiver systems, partially offset by a decrease in depreciation expense related to certain satellites transferred to EchoStar as part of the Satellite and Tracking Stock Transaction.  The year ended December 31, 2013 was negatively impacted by $53 million of additional depreciation expense as a result of the accelerated depreciable lives of certain assets designed to support the TerreStar MSS business.

Impairment of long-lived assets.  “Impairment of long-lived assets” of $438 million during the year ended December 31, 2013 resulted from an impairment of the T2 and D1 satellites. See Note 8 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Interest income.  “Interest income” totaled $62 million during the year ended December 31, 2014, a decrease of $87 million or 58.5% compared to the same period in 2013.  This decrease principally resulted from lower percentage returns earned on our cash and marketable investment securities during 2014.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $611 million during the year ended December 31, 2014, a decrease of $134 million or 18.0% compared to the same period in 2013.  This decrease was primarily related to an increase in capitalized interest principally associated with our wireless spectrum.  The decrease was also driven by a reduction in interest expense as a result of redemptions and repurchases of debt during 2013 and 2014, partially offset by the issuance of debt in November 2014.

Other, net.  “Other, net” expense was $69 million during the year ended December 31, 2014, compared to income of $385 million for the same period in 2013.  The year ended December 31, 2014 was negatively impacted by net realized and/or unrealized losses on our marketable investment securities and derivative financial instruments.  The year ended December 31, 2013 was positively impacted by net realized and/or unrealized gains on our marketable investment securities and derivative financial instruments.

Adjusted Earnings before interest, taxes, depreciation and amortization.  Adjusted EBITDA was $2.849 billion during the year ended December 31, 2014, an increase of $44 million or 1.6% compared to the same period in 2013.  Adjusted EBITDA for the year ended December 31, 2013 was negatively impacted by the $438 million impairment charge for the T2 and D1 satellites, partially offset by the positive impact of “Other, net” income of $385 million.  The following table reconciles Adjusted EBITDA to the accompanying financial statements.

Item 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	For the Years Ended December 31,
	2014	2013
	(In thousands)
Adjusted EBITDA	$2,848,837	$2,804,807
Interest, net	(549,368)	(596,120)
Income tax (provision) benefit, net	(276,840)	(299,826)
Depreciation and amortization	(1,077,936)	(1,054,026)
Income (loss) from continuing operations attributable to DISH Network	$944,693	$854,835
Plus: Income (loss) from discontinued operations, net of tax	—	(47,343)
Net income (loss) attributable to DISH Network	$944,693	$807,492

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

Income tax (provision) benefit, net.   Our income tax provision was $277 million during the year ended December 31, 2014 compared to $300 million in 2013.  This change was primarily attributable to a decrease in our effective tax rate, partially offset by an increase in “Income (loss) before income taxes”.  Our effective tax rate during 2014 was favorably impacted by tax planning strategies related to the tax structure of certain foreign legal entities.  Our effective tax rate during the same period in 2013 was favorably impacted by an audit settlement with the IRS related to periods prior to 2009.

Net income (loss) attributable to DISH Network.  Net income attributable to DISH Network was $945 million during the year ended December 31, 2014, an increase of $137 million compared to $807 million for the same period in 2013.  This increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2013	2012	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$13,764,774	$13,064,936	$699,838	5.4
Equipment sales and other revenue	94,855	98,480	(3,625)	(3.7)
Equipment sales, services and other revenue - EchoStar	45,236	17,918	27,318	*
Total revenue	13,904,865	13,181,334	723,531	5.5

Costs and Expenses:
Subscriber-related expenses	7,818,061	7,254,458	563,603	7.8
% of Subscriber-related revenue	56.8%	55.5%
Satellite and transmission expenses	535,541	466,240	69,301	14.9
% of Subscriber-related revenue	3.9%	3.6%
Cost of sales - equipment, services and other	91,902	97,965	(6,063)	(6.2)
Subscriber acquisition costs	1,842,870	1,687,327	155,543	9.2
General and administrative expenses	776,711	722,045	54,666	7.6
% of Total revenue	5.6%	5.5%
Litigation expense	—	730,457	(730,457)	*
Depreciation and amortization	1,054,026	964,484	89,542	9.3
Impairment of long-lived assets	437,575	—	437,575	*
Total costs and expenses	12,556,686	11,922,976	633,710	5.3

Operating income (loss)	1,348,179	1,258,358	89,821	7.1

Other Income (Expense):
Interest income	148,865	99,091	49,774	50.2
Interest expense, net of amounts capitalized	(744,985)	(536,236)	(208,749)	(38.9)
Other, net	384,856	173,697	211,159	*
Total other income (expense)	(211,264)	(263,448)	52,184	19.8

Income (loss) before income taxes	1,136,915	994,910	142,005	14.3
Income tax (provision) benefit, net	(299,826)	(331,991)	32,165	9.7
Effective tax rate	26.4%	33.4%
Income (loss) from continuing operations	837,089	662,919	174,170	26.3
Income (loss) from discontinued operations, net of tax	(47,343)	(37,179)	(10,164)	(27.3)
Net income (loss)	789,746	625,740	164,006	26.2
Less: Net income (loss) attributable to noncontrolling interests	(17,746)	(10,947)	(6,799)	(62.1)
Net income (loss) attributable to DISH Network	$807,492	$636,687	$170,805	26.8

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.057	14.056	0.001	0.0
Pay-TV subscriber additions, gross (in millions)	2.666	2.739	(0.073)	(2.7)
Pay-TV subscriber additions, net (in millions)	0.001	0.089	(0.088)	(98.9)
Pay-TV average monthly subscriber churn rate	1.58%	1.57%	0.01%	0.6
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$866	$784	$82	10.5
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$80.37	$76.98	$3.39	4.4
Broadband subscribers, as of period end (in millions)	0.436	0.183	0.253	*
Broadband subscriber additions, gross (in millions)	0.343	0.121	0.222	*
Broadband subscriber additions, net (in millions)	0.253	0.078	0.175	*
Adjusted EBITDA	$2,804,807	$2,407,486	$397,321	16.5

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

Our Pay-TV churn rate for the year ended December 31, 2013 was 1.58% compared to 1.57% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we increased our programming package price in the first quarter 2013 and did not during the same period in 2012.  Churn continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions driven by contract disputes, and our ability to control piracy and other forms of fraud.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $536 million during the year ended December 31, 2013, an increase of $69 million or 14.9% compared to the same period in 2012.  The increase in “Satellite and transmission expenses” is primarily related to an increase in transponder capacity leased from EchoStar primarily related to the EchoStar XVI satellite, which was launched in November 2012 and QuetzSat-1, which commenced commercial operation at the 77 degree orbital slot in February 2013.  This increase was partially

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

Pay-TV SAC.  Pay-TV SAC was $866 during the year ended December 31, 2013 compared to $784 during the same period in 2012, an increase of $82 or 10.5%.  This increase was primarily attributable to increased equipment and advertising costs.  Capitalized equipment costs increased primarily due to an increase in the percentage of new subscriber activations with Hopper receiver systems.  In addition, the second-generation Hopper set-top box cost per unit is currently higher than the original Hopper set-top box.  Advertising costs increased due to brand spending related to the launch of our new second-generation Hopper set-top box in February 2013.

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

Impairment of long-lived assets.  “Impairment of long-lived assets” of $438 million during the year ended December 31, 2013 resulted from an impairment of the T2 and D1 satellites during the second quarter 2013.  See Note 8 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

	For the Years Ended December 31,
	2013	2012
	(In thousands)
Adjusted EBITDA	$2,804,807	$2,407,486
Interest, net	(596,120)	(437,145)
Income tax (provision) benefit, net	(299,826)	(331,991)
Depreciation and amortization	(1,054,026)	(964,484)
Income (loss) from continuing operations attributable to DISH Network	$854,835	$673,866
Plus: Income (loss) from discontinued operations, net of tax	(47,343)	(37,179)
Net income (loss) attributable to DISH Network	$807,492	$636,687

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

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of December 31, 2014, our cash, cash equivalents and current marketable investment securities totaled $9.236 billion compared to $9.739 billion as of December 31, 2013, a decrease of $503 million.  This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from the $1.343 billion paid related to the acquisition of the H Block wireless spectrum licenses, $1.320 billion related to AWS-3 auction deposits, capital expenditures of $1.216 billion and $1.1 billion in repurchases and redemption of our long-term debt, partially offset by cash of $2.408 billion generated from continuing operations and $1.992 billion in net proceeds from the issuance of long-term debt.

AWS-3 Auction.  On February 13, 2015, Northstar Wireless and SNR Wireless each filed applications with the FCC to acquire certain AWS-3 Licenses that were made available in the auction designated by the FCC as the AWS-3 Auction for which it was named as winning bidder and had made the required down payments.  Issuance of any AWS-3 licenses to Northstar Wireless or SNR Wireless depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  We cannot predict the timing or the outcome of the FCC’s review of those applications.  We own an 85% non-controlling interest in each of Northstar Spectrum and SNR Holdco, the parent companies of Northstar Wireless and SNR Wireless, respectively.  After Northstar Wireless and SNR Wireless have made the final payments to the FCC for the AWS-3 licenses, our total non-controlling equity and debt investments in these entities and their parent companies, respectively, will be approximately $9.778 billion.  We have funded and will fund these investments from existing cash and marketable investment securities.  Such funding has included and will include $899 million in total equity and debt investments in the Northstar Entities and SNR Entities during the fourth quarter 2014, cash and marketable investment securities as of December 31, 2014, cash generated from operations during 2015, and a $400 million refund from the FCC to one of our wholly-owned subsidiaries related to the AWS-3 Auction.   Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR Holdco are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, we may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

We have used a substantial portion of our existing cash and marketable investment securities to fund our non-controlling debt and equity investments in the Northstar Entities and the SNR Entities.  As a result of, among other things, these non-controlling investments, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund these non-controlling debt and equity investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.  See Note 16 “Commitments and Contingencies — Wireless Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

The following discussion highlights our cash flow activities during the years ended December 31, 2014, 2013 and 2012.

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

During the years ended December 31, 2014, 2013 and 2012, adjusted free cash flow was significantly impacted by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities from continuing operations” and “Net cash flows from investing activities from continuing operations” sections, respectively, of our Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that adjusted free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, adjusted free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition and retention costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, and other factors.

The following table reconciles adjusted free cash flow to “Net cash flows from operating activities from continuing operations.”

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Adjusted free cash flow	$1,192,270	$1,055,698	$1,058,384
Add back:
Purchase of property and equipment	1,215,861	1,253,499	945,334
Net cash flows from operating activities from continuing operations	$2,408,131	$2,309,197	$2,003,718

The increase in adjusted free cash flow from 2013 to 2014 of $137 million primarily resulted from an increase in “Net cash flows from operating activities from continuing operations” of $99 million and from a decrease in “Purchases of property and equipment” of $38 million.  The decrease in “Purchases of property and equipment” in 2014 was primarily attributable to a decrease in expenditures for equipment under our lease programs for new and existing Pay-TV and Broadband subscribers, partially offset by an increase in satellite construction and other corporate capital expenditures.  The increase in “Net cash flows from operating activities from continuing operations” was primarily attributable to a $135 million increase in income from continuing operations adjusted to exclude non-cash charges for “Deferred tax expense (benefit),” “Impairment of long-lived assets,” “Realized and unrealized losses (gains) on investments” and “Depreciation and amortization” expense.  This increase was partially offset by a decrease in cash resulting from changes in operating assets and liabilities principally attributable to timing differences between book expense and cash payments.

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

“Deferred tax expense (benefit)” and “Realized and unrealized losses (gains) on investments.”  The income from continuing operations in 2012 was negatively impacted by $676 million of payments for the Voom Settlement Agreement.  See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.  In addition, this change was attributable to the increase in cash resulting from changes in operating assets and liabilities principally attributable to timing differences between book expense and tax payments.

Cash flows from operating activities from continuing operations.  We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base and to expand our infrastructure.  For the years ended December 31, 2014, 2013 and 2012, we reported “Net cash flows from operating activities from continuing operations” of $2.408 billion, $2.309 billion, and $2.004 billion, respectively.  See discussion of changes in “Net cash flows from operating activities from continuing operations” included in “Adjusted free cash flow” above.

Cash flows from investing activities from continuing operations.  Our investing activities generally include purchases and sales of marketable investment securities, acquisitions, strategic investments, including purchases and settlements of derivative financial instruments and purchases of spectrum licenses, and cash used to grow our subscriber base and expand our infrastructure.  For the years ended December 31, 2014, 2013 and 2012, we reported “Net cash outflows from investing activities from continuing operations” of $984 million, $3.035 billion and $3.004 billion, respectively.  During the years ended December 31, 2014, 2013 and 2012, capital expenditures for new and existing pay-TV customer equipment totaled $755 million, $852 million and $703 million, respectively.  During the years ended December 31, 2014, 2013 and 2012, capital expenditures for new and existing broadband customer equipment totaled $51 million, $77 million and $24 million, respectively, of which $48 million, $74 million and $22 million was for new broadband customer equipment.

The decrease in “Net cash outflows from investing activities from continuing operations” from 2013 to 2014 of $2.051 billion primarily related to an increase in net sales of marketable investment securities of $4.291 billion, partially offset by purchases of H Block wireless spectrum licenses of $1.343 billion during 2014 compared to $328 million during 2013 and $1.320 billion related to AWS-3 auction deposits.

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

Cash flows from financing activities from continuing operations.  Our financing activities generally include net proceeds related to the issuance of long-term debt, cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations, dividends paid on our Class A and Class B common stock and repurchases of our Class A common stock.  For the years ended December 31, 2014, 2013 and 2012, we reported “Net cash inflows from financing activities from continuing operations” of $980 million, $1.852 billion and $4.004 billion, respectively.

The net cash inflows in 2014 primarily resulted from net proceeds of $1.992 billion from the issuance in November 2014 of our 5 7/8% Senior Notes due 2024, partially offset by the repurchases and redemption of our 6 5/8% Senior Notes due 2014 of $1.0 billion and repurchases of our 7 3/4% Senior Notes due 2015 of $100 million in open market trades.

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

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our Pay-TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  As we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our subscriber-related margins.  To the extent our “Subscriber-related expenses” grow faster than our “Subscriber-related revenue,” the amount of cash flow that is generated per existing subscriber is reduced.  The third factor is the rate at which we acquire new subscribers.  The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers.  Finally, our future cash flow is impacted by the rate at which we make general investments and any cash flow from financing activities.

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

Subscriber Base

DISH lost approximately 79,000 net Pay-TV subscribers during the year ended December 31, 2014, compared to the addition of approximately 1,000 net Pay-TV subscribers during the same period in 2013.  The decrease in net Pay-TV subscriber additions versus the same period in 2013 primarily resulted from lower gross new Pay-TV subscriber activations and programming interruptions in connection with the scheduled expiration of certain programming carriage contracts with several content providers.  See “Results of Operations” above for further discussion.

Satellites

Operation of our pay-TV service requires that we have adequate satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite.  Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and cause us to expend a significant portion of our cash to acquire or lease additional satellite capacity.

Security Systems

Increases in theft of our signal or our competitors’ signals could, in addition to reducing gross new subscriber activations, also cause subscriber churn to increase.  We use Security Access Devices in our receiver systems to control access to authorized programming content.  Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult.  It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft.  We expect that future replacements of Security Access Devices will be necessary to keep our system secure.  We cannot ensure that we

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

Stock Repurchases

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our Class A common stock.  On October 30, 2014, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of outstanding shares of our Class A common stock through and including December 31, 2015.  As of December 31, 2014, we may repurchase up to $1.0 billion of our Class A common stock under this plan.  During the years ended December 31, 2014, 2013 and 2012, there were no repurchases of our Class A common stock.

Subscriber Acquisition and Retention Costs

We incur significant upfront costs to acquire subscribers, including advertising, retailer incentives, equipment subsidies, installation services, and new customer promotions.  While we attempt to recoup these upfront costs over the lives of their subscription, there can be no assurance that we will.  We employ business rules such as minimum credit requirements for prospective customers and we strive to provide outstanding customer service, to increase the likelihood of customers keeping their DISH service over longer periods of time.  Our subscriber acquisition costs may vary significantly from period to period.

We incur significant costs to retain our existing customers, mostly by upgrading their equipment to HD and DVR receivers and by providing retention credits.  As with our subscriber acquisition costs, our retention upgrade spending includes the cost of equipment and installation services.  In certain circumstances, we also offer programming at no additional charge and/or promotional pricing for limited periods for existing customers in exchange for a contractual commitment to receive service for a minimum term.  A component of our retention efforts includes the installation of equipment for customers who move.  Our subscriber retention costs may vary significantly from period to period.

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

Other

We are also vulnerable to fraud, particularly in the acquisition of new subscribers.  While we are addressing the impact of subscriber fraud through a number of actions, there can be no assurance that we will not continue to experience fraud, which could impact our subscriber growth and churn.  Economic weakness may create greater incentive for signal theft, piracy and subscriber fraud, which could lead to higher subscriber churn and reduced revenue.

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2014, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Long-term debt obligations	$14,284,085	$653,089	$1,503,152	$903,169	$1,203,235	$1,403,305	$8,618,135
Capital lease obligations	194,914	28,378	30,893	32,993	36,175	19,503	46,972
Interest expense on long-term debt and capital lease obligations	5,057,786	851,661	772,290	716,327	646,445	618,716	1,452,347
Satellite-related obligations	2,413,176	502,197	362,527	336,576	327,246	301,106	583,524
Operating lease obligations	164,843	44,091	38,996	20,613	11,667	6,702	42,774
Purchase obligations	2,442,056	1,700,720	323,214	158,007	126,609	111,614	21,892
Total	$24,556,860	$3,780,136	$3,031,072	$2,167,685	$2,351,377	$2,460,946	$10,765,644

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $208 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 12 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, and are included on our Consolidated Balance Sheets as of December 31, 2014.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

Other than the “Guarantees” disclosed in Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, we generally do not engage in off-balance sheet financing activities.

The table above does not include our total equity and debt investments of $8.879 billion in Northstar Entities and the SNR Entities during the first quarter 2015, discussed below.

DISH Spectrum.  We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we review our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure, as well as the acquisition of additional wireless spectrum.  We may need to raise significant additional capital in the future to fund these efforts, which may not be available on acceptable terms or at all.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that we will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.  See Note 16 “Commitments and Contingencies — Wireless Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

AWS-3 Auction.  On February 13, 2015, Northstar Wireless and SNR Wireless each filed applications with the FCC to acquire certain AWS-3 Licenses that were made available in the auction designated by the FCC as the AWS-3 Auction for which it was named as winning bidder and had made the required down payments.  Issuance of any AWS-3 licenses to Northstar Wireless or SNR Wireless depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  We cannot predict the timing or the outcome of the FCC’s review of those applications.  We own an 85% non-controlling interest in each of Northstar Spectrum and SNR Holdco, the parent companies of Northstar Wireless and SNR Wireless, respectively.  After Northstar Wireless and SNR Wireless have made the final payments to the FCC for the AWS-3 licenses, our total non-controlling equity and debt investments in these entities and their parent companies, respectively, will be approximately $9.778 billion.  We have funded and will fund these investments from existing cash and marketable investment securities.  Such funding has included and will include $899 million in total equity and debt investments in the Northstar Entities and SNR Entities during the fourth quarter 2014, cash and marketable investment securities as of December 31, 2014, cash generated from operations during 2015, and a $400 million refund from the FCC to one of our wholly-owned subsidiaries related to the AWS-3 Auction.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR Holdco are considered variable interest

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, we may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

See Note 16 “Commitments and Contingencies — Wireless Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

Satellite Insurance

We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties.  We generally do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  We lease substantially all of our satellite capacity from third parties, including the vast majority of our transponder capacity from EchoStar, and we do not carry commercial insurance on any of the satellites that we lease from them.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite.

Purchase Obligations

Our 2015 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, broadband equipment, digital broadcast operations, engineering services, and products and services related to the operation of our DISH branded pay-TV service.  Our purchase obligations also include certain fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

equipment lease programs.  The majority of our capital expenditures for 2015, with the exception of the purchase and commercialization of wireless spectrum licenses discussed below, are expected to be driven by the costs associated with subscriber premises equipment and capital expenditures for our satellite-related obligations.  These expenditures are necessary to operate and maintain our pay-TV service.  Consequently, we consider them to be non-discretionary.  The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives, including our plans to expand our national HD offerings and other strategic opportunities that may arise from time to time.  Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time, and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty.  These factors could require that we raise additional capital in the future.

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at acceptable terms.  These developments may have a significant effect on our cost of financing and our liquidity position.

DISH Spectrum.  We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we review our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure, as well as the acquisition of additional wireless spectrum.  We may need to raise significant additional capital in the future to fund these efforts, which may not be available on acceptable terms or at all.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that we will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.  See Note 16 “Commitments and Contingencies — Wireless Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

AWS-3 Auction.  On February 13, 2015, Northstar Wireless and SNR Wireless each filed applications with the FCC to acquire certain AWS-3 Licenses that were made available in the auction designated by the FCC as the AWS-3 Auction for which it was named as winning bidder and had made the required down payments.  Issuance of any AWS-3 licenses to Northstar Wireless or SNR Wireless depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  We cannot predict the timing or the outcome of the FCC’s review of those applications.  We own an 85% non-controlling interest in each of Northstar Spectrum and SNR Holdco, the parent companies of Northstar Wireless and SNR Wireless, respectively.  After Northstar Wireless and SNR Wireless have made the final payments to the FCC for the AWS-3 licenses, our total non-controlling equity and debt investments in these entities and their parent companies, respectively, will be approximately $9.778 billion.  We have funded and will fund these investments from existing cash and marketable investment securities.  Such funding has included and will include $899 million in total equity and debt investments in the Northstar Entities and SNR Entities during the fourth quarter 2014, cash and marketable investment securities as of December 31, 2014, cash generated from operations during 2015, and a $400 million refund from the FCC to one of our wholly-owned subsidiaries related to the AWS-3 Auction.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR Holdco are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, we may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any

Item 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

We have used a substantial portion of our existing cash and marketable investment securities to fund our non-controlling debt and equity investments in the Northstar Entities and the SNR Entities.  As a result of, among other things, these non-controlling investments, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund these non-controlling debt and equity investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

See Note 16 “Commitments and Contingencies — Wireless Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty.  Modest fluctuations in the cost of capital will not likely impact our current operational plans.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported therein.  Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from previously estimated amounts, and such differences may be material to the Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.  The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment and complexity.  For a summary of our significant accounting policies, including those discussed below, see Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

•                  Capitalized premise equipment.  Since we retain ownership of certain equipment provided pursuant to our subscriber equipment lease programs for Pay-TV and Broadband subscribers, we capitalize and depreciate equipment costs that would otherwise be expensed at the time of sale.  Such capitalized costs are depreciated over the estimated useful life of the equipment, which is based on, among other things, management’s judgment of the risk of technological obsolescence.  Because of the inherent difficulty of making this estimate, the estimated useful life of capitalized equipment may change based on, among other things, historical experience and changes in technology as well as our response to competitive conditions.  Changes in estimated useful life may impact “Depreciation and amortization” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  For example, if we had decreased the estimated useful life of our capitalized subscriber equipment by one year, annual 2014 depreciation expense would have increased by approximately $117 million.

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

instrument.  Economic weakness and uncertainty has resulted in inactive markets for certain of our financial instruments, including our Auction Rate Securities (“ARS”) and other investment securities.  For certain of these instruments, there is no or limited observable market data.  Fair value estimates for financial instruments for which no or limited observable market data is available are based on judgments regarding current economic conditions, liquidity discounts, currency, credit and interest rate risks, loss experience and other factors.  These estimates involve significant uncertainties and judgments and may be a less precise measurement of fair value as compared to financial instruments where observable market data is available.  We make certain assumptions related to expected maturity date, credit and interest rate risk based upon market conditions and prior experience.  As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.  In addition, changes in the underlying assumptions used in the fair value measurement technique, including liquidity risks, and estimates of future cash flows, could significantly affect these fair value estimates, which could have a material adverse impact on our financial condition and results of operations.  For example, as of December 31, 2014, we held $142 million of securities that lack observable market quotes, and a 10% decrease in our estimated fair value of these securities would result in a decrease of the reported amount by approximately $14 million.

•                  Valuation of long-lived assets.  We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review.  We evaluate our DBS satellite fleet for recoverability as one asset group.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.  The carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying value.  In that event, a loss will be recorded in “Impairments of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying value exceeds the fair value of the long-lived asset or asset group.  Fair value is determined primarily using the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved.  Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced for estimated selling costs.  Among other reasons, changes in estimates of future cash flows could result in a write-down of the asset in a future period.

•                  Valuation of intangible assets with indefinite lives.  We evaluate the carrying value of intangible assets with indefinite lives annually, and also when events and circumstances warrant.  We use estimates of fair value to determine the amount of impairment, if any, of recorded intangible assets with indefinite lives.  Fair value is determined using the estimated future cash flows, discounted at a rate commensurate with the risk involved or the market approach.  While our impairment tests in 2014 indicated the fair value of our intangible assets exceeded their carrying amounts, significant changes in our estimates of future cash flows or market data could result in a write-down of intangible assets with indefinite lives in a future period, which will be recorded in a line item entitled “Impairments of long-lived assets,” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and could be material to our consolidated results of operations and financial condition.  Based on the methodology utilized to test for impairment a 10% decrease in the estimated future cash flows or market value of comparable assets and/or, a 10% increase in the discount rate used in estimating the fair value of these assets (while all other assumptions remain unchanged) would not result in these assets being impaired.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 will become effective for us on January 1, 2017, and allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2014, our cash, cash equivalents and current marketable investment securities had a fair value of $9.236 billion.  Of that amount, a total of $8.525 billion was invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our December 31, 2014 current non-strategic investment portfolio of $8.525 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2014 of 0.5%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2014 would result in a decrease of approximately $4 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2014, we held strategic and financial debt and equity investments in public companies with a fair value of $711 million for strategic and financial purposes, which are highly speculative and have experienced and continue to experience volatility.  As of December 31, 2014, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in our investment portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $71 million in the fair value of these investments.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  - Continued

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of December 31, 2014, we had $87 million of restricted cash and marketable investment securities invested in:  (a) cash;  (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our December 31, 2014 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2014, we had long-term debt of $14.284 billion, excluding capital lease obligations and unamortized discounts, on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $14.850 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $350 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt or raise additional debt.  As of December 31, 2014, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives.  As of December 31, 2014, we held derivative financial instruments indexed to the trading price of common equity securities with a fair value of $383 million.  The fair value of the derivative financial instruments is dependent on the trading price of the indexed common equity which may be volatile and vary depending on, among other things, the issuer’s financial and operational performance and market conditions.  A hypothetical 10% adverse change in the market value of the underlying common equity securities would result in a decrease of approximately $38 million in the fair value of these investments.

Item 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in this Annual Report on Form 10-K beginning on page F-1.

Our selected quarterly financial data for each of the quarterly periods ended March 31, June 30, September 30 and December 31 for 2014 and 2013 is included in Note 19 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B.            OTHER INFORMATION

None

PART III

Item 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 24 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.              EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

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

the quarter ended June 30, 2003, Commission File No. 0-26176), as amended by the Certificate of Amendment to the Articles of Incorporation of DISH Network Corporation (incorporated by reference to Annex 1 on DISH Network Corporation’s Definitive Information Statement on Schedule 14C filed on December 31, 2007, Commission File No. 0-26176).

3.1(b)*

Amended and Restated Bylaws of DISH Network Corporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2014, Commission File No. 0-26176).

3.2(a)*

Articles of Incorporation of DISH DBS Corporation (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of DISH DBS Corporation, Registration No. 333-31929), as amended by the Certificate of Amendment of the Articles of Incorporation of DISH DBS Corporation, dated as of August 25, 2003 (incorporated by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K of DISH DBS Corporation for the year ended December 31, 2003, Commission File No. 333-31929), and as further amended by the Amendment of the Articles of Incorporation of DISH DBS Corporation, effective December 12, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of DISH DBS Corporation filed December 12, 2008, Registration No. 333-31929).

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

4.4*

Indenture, relating to the 4 5/8% Senior Notes due 2017, dated as of May 16, 2012 among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 16, 2012, Commission File No. 0-26176).

4.5*

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

4.8*

Indenture, relating to the 6.75% Senior Notes due 2021, dated as of May 5, 2011, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011, Commission File No. 000-26176).

4.9*

Indenture, relating to the 5 7/8% Senior Notes due 2022, dated as of May 16, 2012 among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed May 16, 2012, Commission File No. 0-26176).

4.10*

Indenture, relating to the 5% Senior Notes due 2023, dated as of December 27, 2012 among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed December 27, 2012, Commission File No. 0-26176).

4.11*

Indenture, relating to the 5 7/8% Senior Notes due 2024, dated as of November 20, 2014 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed November 21, 2014, Commission File No. 0-26176).

4.12*

Registration Rights Agreement, relating to the 5 7/8% Senior Notes due 2024, dated as of November 20, 2014, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed November 21, 2014, Commission File No. 0-26176).

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

10.26*

Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.27*

Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.28*

Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 2.1 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

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

10.36*

Description of the 2008 Long-Term Incentive Plan dated December 22, 2008 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2008, Commission File No. 0-26176). **

10.37*

DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed September 19, 2014, Commission File No. 000-26176). **

10.38*

Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference to Appendix B to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.39*

Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference to Appendix C to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.40*

Amended and Restated DISH Network Corporation 1995 Stock Incentive Plan (incorporated by reference to Appendix D to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.41*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.42*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.31 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.43*

Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).***

10.44*

Allocation Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).

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

10.54*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807).***

10.55*

QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.56*

Receiver Agreement dated January 1, 2012 between Echosphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176).***

10.57*

Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176).***

10.58*

Confidential Settlement Agreement and Release dated as of October 21, 2012 by and between Voom HD Holdings LLC and CSC Holdings, LLC, on the one hand, and DISH Network L.L.C., on the other hand, and for certain limited purposes, DISH Media Holdings Corporation, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2012, Commission File No. 0-26176).***

10.59*

Description of the 2013 Long-Term Incentive Plan dated November 30, 2012 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 6, 2012, Commission File No. 000-26176).**

10.60*

Amendment to EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. dated December 21, 2012 (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2012, Commission File No. 0-26176).***

10.61*

Transaction Agreement, dated February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, Alpha Company LLC, DISH Network L.L.C., DISH Operating L.L.C. and EchoStar XI Holding L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176).***

10.62*

Investor Rights Agreement, dated February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, DISH Operating L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176).***

10.63*

Form of Satellite Capacity Agreement between EchoStar Satellite Operating Corporation and DISH Operating L.L.C. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176).***

21☐	Subsidiaries of DISH Network Corporation.

23☐	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24☐

Power of Attorney authorizing R. Stanton Dodge as signatory for Charles W. Ergen, George R. Brokaw, James DeFranco, Cantey M. Ergen, Steven R. Goodbarn, Charles M. Lillis, Afshin Mohebbi, David K. Moskowitz, Tom A. Ortolf and Carl E. Vogel.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101 ☐

The following materials from the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2014, filed on February 23, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date:  February 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Clayton	President and Chief Executive Officer and Director	February 23, 2015
Joseph P. Clayton	(Principal Executive Officer)

/s/ Steven E. Swain	Senior Vice President and Chief Financial Officer	February 23, 2015
Steven E. Swain	(Principal Financial and Accounting Officer)

*	Chairman	February 23, 2015
Charles W. Ergen

*	Director	February 23, 2015
George R. Brokaw

*	Director	February 23, 2015
James DeFranco

*	Director	February 23, 2015
Cantey M. Ergen

*	Director	February 23, 2015
Steven R. Goodbarn

*	Director	February 23, 2015
Charles M. Lillis

*	Director	February 23, 2015
Afshin Mohebbi

*	Director	February 23, 2015
David K. Moskowitz

*	Director	February 23, 2015
Tom A. Ortolf

*	Director	February 23, 2015
Carl E. Vogel

* By:	/s/ R. Stanton Dodge
R. Stanton Dodge
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DISH Network Corporation:

We have audited the accompanying consolidated balance sheets of DISH Network Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited DISH Network Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) . DISH Network Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DISH Network Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, DISH Network Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Denver, Colorado

February 23, 2015

DISH NETWORK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$7,104,496	$4,700,022
Marketable investment securities	2,131,745	5,039,382
Trade accounts receivable - other, net of allowance for doubtful accounts of $23,603 and $15,981, respectively	920,103	902,416
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	31,390	55,102
Inventory	493,754	512,707
Deferred tax assets	25,667	129,864
Prepaid income taxes	32,435	118,021
Current assets - discontinued operations	—	68,239
Derivative financial instruments (Note 2)	383,460	292,507
FCC auction deposits	1,320,000	328,134
Other current assets	134,684	167,052
Total current assets	12,577,734	12,313,446

Noncurrent Assets:
Restricted cash and marketable investment securities	86,984	94,861
Property and equipment, net	3,773,539	4,097,711
FCC authorizations	4,968,171	3,296,665
Marketable and other investment securities	327,250	151,273
Noncurrent assets - discontinued operations	—	9,965
Other noncurrent assets, net	373,784	392,509
Total noncurrent assets	9,529,728	8,042,984
Total assets	$22,107,462	$20,356,430

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$165,324	$281,932
Trade accounts payable - EchoStar	251,669	355,023
Deferred revenue and other	891,373	843,386
Accrued programming	1,376,130	1,242,129
Accrued interest	227,158	232,734
Other accrued expenses	519,404	512,081
Current liabilities - discontinued operations	—	49,471
Current portion of long-term debt and capital lease obligations	681,467	1,034,893
Total current liabilities	4,112,525	4,551,649

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	13,782,313	12,596,793
Deferred tax liabilities	1,882,711	1,945,690
Long-term liabilities - discontinued operations	—	19,804
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	276,281	245,489
Total long-term obligations, net of current portion	15,941,305	14,807,776
Total liabilities	20,053,830	19,359,425

Commitments and Contingencies (Note 16)

Redeemable noncontrolling interests (Note 2)	41,498	—

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 279,406,646 and 275,950,537 shares issued, 223,288,386 and 219,832,277 shares outstanding, respectively	2,794	2,760
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	2,678,791	2,588,224
Accumulated other comprehensive income (loss)	174,507	173,872
Accumulated earnings (deficit)	723,992	(220,701)
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	2,013,009	977,080
Noncontrolling interests	(875)	19,925
Total stockholders’ equity (deficit)	2,012,134	997,005
Total liabilities and stockholders’ equity (deficit)	$22,107,462	$20,356,430

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012
Revenue:
Subscriber-related revenue	$14,495,091	$13,764,774	$13,064,936
Equipment sales and other revenue	85,815	94,855	98,480
Equipment sales, services and other revenue - EchoStar	62,481	45,236	17,918
Total revenue	14,643,387	13,904,865	13,181,334

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	8,313,046	7,818,061	7,254,458
Satellite and transmission expenses	693,114	535,541	466,240
Cost of sales - equipment, services and other	107,777	91,902	97,965
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	255,913	281,772	267,133
Other subscriber acquisition costs	988,718	1,093,214	977,437
Subscriber acquisition advertising	566,687	467,884	442,757
Total subscriber acquisition costs	1,811,318	1,842,870	1,687,327
General and administrative expenses	815,745	776,711	722,045
Litigation expense (Note 16)	—	—	730,457
Depreciation and amortization (Note 8)	1,077,936	1,054,026	964,484
Impairment of long-lived assets (Note 8)	—	437,575	—
Total costs and expenses	12,818,936	12,556,686	11,922,976

Operating income (loss)	1,824,451	1,348,179	1,258,358

Other Income (Expense):
Interest income	61,841	148,865	99,091
Interest expense, net of amounts capitalized	(611,209)	(744,985)	(536,236)
Other, net	(69,341)	384,856	173,697
Total other income (expense)	(618,709)	(211,264)	(263,448)

Income (loss) before income taxes	1,205,742	1,136,915	994,910
Income tax (provision) benefit, net	(276,840)	(299,826)	(331,991)
Income (loss) from continuing operations	928,902	837,089	662,919
Income (loss) from discontinued operations, net of tax	—	(47,343)	(37,179)
Net income (loss)	928,902	789,746	625,740
Less: Income (loss) attributable to noncontrolling interests, net of tax	(15,791)	(17,746)	(10,947)
Net income (loss) attributable to DISH Network	$944,693	$807,492	$636,687

Weighted-average common shares outstanding - Class A and B common stock:
Basic	460,126	456,044	450,264
Diluted	462,927	459,166	452,899

Earnings per share - Class A and B common stock:
Basic net income (loss) per share from continuing operations attributable to DISH Network	$2.05	$1.87	$1.49
Basic net income (loss) per share from discontinued operations	—	(0.10)	(0.08)
Basic net income (loss) per share attributable to DISH Network	$2.05	$1.77	$1.41

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$2.04	$1.86	$1.49
Diluted net income (loss) per share from discontinued operations	—	(0.10)	(0.08)
Diluted net income (loss) per share attributable to DISH Network	$2.04	$1.76	$1.41

Comprehensive Income (Loss):
Net income (loss)	$928,902	$789,746	$625,740
Other comprehensive income (loss):
Foreign currency translation adjustments	3,878	1,155	4,106
Unrealized holding gains (losses) on available-for-sale securities	(11,729)	123,233	265,785
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	7,050	(148,603)	(150,239)
Deferred income tax (expense) benefit, net	1,436	9,284	(12,892)
Total other comprehensive income (loss), net of tax	635	(14,931)	106,760
Comprehensive income (loss)	929,537	774,815	732,500
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(15,791)	(17,746)	(10,947)
Comprehensive income (loss) attributable to DISH Network	$945,328	$792,561	$743,447

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated				Redeemable
	Common	Paid-In	Comprehensive	Earnings	Treasury	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Stock	Interest	Total	Interests
Balance, December 31, 2011	$5,031	$2,274,005	$82,043	$(1,211,990)	$(1,569,459)	$1,367	$(419,003)	$—
Issuance of Class A common stock:
Exercise of stock awards	50	91,146	—	—	—	46	91,242	—
Employee benefits	8	22,272	—	—	—	—	22,280	—
Employee Stock Purchase Plan	1	3,609	—	—	—	—	3,610	—
Non-cash, stock-based compensation	—	40,719	—	—	—	251	40,970	—
Income tax (expense) benefit related to stock awards and other	—	8,875	—	—	—	—	8,875	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	115,546	—	—	—	115,546	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(12,892)	—	—	—	(12,892)	—
Foreign currency translation	—	—	4,106	—	—	—	4,106	—
Cash dividend on Class A and Class B common stock ($1.00 per share)	—	—	—	(452,890)	—	—	(452,890)	—
Disposition of noncontrolling interest in subsidiary	—	—	—	—	—	(668)	(668)	—
Assets contributed by EchoStar to Sling TV Holding L.L.C	—	—	—	—	—	44,712	44,712	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(10,947)	(10,947)	—
Net income (loss) attributable to DISH Network	—	—	—	636,687	—	—	636,687	—
Balance, December 31, 2012	$5,090	$2,440,626	$188,803	$(1,028,193)	$(1,569,459)	$34,761	$71,628	$—
Issuance of Class A common stock:
Exercise of stock awards	46	71,997	—	—	—	—	72,043	—
Employee benefits	7	24,223	—	—	—	—	24,230	—
Employee Stock Purchase Plan	1	4,468	—	—	—	—	4,469	—
Non-cash, stock-based compensation	—	30,628	—	—	—	27	30,655	—
Income tax (expense) benefit related to stock awards and other	—	19,430	—	—	—	1	19,431	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(25,370)	—	—	—	(25,370)	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	9,284	—	—	—	9,284	—
Foreign currency translation	—	—	1,155	—	—	—	1,155	—
Capital distribution to EchoStar	—	(3,148)	—	—	—	—	(3,148)	—
Noncontrolling interest recognized with acquisition of a controlling interest in subsidiary	—	—	—	—	—	2,882	2,882	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(17,746)	(17,746)	—
Net income (loss) attributable to DISH Network	—	—	—	807,492	—	—	807,492	—
Balance, December 31, 2013	$5,144	$2,588,224	$173,872	$(220,701)	$(1,569,459)	$19,925	$997,005	$—
Issuance of Class A common stock:
Exercise of stock awards	29	44,719	—	—	—	—	44,748	—
Employee benefits	4	25,777	—	—	—	—	25,781	—
Employee Stock Purchase Plan	1	6,185	—	—	—	—	6,186	—
Non-cash, stock-based compensation	—	34,055	—	—	—	71	34,126	27
Income tax (expense) benefit related to stock awards and other	—	41,707	—	—	—	(691)	41,016	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(4,679)	—	—	—	(4,679)	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	1,436	—	—	—	1,436	—
Foreign currency translation	—	—	3,878	—	—	—	3,878	—
Capital distribution to EchoStar - Satellite and Tracking Stock Transaction, net of deferred taxes of $31,274	—	(51,466)	—	—	—	—	(51,466)	—
Sling TV Exchange Agreement with EchoStar:
Capital distribution to EchoStar, net of deferred taxes of $3,542	—	(5,845)	—	—	—	(6,118)	(11,963)	—
Deemed distribution to EchoStar - initial fair value of redeemable noncontrolling interest, net of deferred taxes of $8,489	—	(14,011)	—	—	—	—	(14,011)	22,500
Capital contribution from EchoStar - sale of T2 satellite net of deferred taxes of $5,554	—	9,446	—	—	—	—	9,446	—
Redeemable noncontrolling interest recognized - investment in Northstar Spectrum and SNR Holdco	—	—	—	—	—	—	—	20,700
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(14,062)	(14,062)	(1,729)
Net income (loss) attributable to DISH Network	—	—	—	944,693	—	—	944,693	—
Balance, December 31, 2014	$5,178	$2,678,791	$174,507	$723,992	$(1,569,459)	$(875)	$2,012,134	$41,498

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$928,902	$789,746	$625,740
Less: Income (loss) from discontinued operations, net of tax	—	(47,343)	(37,179)
Income (loss) from continuing operations	$928,902	$837,089	$662,919
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,077,936	1,054,026	964,484
Impairment of long-lived assets	—	437,575	—
Realized and unrealized losses (gains) on investments	60,515	(387,675)	(172,314)
Non-cash, stock-based compensation	34,153	29,730	39,327
Deferred tax expense (benefit)	134,535	126,194	369,224
Other, net	137,544	65,987	8,241
Changes in current assets and current liabilities:
Trade accounts receivable - other	(17,407)	(69,086)	(64,364)
Allowance for doubtful accounts	8,649	2,147	1,919
Advances (to) from discontinued operations	—	48,803	(34,075)
Prepaid income taxes	85,586	26,397	(110,608)
Trade accounts receivable - EchoStar	23,712	(28,142)	(2,284)
Inventory	(5,090)	(12,654)	85,321
Other current assets	(2,583)	(71,324)	27,222
Trade accounts payable	(106,808)	35,895	90,303
Trade accounts payable - EchoStar	(103,355)	73,157	54,636
Deferred revenue and other	47,988	3,497	22,425
Accrued programming and other accrued expenses	103,854	137,581	61,342
Net cash flows from operating activities from continuing operations	2,408,131	2,309,197	2,003,718
Net cash flows from operating activities from discontinued operations, net	(30,007)	(36,732)	8,157

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(4,119,489)	(6,356,136)	(3,971,451)
Sales and maturities of marketable investment securities	7,054,104	4,999,639	2,046,648
Purchases of derivative financial instruments	(149,969)	(805,996)	—
Settlement of derivative financial instruments	—	718,847	—
Purchases of property and equipment	(1,215,861)	(1,253,499)	(945,334)
Change in restricted cash and marketable investment securities	7,886	38,782	(2,177)
DBSD North America Transaction, less cash acquired of $5,230	—	—	(40,015)
TerreStar Transaction	—	—	(36,942)
Purchases of FCC authorizations - H Block wireless spectrum licenses	(1,343,372)	(328,134)	—
AWS-3 auction deposits	(1,320,000)	—	—
Other, net	102,777	(48,360)	(54,811)
Net cash flows from investing activities from continuing operations	(983,924)	(3,034,857)	(3,004,082)
Net cash flows from investing activities from discontinued operations, net, including $0, $1,782, and $12,232 of purchases of property and equipment, respectively	20,847	13,773	(15,132)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,000,000	2,300,000	4,400,000
Proceeds from issuance of restricted debt	—	2,600,000	—
Redemption of restricted debt	—	(2,600,000)	—
Funding of restricted debt escrow	—	(2,596,750)	—
Release of restricted debt escrow	—	2,596,771	—
Repurchases and redemption of long-term debt	(1,099,999)	(500,000)	—
Debt issuance costs	(7,677)	(11,146)	(13,246)
Repayment of long-term debt and capital lease obligations	(31,653)	(37,869)	(36,090)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	50,934	76,512	94,852
Cash dividend on Class A and Class B common stock	—	—	(452,890)
Other	68,662	24,422	11,307
Net cash flows from financing activities from continuing operations	980,267	1,851,940	4,003,933
Net cash flows from financing activities from discontinued operations, net	—	(435)	(1,449)

Effect of exchange rates on cash and cash equivalents from discontinued operations	—	156	1,887

Net increase (decrease) in cash and cash equivalents from continuing operations	2,404,474	1,126,280	3,003,569
Cash and cash equivalents, beginning of period from continuing operations	4,700,022	3,573,742	570,173
Cash and cash equivalents, end of period from continuing operations	$7,104,496	$4,700,022	$3,573,742

Net increase (decrease) in cash and cash equivalents from discontinued operations	(9,160)	(23,238)	(6,537)
Cash and cash equivalents, beginning of period from discontinued operations	9,160	32,398	38,935
Cash and cash equivalents, end of period from discontinued operations	$—	$9,160	$32,398

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

•            DISH.  The DISH®  branded pay-TV service (“DISH”) had 13.978 million subscribers in the United States as of December 31, 2014.  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET™ brand, which had 0.577 million subscribers in the United States as of December 31, 2014.  This service utilizes advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide.  This service primarily targets rural residents that are underserved, or unserved, by wireline broadband.  In addition to the dishNET branded satellite broadband service, we also offer wireline voice and broadband services under the dishNET brand as a competitive local exchange carrier to consumers living in a 14-state region in the western United States.  We primarily bundle our dishNET branded services with our DISH branded pay-TV service.

•                  Wireless

•            DISH Spectrum.  We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  As we review our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure, as well as the acquisition of additional wireless spectrum.

•                  AWS-3 Auction.  On February 13, 2015, Northstar Wireless, LLC (“Northstar Wireless”) and SNR Wireless LicenseCo, LLC (“SNR Wireless”) each filed applications with the Federal Communications Commission (“FCC”) to acquire certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) that were made available in the auction designated by the FCC as Auction 97 (the “AWS-3 Auction”) for which it was named as winning bidder and had made the required down payments.  Issuance of any AWS-3 licenses to Northstar Wireless or SNR Wireless depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  We cannot predict the timing or the outcome of the FCC’s review of those applications.  We own an 85% non-controlling interest in each of Northstar Spectrum, LLC (“Northstar Spectrum”) and SNR Wireless Holdco, LLC (“SNR Holdco”), the parent companies of Northstar Wireless and SNR Wireless, respectively.  After Northstar Wireless and SNR Wireless have made the final payments to the FCC for the AWS-3 Licenses, our total non-controlling equity and debt investments in these entities and their parent companies, respectively, will be approximately $9.778 billion.  As of December 31, 2014, Northstar Wireless and SNR Wireless had made aggregate refundable upfront payments to the FCC of approximately $920 million for the AWS-3 Auction, at which time our total non-controlling equity and debt investments in these entities and their parent companies, respectively, was approximately $899 million.  Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR Holdco are considered variable interest entities and, based on the characteristics of

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, we may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

2.                          Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary.  Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests.  See below for further discussion.  Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Redeemable Noncontrolling Interests

Sling TV.  Sling TV Holding L.L.C. (“Sling TV,” formerly known as DISH Digital Holding L.L.C.) has been consolidated into our financial statements since July 1, 2012.  Effective August 1, 2014, EchoStar Corporation (“EchoStar”) and Sling TV entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, Sling TV distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV to a ten percent non-voting interest.  EchoStar’s ten percent non-voting interest is redeemable, subject to certain conditions, at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity and is recorded as “Redeemable noncontrolling interest” in the mezzanine section of our Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV was initially accounted for at fair value, which established a minimum threshold value for this interest.  Redemption of the interest is contingent on a certain performance goal being achieved by Sling TV, which is not yet probable of being achieved.  At such time that we determine the performance goal to be probable, the value of EchoStar’s redeemable noncontrolling interest in Sling TV will be adjusted for any change in redemption value above the minimum threshold through “Redeemable noncontrolling interest,” with the offset recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.  In addition, the operating results of Sling TV attributable to EchoStar are recorded as “Redeemable noncontrolling interest” in our Consolidated Balance Sheets effective August 1, 2014, with the offset recorded in “Income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 20 for further discussion on Sling TV and the Exchange Agreement.

Northstar Wireless.  Northstar Wireless is a wholly owned subsidiary of Northstar Spectrum, which is an entity owned by Northstar Manager, LLC (“Northstar Manager”) and us.  Under the applicable accounting guidance in ASC 810,

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Northstar Spectrum is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, is consolidated into our financial statements beginning in the fourth quarter 2014. After the five-year anniversary of the grant of wireless licenses to Northstar Wireless, Northstar Manager has the ability, but not the obligation, to require Northstar Spectrum to purchase Northstar Manager’s ownership interests in Northstar Spectrum (the “Northstar Put Right”) for a purchase price that equals its equity contribution to Northstar Spectrum plus a fixed annual rate of return.  In the event that the Northstar Put Right is exercised by Northstar Manager, the consummation of the sale will be subject to FCC approval.  Northstar Spectrum does not have a call right with respect to Northstar Manager’s ownership interests in Northstar Spectrum. Although Northstar Manager is the sole manager of Northstar Spectrum, under the applicable accounting guidance, Northstar Manager’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interest” in the mezzanine section of our Consolidated Balance Sheets.  Northstar Manager’s ownership interest in Northstar Spectrum was initially accounted for at fair value.  Subsequently, Northstar Manager’s ownership interest in Northstar Spectrum is increased by the fixed annual rate of return through “Redeemable noncontrolling interest” in our Consolidated Balance Sheets, with the offset recorded in “Income (loss) attributable to noncontrolling interest, net of tax” on our Statements of Operations and Comprehensive Income (Loss).  The operating results of Northstar Spectrum attributable to Northstar Manager are recorded as “Redeemable noncontrolling interest” in our Consolidated Balance Sheets, with the offset recorded in “Income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 16 for further discussion on Northstar Wireless and the AWS-3 Auction.

SNR Wireless.  SNR Wireless is a wholly owned subsidiary of SNR Wireless Holdco, which is an entity owned by SNR Wireless Management, LLC (“SNR Management”) and us.  Under the applicable accounting guidance in ASC 810, SNR Holdco is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, is consolidated into our financial statements beginning in the fourth quarter 2014. After the five-year anniversary of the grant of wireless licenses to SNR Wireless, SNR Management has the ability, but not the obligation, to require SNR Holdco to purchase SNR Management’s ownership interests in SNR Holdco (the “SNR Put Right”) for a purchase price that equals its equity contribution to SNR Holdco plus a fixed annual rate of return.  In the event that the SNR Put Right is exercised by SNR Management, the consummation of the sale will be subject to FCC approval.  SNR Holdco does not have a call right with respect to SNR Management’s ownership interests in SNR Holdco. Although SNR Management is the sole manager of SNR Holdco, under the applicable accounting guidance, SNR Management’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interest” in the mezzanine section of our Consolidated Balance Sheets.  SNR Management’s ownership interest in SNR Holdco was initially accounted for at fair value.  Subsequently, SNR Management’s ownership interest in SNR Holdco is increased by the fixed annual rate of return through “Redeemable noncontrolling interest” in our Consolidated Balance Sheets, with the offset recorded in “Income (loss) attributable to noncontrolling interest, net of tax” on our Statements of Operations and Comprehensive Income (Loss).  The operating results of SNR Holdco attributable to SNR Management are recorded as “Redeemable noncontrolling interest” in our Consolidated Balance Sheets, with the offset recorded in “Income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 16 for further discussion on SNR Wireless and the AWS-3 Auction.

Discontinued Operations

On April 26, 2011, we completed the acquisition of most of the assets of Blockbuster, Inc. (the “Blockbuster Acquisitions.”)  As of December 31, 2013, Blockbuster had ceased material operations.  The results of Blockbuster are presented for all periods as discontinued operations in our consolidated financial statements.  On January 14, 2014, we completed the sale of our Blockbuster operations in Mexico.  See Note 10 for additional information regarding our discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, fair value of multi-element arrangements, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, retailer incentives, programming expenses and subscriber lives.  Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to the Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents.  Cash equivalents as of December 31, 2014 and 2013 may consist of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DBS Satellites.  We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2014.

AWS-4 Satellites.  We currently evaluate our AWS-4 satellite fleet for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  During the second quarter 2013, we wrote down the net book value of the T2 and D1 satellites to their fair value and recorded a $438 million impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We do not believe any

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

further triggering event has occurred which would indicate impairment as of December 31, 2014.  See Note 8 for further discussion.

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

•                  replacement DBS satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•                  maintenance expenditures to obtain future cash flows are not significant;

•                  FCC licenses are not technologically dependent; and

•                  we intend to use these assets indefinitely.

DBS FCC Licenses.  We combine all of our indefinite lived DBS FCC licenses that we currently utilize or plan to utilize in the future into a single unit of accounting.  The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites.  Projected revenue and cost amounts include projected subscribers.  In conducting our annual impairment test in 2014, we determined that the estimated fair value of the DBS FCC licenses, calculated using a discounted cash flow analysis, exceeded their carrying amounts.

Wireless Spectrum Licenses.  In conducting our annual impairment test in 2014 for our 700 MHz, AWS-4 and H Block wireless spectrum licenses, we determined that the estimated fair value of these licenses exceeded their carrying amount.  The estimated fair value for the 700 MHz licenses was determined using the market approach and the estimated fair value for the AWS-4 and H Block licenses was determined using a probability weighted analysis considering estimated future cash flows discounted at a rate commensurate with the risk involved and the market approach.  Changes in circumstances or market conditions including significant changes in our estimates of future cash flows or available market data could result in a write-down of any of these assets in the future.

Business Combinations

When we acquire a business, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach.  The accounting standard for business combinations requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at fair value.  Transaction costs related to the acquisition of the business are expensed as incurred.  Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate.  Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite.  Amortization of these intangible assets are recorded on a straight line basis over an average finite useful life

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

primarily ranging from approximately two to ten years or in relation to the estimated discounted cash flows over the life of the intangible asset.

Other Investment Securities

Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting.  Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other-than-temporary impairment on a quarterly basis.  This quarterly evaluation consists of reviewing, among other things, company business plans, current financial statements and key financial metrics, if available, for factors that may indicate an impairment of our investment.  Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy.  The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2014 and 2013, the carrying value for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 6 for the fair value of our marketable investment securities and derivative financial instruments.

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

Deferred Debt Issuance Costs

Costs of issuing debt are generally deferred and amortized to interest expense using the effective interest rate method over the terms of the respective notes.  See Note 11.

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

For certain of our promotions, subscribers are charged an upfront fee.  A portion of these fees may be deferred and recognized over the estimated subscriber life for new subscribers or the estimated remaining life for existing subscribers ranging from four to five years.  Revenue from advertising sales is recognized when the related services are performed.

Subscriber fees for pay-TV equipment rental fees and other hardware related fees, including fees for DVRs, fees for broadband equipment, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners, advertising services and fees earned from our in-home service operations are recognized as revenue as earned.  Generally, revenue from equipment sales and equipment upgrades is recognized upon shipment to customers.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

•                  “Subscriber acquisition advertising” includes advertising and marketing expenses related to the acquisition of new Pay-TV and Broadband subscribers.  Advertising costs are expensed as incurred.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Operations and Comprehensive Income (Loss).  We currently have not designated any derivative financial instrument for hedge accounting.

As of December 31, 2014 and 2013, we held derivative financial instruments indexed to the trading price of common equity securities with a fair value of $383 million and $293 million, respectively.  The fair value of the derivative financial instruments is dependent on the trading price of the indexed common equity securities, which may be volatile and vary depending on, among other things, the issuer’s financial and operational performance and market conditions.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 will become effective for us on January 1, 2017, and allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.

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

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$928,902	$837,089	$662,919
Less: Net income (loss) attributable to noncontrolling interests	(15,791)	(17,746)	(10,947)
Income (loss) from continuing operations attributable to DISH Network	944,693	854,835	673,866

Income (loss) from discontinued operations, net of tax	—	(47,343)	(37,179)

Net income (loss) attributable to DISH Network	$944,693	$807,492	$636,687

Weighted-average common shares outstanding - Class A and B common stock:
Basic	460,126	456,044	450,264
Dilutive impact of stock awards outstanding	2,801	3,122	2,635
Diluted	462,927	459,166	452,899

Earnings per share - Class A and B common stock:
Basic net income (loss) per share from continuing operations attributable to DISH Network	$2.05	$1.87	$1.49
Basic net income (loss) per share from discontinued operations	—	(0.10)	(0.08)
Basic net income (loss) per share attributable to DISH Network	$2.05	$1.77	$1.41

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$2.04	$1.86	$1.49
Diluted net income (loss) per share from discontinued operations	—	(0.10)	(0.08)
Diluted net income (loss) per share attributable to DISH Network	$2.04	$1.76	$1.41

As of December 31, 2014, 2013 and 2012, there were stock awards to acquire 0.4 million, 0.7 million and 2.5 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our performance based stock incentive plans (“Restricted Performance Units”) is contingent upon meeting certain goals, some of which are not yet probable of being achieved. As a consequence, the following are also not included in the diluted EPS calculation.

	As of December 31,
	2014	2013	2012
	(In thousands)
Performance based options	7,247	7,791	7,929
Restricted Performance Units	1,798	1,943	1,185
Total	9,045	9,734	9,114

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.                   Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash paid for interest (including capitalized interest)	$833,483	$880,244	$539,070
Cash received for interest	138,529	201,480	92,339
Cash paid for income taxes	160,732	273,597	272,167
Capitalized interest	223,658	136,508	106,323
Employee benefits paid in Class A common stock	25,781	24,230	22,280
Satellites and other assets financed under capital lease obligations	3,462	1,070	5,857
Assets contributed from EchoStar to Sling TV Holding L.L.C.	—	—	44,712
Satellite and Tracking Stock Transaction with EchoStar:
Transfer of property and equipment, net	432,080	—	—
Investment in EchoStar and HSSC preferred tracking stock - cost method	316,204	—	—
Transfer of liabilities and other	44,540	—	—
Capital distribution to EchoStar, net of deferred taxes of $31,274	51,466	—	—
Sling TV Exchange Transaction with EchoStar:
Transfer of property and equipment, net	8,978	—	—
Transfer of investments and intangibles, net	25,097	—	—
Capital distribution to EchoStar, net of deferred taxes of $3,542	5,845	—	—
Deemed distribution to EchoStar- initial fair value of redeemable noncontrolling interest, net of deferred taxes of $8,489	14,011	—	—

5.                          Other Comprehensive Income (Loss)

The following table presents the tax effect on each component of “Other comprehensive income (loss).”  A full valuation allowance was established against any deferred tax assets that were capital in nature during 2012.

	For the Years Ended December 31,
	2014			2013			2012
	Before	Tax	Net	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$3,878	$—	$3,878	$1,155	$—	$1,155	$4,106	—	$4,106
Unrealized holding gains (losses) on available-for-sale securities	(11,729)	3,600	(8,129)	123,233	(45,094)	78,139	265,785	(96,252)	169,533
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	7,050	(2,164)	4,886	(148,603)	54,378	(94,225)	(150,239)	83,360	(66,879)
Other comprehensive income (loss)	$(801)	$1,436	$635	$(24,215)	$9,284	$(14,931)	$119,652	$(12,892)	$106,760

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax.

	Foreign	Unrealized /
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total
	(In thousands)
Balance as of December 31, 2012	$(5,033)	$193,836	$188,803
Other comprehensive income (loss) before reclassification	1,155	78,139	79,294
Amounts reclassified from accumulated other comprehensive income (loss)	—	(94,225)	(94,225)
Balance as of December 31, 2013	$(3,878)	$177,750	$173,872
Other comprehensive income (loss) before reclassification	3,878	(8,129)	(4,251)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,886	4,886
Balance as of December 31, 2014	$—	$174,507	$174,507

6.                   Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
Marketable investment securities:
Current marketable investment securities - strategic	$711,213	$534,449
Current marketable investment securities - other	1,420,532	4,504,933
Total current marketable investment securities	2,131,745	5,039,382
Restricted marketable investment securities (1)	76,970	81,371
Noncurrent marketable investment securities - ARS (2)	—	133,652
Total marketable investment securities	2,208,715	5,254,405

Restricted cash and cash equivalents (1)	10,014	13,490

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method (2)	228,795	—
Investment in HSSC preferred tracking stock - cost method (2)	87,409	—
Other investment securities - cost method (2)	11,046	17,621
Total other investment securities	327,250	17,621

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$2,545,979	$5,285,516

(1)         Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Consolidated Balance Sheets.

(2)         As of December 31, 2013, noncurrent marketable investment securities — auction rate securities (“ARS”) and other investment securities are included in “Marketable and other investment securities” on our Consolidated Balance Sheets.  As of December 31, 2014, we reclassified our ARS investment securities to current marketable investment securities - strategic.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale, except as specified below.  See Note 2 for further discussion.

Current Marketable Investment Securities — Strategic

Our current strategic marketable investment securities include strategic and financial debt and equity investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of December 31, 2014, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in our investment portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

We have investments in ARS which are classified as available-for-sale securities.  We generally recognize the changes in fair value of these securities as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  However, for certain of our ARS, we have elected to recognize the changes in fair value through “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss) (the “Fair Value Option”).  Previous events in the credit markets reduced or eliminated liquidity for these securities.  As a result, we historically classified these investments as noncurrent assets, as we intended to hold these investments until they recovered or matured.  As of the fourth quarter 2014, we intend to sell our investments in our ARS and as a result, as of December 31, 2014, we reclassified these investments to current marketable investment securities-strategic.

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

Fair Value Option.  As of December 31, 2014, our ARS and other noncurrent marketable investment securities portfolio of $135 million included $93 million of securities accounted for under the Fair Value Option.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including, among others, commercial paper, corporate securities and U.S. treasury and agency securities.

Commercial paper consists mainly of unsecured short-term, promissory notes issued primarily by corporations with maturities ranging up to 365 days.  Corporate securities consist of debt instruments issued by corporations with various maturities normally less than 18 months.  U. S. Treasury and agency securities consist of debt instruments issued by the federal government and other government agencies.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Cash and Marketable Investment Securities

As of December 31, 2014 and 2013, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit.

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in noncurrent “Marketable and other investment securities” on our Consolidated Balance Sheets and accounted for using the cost, equity and/or available-for-sale methods of accounting.

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

Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Consolidated Balance Sheet.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  As such, the Tracking Stock is accounted for under the cost method of accounting.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2014 and 2013, we had accumulated net unrealized gains of $177 million and $181 million, respectively.  These amounts, net of related tax effect, were $175 million and $178 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of December 31,
	2014				2013
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U. S. Treasury and agency securities	$58,254	$7	$(11)	$(4)	$11,015	$—	$—	—
Commercial paper	68,556	—	—	—	465,981	—	—	—
Corporate securities	1,496,044	72,918	(153)	72,765	4,075,232	83,350	(4,513)	78,837
ARS	134,642	1,293	—	1,293	133,652	1,188	(5,138)	(3,950)
Other	57,965	—	—	—	232,874	12	(227)	(215)
Equity securities	393,254	106,971	(4,346)	102,625	335,651	106,684	—	106,684
Total	$2,208,715	$181,189	$(4,510)	$176,679	$5,254,405	$191,234	$(9,878)	$181,356

As of December 31, 2014, restricted and non-restricted marketable investment securities included debt securities of $1.319 billion with contractual maturities within one year, $292 million with contractual maturities extending longer than one year through and including five years and $204 million with contractual maturities longer than ten years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of December 31, 2014, the unrealized losses on our investments in equity securities represented investments in broad-based indices.  We are not aware of any factors that indicate the unrealized losses in these investments are due to factors other than temporary market fluctuations.  As of December 31, 2014, the unrealized losses related to our investments in debt securities primarily represented investments in corporate securities.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of December 31,
	2014		2013
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$280,738	$(105)	$2,208,930	$(3,106)
12 months or more	135,853	(59)	84,915	(6,773)
Equity Securities:
Less than 12 months	15,338	(4,346)	—	—
12 months or more	—	—	—	—
Total	$431,929	$(4,510)	$2,293,845	$(9,879)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	December 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents (including restricted)	$7,009,897	$274,123	$6,735,774	$—	$4,387,252	$323,638	$4,063,614	$—

Debt securities (including restricted):
U. S. Treasury and agency securities	$58,254	$42,710	$15,544	$—	$11,015	11,015	—	—
Commercial paper	68,556	—	68,556	—	465,981	—	465,981	—
Corporate securities	1,496,044	—	1,488,340	7,704	4,075,232	—	4,062,186	13,046
ARS	134,642	—	206	134,436	133,652	—	678	132,974
Other	57,965	—	57,965	—	232,874	—	232,874	—

Equity securities	393,254	393,254	—	—	335,651	335,651	—	—

Subtotal	$2,208,715	$435,964	$1,630,611	$142,140	$5,254,405	$346,666	$4,761,719	$146,020

Derivative financial instruments	383,460	—	383,460	—	292,507	—	292,507	—

Total	$2,592,175	$435,964	$2,014,071	$142,140	$5,546,912	$346,666	$5,054,226	$146,020

As of December 31, 2014 and 2013, our Level 3 investments consisted predominately of ARS and other investment securities.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  The valuation models used for some of our ARS investments require an evaluation of the underlying instruments held by the trusts that issue these securities.  For our other ARS and other investment securities, we

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

evaluate, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

Changes in Level 3 instruments were as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2012	$105,217
Net realized and unrealized gains (losses) included in earnings	26,532
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	1,926
Purchases	14,158
Settlements	(1,813)
Issuances	—
Transfers into or out of Level 3	—
Balance as of December 31, 2013	$146,020
Net realized and unrealized gains (losses) included in earnings	(6,522)
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	8,321
Purchases	—
Settlements	(5,679)
Issuances	—
Transfers into or out of Level 3	—
Balance as of December 31, 2014	$142,140

During the years ended December 31, 2014 and 2013, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other Income (Expense):	2014	2013	2012
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$7,649	$157,444	$120,558
Marketable investment securities - unrealized gains (losses) on investments accounted for using the Fair Value Option	4,727	26,371	1,331
Marketable investment securities - gains (losses) on conversion of DBSD North America Notes (1)	—	—	99,445
Derivative financial instruments - net realized and/or unrealized gains (losses)	(59,015)	205,779	—
Marketable investment securities - other-than-temporary impairments	(13,876)	(1,919)	(49,020)
Other	(8,826)	(2,819)	1,383
Total	$(69,341)	$384,856	$173,697

(1)  During the year ended December 31, 2012, we recognized a $99 million non-cash gain related to the conversion of our DBSD North America 7.5% Convertible Senior Secured Notes due 2009 in connection with the completion of the DBSD Transaction.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.                   Inventory

Inventory consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
Finished goods	$252,238	$299,975
Raw materials	159,095	102,563
Work-in-process	82,421	110,169
Total	$493,754	$512,707

8.                   Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2014	2013
		(In thousands)
Equipment leased to customers	2-5	$3,639,607	$3,596,310
EchoStar I (1)	12	—	201,607
EchoStar VII (1)	15	—	177,000
EchoStar X (1)	15	—	177,192
EchoStar XI (1)	15	—	200,198
EchoStar XIV (1)	15	—	316,541
EchoStar XV	15	277,658	277,658
D1	15	150,000	150,000
T1	15	401,721	401,721
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	747,139	720,570
Buildings and improvements	1-40	85,509	83,531
Land	-	5,504	5,692
Construction in progress	-	774,567	515,447
Total property and equipment		6,581,524	7,323,286
Accumulated depreciation (1)		(2,807,985)	(3,225,575)
Property and equipment, net		$3,773,539	$4,097,711

(1)         Property and equipment and accumulated depreciation decreased $1.073 billion and $633 million, respectively, as a result of the Satellite and Tracking Stock Transaction.  See Note 6 and Note 20 for further discussion.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Construction in progress consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
Wireless ground equipment and build-out, including capitalized interest	$484,668	$289,732
EchoStar XVIII, including capitalized interest	271,497	143,839
T2 satellite (1)	—	40,000
Other	18,402	41,876
Construction in progress	$774,567	$515,447

(1)         During the fourth quarter 2014, EchoStar purchased our rights to the T2 satellite.  See Note 20 for further discussion of our Related Party Transactions with EchoStar.

As we prepare for commercialization of our AWS-4 and H Block wireless spectrum licenses, which are recorded in FCC Authorizations on our Consolidated Balance Sheets, interest expense related to their carrying value is being capitalized within “Property and equipment, net” on our Consolidated Balance Sheets based on our weighted-average borrowing rate for our debt.  We began capitalizing interest on the H Block licenses in April 2014 concurrent with the FCC order granting our application to acquire these licenses.  See Note 16 for further discussion.

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Equipment leased to customers	$854,759	$763,796	$652,327
Satellites (1)	95,766	135,464	145,749
Buildings, furniture, fixtures, equipment and other (2)	127,411	154,766	98,632
148 degree orbital location (3)	—	—	67,776
Total depreciation and amortization	$1,077,936	$1,054,026	$964,484

(1)         Depreciation and amortization expense decreased $40 million in 2014 as a result of the Satellite and Tracking Stock Transaction.  See Note 6 and Note 20 for further discussion.

(2)         During 2013, we ceased operations of our TerreStar Mobile Satellite Service (“MSS”) business, which had less than 2,000 customers and had less than $1 million in revenue.  As a result, we accelerated the depreciable lives of certain assets designed to support this business and the remaining net book value of $53 million was fully depreciated in 2013.

(3)         On May 31, 2012, the International Bureau of the FCC announced the termination of our license for use of the 148 degree orbital location associated with our DISH segment.  We had not had a satellite positioned at the 148 degree orbital location since the retirement of EchoStar V in August 2009.  Our license for use of the 148 degree orbital location had a $68 million carrying value.  This amount was recorded as “Depreciation and amortization” expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) in 2012 due to the termination of this license by the FCC.

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellites

DBS Satellites.  As of December 31, 2014, we utilized 14 satellites in geostationary orbit approximately 22,300 miles above the equator, one of which we own and depreciate over its useful life.  As of December 31, 2014, we utilized certain capacity on 11 satellites that we lease from EchoStar, which were accounted for as operating leases.  As of December 31, 2014, we also leased two satellites from third parties, which were accounted for as capital leases and were depreciated over the shorter of the economic life or the term of the satellite agreement.

			Estimated
			Useful Life
			(Years) /
		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV (1)	July 2010	45	15

Under Construction:
EchoStar XVIII (2)	2015	110	15

Leased from EchoStar (1):
EchoStar I (3)(4)	December 1995	77	November 2015
EchoStar VII (3)(4)	February 2002	119	June 2016
EchoStar VIII	August 2002	77	Month to month
EchoStar IX	August 2003	121	Month to month
EchoStar X (3)(4)	February 2006	110	February 2021
EchoStar XI (3)(4)	July 2008	110	September 2021
EchoStar XII (3)	July 2003	61.5	September 2017
EchoStar XIV (3)(4)	March 2010	119	February 2023
EchoStar XVI (5)	November 2012	61.5	January 2017
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)         See Note 20 for further discussion of our Related Party Transactions with EchoStar.

(2)         EchoStar XVIII is expected to launch during the fourth quarter 2015.

(3)         We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s useful life.

(4)         On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things, we transferred these satellites to EchoStar and lease back all available capacity on these satellites.  See Note 6 and Note 20 for further discussion.

(5)         We have the option to renew this lease for an additional six-year period.  If we exercise our six-year renewal option, we have the option to renew this lease for an additional five years.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

AWS-4 Satellites.  As a result of the DBSD Transaction and the TerreStar Transaction, we acquired three AWS-4 satellites, including two in-orbit satellites (D1 and T1) and one satellite under construction (T2).  See the table below for further information.

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
T1	July 2009	111.1	15
D1	April 2008	92.85	15

Under Construction:
T2 (1)	NA	NA	NA

(1)         During the fourth quarter 2014, EchoStar purchased our rights to the T2 satellite.  See Note 20 for further discussion of our Related Party Transactions with EchoStar.

Based on the FCC’s rules applicable to our AWS-4 authorizations no longer requiring an integrated satellite component or ground spare and on our evaluation of the satellite capacity needed for our wireless segment, among other things, during the second quarter 2013, we concluded that T2 and D1 represented excess satellite capacity for the potential commercialization of our wireless spectrum.  As a result, during the second quarter 2013, we wrote down the net book value of T2 from $270 million to $40 million and the net book value of D1 from $358 million to $150 million, and recorded an impairment charge in our wireless segment of $438 million in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2013.  Our fair value estimates for these satellites were determined based upon, among other things, probability-weighted analyses utilizing the income and/or cost approaches.  The estimates used in our fair value analysis are considered Level 3 in the fair value hierarchy.  While we are no longer required to operate an integrated satellite component, we are currently planning on using T1 and D1 in the commercialization of our wireless spectrum or for other commercial purposes.  If T1 is not used in the commercialization of our wireless spectrum or for other commercial purposes, we may need to impair it in the future.  If D1 is not used in the commercialization of our wireless spectrum or for other commercial purposes, we may need to further impair it in the future.  As of December 31, 2014, the net book value for T1 and D1 was $326 million and $150 million, respectively.

Satellites Under Construction

EchoStar XVIII.  On September 7, 2012, we entered into a contract with Space Systems/Loral, Inc. (“SS/L”) for the construction of EchoStar XVIII, a DBS satellite with spot beam technology designed for, among other things, HD programming.  During October 2013, we entered into an agreement with ArianeSpace S.A. for launch services for this satellite, which is expected to be launched during the fourth quarter 2015.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite.  Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and thus may have a material adverse effect on our business, financial condition and results of operations.

In the past, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet.  See Note 2 “Impairment of Long-Lived Assets” for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail.  We generally do not carry commercial insurance for any of the owned or leased in-orbit satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.

Intangible Assets

As of December 31, 2014 and 2013, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2014		December 31, 2013
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Technology-based	$7,210	$(4,445)	$34,078	$(12,222)
Trademarks	19,704	(5,644)	20,424	(6,432)
Contract-based	8,650	(8,650)	8,650	(8,650)
Customer relationships	2,900	(2,900)	4,294	(4,294)
Total (1)	$38,464	$(21,639)	$67,446	$(31,598)

(1)         The decrease in intangible assets is due to certain assets distributed to EchoStar pursuant to the Sling TV Exchange Agreement.  See Note 20 for further discussion.

These identifiable intangibles are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately two to 20 years.  Amortization was $6 million, $11 million and $13 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2014 is as follows (in thousands):

For the Years Ended December 31,
2015	$4,423
2016	4,299
2017	2,967
2018	2,231
2019	1,825
Thereafter	1,080
Total	$16,825

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Goodwill

The excess of our investments in consolidated subsidiaries over net tangible and identifiable intangible asset value at the time of the investment is recorded as goodwill and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.  As of December 31, 2014 and 2013, our goodwill was $120 million and $126 million, respectively, which primarily related to our wireless segment.  The decrease in goodwill is due to certain assets distributed to EchoStar pursuant to the Sling TV Exchange Agreement.  See Note 20 for further discussion.  In conducting our annual impairment test in 2014, we determined that the fair value of our wireless segment was in excess of the carrying value.

FCC Authorizations

As of December 31, 2014 and 2013, our FCC Authorizations consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
DBS Licenses	$611,794	$611,794
700 MHz Licenses	711,871	711,871
MVDDS Licenses (1)	24,000	24,000
AWS-4 Licenses	1,949,000	1,949,000
H-Block Licenses (2)	1,671,506	—
Total	$4,968,171	$3,296,665

(1)         We have multichannel video distribution and data service (“MVDDS”) licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  In January 2015, the FCC granted our application to extend the build-out requirements related to our MVDDS licenses.  We now have until 2019 to provide “substantial service” on our MVDDS licenses, and the licenses expire in 2024.  Our MVDDS licenses may be terminated, however, if we do not provide substantial service in accordance with the new build-out requirements.

(2)         On April 29, 2014, the FCC issued an order granting our application to acquire all 176 wireless spectrum licenses in the H Block auction.  See Note 16 for further discussion.

9.                   Acquisitions

DBSD North America and TerreStar Transactions

On March 2, 2012, the FCC approved the transfer of 40 MHz of wireless spectrum licenses held by DBSD North America, Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”) to us.  On March 9, 2012, we completed the acquisitions of 100% of the equity of reorganized DBSD North America and substantially all of the assets of TerreStar, pursuant to which we acquired, among other things, certain satellite assets and 40 MHz of spectrum licenses held by DBSD North America (the “DBSD Transaction”) and TerreStar (the “TerreStar Transaction”), which licenses the FCC modified in March 2013 to add AWS-4 authority (“AWS-4”).  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.  See Note 16 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

recorded as a decrease in “Income tax (provision) benefit, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2013.

10.            Discontinued Operations

As of December 31, 2013, Blockbuster had ceased material operations.  The results of Blockbuster are presented for all periods as discontinued operations in our consolidated financial statements.

During the years ended December 31, 2013 and 2012, the revenue from our discontinued operations was $503 million and $1.085 billion, respectively.  “Income (loss) from discontinued operations, before income taxes” for the same periods was a loss of $54 million and $62 million, respectively.  In addition, “Income (loss) from discontinued operations, net of tax” for the same periods was a loss of $47 million and $37 million, respectively.

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

Blockbuster - Domestic

Since the Blockbuster Acquisition, we continually evaluated the impact of certain factors, including, among other things, competitive pressures, the ability of significantly fewer company-owned domestic retail stores to continue to support corporate administrative costs, and other issues impacting the store-level financial performance of our company-owned domestic retail stores.  These factors, among others, previously led us to close a significant number of company-owned domestic retail stores during 2012 and 2013.  On November 6, 2013, we announced that Blockbuster would close all of its remaining company-owned domestic retail stores and discontinue the Blockbuster by-mail DVD service.  As of December 31, 2013, Blockbuster had ceased material operations.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.            Long-Term Debt and Capital Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of December 31, 2014 and 2013:

	As of December 31,
	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
6 5/8% Senior Notes due 2014 (1)	$—	$—	$1,000,000	$1,040,200
7 3/4% Senior Notes due 2015 (2)	650,001	664,321	750,000	813,750
7 1/8% Senior Notes due 2016	1,500,000	1,580,625	1,500,000	1,657,500
4 5/8% Senior Notes due 2017	900,000	933,750	900,000	946,962
4 1/4% Senior Notes due 2018	1,200,000	1,245,600	1,200,000	1,221,792
7 7/8% Senior Notes due 2019	1,400,000	1,589,700	1,400,000	1,603,000
5 1/8% Senior Notes due 2020	1,100,000	1,100,000	1,100,000	1,104,950
6 3/4% Senior Notes due 2021	2,000,000	2,157,500	2,000,000	2,122,500
5 7/8% Senior Notes due 2022	2,000,000	2,055,000	2,000,000	1,997,500
5% Senior Notes due 2023	1,500,000	1,470,000	1,500,000	1,458,090
5 7/8% Senior Notes due 2024	2,000,000	2,019,800	—	—
Other notes payable (3)	34,084	34,084	80,769	80,769
Subtotal	14,284,085	$14,850,380	13,430,769	$14,047,013
Unamortized discounts, net	(15,219)		(19,198)
Capital lease obligations (4)	194,914	NA	220,115	NA
Total long-term debt and capital lease obligations (including current portion)	$14,463,780		$13,631,686

(1)               During the nine months ended September 30, 2014, we repurchased $100 million of our 6 5/8% Senior Notes due 2014 in open market trades.  The remaining balance of $900 million was redeemed on October 1, 2014.

(2)               During 2014, we repurchased $100 million of our 7 3/4% Senior Notes due 2015 in open market trades.  The remaining balance of $650 million matures on May 31, 2015 and is included in “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2014.

(3)               On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction, which resulted in a decrease in “Other notes payable” of $44 million related to the in-orbit incentive obligations associated with the Transferred Satellites.  See Note 6 and Note 20 for further discussion.

(4)               Disclosure regarding fair value of capital leases is not required.

Our Senior Notes are:

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

The indentures related to our Senior Notes contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

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

•                  merge or consolidate with another company; and

•                  transfer or sell assets.

In the event of a change of control, as defined in the related indentures, we would be required to make an offer to repurchase all or any part of a holder’s Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

7 3/4% Senior Notes due 2015

On May 27, 2008, we issued $750 million aggregate principal amount of our seven-year 7 3/4% Senior Notes due May 31, 2015.  During 2014, we repurchased $100 million of our 7 3/4% Senior Notes due 2015 in open market trades.  The remaining balance of $650 million matures on May 31, 2015.  Interest accrues at an annual rate of 7 3/4% and is payable semi-annually in cash, in arrears on May 31 and November 30 of each year.

The 7 3/4% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.

7 1/8% Senior Notes due 2016

On February 2, 2006, we issued $1.5 billion aggregate principal amount of our ten-year 7 1/8% Senior Notes due February 1, 2016.  Interest accrues at an annual rate of 7 1/8% and is payable semi-annually in cash, in arrears on February 1 and August 1 of each year.

The 7 1/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.

4 5/8% Senior Notes due 2017

On May 16, 2012, we issued $900 million aggregate principal amount of our five-year 4 5/8% Senior Notes due July 15, 2017.  Interest accrues at an annual rate of 4 5/8% and is payable semi-annually in cash, in arrears on January 15 and July 15 of each year.

The 4 5/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to July 15, 2015, we may also redeem up to 35.0% of the 4 5/8% Senior Notes at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

4 1/4% Senior Notes due 2018

On April 5, 2013, we issued $1.2 billion aggregate principal amount of our five-year 4 1/4% Senior Notes due April 1, 2018.  Interest accrues at an annual rate of 4 1/4% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7 7/8% Senior Notes due 2019

On August 17, 2009 and October 5, 2009, we issued $1.0 billion and $400 million, respectively, aggregate principal amount of our ten-year 7 7/8% Senior Notes due September 1, 2019.  Interest accrues at an annual rate of 7 7/8% and is payable semi-annually in cash, in arrears on March 1 and September 1 of each year.

The 7 7/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.

5 1/8% Senior Notes due 2020

On April 5, 2013, we issued $1.1 billion aggregate principal amount of our seven-year 5 1/8% Senior Notes due May 1, 2020.  Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash in arrears on May 1 and November 1 of each year.

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

6 3/4% Senior Notes due 2021

On May 5, 2011, we issued $2.0 billion aggregate principal amount of our ten-year 6 3/4% Senior Notes due June 1, 2021.  Interest accrues at an annual rate of 6 3/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year.

The 6 3/4% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.

5 7/8% Senior Notes due 2022

On May 16, 2012 and July 26, 2012, we issued $1.0 billion and $1.0 billion, respectively, aggregate principal amount of our ten-year 5 7/8% Senior Notes due July 15, 2022.  Interest accrues at an annual rate of 5 7/8% and is payable semi-annually in cash, in arrears on January 15 and July 15 of each year.

The 5 7/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to July 15, 2015, we may also redeem up to 35.0% of the 5 7/8% Senior Notes at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

5% Senior Notes due 2023

On December 27, 2012, we issued $1.5 billion aggregate principal amount of our 5% Senior Notes due March 15, 2023.  Interest accrues at an annual rate of 5% and is payable semi-annually in cash, in arrears on March 15 and September 15 of each year.

The 5% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to March 15, 2016, we may also redeem up to 35.0% of the 5% Senior Notes at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5 7/8% Senior Notes due 2024

On November 20, 2014, we issued $2.0 billion aggregate principal amount of our ten-year 5 7/8% Senior Notes due November 15, 2024.  Interest accrues at an annual rate of 5 7/8% and is payable semi-annually in cash, in arrears on May 15 and November 15 of each year, commencing on May 15, 2015.

The 5 7/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to November 15, 2017, we may also redeem up to 35.0% of the 5 7/8% Senior Notes at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875
4 5/8% Senior Notes due 2017	January 15 and July 15	$41,625
4 1/4% Senior Notes due 2018	April 1 and October 1	$51,000
7 7/8% Senior Notes due 2019	March 1 and September 1	$110,250
5 1/8% Senior Notes due 2020	May 1 and November 1	$56,375
6 3/4% Senior Notes due 2021	June 1 and December 1	$135,000
5 7/8% Senior Notes due 2022	January 15 and July 15	$117,500
5% Senior Notes due 2023	March 15 and September 15	$75,000
5 7/8 % Senior Notes due 2024	May 15 and November 15	$117,500

During 2014, we repurchased $100 million of our 7 3/4% Senior Notes due 2015 in open market trades.  The remaining balance of $650 million matures on May 31, 2015 and is included in “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2014.  A debt service payment of approximately $25 million will be paid on May 31, 2015 assuming no additional open market repurchases.

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

Other Long-Term Debt and Capital Lease Obligations

Other long-term debt and capital lease obligations consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
Satellites and other capital lease obligations	$194,914	$220,115
Notes payable related to satellite vendor financing and other debt payable in installments through 2025 with interest rates ranging from approximately 1.9% to 12.5%	34,084	80,769
Total	228,998	300,884
Less current portion	(31,466)	(34,893)
Other long-term debt and capital lease obligations, net of current portion	$197,532	$265,991

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

As of December 31, 2014 and 2013, we had $500 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $279 million and $236 million, respectively.  In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $43 million, $43 million and $43 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum lease payments under the capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2014 are as follows (in thousands):

For the Years Ended December 31,
2015	$77,089
2016	76,809
2017	76,007
2018	75,982
2019	50,331
Thereafter	112,000
Total minimum lease payments	468,218
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(220,883)
Net minimum lease payments	247,335
Less: Amount representing interest	(52,421)
Present value of net minimum lease payments	194,914
Less: Current portion	(28,378)
Long-term portion of capital lease obligations	$166,536

The summary of future maturities of our outstanding long-term debt as of December 31, 2014 is included in the commitments table in Note 16.

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

As of December 31, 2014, we had no net operating loss carryforwards (“NOLs”) for federal income tax purposes and $39 million of NOL benefit for state income tax purposes, which are partially offset by a valuation allowance.  The state NOLs begin to expire in the year 2017.  In addition, there are $38 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance.  The state credit carryforwards began to expire in 2015.

The components of the (provision for) benefit from income taxes were as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Current (provision) benefit:

Federal	$(180,282)	$(162,737)	$28,503
State	44,565	2,421	8,730
Foreign	(6,588)	(13,316)	—
Total from continuing operations	(142,305)	(173,632)	37,233

Deferred (provision) benefit:
Federal	(310,977)	(102,971)	(355,220)
State	(15,776)	(23,223)	(47,843)
Foreign	190,253	—	—
Decrease (increase) in valuation allowance	1,965	—	33,839
Total from continuing operations	(134,535)	(126,194)	(369,224)
Total benefit (provision)	$(276,840)	$(299,826)	$(331,991)

Our $1.206 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included a loss of $4 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2014	2013	2012
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(1.1)	(1.3)	(2.6)
Reversal of uncertain tax positions	3.5	9.0	—
Foreign tax planning strategies, net of Federal benefit	9.8	—	—
Other	(0.4)	0.9	0.8
Decrease (increase) in valuation allowance	0.2	—	3.4
Total benefit (provision) for income taxes	(23.0)	(26.4)	(33.4)

Our effective tax rate for the year ended December 31, 2014 was favorably impacted by tax planning strategies related to the tax structure of certain foreign legal entities, net of Federal benefit, totaling $118 million.  Our effective tax rate for the year ended December 31, 2013 was favorably impacted by the $102 million reversal of an uncertain tax position that was resolved during the third quarter 2013.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities.  Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$55,280	$20,947
Accrued expenses	46,456	53,700
Stock-based compensation	19,994	23,174
Deferred revenue	32,373	54,330
Total deferred tax assets	154,103	152,151
Valuation allowance	(8,652)	(9,515)
Deferred tax asset after valuation allowance	145,451	142,636

Deferred tax liabilities:
Depreciation and amortization	(1,830,559)	(1,864,691)
Unrealized gains on investments	(139,032)	(58,435)
Other liabilities	(32,904)	(35,336)
Total deferred tax liabilities	(2,002,495)	(1,958,462)
Net deferred tax asset (liability)	$(1,857,044)	$(1,815,826)

Current portion of net deferred tax asset (liability)	$25,667	$129,864
Noncurrent portion of net deferred tax asset (liability)	(1,882,711)	(1,945,690)
Total net deferred tax asset (liability)	$(1,857,044)	$(1,815,826)

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations.  We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 2002 due to the carryover of previously incurred NOLs.  We are currently under a federal income tax examination for fiscal years 2008 through 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2014	2013	2012
	(In thousands)
Balance as of beginning of period	$151,353	$328,951	$235,067
Additions based on tax positions related to the current year	69,643	12,736	110,435
Additions based on tax positions related to prior years	55,761	66,307	—
Reductions based on tax positions related to prior years	(18,646)	(104,796)	(5,477)
Reductions based on tax positions related to settlements with taxing authorities	(42,023)	(139,022)	(1,739)
Reductions based on tax positions related to the lapse of the statute of limitations	(8,413)	(12,823)	(9,335)
Balance as of end of period	$207,675	$151,353	$328,951

We have $173 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  We do not expect any portion of this amount to be paid or settled within the next twelve months.  In 2013, we reversed $102 million of an uncertain tax position that was resolved during the third quarter 2013, reflected in the table above.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2014, we recorded a credit of $3 million in interest and penalty expense to earnings.  During the years ended December 31, 2013 and 2012, we recorded $4 million and less than $1 million in interest and penalty expense to earnings, respectively.  Accrued interest and penalties were $10 million and $13 million at December 31, 2014 and 2013, respectively.  The above table excludes these amounts.

13.            Stockholders’ Equity (Deficit)

Capital Stock and Additional Paid-In Capital

Our certificate of incorporation authorizes the following capital stock: (i) 1,600,000,000 shares of Class A common stock, par value $0.01 per share; (ii) 800,000,000 shares of Class B common stock, par value $0.01 per share; (iii) 800,000,000 shares of Class C common stock, par value $0.01 per share; and (iv) 20,000,000 shares of preferred stock, par value $0.01 per share.  As of December 31, 2014 and 2013, there were no outstanding shares of Class C common stock or preferred stock.

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

Common Stock Repurchase Program

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our Class A common stock.  On October 30, 2014, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of outstanding shares of our Class A common stock through and including December 31, 2015.  As of December 31, 2014, we may repurchase up to $1.0 billion under this plan.  During the years ended December 31, 2014, 2013 and 2012, there were no repurchases of our Class A common stock.

Cash Dividend

On December 28, 2012, we paid a cash dividend of $1.00 per share, or approximately $453 million, on our outstanding Class A and Class B common stock to stockholders of record at the close of business on December 14, 2012.

14.            Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH Network employee stock purchase plan (the “ESPP”), in which we are authorized to issue up to 2.8 million shares of Class A common stock.  At December 31, 2014, we had 1.0 million shares of Class A common stock which remain available for issuance under the ESPP.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

which such shares of Class A common stock are deemed sold to an employee under the ESPP.  During the years ended December 31, 2014, 2013 and 2012, employee purchases of Class A common stock through the ESPP totaled approximately 0.1 million, 0.1 million and 0.1 million shares, respectively.

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

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2014	2013	2012
	(In thousands)
Matching contributions, net of forfeitures from continuing operations	$6,222	$5,994	$2,750
Matching contributions, net of forfeitures from discontinued operations	—	176	573
Total matching contributions	$6,222	$6,170	$3,323
Discretionary stock contributions, net of forfeitures	$25,972	$26,096	$23,772

15.            Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2014, we had outstanding under these plans stock options to acquire 11.7 million shares of our Class A common stock and 1.8 million restricted stock units.  Stock options granted on or prior to December 31, 2014 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-specific subscriber, operational and/or financial goals.  As of December 31, 2014, we had 69.1 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  In connection with the Spin-off, each DISH Network stock award was converted into an adjusted DISH Network stock award and a new EchoStar stock award consistent with the Spin-off exchange ratio.  We are responsible for fulfilling all stock awards related to DISH Network common stock and EchoStar is responsible for fulfilling all stock awards related to EchoStar common stock, regardless of whether such stock awards are held by our or EchoStar’s employees.  Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by DISH Network or EchoStar.  Accordingly, stock-based compensation that we expense with respect to EchoStar stock awards is included in “Additional paid-in capital” on our Consolidated Balance Sheets.  As of March 31, 2013, we have recognized all of our stock-based compensation expense resulting from EchoStar stock awards outstanding at the Spin-off date held by our employees.

The following stock awards were outstanding:

	As of December 31, 2014
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH Network employees	10,564,344	1,731,332	469,188	42,056
Held by EchoStar employees	1,161,479	66,999	N/A	N/A
Total	11,725,823	1,798,331	469,188	42,056

Exercise prices for stock options outstanding and exercisable as of December 31, 2014 were as follows:

			Options Outstanding			Options Exercisable
			Number Outstanding as of December 31, 2014	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2014	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$—	-	$10.00	1,020,243	2.89	$6.29	1,020,243	2.89	$6.29
$10.01	-	$20.00	5,204,509	2.32	$17.92	530,109	1.51	$17.60
$20.01	-	$30.00	2,724,266	5.38	$25.64	1,427,366	4.94	$25.61
$30.01	-	$40.00	2,085,855	7.58	$35.80	262,555	6.59	$34.70
$40.01	-	$50.00	25,200	6.43	$44.43	10,000	3.50	$42.52
$50.01	-	$60.00	100,000	7.75	$57.92	25,000	5.60	$57.92
$60.01	-	$70.00	565,750	8.86	$64.17	23,750	6.80	$63.79
$—	-	$70.00	11,725,823	4.39	$24.51	3,299,023	3.90	$19.64

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2014		2013		2012
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	14,058,574	$21.71	16,399,870	$19.04	21,336,159	$20.53
Granted	667,750	$63.23	2,225,500	$36.75	591,500	$32.25
Exercised	(2,724,301)	$18.77	(4,419,396)	$16.30	(4,940,393)	$18.46
Forfeited and cancelled	(276,200)	$32.26	(147,400)	$29.26	(587,396)	$20.44
Total options outstanding, end of period	11,725,823	$24.51	14,058,574	$21.71	16,399,870	$19.04
Performance based options outstanding, end of period (2)	7,246,500	$24.14	7,790,500	$24.02	7,929,250	$18.85
Exercisable at end of period	3,299,023	$19.64	4,799,173	$17.14	6,011,719	$18.31

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

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Tax benefit from stock awards exercised	$52,366	$38,947	$23,378

Based on the closing market price of our Class A common stock on December 31, 2014, the aggregate intrinsic value of our stock options was as follows:

	As of December 31, 2014
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$567,280	$175,669

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our restricted stock unit activity was as follows:

	For the Years Ended December 31,
	2014		2013		2012
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,943,497	$29.09	1,185,080	$22.99	1,284,708	$23.25
Granted	316,500	$63.57	990,000	$36.53	—	$—
Vested	(278,000)	$45.04	(135,250)	$29.19	(24,795)	$22.94
Forfeited and cancelled	(183,666)	$32.77	(96,333)	$30.46	(74,833)	$27.33
Total restricted stock units outstanding, end of period	1,798,331	$32.31	1,943,497	$29.09	1,185,080	$22.99
Restricted Performance Units outstanding, end of period (1)	1,798,331	$32.31	1,943,497	$29.09	1,185,080	$22.99

(1)         These Restricted Performance Units are included in the caption “Total restricted stock units outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP, 2013 LTIP and Other Employee Performance Awards below.

Long-Term Performance-Based Plans

2005 LTIP.  During 2005, we adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”).  The 2005 LTIP provided stock options and restricted stock units, either alone or in combination, which vested over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.  Exercise of the stock awards was subject to the foregoing vesting schedule and a performance condition that a company-specific subscriber goal be achieved by March 31, 2015.  It was determined that the goal can no longer be achieved under the terms of the 2005 LTIP.

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

During the third quarter 2013, we determined that 20% of the 2013 LTIP performance goals were probable of achievement.  During the second quarter 2014, we determined that an additional 10% of the 2013 LTIP performance goals were probable of achievement.  As a result, we recorded non cash, stock based compensation expense for the year ended December 31, 2014, as indicated in the table below titled “Non Cash, Stock Based Compensation Expense Recognized.”  As of December 31, 2014, approximately 20% of the 2013 LTIP awards had vested.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Although no awards vest until the performance goals are attained, we determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain other company-specific subscriber, operational and/or financial goals was not probable as of December 31, 2014, that assessment could change in the future.

The non-cash, stock-based compensation expense associated with these awards was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2014	2013	2012
	(In thousands)
2008 LTIP	$—	$2,889	$9,246
2013 LTIP	12,361	8,137	—
Other employee performance awards	14,095	4,045	7,471
Non-cash, stock-based compensation expense recognized for performance based awards from continuing operations	26,456	15,071	16,717
Non-cash, stock-based compensation expense recognized for performance based awards from discontinued operations	—	182	566
Total non-cash, stock-based compensation expense recognized for performance based awards	$26,456	$15,253	$17,283

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2013 LTIP	Other Employee Performance Awards
	(In thousands)
Expense estimated to be recognized during 2015	$1,749	$1,694
Estimated contingent expense subsequent to 2015	52,928	36,087
Total estimated remaining expense over the term of the plan	$54,677	$37,781

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Of the 11.7 million stock options and 1.8 million restricted stock units outstanding under our stock incentive plans as of December 31, 2014, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of December 31, 2014
	Number of Awards	Weighted- Average Grant Price
Performance Based Stock Options
2005 LTIP (1)	3,164,500	$20.31
2013 LTIP	1,592,000	$40.02
Other employee performance awards	2,490,000	$18.85
Total	7,246,500	$24.14

Restricted Performance Units
2005 LTIP (1)	277,331
2013 LTIP	796,000
Other employee performance awards	725,000
Total	1,798,331

(1)         It was determined that the goal can no longer be achieved under the terms of the 2005 LTIP.

Stock-Based Compensation

During the years ended December 31, 2013 and 2012, we incurred an initial charge related to vested options of $5 million and $14 million, respectively, of additional non-cash, stock-based compensation expense in connection with the 2012 Stock Option Adjustment and the 2011 Stock Option Adjustment discussed previously.  These amounts are included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2014, 2013 and 2012 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Subscriber-related	$1,859	$1,947	$1,607
General and administrative	32,294	27,783	37,720
Non-cash, stock-based compensation from continuing operations	34,153	29,730	39,327
Non-cash, stock-based compensation from discontinued operations	—	925	1,643
Total non-cash, stock-based compensation	$34,153	$30,655	$40,970

As of December 31, 2014, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $15 million.  This cost was based on an estimated future forfeiture rate of approximately 3.2% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Valuation

The fair value of each stock option granted for the years ended December 31, 2014, 2013 and 2012 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

For the Years Ended December 31,
Stock Options	2014	2013	2012
Risk-free interest rate	1.80% - 2.84%	0.91% - 2.66%	0.41% - 1.29%
Volatility factor	28.53% - 38.62%	32.37% - 39.87%	33.15% - 39.50%
Expected term of options in years	5.5 - 9.0	5.6 - 10.0	3.1 - 5.9
Weighted-average fair value of options granted	$19.08 - $29.20	$14.49 - $21.09	$6.72 - $13.79

On December 28, 2012, we paid a $1.00 cash dividend per share on our outstanding Class A and Class B common stock.  While we currently do not intend to declare additional dividends on our common stock, we may elect to do so from time to time.  Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model was set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions.  Changes in these subjective input assumptions can materially affect the fair value estimate.

We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.

16.            Commitments and Contingencies

Commitments

As of December 31, 2014, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Long-term debt obligations	$14,284,085	$653,089	$1,503,152	$903,169	$1,203,235	$1,403,305	$8,618,135
Capital lease obligations	194,914	28,378	30,893	32,993	36,175	19,503	46,972
Interest expense on long-term debt and capital lease obligations	5,057,786	851,661	772,290	716,327	646,445	618,716	1,452,347
Satellite-related obligations	2,413,176	502,197	362,527	336,576	327,246	301,106	583,524
Operating lease obligations	164,843	44,091	38,996	20,613	11,667	6,702	42,774
Purchase obligations	2,442,056	1,700,720	323,214	158,007	126,609	111,614	21,892
Total	$24,556,860	$3,780,136	$3,031,072	$2,167,685	$2,351,377	$2,460,946	$10,765,644

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $208 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 12 and are included on our Consolidated Balance Sheets as of December 31, 2014.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

The table above does not include our total equity and debt investments of $8.879 billion in Northstar Entities and the SNR Entities during the first quarter 2015, discussed below.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Wireless Spectrum

DISH Spectrum

We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.

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

Our consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with these licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of our authorizations to, among other things, allow us to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our licenses to expand our terrestrial operating authority with AWS-4 authority.  That order imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that we presently believe could render 5 MHz of our uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit our ability to fully utilize the remaining 15 MHz of our uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with our wireless business, and may have a material adverse effect on our ability to commercialize our AWS-4 licenses.  That order also mandated certain interim and final build-out requirements for the licenses.  By March 2017, we must provide terrestrial signal coverage and offer terrestrial service to at least 40%

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, we were required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).

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

Commercialization of Our Wireless Spectrum Licenses and Related Assets.  We have made substantial investments to acquire certain wireless spectrum licenses and related assets.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  We may need to raise significant additional capital in the future to fund these efforts, which may not be available on acceptable terms or at all.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that we will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

AWS-3 Auction

The AWS-3 Auction commenced on November 13, 2014 and concluded on January 29, 2015.  The FCC’s prohibition on certain communications related to the AWS-3 Auction expired on February 13, 2015.  Also, on February 13, 2015, Northstar Wireless and SNR Wireless each filed applications with the FCC to acquire certain AWS-3 Licenses for which it was named as winning bidder and had made the required down payments.  Each of Northstar Wireless and SNR Wireless has applied as a Designated Entity that is entitled to receive a bidding credit of 25% in the AWS-3 Auction, as defined by FCC regulations.

Northstar Wireless was the winning bidder for certain AWS-3 Licenses (the “Northstar Licenses”) with gross winning bids totaling approximately $7.845 billion, which after taking into account a 25% bidding credit, equals net winning bids totaling approximately $5.884 billion.  Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum.  Through our wholly-owned subsidiary, American AWS-3 Wireless II L.L.C. (“American II”), we own an 85% non-controlling interest in Northstar Spectrum.  Northstar Manager, LLC (“Northstar Manager” and collectively with Northstar Spectrum and Northstar Wireless, the “Northstar Entities”) owns a 15% controlling interest in, and is the sole manager of, Northstar Spectrum.  Northstar Spectrum is governed by a limited liability company agreement by and between American II and Northstar Manager (the “Northstar Spectrum LLC Agreement”).  Pursuant to the Northstar Spectrum LLC Agreement, American II and Northstar Manager agreed to make pro-rata equity contributions in Northstar Spectrum equal to approximately 15% of the net purchase price of the Northstar Licenses.  American II also entered into a Credit Agreement by and among American II, as Lender, Northstar Wireless, as Borrower, and Northstar Spectrum, as Guarantor (the “Northstar Credit Agreement”).  Pursuant to the Northstar Credit Agreement, American II agreed to make loans to Northstar Wireless for approximately 85% of the net purchase price of the Northstar Licenses.  American II made equity contributions to Northstar Spectrum of approximately $633 million and a loan to Northstar Wireless of approximately $432 million for Northstar Wireless to make the upfront payment for the AWS-3 Auction and the down payment required for the Northstar Licenses.  American II is also required to make an equity contribution to Northstar Spectrum of approximately $117 million and a loan to Northstar Wireless of approximately $4.569 billion for Northstar Wireless to make the final payment required for the Northstar Licenses, which is due to the FCC by March 2, 2015.  Consequently, as of March 2, 2015, the total equity contributions from American II to Northstar Spectrum will be approximately $750 million and the total loans from American II to Northstar Wireless will be approximately $5.001 billion.

SNR Wireless was the winning bidder for certain AWS-3 Licenses (the “SNR Licenses”) with gross winning bids totaling approximately $5.482 billion, which after taking into account a 25% bidding credit, equals net winning bids totaling approximately $4.112 billion.  In addition to the net winning bids, SNR Wireless is obligated to make a bid withdrawal payment of approximately $8 million to the FCC.  SNR Wireless is a wholly-owned subsidiary of SNR Holdco.  Through our wholly-owned subsidiary, American AWS-3 Wireless III L.L.C. (“American III”), we own an 85% non-controlling interest in SNR Holdco.  SNR Wireless Management, LLC (“SNR Management” and collectively with SNR Holdco and SNR Wireless, the “SNR Entities”) owns a 15% controlling interest in, and is the sole manager of, SNR Holdco.  SNR Holdco is governed by a limited liability company agreement by and between American III and SNR Management (the “SNR Holdco LLC Agreement”).  Pursuant to the SNR Holdco LLC Agreement, American III and SNR Management agreed to make pro-rata equity contributions in SNR Holdco equal to approximately 15% of the net purchase price of the SNR Licenses.  American III also entered into a Credit Agreement by and among American III, as Lender, SNR Wireless, as Borrower, and SNR Holdco, as Guarantor (the “SNR Credit Agreement”).  Pursuant to the SNR Credit Agreement, American III agreed to make loans to SNR Wireless for the amount of the bid withdrawal payment and approximately 85% of the net purchase price of the SNR Licenses.  American III made equity contributions to SNR Holdco of approximately $408 million and a loan to SNR Wireless of approximately $350 million for SNR Wireless to make the upfront payment for the AWS-3 Auction and the down payment required for the SNR Licenses.  American III is also required to make an equity contribution to SNR Holdco of approximately $116 million and a loan to SNR Wireless of approximately $3.153 billion for SNR Wireless to make the final payment required for the SNR Licenses, which is due to the FCC by March 2, 2015.  Consequently, as of March 2, 2015, the total equity contributions from American III to SNR Holdco will be

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

approximately $524 million and the total loans from American III to SNR Wireless will be approximately $3.503 billion.

After Northstar Wireless and SNR Wireless have made the final payments to the FCC for the Northstar Licenses and the SNR Licenses, respectively, our total non-controlling equity and debt investments in the Northstar Entities and the SNR Entities will be approximately $9.778 billion.  We have funded and will fund these investments from existing cash and marketable investment securities.  Such funding has included and will include $899 million in total equity and debt investments in the Northstar Entities and SNR Entities during the fourth quarter 2014, cash and marketable investment securities as of December 31, 2014, cash generated from operations during 2015, and a $400 million refund from the FCC to one of our wholly-owned subsidiaries related to the AWS-3 Auction.  Issuance of any AWS-3 Licenses to Northstar Wireless and SNR Wireless depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  Objections to the applications filed by Northstar Wireless and SNR Wireless must be submitted to the FCC within ten calendar days following the release by the FCC of the public notice listing the applications acceptable for filing.  We cannot predict the timing or the outcome of the FCC’s review of the applications filed by Northstar Wireless and SNR Wireless.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, we may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

Guarantees

During the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of December 31, 2014, the remaining obligation of our guarantee was $312 million.

As of December 31, 2014, we have not recorded a liability on the balance sheet for this guarantee.

Purchase Obligations

Our 2015 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, broadband equipment, digital broadcast operations, engineering services, and products and services related to the operation of our DISH branded pay-TV service.  Our purchase obligations also include certain fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Rent Expense

Total rent expense for operating leases related to our continuing operations was $469 million, $307 million and $254 million in 2014, 2013 and 2012, respectively.  Rent expense in 2014 increased as a result of the Satellite and Tracking Stock Transaction.  See Note 6 and Note 20 for further discussion

Patents and Intellectual Property

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

Contingencies

Separation Agreement

In connection with the Spin-off, we entered into a separation agreement with EchoStar that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and we will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as our acts or omissions following the Spin-off.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed complaints against us and our wholly-owned subsidiaries DISH Network L.L.C. and dishNET Satellite Broadband L.L.C., as well as Hughes Communications, Inc. and Hughes Network Systems, LLC, which are wholly-owned subsidiaries of EchoStar, in the United States District Court for the Central District of California.  The complaint alleges infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781 and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech alleges that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that our Hopper set-top box, as well as the Hughes defendants’ satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.  On February 17, 2015, Caltech filed a new complaint in the United States District Court for the Central District of California, asserting the same patents against the same defendants.  Caltech alleges that certain broadband equipment, including without limitation the HT1000 and HT1100 modems, gateway hardware, software and/or firmware that the Hughes defendants provide to, among others, us for our use in connection with the dishNET branded broadband service, infringes these patents.  Trial is scheduled to commence on April 20, 2015.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799, entitled “Multimedia Content Navigation and Playback”; 7,526,784, entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318, entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970, entitled “Multimedia Content Navigation and Playback”; and 8,117,282, entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums”.  ClearPlay alleges that the AutoHop™ feature of our Hopper set-top box infringes the asserted patents.  On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiaries DISH DBS and DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 26, 2015, we and EchoStar filed a petition before the United States Patent and Trademark Office challenging the validity of the 233 patent.

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

Custom Media Technologies LLC

On August 15, 2013, Custom Media Technologies LLC (“Custom Media”) filed complaints against us; AT&T Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,269,275 (the “275 patent”).  The 275 patent, which is entitled “Method and System for Customizing and Distributing Presentations for User Sites,” relates to the provision of customized presentations to viewers over a network, such as “a cable television network, an Internet or other computer network, a broadcast television network, and/or a satellite system.”  Custom Media alleges that our DVR devices and DVR functionality infringe the 275 patent.  Custom Media is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Pursuant to a stipulation between the parties, on November 6, 2013, the Court entered an order substituting DISH Network L.L.C., our wholly-owned subsidiary, as the defendant in our place.  Trial is scheduled to commence on September 19, 2016.

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

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and Telephone Sales Rules, as well as analogous state statutes and state consumer protection laws. The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations. On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs are seeking civil penalties and damages of approximately $270 million and that the federal plaintiff is seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs). The plaintiffs are also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances. We also filed a motion for summary judgment, seeking dismissal of all claims, and the Court heard oral arguments on the parties’ summary judgment motions on October 17, 2014.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. is entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs are entitled to partial summary judgment with respect to ten claims in the action, which includes, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages are questions for trial.  Trial is scheduled to commence on July 21, 2015.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 23, 2014, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of the 444 patent.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc.; CBS Corporation; Fox Entertainment Group, Inc.; Fox Television Holdings, Inc.; Fox Cable Network Services, L.L.C. and NBCUniversal, LLC.  In the lawsuit, we sought a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop features of our Hopper set-top box.  A consumer can use the PrimeTime Anytime feature, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  A consumer can use the AutoHop feature, at his or her option, to watch certain recordings that the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back at a certain point after the show’s original airing.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

California Actions.  The NBC plaintiffs and Fox plaintiffs filed amended complaints in their respective California actions adding copyright claims against EchoStar and EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar.  In addition, the Fox plaintiffs’ amended complaint added claims challenging the Hopper Transfers™ feature of our second-generation Hopper set-top box.

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari, but they did not file one.  As a result, the stay of the NBC plaintiffs’ action expired.  On August 6, 2014, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs, pending a final judgment on all claims in the Fox plaintiffs’ action.  No trial date is currently set on the NBC claims.

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

On January 12, 2015, the Court ruled on the Fox plaintiffs’ and our respective motions for summary judgment, holding that: (a) the Slingbox placeshifting functionality and the PrimeTime Anytime, AutoHop and Hopper Transfers features do not violate the copyright laws; (b) certain quality assurance copies (which were discontinued in November 2012) do violate the copyright laws; and (c) the Slingbox placeshifting functionality, the Hopper Transfers feature and such quality assurance copies breach our Fox retransmission consent agreement.  The only issue remaining for trial is the amount of damages (if any) on the claims upon which the Fox plaintiffs prevailed on summary judgment, but the Court ruled that the Fox plaintiffs could not pursue disgorgement as a remedy.  At the parties’ joint request, the Court has stayed the case until October 1, 2015, and no trial date has been set.

New York Actions.  Both the ABC and CBS parties filed counterclaims in the New York action adding copyright claims against EchoStar Technologies L.L.C., and the CBS parties filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating the renewal of our CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal was heard on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  Pursuant to a settlement between us and the ABC parties, during March 2014, the ABC parties withdrew their appeal to the United States Court of Appeals for the Second Circuit; we and the ABC parties dismissed without prejudice all of our respective claims pending in the United States District Court for the Southern District of New York; and the ABC parties granted a covenant not to sue.  Pursuant to a settlement between us and the CBS parties, on December 10, 2014, we and the CBS parties dismissed with prejudice all of our respective claims pending in the New York Court.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

We intend to vigorously defend any claims against us in this case and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On July 25, 2014, Jacksonville PFPF filed a second amended complaint, which added claims against George R. Brokaw and Charles M. Lillis, as Director Defendants, and Thomas A. Cullen, R. Stanton Dodge and K. Jason Kiser, as officers of the Company.  Jacksonville PFPF asserted five claims in its second amended complaint, each of which alleged breaches of the duty of loyalty.  Three of the claims were asserted solely against Mr. Ergen; one claim was made against all of the remaining Director Defendants, other than Mr. Ergen and Mr. Clayton; and the final claim was made against Messrs. Cullen, Dodge and Kiser.

Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its determination that it is in the best interests of the Company not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  The Court will hold a hearing on the Special Litigation Committee’s and the defendants’ motions on May 14, 2015.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us; EchoStar and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277 and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving us and EchoStar as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which we and EchoStar are sublicensees.  On August 12, 2014, in response to the parties’ respective summary judgment motions related to the Gemstar license issues, the Court ruled in favor of PMC and dismissed all claims by or against Gemstar and entered partial final judgment in PMC’s favor as to those claims.  On September 16, 2014, we and EchoStar filed a notice of appeal of that partial final judgment, which is pending.  Trial is scheduled to commence on May 18, 2015.  PMC has informed us that it will not pursue at trial its claim for infringement of United States Patent No. 5,109,414.  PMC’s damages expert had contended that we and EchoStar are liable for damages ranging from approximately $500 million to $650 million as of March 31, 2012, and has subsequently modified such damages as ranging from approximately $150 million to $450 million, as of September 30, 2014, which does not include pre-judgment interest and may be trebled under Federal law.

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

Phoenix Licensing, L.L.C./LPL Licensing, L.L.C.

On October 17, 2014, Phoenix Licensing, L.L.C. and LPL Licensing, L.L.C. (together referred to as “Phoenix”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,987,434 entitled “Apparatus and Method for Transacting Marketing and Sales of Financial Products”; 7,890,366 entitled “Personalized Communication Documents, System and Method for Preparing Same”; 8,352,317 entitled “System for Facilitating Production of Variable Offer Communications”; 8,234,184 entitled “Automated Reply Generation Direct Marketing System”; and 6,999,938 entitled “Automated Reply Generation Direct Marketing System”.  Phoenix alleges that we infringe the asserted patents by making and using products and services that generate customized marketing materials.  Phoenix is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  Trial is set scheduled to commence on March 14, 2016.

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

Qurio Holdings, Inc.

On September 26, 2014, Qurio Holdings, Inc. (“Qurio”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,102,863 entitled “Highspeed WAN To Wireless LAN Gateway” and United States Patent No. 7,787,904 entitled “Personal Area Network Having Media Player And Mobile Device Controlling The Same”.  On the same day, Qurio filed similar complaints against Comcast and DirecTV.  On November 13, 2014, Qurio filed a first amended complaint, which added a claim alleging infringement of United States Patent No. 8,879,567 entitled “High-Speed WAN To Wireless LAN Gateway”.  Qurio is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On February 9, 2015, the Court granted DISH Network L.L.C.’s motion to transfer the case to the United States District Court for the Northern District of California.

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

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of California.  The suit originally alleged infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case was transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.  Ultimately, only four patents remained in the case against us, of which all were expired and two were subject to granted reexamination proceedings before the United States Patent and Trademark Office.  On November 19, 2014, the action was dismissed with prejudice, pursuant to a settlement agreement between the parties.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.” TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial is scheduled to commence on January 12, 2016.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Tse

On May 30, 2012, Ho Keung Tse filed a complaint against our wholly-owned subsidiary Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 6,665,797 (the “797 patent”), which is entitled “Protection of Software Again [sic] Against Unauthorized Use.”  Mr. Tse is the named inventor on the 797 patent.  On the same day that he sued Blockbuster, Mr. Tse filed a separate action in the same court alleging infringement of the same patent against Google Inc.; Samsung Telecommunications America, LLC and HTC America Inc.  He also has earlier-filed litigation on the same patent pending in the United States District Court for the Northern District of California against Sony Connect, Inc.; Napster, Inc.; Apple Computer, Inc.; Realnetworks, Inc. and MusicMatch, Inc.  On March 8, 2013, the Court granted Blockbuster’s motion to transfer the matter to the United States District Court for the Northern District of California, the same venue where the matter against Google Inc.; Samsung Telecommunications America, LLC and HTC America Inc. also was transferred.  On December 11, 2013, the Court granted our motion for summary judgment based on invalidity of the 797 patent.  Mr. Tse filed a notice of appeal on January 8, 2014, and the United States Court of Appeals for the Federal Circuit ordered that the appeal be submitted to a three judge panel of the Federal Circuit on July 10, 2014 without oral argument.  On July 16, 2014, the Federal Circuit affirmed the District Court’s entry of summary judgment in our favor.  On August 11, 2014, Mr. Tse filed a petition for rehearing or rehearing en banc, which the Federal Circuit denied on September 15, 2014.  On December 11, 2014, Mr. Tse filed a petition for a writ of certiorari before the United States Supreme Court.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Other

In addition to the above actions, we are subject to various other legal proceedings and claims that arise in the ordinary course of business, including, among other things, disputes with programmers regarding fees.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial condition, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

All other and eliminations primarily includes intersegment eliminations recorded in consolidation.

	As of December 31,
	2014	2013
	(In thousands)
Total assets:
DISH	$21,424,385	$19,694,655
Wireless (1)	7,577,894	4,625,505
Eliminations	(6,894,817)	(4,041,934)
Total assets from continuing operations	22,107,462	20,278,226
Assets from discontinued operations	—	78,204
Total assets	$22,107,462	$20,356,430

			All
			Other &	Consolidated
	DISH	Wireless (2)	Eliminations	Total
	(In thousands)
Year Ended December 31, 2014
Total revenue	$14,643,049	$410	$(72)	$14,643,387
Depreciation and amortization	1,006,082	71,854	—	1,077,936
Operating income (loss)	1,922,363	(97,912)	—	1,824,451
Interest income	376,422	15,384	(329,965)	61,841
Interest expense, net of amounts capitalized	(821,766)	(119,408)	329,965	(611,209)
Other, net	(9,414)	(59,927)	—	(69,341)
Income tax (provision) benefit, net	(436,753)	159,913	—	(276,840)
Income (loss) from continuing operations	1,030,851	(101,949)	—	928,902

Year Ended December 31, 2013
Total revenue	$13,903,091	$1,774	$—	$13,904,865
Depreciation and amortization	952,793	101,233	—	1,054,026
Operating income (loss)	1,938,998	(590,819)	—	1,348,179
Interest income	197,095	99,953	(148,183)	148,865
Interest expense, net of amounts capitalized	(742,207)	(150,961)	148,183	(744,985)
Other, net	42,719	342,137	—	384,856
Income tax (provision) benefit, net	(511,491)	211,665	—	(299,826)
Income (loss) from continuing operations	925,114	(88,026)	—	837,089

Year Ended December 31, 2012
Total revenue	$13,179,907	$1,427	$—	$13,181,334
Depreciation and amortization	922,534	41,950	—	964,484
Operating income (loss)	1,322,474	(64,116)	—	1,258,358
Interest income	148,526	64,576	(114,011)	99,091
Interest expense, net of amounts capitalized	(534,585)	(115,662)	114,011	(536,236)
Other, net	172,874	823	—	173,697
Income tax (provision) benefit, net	(380,758)	48,767	—	(331,991)
Income (loss) from continuing operations	728,531	(65,612)	—	662,919

(1)         This increase in assets is primarily related to the acquisition of our H Block wireless spectrum licenses and the FCC auction deposits.  See Note 16 for further discussion.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(2)         The year ended December 31, 2012 reflects Wireless results from the acquisitions of DBSD North America and TerreStar on March 9, 2012 through December 31, 2012.

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the products are delivered and services are provided.  All revenue from continuing operations was derived from the United States.

18.            Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2014, 2013 and 2012 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2014	$15,981	$156,318	$(148,696)	$23,603
December 31, 2013	$13,834	$129,372	$(127,225)	$15,981
December 31, 2012	$11,916	$117,117	$(115,199)	$13,834

19.            Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Year ended December 31, 2014:
Total revenue	$3,594,198	$3,688,119	$3,679,351	$3,681,719
Operating income (loss)	446,298	454,744	388,509	534,900
Income (loss) from continuing operations	170,817	207,129	143,035	407,921
Net income (loss)	170,817	207,129	143,035	407,921
Net income (loss) attributable to DISH Network	175,931	213,313	145,519	409,930

Basic net income (loss) per share attributable to DISH Network	$0.38	$0.46	$0.32	$0.89

Diluted net income (loss) per share attributable to DISH Network	$0.38	$0.46	$0.31	$0.88

Year ended December 31, 2013:
Total revenue	$3,375,530	$3,485,774	$3,505,021	$3,538,540
Operating income (loss)	451,617	25,211	420,394	450,957
Income (loss) from continuing operations	212,234	(8,720)	343,324	290,251
Income (loss) from discontinued operations, net of tax	(1,558)	(6,354)	(32,334)	(7,097)
Net income (loss)	210,676	(15,074)	310,990	283,154
Net income (loss) attributable to DISH Network	215,598	(11,052)	314,908	288,038

Basic net income (loss) per share from continuing operations attributable to DISH Network	$0.48	$(0.01)	$0.76	$0.64
Basic net income (loss) per share from discontinued operations	—	(0.01)	(0.07)	(0.01)
Basic net income (loss) per share attributable to DISH Network	$0.48	$(0.02)	$0.69	$0.63

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$0.48	$(0.01)	$0.75	$0.64
Diluted net income (loss) per share from discontinued operations	(0.01)	(0.01)	(0.07)	(0.01)
Diluted net income (loss) per share attributable to DISH Network	$0.47	$(0.02)	$0.68	$0.63

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

20.            Related Party Transactions

Related Party Transactions with EchoStar

Following the Spin-off, we and EchoStar have operated as separate publicly-traded companies, and, except for the Satellite and Tracking Stock Transaction described in Note 6 and below and Sling TV described below, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

EchoStar is our primary supplier of set-top boxes and digital broadcast operations and a supplier of the vast majority of our transponder capacity.  Generally, the amounts we pay EchoStar for products and services are based on pricing equal to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided.

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

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement automatically renewed on January 1, 2015 for an additional one-year period until January 1, 2016 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

American Fork Occupancy License Agreement.  During 2013, we subleased certain space at 796 East Utah Valley Drive, American Fork, Utah to EchoStar for a period ending on July 31, 2017.  In connection with the Exchange Agreement, this sublease terminated during the fourth quarter 2014.

“Satellite and transmission expenses”

During the years ended December 31, 2014, 2013 and 2012, we incurred $653 million, $494 million and $425 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.  The fees for the broadcast services provided under this agreement depend, among other things, upon the cost to develop and provide such services.

Satellite Capacity Leased from EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  See “DBS Satellites” in Note 8 for further information.  The term of each lease is set forth below:

•                  EchoStar I, VII, X, XI and XIV.  On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar I, VII, X, XI and XIV satellites.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

103 Degree Orbital Location/SES-3.  During May 2012, EchoStar entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree orbital location (the “103 Spectrum Rights”).  During June 2013, we and EchoStar entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which we may use and develop the 103 Spectrum Rights.  During the third quarter 2013, we made a $23 million payment to EchoStar in exchange for its rights under the 103 Spectrum Development Agreement.  In accordance with accounting principles that apply to transfers of assets between companies under common control, we recorded EchoStar’s net book value of this asset of $20 million in “Other noncurrent assets, net” on our Consolidated Balance Sheets and recorded the amount in excess of EchoStar’s net book value of $3 million as a capital distribution.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DBSD North America Agreement.  On March 9, 2012, we completed the DBSD Transaction.  During the second quarter 2011, EchoStar acquired Hughes.  Prior to our acquisition of DBSD North America and EchoStar’s acquisition of Hughes, DBSD North America and HNS entered into an agreement pursuant to which HNS provides, among other things, hosting, operations and maintenance services for DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement renewed for a one-year period ending on February 15, 2016, and renews for one additional one-year period unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.

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

“General and administrative expenses”

During the years ended December 31, 2014, 2013 and 2012, we incurred $108 million, $90 million and $67 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.  In addition, the expenses incurred pursuant to the Commercial Agreement discussed in “Sling TV,” under “Other Agreements — EchoStar” below, are also included in these amounts.

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

•                  Gilbert Lease Agreement.  Effective August 1, 2014, we began leasing certain space from EchoStar at 801 N. DISH Dr. in Gilbert, Arizona for a period ending on July 31, 2016.  We also have renewal options for three additional one-year terms.

•                  Cheyenne Lease Agreement.  The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  We have the option to renew this agreement for successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  In October 2014, we exercised our right to renew this agreement for a one-year period ending on December 31, 2015.

Application Development Agreement.  During the fourth quarter 2012, we and EchoStar entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which EchoStar provides us with certain services relating to the development of web-based applications for set-top boxes for a period ending on February 1, 2016.  The Application Development Agreement renews automatically for successive one-year periods thereafter, unless terminated earlier by us or EchoStar at any time upon at least 90 days notice.  The fees for services provided under the Application Development Agreement are calculated at EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Sling Trademark License Agreement.  On December 31, 2014, Sling TV L.L.C. entered into an agreement with Sling Media, Inc., a subsidiary of EchoStar, pursuant to which we have the right for a fixed fee to use certain trademarks, domain names and other intellectual property related to the “Sling” trademark for a period ending on December 31, 2016.

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

For the years ended December 31, 2014, 2013 and 2012, we purchased set-top boxes and other equipment from EchoStar of $1.114 billion, $1.242 billion and $1.005 billion, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

been able to realize such tax benefit.  In addition, during the third quarter 2013, we and EchoStar agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and EchoStar for such combined returns, through the taxable period ending on December 31, 2017.

We and EchoStar file combined income tax returns in certain states.  In 2014, EchoStar earned and recognized a tax benefit for certain state income tax credits that EchoStar estimates it would be unable to utilize in the future if it had filed separately from us.  We expect to utilize these tax credits to reduce our state income tax payable in the future.  In accordance with accounting rules that apply to transfers of assets between entities under common control, we recorded a capital contribution of $5 million in “Additional paid-in capital” on our Consolidated Balance Sheets, representing the amount that we estimate is more likely than not to be realized by us as a result of our utilization of these tax credits earned .  Any payments made to EchoStar related to the utilization of these credits will be recorded as a reduction to “Additional paid-in capital” on our Consolidated Balance Sheets.

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and HNS entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provided certain portions of the equipment and broadband service used to implement our RUS program.  The RUS Agreement expired during June 2013, when the Grant Funds were exhausted.  During the years ended December 31, 2013 and 2012, we expensed $3 million and $7 million, respectively, under the RUS Agreement, which is included in “Cost of sales — equipment, services and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, dishNET Satellite Broadband L.L.C. (“dishNET Satellite Broadband”), our indirect wholly-owned subsidiary, and HNS entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which dishNET Satellite Broadband has the right, but not the obligation, to market, sell and distribute the HNS satellite Internet service (the “Service”).  dishNET Satellite

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Broadband pays HNS a monthly per subscriber wholesale service fee for the Service based upon the subscriber’s service level, and, beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET Satellite Broadband has the right, but not the obligation, to purchase certain broadband equipment from HNS to support the sale of the Service.  The Distribution Agreement initially had a term of five years with automatic renewal for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term.  As part of the Satellite and Tracking Stock Transaction, on February 20, 2014, dishNET Satellite Broadband and HNS amended the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement through March 1, 2024.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.  During the years ended December 31, 2014, 2013 and 2012, we paid $70 million, $32 million and $1 million, respectively, for these services from HNS, included in “Subscriber-related expenses” on the Consolidated Statements of Operations and Comprehensive Income (Loss).

For the years ended December 31, 2014, 2013 and 2012, we purchased broadband equipment from HNS of $24 million, $59 million and $24 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  In addition, we purchase certain broadband equipment from EchoStar under the 2012 Receiver Agreement, as previously discussed.  In addition, see above for further information regarding the Distribution Agreement.

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

Radio Access Network Agreement.  On November 29, 2012, we entered into an agreement with HNS pursuant to which HNS will construct for us a ground-based satellite radio access network (“RAN”) for a fixed fee.  The completion of the RAN under this agreement was expected to occur on or before November 29, 2014.  This agreement was terminated during the fourth quarter 2014.  At that time, we had incurred $18 million for these services.

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

During the fourth quarter 2013, we and EchoStar amended and restated the T2 Development Agreement (the “Amended and Restated T2 Development Agreement”), which superseded and replaced the T2 Development Agreement.  Under the Amended and Restated T2 Development Agreement, EchoStar reimbursed us for amounts we paid pursuant to the T2 ATP with SS/L.  During the years ended December 31, 2014 and 2013, we received payments from EchoStar of approximately $13 million and $35 million, respectively, under the Amended and Restated T2 Development Agreement to reimburse us for amounts paid to SS/L.  In exchange, we granted EchoStar the right and option to purchase our rights in the T2 satellite for the sum of $55 million, exercisable at any time between January 1, 2014 and (i) the expiration or earlier termination of the Amended and Restated T2 Development Agreement or (ii) December 19, 2014, whichever occurs sooner.  Unless sooner terminated in accordance with its terms, the term of the Amended and Restated T2 Development Agreement expires on the later of: (a) December 19,

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2014; or (b) the date on which the T2 ATP expires.  During the fourth quarter 2014, EchoStar purchased our rights to the T2 satellite for $55 million.  In accordance with accounting principles that apply to transfers of assets between companies under common control, we recorded the difference between our historical cost basis of the satellite and the fair value of the satellite transferred to EchoStar as a $9 million, net of deferred taxes, capital contribution in “Additional paid-in capital” on our Consolidated Balance Sheet.

Sling TV.  Effective July 1, 2012, we and EchoStar formed Sling TV, which was owned two-thirds by us and one-third by EchoStar and was consolidated into our financial statements beginning July 1, 2012.  Sling TV was formed to develop and commercialize certain advanced technologies.  At that time, we, EchoStar and Sling TV entered into the following agreements with respect to Sling TV:  (i) a contribution agreement pursuant to which we and EchoStar contributed certain assets in exchange for our respective ownership interests in Sling TV; (ii) a limited liability company operating agreement (the “Operating Agreement”), which provides for the governance of Sling TV; and (iii) a commercial agreement (the “Commercial Agreement”) pursuant to which, among other things, Sling TV has:  (a) certain rights and corresponding obligations with respect to its business; and (b) the right, but not the obligation, to receive certain services from us and EchoStar, respectively.  Since this was a formation of an entity under common control and a step-up in basis was not allowed, each party’s contributions were recorded at historical book value for accounting purposes.

Effective August 1, 2014, EchoStar and Sling TV entered into the Exchange Agreement pursuant to which, among other things, Sling TV distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV to a ten percent non-voting interest.  We now have a ninety percent equity interest and a 100% voting interest in Sling TV.  In addition, we, EchoStar and Sling TV amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement.  Finally, we, EchoStar and Sling TV amended and restated the Commercial Agreement, pursuant to which, among other things, Sling TV:  (1) continues to have certain rights and corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain services from us and EchoStar; and (3) has a license from EchoStar to use certain of the assets distributed to EchoStar as part of the Exchange Agreement.  On February 9, 2015, we launched a live, OTT service under the Sling TV brand.

Since the Exchange Agreement is among entities under common control, we recorded the difference between the historical cost basis of the assets transferred to EchoStar and our historical cost basis in EchoStar’s one-third noncontrolling interest in Sling TV as a $6 million, net of deferred taxes, capital distribution in “Additional paid-in capital” on our Consolidated Balance Sheet.  In addition, we recorded the initial fair value of EchoStar’s ten percent non-voting interest as a $14 million, net of deferred taxes, deemed distribution in “Additional paid-in capital” on our Consolidated Balance Sheet.  All services provided to Sling TV by EchoStar under the Commercial Agreement are recorded in “General and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  See “General and administrative expenses” within the related party section previously discussed.

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  During the years ended December 31, 2014, 2013 and 2012, we paid $3 million, $2 million and $2 million, respectively, for these services from EchoStar, included in “Subscriber-related expenses” on the Consolidated Statements of Operations and Comprehensive Income (Loss).

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive certain services related to placeshifting.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  During the years ended December 31, 2014, 2013 and 2012, we paid $4 million, $3 million and $2 million, respectively, for these services from EchoStar, included in “Subscriber-related expenses” on the Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellite and Tracking Stock Transaction with EchoStar.  To improve our position in the growing consumer satellite broadband market, among other reasons, on February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things: (i) on March 1, 2014, we transferred to EchoStar and HSSC the Transferred Satellites, including related in-orbit incentive obligations and cash interest payments of approximately $59 million and approximately $11 million in cash in exchange for the Tracking Stock; and (ii) beginning on March 1, 2014, we lease back all available satellite capacity on the Transferred Satellites.  The Satellite and Tracking Stock Transaction is further described below:

•                  Transaction Agreement.  On February 20, 2014, DOLLC, DNLLC and EchoStar XI Holding L.L.C., all indirect wholly-owned subsidiaries of us, entered into the Transaction Agreement with EchoStar, HSSC and Alpha Company LLC, a wholly-owned subsidiary of EchoStar, pursuant to which, on March 1, 2014, we, among other things, transferred to EchoStar and HSSC the Transferred Satellites in exchange for the Tracking Stock.  The Tracking Stock generally tracks the Hughes Retail Group.  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Consolidated Balance Sheet.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  As such, the Tracking Stock is accounted for under the cost method of accounting.  The Transaction Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

•                  Satellite Capacity Leased from EchoStar.  On February 20, 2014, we entered into satellite capacity agreements with certain subsidiaries of EchoStar pursuant to which, beginning March 1, 2014, we, among other things, lease all available satellite capacity on the Transferred Satellites.  See further discussion under “Satellite and transmission expenses — Satellite Capacity Leased from EchoStar.”

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Agreements

In November 2009, Mr. Roger Lynch became employed by both us and EchoStar as an Executive Vice President.  Mr. Lynch is responsible for the development and implementation of advanced technologies that are of potential utility and importance to both DISH Network and EchoStar.  Mr. Lynch’s compensation consisted of cash and equity compensation and was borne by both EchoStar and DISH Network.  As of January 1, 2015, Mr. Lynch is solely a DISH Network employee.

Related Party Transactions with NagraStar L.L.C.

NagraStar is a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.  These expenses are recorded in “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We record all payables in “Trade accounts payable — other” or “Other accrued expenses” on our Consolidated Balance Sheets.

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$84,636	$91,712	$72,549

	As of December 31,
	2014	2013
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$14,819	$20,954
Commitments to NagraStar	$12,368	$2,463