Form 10-K/A
period 2014-12-31
DISH Network CORP
filed 2015-04-30
CIK 1001082

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “10-K/A”) is being filed with respect to the Annual Report of DISH Network Corporation (“DISH Network” or the “Corporation”) on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2015 (the “10-K”).  The 10-K omitted the information required by Part III (Items 10 through 14), which had been contemplated to be incorporated by reference from DISH Network’s definitive Proxy Statement for its 2015 annual meeting of shareholders, in reliance on General Instruction G(3) of Form 10-K.  As DISH Network’s definitive Proxy Statement for its 2015 annual meeting of shareholders is not expected to be filed within 120 days after the end of DISH Network’s 2014 fiscal year, DISH Network is filing the 10-K/A to provide the disclosures required by Part III pursuant to General Instruction G(3) of Form 10-K.

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

PART III

Item 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of the members of our board of directors (the “Board” or “Board of Directors”) and certain biographical information concerning each of them are set forth below:

Name	Age	First Became Director	Position with the Company

George R. Brokaw	47	2013	Director
James DeFranco	62	1980	Director and Executive Vice President
Cantey M. Ergen	60	2001	Director and Senior Advisor
Charles W. Ergen	62	1980	Chairman, President and Chief Executive Officer
Steven R. Goodbarn	57	2002	Director
Charles M. Lillis	73	2013	Director
Afshin Mohebbi	52	2014	Director
David K. Moskowitz	57	1998	Director and Senior Advisor
Tom A. Ortolf	64	2005	Director
Carl E. Vogel	57	2005	Director and Senior Advisor

George R. Brokaw.  Mr. Brokaw joined the Board in October 2013 and is a member of our Audit Committee and Nominating Committee.  Mr. Brokaw is currently a Managing Partner of the investment firm Trafelet Brokaw & Co., LLC.  Until September 30, 2013, Mr. Brokaw served as Managing Director of the Highbridge Growth Equity Fund at Highbridge Principal Strategies, LLC (“Highbridge”).  Prior to joining Highbridge in 2012, Mr. Brokaw was a Managing Partner and Head of Private Equity at Perry Capital, L.L.C. (“Perry”).  Prior to joining Perry, Mr. Brokaw was Managing Director (Mergers & Acquisitions) of Lazard Frères & Co. LLC (“Lazard”) from 2003 to 2005.  Mr. Brokaw joined the board of directors of Alico, Inc. in November 2013 and continues to serve in that role.  Mr. Brokaw previously served on the board of directors of North American Energy Partners Inc. from 2006 to 2013.  The Board has determined that Mr. Brokaw meets the independence requirements of NASDAQ and SEC rules and regulations.  The Board concluded that Mr. Brokaw should serve on the Board due, among other things, to his financial experience, acquired, in part, during his tenure with Highbridge, Perry and Lazard.  Mr. Brokaw received a B.A. from Yale University and a J.D. and M.B.A. from the University of Virginia.  Mr. Brokaw is a member of the New York Bar.

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

Charles W. Ergen.  Mr. Ergen serves as our executive Chairman and has been Chairman of the Board of Directors of DISH Network since its formation.  Effective March 31, 2015, Mr. Ergen also began serving as our President and Chief Executive Officer.  During the past five years, Mr. Ergen has held various executive officer and director positions with DISH Network and our subsidiaries including the position of President and Chief Executive Officer from time to time.  During 1980, Mr. Ergen co-founded DISH Network with his future spouse, Cantey M. Ergen, and James DeFranco.  Mr. Ergen also serves as executive Chairman and Chairman of the Board of Directors of EchoStar Corporation (“EchoStar”) and served as Chief Executive Officer of EchoStar from its formation in October 2007 until November 2009.  Mr. Ergen also served as EchoStar’s President from June 2008 to November 2009.  The Board concluded that Mr. Ergen should serve on the Board due, among other things, to his role as our co-founder and controlling shareholder and the expertise, leadership and strategic direction that he has contributed to us since our formation.

Steven R. Goodbarn.  Mr. Goodbarn joined the Board in December 2002 and is a member of our Audit Committee, where he serves as our “audit committee financial expert”, and our Executive Compensation Committee (the “Compensation Committee”).  Since July 2002, Mr. Goodbarn has served as director, President and Chief Executive Officer of Secure64 Software Corporation, a company he co-founded. Mr. Goodbarn was Chief Financial Officer of Janus Capital Corporation (“Janus”) from 1992 to 2000, where he was a member of the executive committee and served on the board of directors of many Janus corporate and investment entities.  Mr. Goodbarn is a CPA and spent 12 years at Price Waterhouse prior to joining Janus.  The Board has determined that Mr. Goodbarn meets the independence and “audit committee financial expert” requirements of NASDAQ and SEC rules and regulations.  Mr. Goodbarn served as a member of the board of directors of EchoStar from its formation in October 2007 until November 2008.  The Board concluded that Mr. Goodbarn should serve on the Board due, among other things, to his knowledge of DISH Network from his service as a director since 2002 and his expertise in accounting, auditing, finance and risk management that he brings to the Board, in particular in light of his background as a CPA and his prior experience serving as Chief Financial Officer of Janus.

Charles M. Lillis.  Mr. Lillis joined the Board in November 2013 and is a member of our Audit Committee and Compensation Committee.  Since 2011, Mr. Lillis has served as an advisor to Wells Fargo Bank, N.A. (“Wells Fargo”).  Previously, Mr. Lillis was a co-founder and managing partner of Castle Pines Capital LLC (“Castle Pines Capital”) from 2004 to 2011, a private equity concern and a financial services entity.  Castle Pines Capital was acquired by Wells Fargo in 2011.  Mr. Lillis was also previously a co-founder and principal of LoneTree Capital Management LLC (“LoneTree Capital Management”), a private equity investing group formed in 2000.  Prior to LoneTree Capital Management, Mr. Lillis served as Chairman of the board of directors and Chief Executive Officer of MediaOne Group, Inc. from its inception in 1995 through its acquisition by AT&T Corp. in 2000.  Mr. Lillis also has served on the boards of the following public companies:  Charter Communications Inc. (“Charter”) from 2003 to 2005; Medco Health Solutions, Inc. from 2005 to 2012; SUPERVALU Inc. from 1995 to 2011; The Williams Companies Inc. from 2000 to 2009; and Washington Mutual, Inc. from 2005 to 2009.  The Board has determined that Mr. Lillis meets the independence requirements of NASDAQ and SEC rules and regulations.  The Board concluded that Mr. Lillis should serve on the Board due, among other things, to his financial and managerial experience.

Afshin Mohebbi.  Mr. Mohebbi joined the Board in September 2014 and is a member of our Audit Committee and Nominating Committee. Mr. Mohebbi is a private investor and advisor to public and private companies.  Mr. Mohebbi has been a Senior Advisor to TPG Capital since March 2003.  Prior to TPG Capital, Mr. Mohebbi was President and Chief Operating Officer of Qwest Communications International, Inc. (“Qwest”) from April 2001 to December 2002.  From July 2000 to April 2001, Mr. Mohebbi served as President, Worldwide Operations of Qwest.  From June 1999 to July 2000, Mr. Mohebbi served as President and Chief Operating Officer at Qwest prior to its merger with US WEST, Inc.  Before joining Qwest, Mr. Mohebbi served as President and managing director of the United Kingdom Markets for British Telecom and was a member of its management board from 1997 to 1999.  Prior to British Telecom, Mr. Mohebbi served as Vice President-Marketing for SBC Communications, Inc., following its acquisition of Pacific Bell in 1997.  Mr. Mohebbi began his career with Pacific Bell in 1983, where he held a variety of positions, including Vice President-Business Markets. Mr. Mohebbi previously served on the board of directors of Hanaro Telecom Incorporated from 2005 to 2007 and the board of directors of BearingPoint, Inc. from 2001 to 2005.  Mr. Mohebbi also serves on the boards of directors of several private companies.  The Board has determined that Mr. Mohebbi meets the independence requirements of NASDAQ and SEC rules and regulations.  The Board concluded that Mr. Mohebbi should serve on the Board due, among other things, to his financial and managerial experience in the telecommunications and related industries, acquired, in part, during his tenure with TPG Capital and Qwest.

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

Carl E. Vogel.  Mr. Vogel has served on the Board since May 2005 and is currently a Senior Advisor to us.  Mr. Vogel is also a private investor as well as a senior advisor to certain private equity funds active in media and telecom investments globally.  He served as our President from September 2006 to February 2008 and served as our Vice Chairman from June 2005 to March 2009.  From October 2007 to March 2009, Mr. Vogel served as the Vice Chairman of the board of directors of, and as a Senior Advisor to, EchoStar.  From 2001 to 2005, Mr. Vogel served as the President and CEO of Charter, a publicly-traded company providing cable television and broadband services to approximately six million customers. Prior to joining Charter, Mr. Vogel worked as an executive officer in various capacities for companies affiliated with Liberty Media Corporation from 1998 to 2001.  Mr. Vogel was one of our executive officers from 1994 to 1997, including serving as our President from 1995 to 1997.  Mr. Vogel is also currently serving on the boards of directors of Shaw Communications Inc. (which he joined in 2006), Universal Electronics, Inc. (which he joined in 2009), Ascent Capital Group, Inc. (f/k/a Ascent Media Corporation, which he joined in 2009), Sirius XM Holdings Inc. (which he joined in 2011) and AMC Networks Inc. (which he joined in 2013).  The Board concluded that Mr. Vogel should serve on the Board due, among other things, to his knowledge of DISH Network from his service as a director and officer and his experience in the telecommunications and related industries from his service over the years as a director or officer with a number of different companies in those industries.

Executive Officers

Information regarding our executive officers is contained in Part I of the 10-K filed with the SEC on February 23, 2015 under the caption “Item 1.  Business — Executive Officers of the Registrant.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our equity securities.  We believe that during 2014, our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements, with the exception of the following two inadvertent late reports:  Mr. Joseph P. Clayton, our former director, President and Chief Executive Officer, filed one late Form 4 filing related to a single transaction, and Mr. Michael K. McClaskey, our Executive Vice President and Chief Human Resources Officer, filed one late Form 4 filing related to a single series of related transactions.  In making these statements, we have relied upon examination of copies of Forms 3, 4 and 5 provided to us and the written representations of our directors and officers.

Code of Ethics

Information regarding our code of ethics is contained in Part I of the 10-K filed with the SEC on February 23, 2015 under the caption “Item 1.  Business — Website Access.”

Audit Committee

Our Board has established a standing Audit Committee in accordance with NASDAQ rules and Section 10A of the Securities Exchange Act of 1934 (the “Exchange Act”) and related SEC rules and regulations.  The current members of the Audit Committee are Mr. Brokaw, Mr. Goodbarn, Mr. Lillis, Mr. Mohebbi and Mr. Ortolf, with Mr. Ortolf serving as Chairman of the Audit Committee and Mr. Goodbarn serving as our “audit committee financial expert”.

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

Item 11.              EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis addresses our compensation objectives and policies for our Chief Executive Officer, Chief Financial Officer and three other most highly compensated persons acting as one of our executive officers in 2014 (collectively, the “Named Executive Officers”), or NEOs, the elements of NEO compensation and the application of those objectives and policies to each element of fiscal 2014 compensation for our NEOs.  Our NEOs in 2014 were Charles W. Ergen, Joseph P. Clayton, Robert E. Olson, Steven E. Swain, Bernard L. Han and Michael K. McClaskey.

This Compensation Discussion and Analysis contains information regarding company performance targets and goals for our executive compensation program. These targets and goals were disclosed to provide information on how executive compensation was determined in 2014 but are not intended to be estimates of future results or other forward-looking guidance.  We caution investors against using these targets and goals outside of the context of their use in our executive compensation program as described herein.

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

Deductibility of Compensation

Section 162(m) of the U.S. Internal Revenue Code (the “Code”) places a limit on the tax deductibility of compensation in excess of $1 million paid to certain “covered employees” of a publicly held corporation (generally, the corporation’s chief executive officer and its next three most highly compensated executive officers (other than the chief financial officer) in the year that the compensation is paid).  This limitation applies only to compensation that is not considered performance-based under the Section 162(m) rules.  We generally structure our compensation programs, where feasible, to minimize or eliminate the impact of the limitations of Section 162(m) of the Code when we believe such payments are appropriate, after taking into consideration changing business conditions or the officer’s performance.  However, nondeductible compensation in excess of this limitation may be paid.

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

Base Cash Salary

DISH Network has traditionally included salary in its executive compensation package under the belief that it is appropriate that some portion of the compensation paid to its executives be provided in a form that is fixed and liquid occurring over regular intervals. Generally, for the reasons discussed in “Long-Term Equity Incentive Compensation,” DISH Network has weighted overall compensation towards equity components as opposed to base salaries. The Board of Directors has traditionally been free to set base salary at any level deemed appropriate, with the Compensation Committee setting the base salary of the Chairman.  The Compensation Committee and the Board of Directors typically review base salaries once annually.   Any increases or decreases in base salary on a year-over-year basis have usually been dependent on a combination of the following factors, as assessed by the Compensation Committee and/or the Board of Directors, as applicable:

•                  DISH Network’s overall financial and business performance;

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

During 2014, the Board of Directors and the Compensation Committee elected not to implement a short-term incentive program.  The decision not to implement a short-term incentive program during 2014 was made based upon, among other things, the adoption of the 2013 Long Term Incentive Plan, or 2013 LTIP, discussed below.

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

General Equity Incentives

With respect to equity incentive compensation, DISH Network attempts to ensure that each NEO has equity incentives at any given time that are significant in relation to such individual’s annual cash compensation to ensure that each of DISH Network’s NEOs has appropriate incentives tied to the performance of DISH Network’s Class A Shares. Therefore, DISH Network may grant more equity incentives to one particular NEO in a given year if a substantial portion of the NEO’s equity incentives are vested and the underlying stock is capable of being sold. In addition, if an NEO recently received a substantial amount of equity incentives, DISH Network may not grant any equity incentives to that particular NEO.  In particular, in granting awards for 2014, the Compensation Committee took into account, among other things, the amount necessary to retain our executive officers and that our executive officers had been granted equity incentives under the 2013 LTIP.

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

The principal provisions of our equity incentive plans, and certain material equity incentive grants under such plans, are summarized below. This summary and the features of these equity incentive plans and grants set forth below do not purport to be complete and are qualified in their entirety by reference to the provisions of the specific equity incentive plan or grant.

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

2005 Long-Term Incentive Plan

During January 2005, DISH Network adopted the 2005 Long-Term Incentive Plan, or 2005 LTIP, within the terms of DISH Network’s 1999 Stock Incentive Plan. The purpose of the 2005 LTIP was to promote DISH Network’s interests and the interests of its shareholders by providing key employees with financial rewards through equity participation upon achievement of DISH Network reaching the milestone of 15 million direct broadcast satellite (“DBS”) subscribers by March 31, 2015. The employees eligible to participate in the 2005 LTIP included DISH Network’s executive officers, vice presidents, directors and certain other key employees designated by the Compensation Committee. Awards under the 2005 LTIP consisted of a one-time grant of: (a) an option to acquire a specified number of shares priced at the market value as of the last day of the calendar quarter in which the option was granted or the last trading day prior to the date of grant (if the last day of the calendar quarter is not a trading day); (b) rights to acquire for no additional consideration a specified smaller number of DISH Network’s Class A Shares; or (c) in some cases, a corresponding combination of a lesser number of option shares and such rights to acquire DISH Network’s Class A Shares. The options and rights vested in 10% increments on each of the first four anniversaries of the date of grant and then at the rate of 20% per year thereafter; provided, however, that none of the options or rights were exercisable until DISH Network reached the milestone of 15 million DBS subscribers. The performance goal under the 2005 LTIP was not achieved in 2014.  Mr. Ergen had 900,000 stock options under the 2005 LTIP that were granted on September 30, 2005.  Mr. Han had 90,000 stock options and 30,000 restricted stock units under the 2005 LTIP that were granted on September 30, 2006.  Mr. McClaskey had 22,500 stock options under the 2005 LTIP that were granted on December 31, 2007.  Mr. Clayton, Mr. Olson and Mr. Swain did not have any awards under the 2005 LTIP.  It was determined that the performance goal can no longer be achieved under the terms of the 2005 LTIP.  None of the awards became exercisable and the 2005 LTIP expired by its terms on March 31, 2015.

2008 Long-Term Incentive Plan

During December 2008, DISH Network adopted the 2008 LTIP, within the terms of our 1999 Stock Incentive Plan. The purpose of the 2008 LTIP was to promote DISH Network’s interests and the interests of its shareholders by providing key employees with financial rewards through equity participation upon achievement of a specified long-term cumulative free cash flow goal while maintaining a specified long-term DBS subscriber threshold. The employees eligible to participate in the 2008 LTIP included DISH Network’s executive officers, vice presidents, directors and certain other key employees designated by the Compensation Committee.  Awards under the 2008 LTIP consisted of a one-time grant of: (a) an option to acquire a specified number of shares priced at the market value as of the last day of the calendar quarter in which the option was granted or the last trading day prior to the date of grant (if the last day of the calendar quarter was not a trading day); (b) rights to acquire for no additional consideration a specified smaller number of DISH Network’s Class A Shares; or (c) in some cases, a corresponding combination of a lesser number of option shares and such rights to acquire DISH Network’s Class A Shares.  As of July 1, 2012, we no longer granted awards under the 2008 LTIP, and as of June 30, 2013, 100% of the eligible awards had vested.

2010 Equity Incentives to Mr. Han

During 2010, based on Mr. Ergen’s subjective evaluation of Mr. Han’s contributions to the Corporation’s performance and to align his interests with the long-term interests of DISH Network’s shareholders, Mr. Ergen recommended, and the Compensation Committee agreed, to grant Mr. Han 200,000 restricted stock units (RSUs) and an option to purchase 600,000 Class A Shares, with such awards vesting incrementally before June 30, 2020 according to the following vesting schedules.  Although they are not NEOs for the year ended December 31, 2014, Thomas A. Cullen, our Executive Vice President, Corporate Development, and R. Stanton Dodge, our Executive Vice President, General Counsel and Secretary, each also received the same grant of options and RSUs as Mr. Han during 2010.  None of the goals under this grant have been met, and none of the awards have vested.

As determined by the Compensation Committee, fifty percent (50%) of the option and RSU awards granted to Mr. Han vest based upon achieving the following specified cumulative free cash flow goals while achieving and maintaining a minimum threshold of 15,250,000 total net subscribers:

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

In the event that the total net subscriber threshold is met and a cumulative free cash flow goal is achieved as of the last day of a given calendar quarter, as determined by the Compensation Committee: (i) the applicable cumulative free cash flow goal(s) will be retired; and (ii) the corresponding increment(s) of the option or RSU awards will vest and shall become exercisable contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC.

As determined by the Compensation Committee, the other fifty percent (50%) of the option and RSU awards granted to Mr. Han vest based upon achieving the following specified total net subscriber goals while achieving and maintaining the specified cumulative free cash flow goal:

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

In the event that the cumulative free cash flow goal is met (or has already been retired and continues to be met) and a total net subscriber goal is achieved as of the last day of any such calendar quarter, as determined by the Compensation Committee: (i) the applicable total net subscriber goal(s) will be retired; and (ii) the corresponding increment of the option or RSU awards will vest and shall become exercisable contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC.

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

As determined by the Compensation Committee, fifty percent (50%) of the option awards granted to Mr. Ergen vest based upon achieving the following specified cumulative free cash flow goals while achieving and maintaining a minimum threshold of 14,250,000 total net subscribers:

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

In the event that the total net subscriber threshold is met and a cumulative free cash flow goal is achieved as of the last day of a given calendar quarter, as determined by the Compensation Committee: (i) the applicable cumulative free cash flow goal(s) will be retired; and (ii) the corresponding increment of the option will vest and shall become exercisable contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC.  During 2013, we achieved the cumulative free cash flow goal of $2.5 billion while achieving and maintaining a minimum threshold of 14,250,000 total net subscribers, resulting in the vesting of 300,000 stock options during 2013, as determined by the Compensation Committee.  Accordingly, the $250 million, $500 million, $750 million, $1 billion, $1.25 billion, $1.5 billion, $1.75 billion, $2 billion, $2.25 billion and $2.5 billion cumulative free cash flow goals under the grant were retired. During 2014, we achieved the cumulative free cash flow goal of $3.75 billion while achieving and maintaining a minimum threshold of 14,250,000 total net subscribers, resulting in the vesting of 150,000 stock options during 2014, as determined by the Compensation Committee.  Accordingly, the $2.75 billion, $3 billion, $3.25 billion, $3.5 billion and $3.75 billion cumulative free cash flow goals under the grant were retired.

As determined by the Compensation Committee, the other fifty percent (50%) of the option awards granted to Mr. Ergen vest based upon achieving the following specified total net subscriber goals while achieving and maintaining the specified cumulative free cash flow goal:

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

In the event that the cumulative free cash flow goal is met (or has already been retired and continues to be met) and a total net subscriber goal is achieved as of the last day of any such calendar quarter, as determined by the Compensation Committee: (i) the applicable total net subscriber goal(s) will be retired; and (ii) the corresponding increment of the option will vest and shall become exercisable contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC.  During 2013, we achieved the total net subscriber goal of 14,250,000 while achieving and maintaining the cumulative free cash flow goal of at least $250 million, resulting in the vesting of 30,000 stock options during 2013, as determined by the Compensation Committee.  Accordingly, the total net subscriber goal of 14,250,000 under the grant was retired.  During 2014, we achieved the total net subscriber goal of 14,500,000 while achieving and maintaining the cumulative free cash flow goal of at least $500 million, resulting in the vesting of 30,000 stock options during 2014, as determined by the Compensation Committee.  Accordingly, the total net subscriber goal of 14,500,000 under the grant was retired.

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

As determined by the Compensation Committee, one hundred thousand (100,000) of the RSU awards granted to Mr. Clayton vested based upon achieving the following specified cumulative free cash flow goals while achieving and maintaining a minimum threshold of 14,250,000 total net subscribers:

Cumulative Free Cash Flow Goal	Vesting Schedule
$250 million	10,000
$500 million	10,000
$750 million	10,000
$1 billion	10,000
$1.25 billion	10,000
$1.5 billion	10,000
$1.75 billion	10,000
$2 billion	10,000
$2.25 billion	10,000
$2.5 billion	10,000

In the event that the total net subscriber threshold was met and a cumulative free cash flow goal was achieved as of the last day of a given calendar quarter, as determined by the Compensation Committee: (i) the applicable cumulative free cash flow goal(s) were retired; and (ii) the corresponding increment(s) of the RSU awards vested contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC.  During 2013, we achieved the cumulative free cash flow goal of $2.5 billion while achieving and maintaining a minimum threshold of 14,250,000 total net subscribers, resulting in the vesting of 100,000 RSUs during 2013, as determined by the Compensation Committee.  Accordingly, the $250 million, $500 million, $750 million, $1 billion, $1.25 billion, $1.5 billion, $1.75 billion, $2 billion, $2.25 billion and $2.5 billion cumulative free cash flow goals under the grant were retired.

As determined by the Compensation Committee, one hundred thousand (100,000) of the RSU awards granted to Mr. Clayton vested based upon achieving the following specified total net subscriber goals while achieving and maintaining the specified cumulative free cash flow goal:

Cumulative Free Cash Flow Goal	Total Net Subscriber Goal	Vesting Schedule
$250 million	14,250,000	10,000
$500 million	14,500,000	10,000
$750 million	14,750,000	10,000
$1 billion	15,000,000	10,000
$1.25 billion	15,250,000	10,000
$1.5 billion	15,500,000	10,000
$1.75 billion	15,750,000	10,000
$2 billion	16,000,000	10,000
$2.25 billion	16,250,000	10,000
$2.5 billion	16,500,000	10,000

In the event that the cumulative free cash flow goal was met (or was already retired and continued to be met) and a total net subscriber goal was achieved as of the last day of any such calendar quarter, as determined by the Compensation Committee: (i) the applicable total net subscriber goal(s) were retired; and (ii) the corresponding increment of the RSU awards vested contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC.  During 2013, we achieved the total net subscriber goal of 14,250,000 while achieving and maintaining the cumulative free cash flow goal of at least $250 million, resulting in the vesting of 10,000 RSUs during 2013, as determined by the Compensation Committee.  Accordingly, the total net subscriber goal of 14,250,000 under the grant was retired.

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

As determined by the Compensation Committee, fifty thousand (50,000) of the RSU awards granted to Mr. Clayton vested at the rate of 5,000 RSUs per quarter when, in any such quarter, (i) the quarterly net U.S. DBS subscriber additions of the Corporation were greater than the quarterly net U.S. DBS subscriber additions of DirecTV, as measured by net U.S. DBS subscriber additions based on the announced U.S. DBS subscriber counts in each company’s respective Form 10-Q or 10-K for that quarter or year, as applicable, filed with the SEC; and (ii) the quarterly net U.S. DBS subscriber additions of the Corporation were greater than zero.  In 2013, we achieved the above criteria for the first quarter 2013, resulting in the vesting of five thousand (5,000) RSUs during 2013, as determined by the Compensation Committee.

As determined by the Compensation Committee, the remaining fifty thousand (50,000) of the RSU awards granted to Mr. Clayton vested at the rate of 10,000 RSUs for each of the below criteria met in a given year, contemporaneous with the release of the National Quarterly American Customer Satisfaction Index (the “ACSI”) scores in May 2012 and May 2013.  The criteria were as follow:

1.              The ACSI score of the Corporation was greater than or equal to a specified figure;

2.              The ACSI score of the Corporation was greater than or equal to certain of the Corporation’s competitors; or

3.              The ACSI score of the Corporation was greater than or equal to all companies in the Corporation’s industry

However, in no event could more than a total of fifty thousand (50,000) RSUs have vested under the ACSI criteria above.  In 2013, we achieved one out of the three criteria set forth above, resulting in the vesting of ten thousand (10,000) RSUs during 2013, as determined by the Compensation Committee.

As of March 31, 2014, the unvested portion of Mr. Clayton’s RSU award expired, and no further vesting was possible.

2013 Long-Term Incentive Plan

On November 30, 2012, the Board of Directors and the Compensation Committee approved a long-term, performance-based stock incentive plan, the 2013 Long Term Incentive Plan, or 2013 LTIP, within the terms of DISH Network’s 2009 Stock Incentive Plan. The purpose of the 2013 LTIP is to promote DISH Network’s interests and the interests of its shareholders by providing key employees with financial rewards through equity participation upon achievement of specified long-term cumulative free cash flow goals while achieving and maintaining a specified long-term subscriber threshold and total net subscriber goals.  The employees eligible to participate in the 2013 LTIP generally include DISH Network’s executive officers, senior vice presidents, vice presidents and director-level employees. Employees participating in the 2013 LTIP receive a one-time award of: (i) an option to acquire a specified number of shares priced at the market value as of the first day of the calendar quarter in which the option was granted or the last trading day prior to the date of grant (if the first day of the calendar quarter is not a trading day) and (ii) rights to acquire for no additional consideration a specified smaller number of Class A Shares. Initial awards granted under the 2013 LTIP were made as of January 1, 2013.  Under the 2013 LTIP, the cumulative free cash flow goals and the total net subscriber threshold are measured on the last day of each calendar quarter.  The cumulative free cash flow goals commenced April 1, 2013.  The total net subscriber goals are measured on the last day of each calendar quarter commencing on January 1, 2013.  However, regardless of when achieved, no vesting could occur or payment could be made under the 2013 LTIP for any cumulative free cash flow goals or total net subscriber goals until the end of the first calendar quarter following the quarter in which the final cumulative free cash flow goal under the 2008 LTIP was achieved and in no event prior to March 31, 2014.  For purposes of the total net subscriber goal and total net subscriber threshold under the 2013 LTIP, the calculation of “subscribers” is a formula that takes into account, among other things, Pay-TV subscribers and broadband subscribers.  In addition, for purposes of the cumulative free cash flow goals under the 2013 LTIP, the calculation of “cumulative free cash flow” is a formula that takes into account, among other things, free cash flow as set forth in the Corporation’s financial results for that quarter or year, as applicable, filed with the SEC, but excluding free cash flows from the wireless line of business.  The Compensation Committee has final authority to, among other things, interpret and calculate any and all aspects of the 2013 LTIP, including vesting and all other aspects of calculating the achievement of the goals under the 2013 LTIP.

In the event that a cumulative free cash flow goal and/or total net subscriber goal is achieved, and the total net subscriber threshold is met, as of the last day of any such calendar quarter, as determined by the Compensation Committee: (i) the applicable cumulative free cash flow goal and/or total net subscriber goal will be retired; and (ii) the corresponding increment of the option/restricted stock unit will vest and shall become exercisable contemporaneously with filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC, in accordance with the following vesting schedules:

Cumulative Free Cash Flow Goal	Total Net Subscriber Threshold	Vesting Schedule
$1 billion	14.5 million	10%
$2 billion	14.5 million	10%
$3 billion	14.5 million	10%
$4 billion	14.5 million	10%
$5 billion	14.5 million	10%

Total Net Subscriber Goal	Vesting Schedule
14.5 million	10%
14.75 million	10%
15 million	10%
15.25 million	10%
15.5 million	10%

Employees who were granted equity awards after April 1, 2014 under the 2013 LTIP received: (i) an option to acquire a reduced number of Class A Shares; and (ii) rights to acquire for no additional consideration a reduced number of Class A Shares, relative to the amounts that were granted to employees at the same level prior to April 1, 2014.  Such awards are subject to a vesting schedule that varies based upon the date on which such awards were granted.

Messrs. Ergen, Clayton, Han and Olson were each granted an option to purchase 60,000 Class A Shares and 30,000 RSUs under the 2013 LTIP on January 1, 2013.  Mr. McClaskey was granted an option to purchase 30,000 Class A Shares and 15,000 RSUs under the 2013 LTIP on January 1, 2013.  Mr. McClaskey was granted an additional option to purchase 30,000 Class A Shares and 15,000 RSUs under the 2013 LTIP on April 1, 2014 as a result of his promotion to Executive Vice President and Chief Human Resources Officer on February 28, 2014.  Mr. Swain was granted an option to purchase 15,000 Class A Shares and 7,500 RSUs under the 2013 LTIP on January 1, 2013.  Mr. Swain was granted an additional option to purchase 12,000 Class A Shares and 6,000 RSUs under the 2013 LTIP on July 1, 2014 as a result of his promotion to Senior Vice President of Programming on April 28, 2014.  During 2013, none of the goals under the 2013 LTIP were achieved.  During 2014, we achieved the cumulative free cash flow goal of $1 billion while achieving and maintaining 14.5 million total net subscribers, which resulted in the cumulative vesting of 10% of the 2013 LTIP stock awards during 2014, as determined by the Compensation Committee.  Accordingly, the $1 billion cumulative free cash flow goal under the 2013 LTIP was retired. In addition, during 2014, we achieved the 14.5 million total net subscriber goal, which resulted in the cumulative vesting of 10% of the 2013 LTIP stock awards during 2014, as determined by the Compensation Committee.  Accordingly, the 14.5 million total net subscriber goal under the 2013 LTIP was retired.

2014 Equity Incentives to Mr. Clayton

The Compensation Committee determined that, on April 1, 2014, Mr. Clayton should receive a grant of 200,000 RSUs, with such awards vesting incrementally according to the following vesting schedules.

As  determined by the Compensation Committee, one hundred thousand (100,000) of the RSU awards granted to Mr. Clayton vest based upon achieving certain quarterly earnings goals during 2014, using a formula that takes into account, among other things, adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) as set forth in the Corporation’s financial results for that quarter or year, as applicable, filed with the SEC (each a “Quarterly Earnings Goal”), vesting in increments of twenty five thousand (25,000) RSUs in each calendar quarter.  The Quarterly Earnings Goals for 2014 were as follows: (i) $700 million in the first quarter 2014; (i) $815 million in the second quarter 2014; (iii) $715 million in the third quarter 2014; and (iv) $815 million in the fourth quarter 2014.   During 2014, we achieved the Quarterly Earnings Goal for the first quarter 2014, which resulted in the vesting of 25,000 RSUs during 2014, as determined by the Compensation Committee.  Accordingly, the Quarterly Earnings Goal for the first quarter 2014 under this grant was retired.

In the event that a Quarterly Earnings Goal was achieved as of the last day of a given calendar quarter, as determined by the Compensation Committee, the corresponding increment(s) of the RSU awards vest contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC.  Furthermore, in the event that the Corporation achieved an aggregate amount of earnings for 2014 that was greater than or equal to $3.045 billion (the sum of the above Quarterly Earnings Goals), as determined by the Compensation Committee, any unvested increment of the one hundred thousand (100,000) RSUs vest contemporaneously with the filing of the Corporation’s financial results for the year ended December 31, 2014, with the SEC.

As determined by the Compensation Committee, one hundred thousand (100,000) of the RSU awards granted to Mr. Clayton vest based upon achieving a positive number of net subscriber additions in each calendar quarter during 2014 (each “Quarterly Net Subscriber Additions Goal”), vesting in increments of twenty five thousand (25,000) RSUs in each calendar quarter.  During 2014, we achieved the Quarterly Net Subscriber Additions Goals for the first quarter 2014 and the third quarter 2014, which resulted in the vesting of 50,000 RSUs during 2014, as determined by the Compensation Committee.  Accordingly, the Quarterly Net Subscriber Additions Goals for the first quarter 2014 and the third quarter 2014 under this grant were retired.

In the event that a Quarterly Net Subscriber Additions Goal was achieved as of the last day of a given calendar quarter, as determined by the Compensation Committee, the corresponding increment of the RSU awards vest contemporaneously with the filing of the Corporation’s financial results for that quarter or year, as applicable, with the SEC.  Furthermore, in the event that the Corporation’s aggregate number of net subscriber additions for 2014 is positive, as determined by the Compensation Committee, any unvested increment of the one hundred thousand (100,000) RSUs vest contemporaneously with the filing of the Corporation’s financial results for the year ended December 31, 2014, with the SEC.

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

Shareholder Advisory Vote on Executive Compensation

DISH Network provided its shareholders with the opportunity to cast an advisory vote on executive compensation at the annual meeting of shareholders held in October 2014.  Over 98% of the voting power represented at the meeting and entitled to vote on that matter voted in favor of the executive compensation proposal.  The Compensation Committee reviewed these voting results.  Since the voting results affirmed shareholders’ support of DISH Network’s approach to executive compensation, DISH Network did not change its approach in 2014 as a direct result of the vote.  As set forth at the annual meeting of shareholders held in May 2011, DISH Network intends to continue to seek a shareholder advisory vote on executive compensation once every three years.

2014 Executive Compensation

Generally, DISH Network has historically made decisions with respect to executive compensation for a particular compensation year in December of the preceding compensation year or the first quarter of the applicable compensation year.  With respect to the executive compensation of each NEO for 2014, the Compensation Committee (along with Mr. Ergen, for each of the NEOs other than himself) reviewed total compensation of each NEO and the value of (a) historic and current components of each NEO’s compensation, including the annual base salary and bonus paid to the NEO in the prior year, and (b) equity incentives held by each NEO in DISH Network’s stock incentive plans. The Compensation Committee (along with Mr. Ergen, for each of the NEOs other than himself) also reviewed the Proxy Data prepared for 2014 and other information described in “Compilation of Certain Proxy Data” above. As described in “General Compensation Levels” above, DISH Network aims to provide annual base salaries and long-term incentives that are competitive with market practice with an emphasis on providing a substantial portion of overall compensation in the form of equity incentives.   In addition, the Compensation Committee has discretion to award performance based compensation that is based on performance goals different from those that were previously set or that is higher or lower than the anticipated compensation that would be awarded under DISH Network’s incentive plans if particular performance goals were met.  The Compensation Committee did not exercise this discretion in 2014.

Compensation of our Chairman and our President and Chief Executive Officer

2014 Base Salary of Chairman.  Mr. Ergen’s annual base salary for 2014 was determined based on a review by the Compensation Committee of the expected annual base salaries in 2014 of each of DISH Network’s other NEOs. The Compensation Committee determined that Mr. Ergen’s existing base compensation was already within the range of market compensation indicated in the Proxy Data in light of DISH Network’s practices with respect to annual base salaries and that therefore an increase over Mr. Ergen’s 2013 annual base salary was not necessary.

2014 Base Salary of President and Chief Executive Officer.  In determining Mr. Clayton’s 2014 annual base salary, Mr. Ergen subjectively determined that Mr. Clayton’s existing base compensation was already within the range of market compensation indicated in the Proxy Data in light of DISH Network’s practices with respect to annual base salaries and that therefore an increase over Mr. Clayton’s 2013 annual base salary was not necessary.  Mr. Clayton retired on March 31, 2015, and Mr. Ergen succeeded Mr. Clayton as President and Chief Executive Officer of the Corporation, effective March 31, 2015.

2014 Cash Bonus.  No cash bonus was paid to Mr. Ergen or to Mr. Clayton in 2014.

2014 Equity Incentives.  With respect to equity incentives, DISH Network attempts to ensure that the Chairman and the President and Chief Executive Officer have equity awards at any given time that are significant in relation to their annual cash compensation to ensure that they have appropriate incentives tied to the performance of DISH Network’s Class A Shares.  As discussed above, Mr. Ergen and Mr. Clayton each received awards under the 2013 LTIP on January 1, 2013.  In addition, as previously discussed, Mr. Clayton received certain equity incentive plan awards on April 1, 2014.

Compensation of Other Named Executive Officers

2014 Base Salary

Base salaries for each of the other NEOs are determined annually by the Board of Directors primarily based on Mr. Ergen’s recommendations. The Board of Directors places substantial weight on Mr. Ergen’s recommendations in light of his role as Chairman and as co-founder and controlling shareholder of DISH Network. Mr. Ergen made recommendations to the Board of Directors with respect to the 2014 annual base salary of each of the other NEOs after considering: (a) the NEO’s annual base salary in 2013, (b) the range of the percentage increases in annual base salary for NEOs of the companies contained in the Proxy Data, (c) whether the NEO’s annual base salary was appropriate in light of DISH Network’s goals, including retention of the NEO, (d) the expected compensation to be paid to other NEOs in 2014 in relation to a particular NEO in 2014, (e) whether the NEO was promoted or newly hired in 2014, and (f) whether in Mr. Ergen’s subjective determination, the NEO’s performance in 2013 warranted an increase in the NEO’s annual base salary in 2014.  Placing primary weight on: (i) the NEO’s annual base salary in 2013 and (ii) whether, in Mr. Ergen’s subjective view, an increase in 2014 annual base salary was warranted based on performance and/or necessary to retain the NEO, Mr. Ergen recommended the annual base salary amounts indicated in “Executive Compensation and Other Information - Summary Compensation Table” below. The basis for Mr. Ergen’s recommendation with respect to each of the other NEOs is discussed below.   The Board of Directors accepted each of Mr. Ergen’s recommendations on annual base salaries for each of the other NEOs.

Mr. Han.  In determining Mr. Han’s 2014 annual base salary, Mr. Ergen subjectively determined that Mr. Han’s existing base compensation was already within the range of market compensation indicated in the Proxy Data in light of DISH Network’s practices with respect to annual base salaries and that therefore an increase over Mr. Han’s 2013 annual base salary was not necessary.

Mr. Olson.  In determining Mr. Olson’s 2014 annual base salary, Mr. Ergen subjectively determined that Mr. Olson’s existing base compensation was already within the range of market compensation indicated in the Proxy Data in light of DISH Network’s practices with respect to annual base salaries and that therefore an increase over Mr. Olson’s 2013 annual base salary was not necessary.  Mr. Olson retired from the Corporation on October 15, 2014, and Mr. Swain succeeded Mr. Olson as Chief Financial Officer of the Corporation, effective October 1, 2014.

Mr. McClaskey.  Mr. McClaskey’s 2014 annual base salary was increased as a result of his promotion to Executive Vice President and Chief Human Resources Officer on February 28, 2014.

Mr. Swain.  Mr. Swain’s 2014 annual base salary was increased as a result of his promotion to Senior Vice President and Chief Financial Officer on October 1, 2014.

2014 Cash Bonus.

Consistent with prior years, Mr. Ergen generally recommended that other NEOs receive cash bonuses only to the extent that such amounts would be payable pursuant to the existing short-term incentive plan, if any.  As discussed above, in light of prior grants of equity incentives, among other things, the Board of Directors and the Compensation Committee elected not to implement a short-term incentive program for 2014.  No cash bonus was paid to Messrs. Han, Olson, McClaskey or Swain during 2014.

2014 Equity Incentives

With respect to equity incentives, DISH Network primarily evaluates the position of each NEO to ensure that each individual has equity incentives at any given time that are significant in relation to the NEO’s annual cash compensation to ensure that the NEO has appropriate incentives tied to the performance of DISH Network’s Class A Shares. This determination is made by the Compensation Committee primarily on the basis of Mr. Ergen’s recommendation.   As discussed above, in granting awards to the other NEOs for 2014, Mr. Ergen based his recommendation on, and the Compensation Committee took into account, among other things, what was necessary to retain our executive officers.  In particular, in granting awards for 2014, the Compensation Committee took into account, among other things, the amount necessary to retain our executive officers.  As discussed above, Messrs. Ergen, Clayton, Han, Olson, McClaskey and Swain each received awards under the 2013 LTIP.  Also, during 2014, the Compensation Committee determined that Mr. McClaskey should receive an option to purchase 100,000 Class A Shares under the 2009 Stock Incentive Plan in connection with his promotion to Executive Vice President and Chief Human Resources Officer on February 28, 2014.  In addition, during 2014, Mr. Ergen determined that Mr. Swain should receive an option to purchase 25,000 Class A Shares under the 2009 Stock Incentive Plan in connection with his promotion to Senior Vice President of Programming on April 28, 2014.

During 2014, we achieved the cumulative free cash flow goal of $1 billion while achieving and maintaining 14.5 million total net subscribers, which resulted in the cumulative vesting of 10% of the 2013 LTIP stock awards during 2014, as determined by the Compensation Committee.  In addition, during 2014, we achieved the 14.5 million total net subscriber goal, which resulted in the cumulative vesting of 10% of the 2013 LTIP stock awards during 2014, as determined by the Compensation Committee.  Accordingly: (i) 6,000 RSUs and 12,000 Class A Shares of the stock options granted to Messrs. Ergen, Clayton, Han, Olson and McClaskey under the 2013 LTIP vested and became exercisable; and (ii) 1,500 RSUs and 3,000 Class A Shares of the stock option granted to Mr. Swain under the 2013 LTIP vested and became exercisable.

Compensation Committee Interlocks and Insider Participation.  The Compensation Committee is comprised solely of independent directors.  The Compensation Committee members are Mr. Goodbarn, Mr. Lillis and Mr. Ortolf.  None of these individuals was an officer or employee of DISH Network or EchoStar at any time during the 2014 fiscal year.  During the 2014 fiscal year, no executive officer of DISH Network served on: (i) the compensation committee of another entity, one of whose executive officers served on our Compensation Committee; (ii) the board of directors of another entity, one of whose executive officers served on our Compensation Committee; or (iii) the compensation committee of another entity, one of whose executive officers served on our Board of Directors.

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

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Compensation Program Risk Assessment

Annually, management reviews the components of our compensation for each employee other than our executive officers.  Base salaries for each of our executive officers (other than Mr. Ergen) are determined annually by our Board of Directors primarily based on Mr. Ergen’s recommendations.  The Board of Directors places substantial weight on Mr. Ergen’s recommendations in light of his role as Chairman and as co-founder and controlling shareholder of DISH Network.  The Board of Directors ultimately approved base cash salaries for 2014 for each of these executive officers other than Mr. Ergen.

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

DISH Network’s executive compensation program may also include short-term incentive compensation, including conditional and/or performance-based cash incentive compensation and discretionary bonuses.  We design corporate performance metrics that determine payouts for certain business segment leaders in part on the achievement of longer-term company-wide goals.  This is based on our belief that applying company-wide metrics encourages decision-making that is in the best long-term interests of DISH Network and our shareholders as a whole.  However, during 2014, we elected not to implement a short-term incentive program.

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

Summary Compensation Table

Our executive officers are compensated by certain of our subsidiaries.  The following table sets forth the cash and noncash compensation for the fiscal year ended December 31, 2014 for the NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (2) ($)	Total ($)
Charles W. Ergen (3)	2014	$900,000	$—	$—	$—	$—	$—	$794,800	$1,694,800
Chairman	2013	$900,000	$—	$218,400	$196,488	$—	$—	$952,478	$2,267,366
	2012	$900,000	$—	$—	$—	$—	$—	$400,186	$1,300,186

Joseph P. Clayton (4)	2014	$1,000,000	$—	$12,780,000	$—	$—	$—	$6,500	$13,786,500
President and Chief Executive Officer	2013	$980,769	$—	$218,400	$196,488	$—	$—	$6,500	$1,402,157
	2012	$900,000	$—	$—	$—	$—	$—	$7,000	$907,000

Michael K. McClaskey (5)	2014	$393,750	$—	$287,550	$2,685,310	$—	$—	$6,500	$3,373,110
Executive Vice President and Chief Human Resources Officer

Steven E. Swain (6)	2014	$298,269	$—	$49,208	$549,601	$—	$—	$6,500	$903,578
Senior Vice President and Chief Financial Officer

Bernard L. Han (7)	2014	$500,000	$—	$—	$—	$—	$—	$6,500	$506,500
Executive Vice President and Chief Operating Officer	2013	$495,193	$—	$218,400	$196,488	$—	$—	$6,500	$916,581
	2012	$475,000	$—	$—	$—	$—	$—	$5,500	$480,500

Robert E. Olson (8)	2014	$292,316	$—	$—	$—	$—	$—	$6,500	$298,816
Executive Vice President and Chief Financial Officer	2013	$358,078	$—	$218,400	$196,488	$—	$—	$6,500	$779,466
	2012	$350,001	$—	$—	$—	$—	$—	$5,500	$355,501

(1)              The amounts reported reflect grant date fair values.  These amounts include both performance and non-performance based awards.  The grant date fair values for performance awards are based on the probable outcome of the performance conditions under the awards and do not necessarily reflect the amount of compensation actually realized or that may be realized.

Assuming achievement of all performance conditions underlying the performance awards included in this column, the total grant date fair values would be as follows:

Aggregate Grant Date Fair Value of 2014 Performance Awards

Joseph P. Clayton	$12,780,000

Michael K. McClaskey	$1,826,067

Steven E. Swain	$744,068

Assumptions used in the calculation of grant date fair values are included in Note 15 to the Corporation’s audited financial statements for the fiscal year ended December 31, 2014, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 23, 2015.  Amounts included in “Incremental Grant Date Fair Value of Previous Performance Awards” resulted from adjustment of the price of certain stock options during January 2013 related to the Corporation’s 2012 cash dividend.

(2)                         “All Other Compensation” for all of the NEOs includes amounts contributed pursuant to our 401(k) matching program and our profit sharing program.

(3)                         Mr. Ergen’s “All Other Compensation” also includes a tax preparation payment.  In addition, Mr. Ergen’s “All Other Compensation” includes $742,900 for Mr. Ergen’s personal use (and on certain occasions for the personal use by members of his family and other guests) of corporate aircraft during the year ended December 31, 2014.  We calculated the value of personal use of corporate aircraft based upon the incremental cost of such usage to DISH Network.  Since both the Corporation and EchoStar use the corporate aircraft and Mr. Ergen is an employee of both the Corporation and EchoStar, certain incremental costs related to personal use of corporate aircraft by Mr. Ergen and his family members and guests are allocated between the Corporation and EchoStar.

(4)                         Mr. Clayton retired on March 31, 2015, and Mr. Ergen succeeded Mr. Clayton as President and Chief Executive Officer of the Corporation, effective March 31, 2015.

(5)                         Mr. McClaskey was promoted to Executive Vice President and Chief Human Resources Officer of the Corporation on February 28, 2014 and his annual base salary was increased to $400,000 effective March 1, 2014.

(6)                         Mr. Swain was promoted to Senior Vice President and Chief Financial Officer of the Corporation on October 1, 2014 and his annual base salary was increased to $330,000 effective October 1, 2014.

(7)                         The annual base salary for Mr. Han was increased to $500,000 effective March 2, 2013.

(8)                         The annual base salary for Mr. Olson was increased to $360,000 effective March 2, 2013.  Mr. Olson retired from the Corporation on October 15, 2014, and Mr. Swain succeeded Mr. Olson as Chief Financial Officer of the Corporation, effective October 1, 2014.

Grant of Plan-Based Awards

The following table provides information on equity awards in 2014 for the Named Executive Officers.

									All Other Stock Awards:	All Other Option Awards:	Exercise
		Date of Compensation	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Number of Shares of Stock or	Number of Securities Underlying	or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Committee Approval	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (1) (#)	Options (#)	Awards ($/sh)	Option Awards (2)
Charles W. Ergen	04/01/2014	01/22/2014	$—	$—	$—	—	—	—	69	—	$—	$—

Joseph P. Clayton	04/01/2014	01/24/2014	$—	$—	$—	—	—	200,000	—	—	$—	$12,780,000
	04/01/2014	01/22/2014	$—	$—	$—	—	—	—	69	—	$—	$—

Michael K. McClaskey	04/01/2014	02/11/2014	$—	$—	$—	—	—	—	—	100,000	$63.90	$2,425,040
	04/01/2014	02/11/2014	$—	$—	$—	—	—	30,000	—	—	$63.90	$260,270
	04/01/2014	02/11/2014	$—	$—	$—	—	—	15,000	—	—	$—	$287,550
	04/01/2014	01/22/2014	$—	$—	$—	—	—	—	69	—	$—	$—

Steven E. Swain (3)	07/01/2014	06/27/2014	$—	$—	$—	—	—	—	—	25,000	$65.61	$505,800
	07/01/2014	11/30/2012	$—	$—	$—	—	—	12,000	—	—	$65.61	$43,801
	07/01/2014	11/30/2012	$—	$—	$—	—	—	6,000	—	—	$—	$49,208
	04/01/2014	01/22/2014	$—	$—	$—	—	—	—	69	—	$—	$—

Bernard L. Han	04/01/2014	01/22/2014	$—	$—	$—	—	—	—	69	—	$—	$—

Robert E. Olson	04/01/2014	01/22/2014	$—	$—	$—	—	—	—	69	—	$—	$—

(1)                         The amounts reported in the “All Other Stock Awards” column represent Class A Shares awarded to the eligible NEOs during 2014 pursuant to our profit sharing program.

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

Assuming achievement of all performance conditions underlying the performance awards included in this column, the total grant date fair values would be as follows:

2014 Performance Awards

Joseph P. Clayton	$12,780,000

Michael K. McClaskey	$1,826,067

Steven E. Swain	$744,068

Assumptions used in the calculation of grant date fair values are included in Note 15 to the Corporation’s audited financial statements for the fiscal year ended December 31, 2014, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 23, 2015.

(3)                         All awards granted to Mr. Swain on July 1, 2014 were granted prior to his promotion to Chief Financial Officer, effective October 1, 2014.  The awards granted to Mr. Swain that were approved by the Compensation Committee on November 30, 2012 were granted pursuant to the terms and conditions of the 2013 LTIP, which was approved by the Compensation Committee on November 30, 2012.  Consequently,

Mr. Swain received an incremental award under the 2013 LTIP in connection with his promotion to Senior Vice President of Programming on April 28, 2014 in accordance with the terms and conditions of the 2013 LTIP, which was previously approved by the Compensation Committee.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
Charles W. Ergen	—	—	900,000	$19.81	09/30/2015	(3)(9)	—	$—	—		$—
	—	—	180,000	$24.96	09/30/2015	(2)(9)	—	$—	—		$—
	495,000	—	—	$6.32	03/31/2017	(3)	—	$—	—		$—
	100,000	—	—	$23.96	03/31/2018	(3)	—	$—	—		$—
	510,000	—	690,000	$27.90	09/30/2021	(3)	—	$—	—		$—
	12,000	—	48,000	$36.40	01/01/2023		—	$—	24,000	(6)	$1,749,360

Joseph P. Clayton	250,000	—	—	$27.90	06/30/2021	(3)	—	$—	—		$—
	12,000	—	48,000	$36.40	01/01/2023		—	$—	24,000	(6)	$1,749,360
	—	—	—	$—	—		—	$—	125,000	(7)	$9,111,250

Michael K. McClaskey	—	—	22,500	$26.59	12/31/2017	(3)(9)	—	$—	—		$—
	—	—	4,500	$31.84	12/31/2017	(2)(9)	—	$—	—		$—
	—	10,000	—	$15.38	06/30/2020	(3)	—	$—	—		$—
	—	6,000	—	$21.59	03/31/2021	(3)	—	$—	—		$—
	—	—	24,000	$36.40	01/01/2023		—	$—	12,000	(6)	$874,680
	6,000	—	24,000	$63.90	01/01/2023		—	$—	12,000	(7)	$874,680
	—	100,000	—	$63.90	04/01/2024		—	$—	—		$—

Steven E. Swain	—	—	4,000	$22.28	09/30/2021	(3)	—	$—	—		$—
	—	—	12,000	$36.40	01/01/2023		—	$—	6,000	(6)	$437,340
	—	—	12,000	$65.61	01/01/2023		—	$—	6,000	(8)	$437,340
	—	25,000	—	$65.61	07/01/2024		—	$—	—		$—

Bernard L. Han	—	—	90,000	$22.45	09/30/2016	(3)(9)	—	$—	30,000	(4)(9)	$2,186,700
	—	—	18,000	$27.63	09/30/2016	(2)(9)	—	$—	6,000	(2)(9)	$315,000
	120,000	—	—	$6.34	03/31/2019	(3)	—	$—	—		$—
	—	—	600,000	$15.38	06/30/2020	(3)	—	$—	200,000	(5)	$14,578,000
	60,000	40,000	—	$21.59	03/31/2021	(3)	—	$—	—		$—
	12,000	—	48,000	$36.40	01/01/2023		—	$—	24,000	(6)	$1,749,360

(1)                          Amount represents the number of unvested, performance-based restricted stock units multiplied by $72.89 or $52.50, the closing market prices of DISH Network’s and EchoStar’s Class A Shares, respectively, on December 31, 2014.

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

(4)                          Restricted stock awarded on September 30, 2006 under DISH Network’s Stock Incentive Plans.

(5)                          Restricted stock awarded on June 30, 2010 under DISH Network’s Stock Incentive Plans.

(6)                          Restricted stock awarded on January 1, 2013 under DISH Network’s Stock Incentive Plans.

(7)                          Restricted stock awarded on April 1, 2014 under DISH Network’s Stock Incentive Plans.

(8)                          Restricted stock awarded on July 1, 2014 under DISH Network’s Stock Incentive Plans.

(9)                          These awards were granted pursuant to the 2005 LTIP.  It was determined that the performance goal can no longer be achieved under the terms of the 2005 LTIP.  None of the awards became exercisable and the 2005 LTIP expired by its terms on March 31, 2015.

Option Exercises and Stock Vested

The following table provides information on option exercises and stock vested in 2014 for the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Charles W. Ergen	—	$—	6,000	$375,960

Joseph P. Clayton	350,000	$13,096,164	81,000	$5,090,460

Michael K. McClaskey	29,000	$1,278,241	6,000	$375,960

Steven E. Swain	5,000	$158,695	1,500	$93,990

Bernard L. Han	90,000	$5,956,200	6,000	$375,960

Robert E. Olson	48,000	$2,152,148	6,000	$375,960

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

Assuming a change in control were to have taken place as of December 31, 2014, and the executives were terminated by DISH Network or the surviving entity at such date, the estimated benefits that would have been provided are as follows:

Name	Maximum Value of Accelerated Vesting of Options
Charles W. Ergen (1)	$—

Joseph P. Clayton (1)	$—

Michael K. McClaskey	$1,781,900

Bernard L. Han	$2,052,000

(1)         The value of potentially accelerated unvested options is zero because Mr. Ergen and Mr. Clayton did not have any unvested non-performance based options as of December 31, 2014.

DIRECTOR COMPENSATION

The following table sets forth the cash and noncash compensation for the fiscal year ended December 31, 2014 for each of our nonemployee directors.  Our employee directors are not compensated for their service as directors and, consequently, are not included in the table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George R. Brokaw	$98,500	$—	$95,635	$—	$—	$—	$194,135

Steven R. Goodbarn	$74,000	$—	$—	$—	$—	$—	$74,000

Charles M. Lillis	$93,000	$—	$95,635	$—	$—	$—	$188,635

Afshin Mohebbi (2)	$18,000	$—	$113,271	$—	$—	$—	$131,271

Tom A. Ortolf	$99,000	$—	$—	$—	$—	$—	$99,000

(1)         The amounts reported in the “Option Awards” column reflect the aggregate grant date fair values.  Assumptions used in the calculation of these amounts are included in Note 15 to the Corporation’s audited financial statements for the fiscal year ended December 31, 2014, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 23, 2015.

(2)         Mr. Mohebbi was appointed as an independent member of the Board effective September 8, 2014.

On January 1, 2014, Mr. Brokaw and Mr. Lillis were each granted an option to acquire 7,500 Class A Shares at an exercise price of $57.92 per share under our 2001 Director Plan in connection with their election to the Board in 2013.  On October 1, 2014, Mr. Mohebbi was granted an option to acquire 8,750 Class A Shares at an exercise price of $63.60 per share.  Options granted under our 2001 Director Plan are 100% vested upon issuance.  Thus, the amount recognized for financial statement reporting purposes and the full grant date fair value are the same.

On January 1, 2015, Mr. Brokaw, Mr. Goodbarn, Mr. Lillis and Mr. Ortolf were each granted an option to acquire 5,000 Class A Shares at an exercise price of $72.89 per share under our 2001 Director Plan.  Options granted under our 2001 Director Plan are 100% vested upon issuance.  Thus, the amount recognized for financial statement reporting purposes and the full grant date fair value are the same.

Standard Nonemployee Director Compensation Arrangements

We use a combination of cash and equity compensation to attract and retain qualified candidates to serve on our Board.

Cash Compensation.  Each nonemployee director receives an annual retainer of $60,000 which is paid in equal quarterly installments; provided such person is a member of the Board on the last day of the applicable calendar quarter.  Our nonemployee directors also receive $1,000 for each meeting attended in person and $500 for each meeting attended by telephone; provided that if there is more than one meeting of the Board of Directors and/or any committee thereof on the same day, then the applicable nonemployee director is only entitled to receive compensation for attendance at a single meeting.  Additionally, the chairperson of each committee of the Board receives a $5,000 annual retainer, which is paid in equal quarterly installments; provided such person is the chairperson of the committee on the last day of the applicable calendar quarter.  Furthermore, our nonemployee directors receive:  (i) reimbursement, in full, of reasonable travel expenses related to attendance at all meetings of the Board of Directors and its committees and (ii) reimbursement, in full, of reasonable expenses related to educational activities undertaken in connection with service on the Board of Directors and its committees.

In September 2013, the Board approved a $5,000 monthly retainer for the members of its special litigation committee (the “Special Litigation Committee”) established in connection with the litigation discussed in Note 16 “Commitments and Contingencies — Litigation” under the caption “LightSquared Transaction Shareholder Derivative Actions” in the Notes to the Corporation’s Annual Report on Form 10-K filed with the SEC on February 23, 2015.  Messrs. Ortolf, Brokaw and Lillis served as members of the Special Litigation Committee during 2014.

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

Our nonemployee directors do not hold any stock awards except those granted to the nonemployee directors pursuant to our 2001 Director Plan. We have granted the following options to our nonemployee directors under such plan:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
George R. Brokaw	7,500	$57.92	1/1/2019
Total Options Outstanding at December 31, 2014	7,500

Steven R. Goodbarn	5,000	$42.52	6/30/2018
Total Options Outstanding at December 31, 2014	5,000

Charles M. Lillis	7,500	$57.92	1/1/2019
Total Options Outstanding at December 31, 2014	7,500

Afshin Mohebbi	8,750	$63.60	10/1/2019
Total Options Outstanding at December 31, 2014	8,750

Tom A. Ortolf	5,000	$27.78	6/30/2017	(1)
	5,000	$42.52	6/30/2018
Total Options Outstanding at December 31, 2014	10,000

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

Awards available under the Stock Incentive Plans include:  (i) common stock purchase options; (ii) stock appreciation rights; (iii) restricted stock and restricted stock units; (iv) performance awards; (v) dividend equivalents; and (vi) other stock-based awards.  As of December 31, 2014, 68,253,894 of our Class A Shares were available for issuance under the 2009 Stock Incentive Plan.  Our authorization to grant new awards under the 1999 Stock Incentive Plan has expired.  The Compensation Committee retains discretion, subject to plan limits, to, among other things, modify the terms of outstanding awards and to adjust the price of awards.

As of December 31, 2014, there were outstanding options to purchase 11,725,823 Class A Shares and 1,798,331 outstanding restricted stock units under the Stock Incentive Plans.  These awards generally vest at the rate of 20% per year commencing one year from the date of grant.  The exercise prices of these options, which have generally been equal to or greater than the fair market value of our Class A Shares at the date of grant, range from less than $1.00 to $70.00 per Class A Share.

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

The following table sets forth information regarding outstanding stock options and restricted stock unit awards and the Class A Shares reserved for future issuance under our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b) (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,524,154	$24.51	69,135,144
Equity compensation plans not approved by security holders	—	—	—
Total	13,524,154	$24.51	69,135,144

(1)         The calculation of the weighted-average exercise price of outstanding options, warrants and rights excludes restricted stock units that provide for the issuance of shares of common stock upon vesting because these awards do not require payment of an exercise price in order to obtain the underlying shares upon vesting.

Equity Security Ownership

Unless otherwise indicated, the following table sets forth, to the best of our knowledge, the beneficial ownership of our voting securities as of the close of business on April 22, 2015 by:  (i) each person known by us to be the beneficial owner of more than five percent of any class of our voting securities; (ii) each of our directors; (iii) our Named Executive Officers; and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, each person listed in the following table (alone or with family members) has sole voting and dispositive power over the shares listed opposite such person’s name.

Name (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Class A Common Stock:
Charles W. Ergen (2), (3)	216,635,667	49.4%
Cantey M. Ergen (4)	215,458,667	49.3%
Putnam Investments, LLC (5)	37,033,054	16.5%
William R. Gouger (6)	25,203,777	10.1%
JPMorgan Chase & Co. (7)	17,154,513	7.7%
Dodge & Cox (8)	11,501,480	5.1%
James DeFranco (9)	4,382,352	2.0%
David K. Moskowitz (10)	636,402	*
Joseph P. Clayton (11)	241,482	*
Bernard L. Han (12)	164,112	*
Tom A. Ortolf (13)	75,200	*
Carl E. Vogel (14)	71,493	*
Michael K. McClaskey (15)	28,257	*
Charles M. Lillis (16)	26,860	*
George R. Brokaw (17)	12,500	*
Steven R. Goodbarn (18)	12,000	*
Afshin Mohebbi (19)	8,750	*
Robert E. Olson (20)	4,806	*
Steven E. Swain (21)	286	*
All Directors and Executive Officers as a Group (18 persons) (22)	222,472,974	50.6%
Class B Common Stock:
Charles W. Ergen	213,247,004	89.4%
Cantey M. Ergen	213,247,004	89.4%
Trusts (23)	25,188,204	10.6%
All Directors and Executive Officers as a Group (18 persons) (22)	213,247,004	89.4%

*             Less than 1%.

(1)               Except as otherwise noted below, the address of each such person is 9601 S. Meridian Blvd., Englewood, Colorado 80112.  As of the close of business on April 22, 2015, there were 224,301,337 outstanding Class A Shares and 238,435,208 outstanding Class B Shares.

(2)               Mr. Ergen is deemed to own beneficially all of the Class A Shares owned by his spouse, Cantey M. Ergen. Mr. Ergen’s beneficial ownership includes: (i) 2,146,891 Class A Shares; (ii) 19,604 Class A Shares held in the Corporation’s 401(k) Plan; (iii) 1,177,000 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 22, 2015; (iv) 235 Class A Shares held by Mrs. Ergen; (v) 2,043 Class A Shares held in the 401(k) Plan by Mrs. Ergen; (vi) 15,890 Class A Shares held as custodian for Mr. Ergen’s children; (vii) 27,000 Class A Shares held by a charitable foundation for which Mr. Ergen is an officer; and (viii) 213,247,004 Class A Shares issuable upon conversion of Mr. Ergen’s Class B Shares.  Mr. Ergen has sole voting and dispositive power with respect to 153,552,499 Class B Shares. Mr. Ergen’s beneficial ownership of Class A Shares excludes 25,188,204 Class A Shares issuable upon conversion of Class B Shares held by certain trusts established by Mr. Ergen for the benefit of his family.

(3)            Because each Class B Share is entitled to 10 votes per share, Mr. Ergen owns beneficially equity securities of the Corporation representing approximately 81.8% of the voting power of the Corporation (assuming no conversion of the Class B Shares and after giving effect to the exercise of Mr. Ergen’s options that are either currently exercisable or may become exercisable within 60 days of April 22, 2015).  Mr. Ergen’s beneficial ownership includes: (i) 9,694,505 Class B Shares owned beneficially by Mrs. Ergen solely by virtue of her position as trustee of the Ergen Five-Year 2010 DISH GRAT; and (ii) 50,000,000 Class B Shares owned beneficially by Mrs. Ergen solely by virtue of her position as trustee of the Ergen Three-Year 2014 DISH GRAT.  Mr. Ergen’s beneficial ownership excludes 25,188,204 Class A Shares issuable upon conversion of Class B Shares held by certain trusts established by Mr. Ergen for the benefit of his family (see (6) below in the notes to the table).  These trusts beneficially own approximately 10.1% of our total equity securities and possess approximately 9.7% of the total voting power.

(4)               Mrs. Ergen beneficially owns all of the Class A Shares owned by her spouse, Mr. Ergen, except for 1,177,000 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 22, 2015.

(5)               The address of Putnam Investments, LLC (“Putnam Investments”) is One Post Office Square, Boston, Massachusetts 02109.  Of the Class A Shares beneficially owned, Putnam Investments has sole voting power as to 244,959 Class A Shares and sole dispositive power as to 37,033,054 Class A Shares.  The foregoing information is based solely upon a Schedule 13G filed by Putnam Investment with the SEC on February 17, 2015.

(6)               The address of Mr. Gouger is 5701 S. Santa Fe Drive, Littleton, Colorado 80123.  Mr. Gouger’s beneficial ownership includes: (i) 140 Class A Shares; (ii) 7,249 Class A Shares owned beneficially indirectly by Mr. Gouger in his 401(k) Plan; (iii) 8,184 Class A Shares owned beneficially by Mr. Gouger solely by virtue of his position as trustee of certain trusts established by Mr. Ergen for the benefit of his family; and (iv) 25,188,204 Class B Shares owned beneficially by Mr. Gouger solely by virtue of his position as trustee of certain trusts established by Mr. Ergen for the benefit of his family.

(7)               The address of JPMorgan Chase & Co. (“JPMorgan Chase”) is 270 Park Avenue, New York, New York 10017.  Of the Class A Shares beneficially owned, JPMorgan Chase has sole voting power as to 15,701,607 Class A Shares and sole dispositive power as to 16,890,741 Class A Shares.  In addition, of the Class A Shares beneficially owned, JPMorgan Chase has shared voting power as to 226,314 Class A Shares and shared dispositive power as to 263,002 Class A Shares.  The foregoing information is based solely upon a Schedule 13G filed by JPMorgan Chase with the SEC on January 14, 2015.

(8)               The address of Dodge & Cox is 555 California Street, 40th Floor, San Francisco, California 94104.  Of the Class A Shares beneficially owned, Dodge & Cox has sole voting power as to 10,859,963 Class A Shares and sole dispositive power as to 11,501,480 Class A Shares.  The foregoing information is based solely upon a Schedule 13G filed by Dodge & Cox with the SEC on February 13, 2015.

(9)               Mr. DeFranco’s beneficial ownership includes: (i) 1,133,529 Class A Shares; (ii) 19,604 Class A Shares held in the 401(k) Plan; (iii) 12,000 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 22, 2015; (iv) 50,000 Class A Shares held by Mr. DeFranco in an irrevocable trust for the benefit of his children and grandchildren; (v) 12,160 Class A Shares held by Mr. DeFranco as custodian for his children; (vi) 1,250,000 Class A Shares controlled by Mr. DeFranco as general partner of a limited partnership; and (vii) 1,905,059 Class A Shares held by Mr. DeFranco as a general partner of a different limited partnership.

(10)        Mr. Moskowitz’s beneficial ownership includes: (i) 127,779 Class A Shares; (ii) 18,795 Class A Shares held in the 401(k) Plan; (iii) 460,000 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 22, 2015; (iv) 1,328 Class A Shares held as custodian for his children; and (v) 28,500 Class A Shares held by a charitable foundation for which Mr. Moskowitz is a member of the board of directors.

(11)        Mr. Clayton’s beneficial ownership includes: (i) 179,108 Class A Shares; (ii) 374 Class A Shares held in the 401(k) Plan; and (iii) 62,000 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 22, 2015.  Mr. Clayton retired on March 31, 2015.

(12)        Mr. Han’s beneficial ownership includes: (i) 11,037 Class A Shares; (ii) 1,075 Class A Shares held in the 401(k) Plan; and (iii) 152,000 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 22, 2015.

(13)        Mr. Ortolf’s beneficial ownership includes: (i) 15,000 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 22, 2015; (ii) 200 Class A Shares held in the name of one of his children; and (iii) 60,000 Class A Shares held by a partnership of which Mr. Ortolf is a partner and are held as collateral for a margin account.

(14)        Mr. Vogel’s beneficial ownership includes: (i) 10,165 Class A Shares (including 10,000 shares held in an account that is subject to a margin loan); (ii) 1,328 Class A Shares held in the 401(k) Plan; and (iii) 60,000 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 22, 2015.

(15)        Mr. McClaskey’s beneficial ownership includes: (i) 1,306 Class A Shares; (ii) 951 Class A Shares held in the 401(k) Plan; and (iii) 26,000 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 22, 2015.

(16)        Mr. Lillis’ beneficial ownership includes: (i) 8,080 Class A Shares; (ii) 12,500 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 22, 2015; (iii) 2,355 Class A Shares held by a limited liability company of which Mr. Lillis is the managing member; and (iv) 3,925 Class A Shares held by Mr. Lillis’ spouse.

(17)        Mr. Brokaw’s beneficial ownership includes 12,500 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 22, 2015.

(18)        Mr. Goodbarn’s beneficial ownership includes: (i) 5,000 Class A Shares; and (ii) 7,000 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 22, 2015.

(19)        Mr. Mohebbi’s beneficial ownership includes 8,750 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 22, 2015.

(20)        Mr. Olson’s beneficial ownership includes: (i) 4,091 Class A Shares; and (ii) 715 Class A Shares held in the 401(k) Plan.  Mr. Olson retired from the Corporation on October 15, 2014, and the foregoing information is based solely upon information available to the Corporation on October 15, 2014.

(21)        Mr. Swain’s beneficial ownership includes 286 Class A Shares held in the 401(k) Plan.

(22)        Includes: (i) 3,461,723 Class A Shares; (ii) 70,080 Class A Shares held in the 401(k) Plan; (iii) 2,337,750 Class A Shares subject to employee and nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 22, 2015; (iv) 3,217,414 Class A Shares held in partnerships; (v) 213,247,004 Class A Shares issuable upon conversion of Class B Shares; (vi) 83,503 Class A Shares held in the name of, or in trust for, children and other family members; and (vii) 55,500 Class A Shares held by charitable foundations.  Class A Shares and Class B Shares beneficially owned by both Mr. and Mrs. Ergen are only included once in calculating the aggregate number of shares owned by directors and executive officers as a group.

(23)        Held by certain trusts established by Mr. Ergen for the benefit of his family.

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

Related Party Transactions with EchoStar Corporation

On January 1, 2008, we completed the spin-off of EchoStar (the “Spin-off”), which was previously our subsidiary. Following the Spin-off, DISH Network and EchoStar have operated as separate publicly-traded companies and, except for the Satellite and Tracking Stock Transaction and Sling TV Holding L.L.C. described below, neither entity has any ownership interest in the other. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

Amended and Restated T2 Development Agreement.   On August 29, 2013, we and EchoStar entered into a development agreement (the “T2 Development Agreement”) with respect to the T2 satellite, by which EchoStar reimbursed us for amounts we paid pursuant to an authorization to proceed (the “T2 ATP”) with Space Systems/Loral, Inc. (“SS/L”) related to the T2 satellite construction contract.  In exchange, we granted EchoStar a right of first refusal and right of first offer to purchase our rights in T2 during the term of the T2 Development Agreement.  In addition, under certain circumstances EchoStar had a right to receive a portion of the sale proceeds in the event T2 was sold to a third party during or following the term of the T2 Development Agreement.  Unless sooner terminated in accordance with its terms, the term of the T2 Development Agreement expired on the later of: (i) December 31, 2013, or (ii) the date on which the T2 ATP expired.

During the fourth quarter 2013, we and EchoStar amended and restated the T2 Development Agreement (the “Amended and Restated T2 Development Agreement”), which superseded and replaced the T2 Development Agreement.  Under the Amended and Restated T2 Development Agreement, EchoStar reimbursed us for amounts we paid pursuant to the T2 ATP with SS/L.  During the year ended December 31, 2014, we received payments from EchoStar of approximately $32 million under the Amended and Restated T2 Development Agreement to reimburse us for amounts paid to SS/L.  In exchange, we granted EchoStar the right and option to purchase our rights in the T2 satellite for the sum of $55 million, exercisable at any time between January 1, 2014 and (i) the expiration or earlier termination of the Amended and Restated T2 Development Agreement or (ii) December 19, 2014, whichever occurred sooner.  Unless sooner terminated in accordance with its terms, the term of the Amended and Restated T2 Development Agreement expired on the later of: (a) December 19, 2014; or (b) the date on which the T2 ATP expired.  During the fourth quarter 2014, EchoStar purchased our rights to the T2 satellite for $55 million.  Including this payment, we received payments from EchoStar of approximately $87 million under the Amended and Restated T2 Development Agreement during 2014.

Application Development Agreement.  During the fourth quarter 2012, we and EchoStar entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which EchoStar provides us with certain services relating to the development of web-based applications for set-top boxes for a period ending on February 1, 2016.  The Application Development Agreement renews automatically for successive one-year periods thereafter, unless terminated earlier by us or EchoStar at any time upon at least 90 days notice.  The fees for services provided under the Application Development Agreement are calculated at EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.  We incurred expenses payable to EchoStar of approximately $7 million under the Application Development Agreement during 2014.

Broadcast Agreement.  Effective January 1, 2012, we and EchoStar entered into a broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which EchoStar provides broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 1, 2012 to December 31, 2016.  The fees for services provided under the 2012 Broadcast Agreement are calculated at either:  (a) EchoStar’s cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.  We have the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to EchoStar.  If we terminate the teleport services provided under the 2012 Broadcast Agreement for a reason other than EchoStar’s breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.  We incurred expenses payable to EchoStar of approximately $224 million under the 2012 Broadcast Agreement during 2014.

Broadcast Agreement for Certain Sports Related Programming.  During May 2010, we and EchoStar entered into a broadcast agreement pursuant to which EchoStar provides certain broadcast services to us in connection with our carriage of certain sports related programming.  The term of this agreement is for ten years.  If we terminate this agreement for a reason other than EchoStar’s breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.  The fees for the broadcast services provided under this agreement depend, among other things, upon the cost to develop and provide such services.  We incurred expenses payable to EchoStar of approximately $2 million under this broadcast agreement during 2014.

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement automatically renewed on February 23, 2015 for an additional one-year period until February 23, 2016.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  We incurred expenses payable to EchoStar of approximately $3 million under the remote access services agreement during 2014.

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  We have the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  In October 2014, we exercised our right to renew this agreement for a one-year period ending on December 31, 2015.  We incurred expenses payable to EchoStar of approximately $6 million under the DISHOnline.com services agreement during 2014.

Hughes Agreements.

DBSD North America.  On March 9, 2012, we completed the acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  During the second quarter 2011, EchoStar acquired Hughes.  Prior to our acquisition of DBSD North America and EchoStar’s acquisition of Hughes, DBSD North America and HNS entered into an agreement pursuant to which HNS provides, among other things, hosting, operations and maintenance services for DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement renewed for a one-year period ending on February 15, 2016, and renews for one additional one-year period unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.  We incurred expenses payable to HNS of approximately $2 million under this agreement during 2014.

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, dishNET Satellite Broadband L.L.C. (“dishNET Satellite Broadband”), our indirect wholly-owned subsidiary, and HNS entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which dishNET Satellite Broadband has the right, but not the obligation, to market, sell and distribute the HNS satellite Internet service (the “Service”).  dishNET Satellite Broadband pays HNS a monthly per subscriber wholesale service fee for the Service based upon the subscriber’s service level, and, beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET Satellite Broadband has the right, but not the obligation, to purchase certain broadband equipment from HNS to support the sale of the Service.  The Distribution Agreement initially had a term of five years with automatic renewal for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term.  As part of the Satellite and Tracking Stock Transaction, on February 20, 2014, dishNET Satellite Broadband and HNS amended the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement through March 1, 2024.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.  We incurred expenses payable to HNS of approximately $70 million under the Distribution Agreement during 2014 for services from HNS.  In addition, we purchased approximately $24 million of broadband customer premise equipment from HNS during 2014.

Radio Access Network Agreement.  On November 29, 2012, we entered into an agreement with HNS pursuant to which HNS constructed for us a ground-based satellite radio access network (“RAN”) for a fixed fee.  This agreement was terminated during the fourth quarter 2014.  As of December 31, 2014, we capitalized approximately $18 million under this agreement.

TerreStar.  On March 9, 2012, we completed the acquisition of substantially all the assets of TerreStar Networks, Inc. (“TerreStar”).  Prior to our acquisition of substantially all the assets of TerreStar and EchoStar’s acquisition of Hughes, TerreStar and HNS entered into various agreements pursuant to which HNS provides, among other things, hosting, operations and maintenance services for TerreStar’s satellite gateway and associated ground infrastructure.  These agreements generally may be terminated by us at any time for convenience.  We incurred expenses payable to HNS of approximately $5 million under these agreements during 2014.

Intellectual Property Matters Agreement.  In connection with the Spin-off, we entered into an intellectual property matters agreement with EchoStar. The intellectual property matters agreement governs our relationship with EchoStar with respect to patents, trademarks and other intellectual property.  The term of the intellectual property matters agreement will continue in perpetuity.  Pursuant to the intellectual property matters agreement we irrevocably assigned to EchoStar all right, title and interest in certain patents, trademarks and other intellectual property necessary for the operation of EchoStar’s set-top box business.  In addition, the agreement permits EchoStar to use, in the operation of its set-top box business, certain other intellectual property currently owned or licensed by us and our subsidiaries.  Pursuant to the intellectual property matters agreement we may not use the “EchoStar” name as a trademark, except in certain limited circumstances.  Similarly, the intellectual property matters agreement provides that EchoStar will not make any use of the name or trademark “DISH Network” or any other trademark owned by us, except in certain circumstances.  There were no payments under the intellectual property matters agreement during 2014.  There are no payments expected under the intellectual property matters agreement in 2015.

Patent Cross-License Agreements.  During December 2011, we and EchoStar entered into separate patent cross-license agreements with the same third party whereby:  (i) EchoStar and such third-party licensed their respective patents to each other subject to certain conditions; and (ii) we and such third-party licensed our respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”).  Each Cross License Agreement covers patents acquired by the respective party prior to January 1, 2017 and aggregate payments under both Cross-License Agreements total less than $10 million.  Each Cross License Agreement also contains an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 1, 2022.  If both options are exercised, the aggregate additional payments to such third-party would total less than $3 million.  However, we and EchoStar may elect to extend our respective Cross-License Agreement independently of each other.  Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenues of us and EchoStar, we and EchoStar agreed to allocate our respective payments to such third party based on our respective percentage of combined total revenue.   No payments were made under the Cross-License Agreements during 2014.

Product Support Agreement.  In connection with the Spin-off, we entered into a product support agreement pursuant to which we have the right, but not the obligation, to receive product support from EchoStar (including certain engineering and technical support services) for all set-top boxes and related accessories that EchoStar has previously sold and in the future may sell to us.  The fees for the services provided under the product support agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the services provided.  The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier.  We may terminate the product support agreement for any reason upon at least 60 days notice.  In the event of an early termination of this agreement, we are entitled to a refund of any unearned fees paid to EchoStar for the services.  We incurred expenses payable to EchoStar of approximately $48 million under the product support agreement during 2014.

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement automatically renewed on January 1, 2015 for an additional one-year period until January 1, 2016 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.  We earned revenues of approximately $1 million from EchoStar under the Professional Services Agreement during 2014.  We incurred expenses payable to EchoStar of approximately $14 million under the Professional Services Agreement during 2014.

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  We incurred expenses payable to EchoStar of approximately $14 million under these real estate lease agreements during 2014.   The term of each lease is set forth below:

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

•                  Cheyenne Lease Agreement.  The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

Additionally, since the Spin-off, we have entered into lease agreements pursuant to which we lease certain real estate to EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  We earned revenues of less than $1 million from EchoStar under these real estate leases during 2014.  The term of each lease is set forth below:

•                  El Paso Lease Agreement.   During 2012, we leased certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for a period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms.

•                  American Fork Occupancy License Agreement.  During 2013, we subleased certain space at 796 East Utah Valley Drive, American Fork, Utah to EchoStar for a period ending on July 31, 2017.  In connection with the Exchange Agreement relating to Sling TV Holding L.L.C. discussed below, this sublease terminated during the fourth quarter 2014.

Receiver Agreement.  EchoStar is currently our primary supplier of set-top box receivers.  Effective January 1, 2012, we and EchoStar entered into a receiver agreement (the “2012 Receiver Agreement”) pursuant to which we had the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We had an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  On May 5, 2014, we provided EchoStar notice to extend the 2012 Receiver Agreement for one additional year until December 31, 2015.  The 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.  EchoStar provides us with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.  We incurred expenses payable to EchoStar of approximately $1.1 billion under the 2012 Receiver Agreement during 2014.  Included in this amount are purchases of certain broadband customer premise equipment from EchoStar under the 2012 Receiver Agreement.

Remanufactured Receiver Agreement.  We entered into a remanufactured receiver agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2014, we and EchoStar extended this agreement until December 31, 2015.  EchoStar may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to us.  We may also terminate this agreement if certain entities acquire us.  We earned revenues of approximately $3 million as a result of EchoStar’s purchases of remanufactured receivers and accessories from us during 2014.

Satellite Capacity Agreements

Satellite Capacity Leased from EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  We incurred expenses payable to EchoStar of approximately $404 million under satellite capacity agreements during 2014.  The term of each lease is set forth below:

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

Satellite Capacity Leased to EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which EchoStar leases certain capacity on certain satellites owned by us.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  We earned revenues of approximately $51 million from EchoStar under these satellite capacity agreements during 2014.  The term of each lease is set forth below:

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

Satellite and Tracking Stock Transaction with EchoStar.  To improve our position in the growing consumer satellite broadband market, among other reasons, on February 20, 2014, we entered into agreements with EchoStar to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, we transferred to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV (collectively, the “Transferred Satellites”), including related in-orbit incentive obligations and interest payments of approximately $59 million) and approximately $11 million in cash in exchange for shares of a series of preferred tracking stock issued by EchoStar and shares of a series of preferred tracking stock issued by HSSC; and (ii) beginning on March 1, 2014, we lease back all available satellite capacity on the Transferred Satellites (collectively, the “Satellite and Tracking Stock Transaction”).  The Satellite and Tracking Stock Transaction is further described below:

Transaction Agreement.  On February 20, 2014, DISH Operating L.L.C. (“DOLLC”) and DISH Network L.L.C. (“DNLLC”, together with DOLLC, the “DISH Investors”) and EchoStar XI Holding L.L.C., all indirect wholly-owned subsidiaries of us, entered into a Transaction Agreement (the “Transaction Agreement”) with EchoStar, HSSC and Alpha Company LLC, a wholly-owned subsidiary of EchoStar, pursuant to which, on March 1, 2014,  we, among other things, transferred to EchoStar and HSSC the Transferred Satellites (including related in-orbit incentive obligations and interest payments of approximately $59 million) and approximately $11 million in cash in exchange for an aggregate of 6,290,499 shares of preferred tracking stock issued by EchoStar and 81.128 shares of preferred tracking stock issued by HSSC (collectively, the “Tracking Stock”).  The Tracking Stock generally tracks the residential retail satellite broadband business of HNS, including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”).  The shares of the Tracking Stock issued to the DISH Investors represent an aggregate 80% economic interest in the Hughes Retail Group.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  The Transaction Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

Satellite Capacity Leased from EchoStar.  On February 20, 2014, we entered into satellite capacity agreements with certain subsidiaries of EchoStar pursuant to which, beginning March 1, 2014, we, among other things, lease all available satellite capacity on the Transferred Satellites.  See “Satellite Capacity Agreements - Satellite Capacity Leased from EchoStar” above for further discussion.

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

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive certain services related to placeshifting.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement automatically renewed on February 23, 2015 for an additional one-year period until February 23, 2016.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  We incurred expenses payable to EchoStar of approximately $4 million under the SlingService services agreement during 2014.

Sling Trademark License Agreement.  On December 31, 2014, Sling TV L.L.C. entered into an agreement with Sling Media, Inc., a subsidiary of EchoStar, pursuant to which we have the right for a fixed fee to use certain trademarks, domain names and other intellectual property related to the “Sling” trademark for a period ending on December 31, 2016.  No payments were made under this agreement during 2014.

Sling TV Holding L.L.C.  Effective July 1, 2012, we and EchoStar formed Sling TV Holding L.L.C. (“Sling TV”, f/k/a DISH Digital Holding L.L.C.), which was owned two-thirds by us and one-third by EchoStar and was consolidated into our financial statements beginning July 1, 2012.  Sling TV was formed to develop and commercialize certain advanced technologies.  At that time, we, EchoStar and Sling TV entered into the following agreements with respect to Sling TV:  (i) a contribution agreement pursuant to which we and EchoStar contributed certain assets in exchange for our respective ownership interests in Sling TV; (ii) a limited liability company operating agreement (the “Operating Agreement”), which provides for the governance of Sling TV; and (iii) a commercial agreement (the “Commercial Agreement”) pursuant to which, among other things, Sling TV has:  (a) certain rights and corresponding obligations with respect to its business; and (b) the right, but not the obligation, to receive certain services from us and EchoStar, respectively.  Since this was a formation of an entity under common control and a step-up in basis was not allowed, each party’s contributions were recorded at historical book value for accounting purposes.

Effective August 1, 2014, EchoStar and Sling TV entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, Sling TV distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV to a ten percent non-voting interest.  We now have a ninety percent equity interest and a 100% voting interest in Sling TV.  In addition, we, EchoStar and Sling TV amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement.  Finally, we, EchoStar and Sling TV amended and restated the Commercial Agreement, pursuant to which, among other things, Sling TV:  (1) continues to have certain rights and corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain services from us and EchoStar; and (3) has a license from EchoStar to use certain of the assets distributed to EchoStar as part of the Exchange Agreement.  We incurred expenses payable to EchoStar of approximately $27 million under the Commercial Agreement during 2014.

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

In light of the tax sharing agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns.  As a result, we agreed to pay EchoStar $83 million of the tax benefit we received or will receive.  Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit.  In addition, during the third quarter 2013, we and EchoStar agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and EchoStar for such combined returns, through the taxable period ending on December 31, 2017.  No payments were made with respect to the tax sharing agreement during 2014.

We and EchoStar file combined income tax returns in certain states.  In 2014, EchoStar earned and recognized a tax benefit for certain state income tax credits that EchoStar estimates it would be unable to utilize in the future if it had filed separately from us.  We expect to utilize these tax credits to reduce our state income tax payable in the future.  In accordance with accounting rules that apply to transfers of assets between entities under common control, we recorded a capital contribution of $5 million in “Additional paid-in capital” on our Consolidated Balance Sheets, representing the amount that we estimate is more likely than not to be realized by us as a result of our utilization of these tax credits earned.  Any payments made to EchoStar related to the utilization of these credits will be recorded as a reduction to “Additional paid-in capital” on our Consolidated Balance Sheets.

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

TT&C Agreement.  Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  We are able to terminate the 2012 TT&C Agreement for any reason upon 60 days notice.  As part of the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the 2012 TT&C Agreement to cease the provision of TT&C services from EchoStar for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. As of March 1, 2014, EchoStar is providing TT&C services to us for the EchoStar XV, D1 and T1 satellites. We incurred expenses payable to EchoStar of approximately $2 million under the 2012 TT&C Agreement during 2014.

XiP Encryption Agreement.  During the third quarter 2012, we entered into an encryption agreement with EchoStar for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which EchoStar provides certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  The initial term of the XiP Encryption Agreement was for a period until December 31, 2014.  Under the XiP Encryption Agreement, we had the option, but not the obligation, to extend the XiP Encryption Agreement for one additional year upon 180 days notice prior to the end of the term.  On May 5, 2014, we provided EchoStar notice to extend the XiP Encryption Agreement for one additional year until December 31, 2015.  We and EchoStar each have the right to terminate the XiP Encryption Agreement for any reason upon at least 30 days notice and 180 days notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.  No payments were made under the XiP Encryption Agreement during 2014.

Other Agreement.  In November 2009, Mr. Roger Lynch became employed by both us and EchoStar as an Executive Vice President.  Mr. Lynch is responsible for the development and implementation of advanced technologies that are of potential utility and importance to both us and EchoStar.  Mr. Lynch’s compensation consisted of cash and equity compensation and was borne by both EchoStar and us.  As of January 1, 2015, Mr. Lynch is solely employed by us.

Related Party Transactions with NagraStar L.L.C. (“NagraStar”)

NagraStar is a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.  During the year ended December 31, 2014, we purchased from NagraStar security access and other fees at an aggregate cost to us of $85 million.  As of December 31, 2014, amounts payable to NagraStar totaled $27 million.

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

Certain Related Party Transactions with Certain Members of Our Board of Directors

Ergen Family.  During 2014, Mrs. Ergen served as a Senior Advisor and as a member of our Board of Directors, and we paid her approximately $100,000.  During 2014, we employed Mrs. Katie Flynn, the daughter of Mr. and Mrs. Ergen, as an Assistant Brand Manager and paid her approximately $80,000.  During 2014, we also employed Mr. Christopher Ergen, the son of Mr. and Mrs. Ergen, as an intern and paid him approximately $3,000.  During 2015, we expect to continue to employ Mrs. Ergen, Mrs. Flynn, Mr. Christopher Ergen and certain other Ergen children. While the amount paid during 2015 will depend on the time and services that will be provided, we expect to pay Mrs. Ergen approximately $100,000, Mrs. Flynn approximately $90,000, Mr. Christopher Ergen approximately $25,000 and certain other Ergen children approximately $25,000 in the aggregate during 2015.

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

Mr. Christopher Ergen/Yottabytes Ventures LLC.  During the second quarter 2012, we entered into an agreement pursuant to which we had the right to make certain investments in Yottabytes Ventures LLC (“YBV”), a company that develops mobile web-based video applications.  As of December 31, 2014, we had invested $700,000 in YBV, which resulted in us owning approximately 77.8% of YBV.  We have the right, but not the obligation, to invest an additional $100,000 in YBV, which if exercised would bring our aggregate ownership interest in YBV to 80%.  As part of our investment, we also have the right to appoint two out of the three members of the YBV board of directors.  Mr. Christopher Ergen, Mr. and Mrs. Ergen’s son, is an owner in YBV.  As of December 31, 2014, Mr. Christopher Ergen had approximately a 5.6% ownership interest in YBV.

Director Independence

We are a “controlled company” within the meaning of the NASDAQ Marketplace Rules because more than 50% of our voting power is held by Charles W. Ergen, our Chairman.  Mr. Ergen currently beneficially owns approximately 49.4% of our total equity securities and possesses approximately 81.8% of the total voting power.  Mr. Ergen’s beneficial ownership excludes 25,188,204 of Class A Shares issuable upon conversion of Class B Shares currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 10.1% of our total equity securities and possess approximately 9.7% of the total voting power.  Please see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Security Ownership” above.  Therefore, we are not subject to the NASDAQ listing requirements that would otherwise require us to have: (i) a Board of Directors comprised of a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iii) a compensation committee charter which, among other things, provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Nevertheless, the Corporation has created a Compensation Committee and a Nominating Committee, in addition to an Audit Committee, all of which are composed entirely of independent directors.  The charters of our Compensation, Audit, and Nominating Committees are available free of charge on our website at http://www.dish.com.

Item 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2014.  The Audit Committee, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Audit Committee believes that a change would be in the best interests of DISH Network.

Fees Paid to KPMG LLP for 2014 and 2013

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for the years ended December 31, 2014 and December 31, 2013, and fees billed for other services rendered by KPMG LLP during those periods.

	For the Years Ended December 31,
	2014	2013
Audit Fees (1)	$2,300,000	$2,125,000
Audit-Related Fees (2)	240,467	385,135
Total Audit and Audit-Related Fees	2,540,467	2,510,135
Tax Compliance Fees	652,603	811,924
Tax Consultation Fees	665,012	1,469,794
All Other Fees	—	—
Total Fees	$3,858,082	$4,791,853

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

The request may be made with respect to either specific services or a type of service for predictable or recurring services.  100% of the fees paid by us to KPMG LLP for services rendered in 2014 and 2013 were pre-approved by the Audit Committee.

PART IV

Item 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         Documents filed as part of this report:

(1)         Consolidated Financial Statements

No consolidated financial statements are filed with this 10-K/A.  The consolidated financial statements and notes thereto were included as part of the 10-K filed with the SEC on February 23, 2015.

(2)         Financial Statement Schedules

No financial statement schedules are filed with this 10-K/A.  All schedules were included in the consolidated financial statements or notes thereto of the 10-K filed with the SEC on February 23, 2015.

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

10.54*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807).***

10.55*

QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.56*

Receiver Agreement dated January 1, 2012 between Echosphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176).***

10.57*

Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176).***

10.58*

Confidential Settlement Agreement and Release dated as of October 21, 2012 by and between Voom HD Holdings LLC and CSC Holdings, LLC, on the one hand, and DISH Network L.L.C., on the other hand, and for certain limited purposes, DISH Media Holdings Corporation, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2012, Commission File No. 0-26176).***

10.59*

Description of the 2013 Long-Term Incentive Plan dated November 30, 2012 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 6, 2012, Commission File No. 000-26176).**

10.60*

Amendment to EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. dated December 21, 2012 (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2012, Commission File No. 0-26176).***

10.61*

Transaction Agreement, dated February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, Alpha Company LLC, DISH Network L.L.C., DISH Operating L.L.C. and EchoStar XI Holding L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176).***

10.62*

Investor Rights Agreement, dated February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, DISH Operating L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176).***

10.63*

Form of Satellite Capacity Agreement between EchoStar Satellite Operating Corporation and DISH Operating L.L.C. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176).***

21*

Subsidiaries of DISH Network Corporation (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2014, Commission File No. 0-26176).

23*

Consent of KPMG LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2014, Commission File No. 0-26176).

24*

Power of Attorney authorizing R. Stanton Dodge as signatory for Charles W. Ergen, George R. Brokaw, James DeFranco, Cantey M. Ergen, Steven R. Goodbarn, Charles M. Lillis, Afshin Mohebbi, David K. Moskowitz, Tom A. Ortolf and Carl E. Vogel (incorporated by reference to Exhibit 24 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2014, Commission File No. 0-26176).

31.1*

Section 302 Certification of Chief Executive Officer with respect to the 10-K (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2014, Commission File No. 0-26176).

31.2*

Section 302 Certification of Chief Financial Officer with respect to the 10-K (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2014, Commission File No. 0-26176).

31.3☐	Section 302 Certification of Chief Executive Officer with respect to this 10-K/A.

31.4☐	Section 302 Certification of Chief Financial Officer with respect to this 10-K/A.

32.1*

Section 906 Certification of Chief Executive Officer with respect to the 10-K (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2014, Commission File No. 0-26176).

32.2*

Section 906 Certification of Chief Financial Officer with respect to the 10-K (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2014, Commission File No. 0-26176).

101*

The following materials from the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2014, filed on February 23, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements (incorporated by reference to Exhibit 101 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2014, Commission File No. 0-26176).

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

Date: April 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	President and Chief Executive Officer and Chairman	April 30, 2015
Charles W. Ergen	(Principal Executive Officer)

/s/ Steven E. Swain	Senior Vice President and Chief Financial Officer	April 30, 2015
Steven E. Swain	(Principal Financial and Accounting Officer)

*	Director	April 30, 2015
George R. Brokaw

*	Director	April 30, 2015
James DeFranco

*	Director	April 30, 2015
Cantey M. Ergen

*	Director	April 30, 2015
Steven R. Goodbarn

*	Director	April 30, 2015
Charles M. Lillis

*	Director	April 30, 2015
Afshin Mohebbi

*	Director	April 30, 2015
David K. Moskowitz

*	Director	April 30, 2015
Tom A. Ortolf

*	Director	April 30, 2015
Carl E. Vogel

* By:	/s/ R. Stanton Dodge
R. Stanton Dodge
Attorney-in-Fact