Form 10-Q
period 2015-03-31
DISH Network CORP
filed 2015-05-11
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015.

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of April 30, 2015, the registrant’s outstanding common stock consisted of 224,363,507 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

ii

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) filed with the SEC, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

Unless otherwise required by the context, in this report, the words “DISH Network,” the “Company,” “we,” “our” and “us” refer to DISH Network Corporation and its subsidiaries, “EchoStar” refers to EchoStar Corporation and its subsidiaries, and “DISH DBS” refers to DISH DBS Corporation and its subsidiaries, a wholly-owned, indirect subsidiary of DISH Network.

iii

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$1,049,897	$7,104,496
Marketable investment securities	349,146	2,131,745
Trade accounts receivable - other, net of allowance for doubtful accounts of $15,895 and $23,603, respectively	887,670	920,103
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	40,841	31,390
Inventory	484,747	493,754
Deferred tax assets	25,667	25,667
Derivative financial instruments (Note 2)	451,071	383,460
FCC auction deposits	9,995,567	1,320,000
Other current assets	128,994	167,119
Total current assets	13,413,600	12,577,734

Noncurrent Assets:
Restricted cash and marketable investment securities	86,984	86,984
Property and equipment, net	3,786,400	3,773,539
FCC authorizations	4,968,171	4,968,171
Other investment securities	327,250	327,250
Other noncurrent assets, net	342,800	337,530
Total noncurrent assets	9,511,605	9,493,474
Total assets	$22,925,205	$22,071,208

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$198,434	$165,324
Trade accounts payable - EchoStar	270,168	251,669
Deferred revenue and other	917,144	891,373
Accrued programming	1,500,079	1,376,130
Accrued interest	217,166	227,158
Other accrued expenses	639,497	519,404
Current portion of long-term debt and capital lease obligations	2,182,175	681,467
Total current liabilities	5,924,663	4,112,525

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	12,240,749	13,746,059
Deferred tax liabilities	1,938,598	1,882,711
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	283,977	276,281
Total long-term obligations, net of current portion	14,463,324	15,905,051
Total liabilities	20,387,987	20,017,576

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	248,837	41,498

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 280,004,955 and 279,406,646 shares issued, 223,886,695 and 223,288,386 shares outstanding, respectively	2,800	2,794
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	2,700,376	2,678,791
Accumulated other comprehensive income (loss)	79,031	174,507
Accumulated earnings (deficit)	1,075,477	723,992
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	2,290,609	2,013,009
Noncontrolling interests	(2,228)	(875)
Total stockholders’ equity (deficit)	2,288,381	2,012,134
Total liabilities and stockholders’ equity (deficit)	$22,925,205	$22,071,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Revenue:
Subscriber-related revenue	$3,688,920	$3,556,187
Equipment sales and other revenue	22,467	22,239
Equipment sales, services and other revenue - EchoStar	12,841	15,772
Total revenue	3,724,228	3,594,198

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	2,162,766	2,069,132
Satellite and transmission expenses	186,840	149,496
Cost of sales - equipment, services and other	39,448	27,793
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	52,925	62,875
Other subscriber acquisition costs	208,573	252,464
Subscriber acquisition advertising	135,421	133,807
Total subscriber acquisition costs	396,919	449,146
General and administrative expenses	208,180	203,113
Depreciation and amortization (Note 8)	246,212	249,220
Total costs and expenses	3,240,365	3,147,900

Operating income (loss)	483,863	446,298

Other Income (Expense):
Interest income	8,494	14,164
Interest expense, net of amounts capitalized	(156,313)	(175,994)
Other, net	120,289	(5,189)
Total other income (expense)	(27,530)	(167,019)

Income (loss) before income taxes	456,333	279,279
Income tax (provision) benefit, net	(103,081)	(108,462)
Net income (loss)	353,252	170,817
Less: Net income (loss) attributable to noncontrolling interests, net of tax	1,767	(5,114)
Net income (loss) attributable to DISH Network	$351,485	$175,931

Weighted-average common shares outstanding - Class A and B common stock:
Basic	462,090	458,422
Diluted	464,046	461,361

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.76	$0.38
Diluted net income (loss) per share attributable to DISH Network	$0.76	$0.38

Comprehensive Income (Loss):
Net income (loss)	$353,252	$170,817
Other comprehensive income (loss):
Foreign currency translation adjustments	—	3,878
Unrealized holding gains (losses) on available-for-sale securities	7,422	9,983
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(59,487)	493
Deferred income tax (expense) benefit, net	(43,411)	(3,829)
Total other comprehensive income (loss), net of tax	(95,476)	10,525
Comprehensive income (loss)	257,776	181,342
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	1,767	(5,114)
Comprehensive income (loss) attributable to DISH Network	$256,009	$186,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$353,252	$170,817
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	246,212	249,220
Realized and unrealized losses (gains) on investments	(127,024)	1,521
Non-cash, stock-based compensation	7,709	9,863
Deferred tax expense (benefit)	12,477	25,088
Other, net	20,753	39,709
Changes in current assets and current liabilities, net	378,218	187,687
Net cash flows from operating activities from continuing operations	891,597	683,905
Net cash flows from operating activities from discontinued operations, net	—	(30,007)

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(13,507)	(1,290,940)
Sales and maturities of marketable investment securities	1,802,460	1,575,374
Purchases of property and equipment	(274,260)	(300,845)
H Block FCC license deposit (Note 10)	—	(1,235,866)
AWS-3 FCC license deposits (Note 10)	(9,075,567)	—
AWS-3 FCC deposit refund (Note 10)	400,000	—
Other, net	3,282	36,832
Net cash flows from investing activities from continuing operations	(7,157,592)	(1,215,445)
Net cash flows from investing activities from discontinued operations, net, including $0 and $0 of purchases of property and equipment, respectively	—	20,847

Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(7,116)	(7,724)
Capital contributions from Northstar Manager and SNR Management (Note 10)	204,200	—
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	6,345	6,014
Other, net	7,967	1,915
Net cash flows from financing activities from continuing operations	211,396	205

Net increase (decrease) in cash and cash equivalents from continuing operations	(6,054,599)	(531,335)
Cash and cash equivalents, beginning of period from continuing operations	7,104,496	4,700,022
Cash and cash equivalents, end of period from continuing operations	$1,049,897	$4,168,687

Net increase (decrease) in cash and cash equivalents from discontinued operations	—	(9,160)
Cash and cash equivalents, beginning of period from discontinued operations	—	9,160
Cash and cash equivalents, end of period from discontinued operations	$—	$—

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

•            DISH.  The DISH® branded pay-TV service (“DISH”) had 13.844 million subscribers in the United States as of March 31, 2015.  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  In addition, we market broadband services under the dishNET™ brand, which had 0.591 million subscribers in the United States as of March 31, 2015.  Our satellite broadband service utilizes advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide.  This service primarily targets rural residents that are underserved, or unserved, by wireline broadband.  In addition to the dishNET branded satellite broadband service, we also offer wireline voice and broadband services under the dishNET brand as a competitive local exchange carrier to consumers living in a 14-state region in the western United States.  We primarily bundle our dishNET branded services with our DISH branded pay-TV service.

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

•                  AWS-3 Auction.  On February 13, 2015, Northstar Wireless, LLC (“Northstar Wireless”) and SNR Wireless LicenseCo, LLC (“SNR Wireless”) each filed applications with the FCC to acquire certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) that were made available in the auction designated by the FCC as Auction 97 (the “AWS-3 Auction”) for which it was named as winning bidder and had made the required down payments.  Issuance of any AWS-3 Licenses to Northstar Wireless (the “Northstar Licenses”) or SNR Wireless (the “SNR Licenses”) depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  We cannot predict the timing or the outcome of the FCC’s review of those applications.  We own an 85% non-controlling interest in each of Northstar Spectrum, LLC (“Northstar Spectrum”) and SNR Wireless Holdco, LLC (“SNR Holdco”), the parent companies of Northstar Wireless and SNR Wireless, respectively.  After Northstar Wireless and SNR Wireless made the final payments to the FCC on March 2, 2015 for the Northstar Licenses and the SNR Licenses, respectively, our total non-controlling equity and debt investments in these entities and their parent companies, respectively, were approximately $9.778 billion.  Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR Holdco are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 for further discussion.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, we may need to make significant additional loans to Northstar Spectrum and Northstar Wireless (collectively, the “Northstar Entities”) and to SNR Holdco and SNR Wireless (collectively, the “SNR Entities”), or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

See Note 10 for further discussion.

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Redeemable Noncontrolling Interests

Northstar Wireless.  Northstar Wireless is a wholly owned subsidiary of Northstar Spectrum, which is an entity owned by Northstar Manager, LLC (“Northstar Manager”) and us.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we have consolidated Northstar Spectrum into our financial statements beginning in the fourth quarter 2014.  After the five-year anniversary of the grant of the Northstar Licenses, Northstar Manager has the ability, but not the obligation, to require Northstar Spectrum to purchase Northstar Manager’s ownership interests in Northstar Spectrum (the “Northstar Put Right”) for a purchase price that equals its equity contribution to Northstar Spectrum plus a fixed annual rate of return.  In the event that the Northstar Put Right is exercised by Northstar Manager, the consummation of the sale will be subject to FCC approval.  Northstar Spectrum does not have a call right with respect to Northstar Manager’s ownership interests in Northstar Spectrum.  Although Northstar Manager is the sole manager of Northstar Spectrum, Northstar Manager’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interest” in the mezzanine section of our Condensed Consolidated Balance Sheets.  Northstar Manager’s

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

ownership interest in Northstar Spectrum was initially accounted for at fair value.  Subsequently, Northstar Manager’s ownership interest in Northstar Spectrum is increased by the fixed annual rate of return through “Redeemable noncontrolling interest” in our Condensed Consolidated Balance Sheets, with the offset recorded in “Income (loss) attributable to noncontrolling interest, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The operating results of Northstar Spectrum attributable to Northstar Manager are recorded as “Redeemable noncontrolling interest” in our Condensed Consolidated Balance Sheets, with the offset recorded in “Income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 10 for further discussion on Northstar Wireless and the AWS-3 Auction.

SNR Wireless.  SNR Wireless is a wholly owned subsidiary of SNR Holdco, which is an entity owned by SNR Wireless Management, LLC (“SNR Management”) and us.  Under the applicable accounting guidance in ASC 810, SNR Holdco is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we have consolidated SNR Holdco into our financial statements beginning in the fourth quarter 2014.  After the five-year anniversary of the grant of the SNR Licenses, SNR Management has the ability, but not the obligation, to require SNR Holdco to purchase SNR Management’s ownership interests in SNR Holdco (the “SNR Put Right”) for a purchase price that equals its equity contribution to SNR Holdco plus a fixed annual rate of return.  In the event that the SNR Put Right is exercised by SNR Management, the consummation of the sale will be subject to FCC approval.  SNR Holdco does not have a call right with respect to SNR Management’s ownership interests in SNR Holdco.  Although SNR Management is the sole manager of SNR Holdco, SNR Management’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interest” in the mezzanine section of our Condensed Consolidated Balance Sheets.  SNR Management’s ownership interest in SNR Holdco was initially accounted for at fair value.  Subsequently, SNR Management’s ownership interest in SNR Holdco is increased by the fixed annual rate of return through “Redeemable noncontrolling interest” in our Condensed Consolidated Balance Sheets, with the offset recorded in “Income (loss) attributable to noncontrolling interest, net of tax” on our Statements of Operations and Comprehensive Income (Loss).  The operating results of SNR Holdco attributable to SNR Management are recorded as “Redeemable noncontrolling interest” in our Condensed Consolidated Balance Sheets, with the offset recorded in “Income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 10 for further discussion on SNR Wireless and the AWS-3 Auction.

Discontinued Operations

On April 26, 2011, we completed the acquisition of most of the assets of Blockbuster, Inc.  As of December 31, 2013, Blockbuster had ceased material operations.  The results of Blockbuster are presented for all periods as discontinued operations in our condensed consolidated financial statements.  On January 14, 2014, we completed the sale of our Blockbuster operations in Mexico.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

As of March 31, 2015 and December 31, 2014, the carrying value for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 6 for the fair value of our marketable investment securities and derivative financial instruments.

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

As of March 31, 2015 and December 31, 2014, we held derivative financial instruments indexed to the trading price of common equity securities with a fair value of $451 million and $383 million, respectively.  The fair value of the derivative financial instruments is dependent on the trading price of the indexed common equity securities, which may be volatile and vary depending on, among other things, the issuer’s financial and operational performance and market conditions.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 will become effective for us on January 1, 2017, and allows for either a full retrospective or modified retrospective adoption.  However, the FASB has proposed a potential one year deferral on the effective date for implementation of this standard.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.

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

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Net income (loss)	$353,252	$170,817
Less: Net income (loss) attributable to noncontrolling interests	1,767	(5,114)
Net income (loss) attributable to DISH Network	$351,485	$175,931

Weighted-average common shares outstanding - Class A and B common stock:
Basic	462,090	458,422
Dilutive impact of stock awards outstanding	1,956	2,939
Diluted	464,046	461,361

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.76	$0.38
Diluted net income (loss) per share attributable to DISH Network	$0.76	$0.38

As of March 31, 2015 and 2014, there were stock awards to acquire 0.4 million and 0.1 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.

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

	As of March 31,
	2015	2014
	(In thousands)
Performance based options (1)	4,018	7,766
Restricted Performance Units (1)	1,394	1,866
Total (1)	5,412	9,632

(1)         The decrease in performance based options and Restricted Performance Units primarily resulted from the expiration of the 2005 LTIP.

4.                                      Supplemental Data — Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
Cash paid for interest (including capitalized interest)	$230,382	$230,312
Cash received for interest	11,488	33,273
Cash paid for income taxes	944	9,427
Capitalized interest	65,999	36,281
Satellite and Tracking Stock Transaction with EchoStar:
Transfer of property and equipment, net	—	432,080
Investment in EchoStar and HSSC preferred tracking stock - cost method	—	316,204
Transfer of liabilities and other	—	44,540
Capital distribution to EchoStar, net of deferred taxes of $31,274	—	51,466

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.                                      Other Comprehensive Income (Loss)

The following table presents the tax effect on each component of “Other comprehensive income (loss).”

	For the Three Months
	Ended March 31,
	2015			2014
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit (1)	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$—	$—	$—	$3,878	$—	$3,878
Unrealized holding gains (losses) on available-for-sale securities	7,422	(2,744)	4,678	9,983	(3,649)	6,334
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(59,487)	(40,667)	(100,154)	493	(180)	313
Other comprehensive income (loss)	$(52,065)	$(43,411)	$(95,476)	$14,354	$(3,829)	$10,525

(1)         Prior to December 31, 2012, we had established a valuation allowance against all deferred tax assets that were capital in nature.  At December 31, 2012, it was determined that these deferred tax assets were realizable and the valuation allowance was released, including the valuation allowance related to a specific portfolio of available-for-sale securities for which changes in fair value had historically been recognized as a separate component of “Accumulated other comprehensive income (loss)”.  Under the intra-period tax allocation rules, a credit of $63 million was recorded in “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheets related to the release of this valuation allowance.

We elected to use the aggregate portfolio method to determine when the $63 million would be released from “Accumulated other comprehensive income (loss)” to “Income tax (provision) benefit, net” in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).  Under the aggregate portfolio approach, the intra-period tax allocation remaining in “Accumulated other comprehensive income (loss)” is not released to “Income tax (provision) benefit, net” until such time that the specific portfolio of available-for-sale securities that generated the original intra-period allocation is liquidated.  During the three months ended March 31, 2015, this specific available-for-sale security portfolio was liquidated and the $63 million credit that was previously recorded in “Accumulated other comprehensive income (loss)” was released to “Income tax (provision) benefit, net.”  This adjustment has no net effect on “Net cash flows from operating activities from continuing operations” or “Total stockholders’ equity (deficit).”

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax.

Unrealized /
Recognized
Gains
Accumulated Other Comprehensive Income (Loss)	(Losses)
(In thousands)
Balance as of December 31, 2014	$174,507
Other comprehensive income (loss) before reclassification	4,678
Amounts reclassified from accumulated other comprehensive income (loss)	(100,154)
Balance as of March 31, 2015	$79,031

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.                                      Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2015	2014
	(In thousands)
Marketable investment securities:
Current marketable investment securities - strategic	$321,342	$711,213
Current marketable investment securities - other	27,804	1,420,532
Total current marketable investment securities	349,146	2,131,745
Restricted marketable investment securities (1)	85,617	76,970
Total marketable investment securities	434,763	2,208,715

Restricted cash and cash equivalents (1)	1,367	10,014

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method	228,795	228,795
Investment in HSSC preferred tracking stock - cost method	87,409	87,409
Other investment securities - cost method	11,046	11,046
Total other investment securities	327,250	327,250

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$763,380	$2,545,979

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

Current Marketable Investment Securities — Strategic

Our current strategic marketable investment securities include strategic and financial debt and equity investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of March 31, 2015, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in our investment portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including, among others, commercial paper, corporate securities and U.S. treasury and agency securities.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Restricted Cash and Marketable Investment Securities

As of March 31, 2015 and December 31, 2014, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit.

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in noncurrent “Other investment securities” on our Condensed Consolidated Balance Sheets and accounted for using the cost, equity and/or available-for-sale methods of accounting.

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

Investment in Tracking Stock

To improve our position in the growing consumer satellite broadband market, among other reasons, on February 20, 2014, we entered into agreements with EchoStar Corporation (“EchoStar”) to implement a transaction pursuant to which, among other things:  (i) on March 1, 2014, we transferred to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV (collectively the “Transferred Satellites”)), including related in-orbit incentive obligations and cash interest payments of approximately $59 million), and approximately $11 million in cash in exchange for an aggregate of 6,290,499 shares of a series of preferred tracking stock issued by EchoStar and an aggregate of 81.128 shares of a series of preferred tracking stock issued by HSSC (collectively, the “Tracking Stock”); and (ii) beginning on March 1, 2014, we lease back certain satellite capacity on the Transferred Satellites (collectively, the “Satellite and Tracking Stock Transaction”).  The Tracking Stock generally tracks the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HSSC, including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”).  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.

Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar’s and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  As such, the Tracking Stock is accounted for under the cost method of accounting.

On February 20, 2014, DISH Operating L.L.C. (“DOLLC”) and DISH Network L.L.C. (“DNLLC”), each indirect wholly-owned subsidiaries of us, entered into an Investor Rights Agreement with EchoStar and HSSC with respect

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2015 and December 31, 2014, we had accumulated net unrealized gains of $125 million and $177 million, respectively.  These amounts, net of related tax effect, were $79 million and $175 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2015				As of December 31, 2014
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U. S. Treasury and agency securities	$62,777	$92	$—	$92	$58,254	$7	$(11)	$(4)
Commercial paper	11,277	—	—	—	68,556	—	—	—
Corporate securities	113,108	39,965	(15)	39,950	1,496,044	72,918	(153)	72,765
Other	35,241	83	(11)	72	192,607	1,293	—	1,293
Equity securities	212,360	84,499	—	84,499	393,254	106,971	(4,346)	102,625
Total	$434,763	$124,639	$(26)	$124,613	$2,208,715	$181,189	$(4,510)	$176,679

As of March 31, 2015, restricted and non-restricted marketable investment securities included debt securities of $62 million with contractual maturities within one year, $60 million with contractual maturities extending longer than one year through and including five years and $100 million with contractual maturities longer than ten years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of March 31, 2015, the unrealized losses related to our investments in debt securities primarily represented investments in corporate securities. We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time. In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	March 31, 2015		December 31, 2014
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$2,719	$(15)	$280,738	$(105)
12 months or more	128	(11)	135,853	(59)
Equity Securities:
Less than 12 months	—	—	15,338	(4,346)
12 months or more	—	—	—	—
Total	$2,847	$(26)	$431,929	$(4,510)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents (including restricted)	$944,733	$152,997	$791,736	$—	$7,009,897	$274,123	$6,735,774	$—

Debt securities (including restricted):
U. S. Treasury and agency securities	$62,777	$47,250	$15,527	$—	$58,254	$42,710	$15,544	$—
Commercial paper	11,277	—	11,277	—	68,556	—	68,556	—
Corporate securities	113,108	—	104,633	8,475	1,496,044	—	1,488,340	7,704
Other	35,241	—	35,031	210	192,607	—	58,171	134,436

Equity securities	212,360	212,360	—	—	393,254	393,254	—	—

Subtotal	434,763	259,610	166,468	8,685	2,208,715	435,964	1,630,611	142,140

Derivative financial instruments	451,071	—	451,071	—	383,460	—	383,460	—

Total	$885,834	$259,610	$617,539	$8,685	$2,592,175	$435,964	$2,014,071	$142,140

As of March 31, 2015 and December 31, 2014, our Level 3 investments consisted predominately of corporate securities.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  For our Level 3 investments, we evaluate, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

Changes in Level 3 instruments were as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2014	$142,140
Net realized and unrealized gains (losses) included in earnings	1,089
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	(403)
Purchases	—
Settlements	(134,141)
Issuances	—
Transfers into or out of Level 3	—
Balance as of March 31, 2015	$8,685

During the three months ended March 31, 2015, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months
	Ended March 31,
Other Income (Expense):	2015	2014
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$64,980	$5,637
Marketable investment securities - unrealized gains (losses) on investments accounted for using the Fair Value Option	—	4,276
Derivative financial instruments - net realized and/or unrealized gains (losses)	67,611	(5,304)
Marketable investment securities - other-than-temporary impairments	(5,567)	(6,130)
Other	(6,735)	(3,668)
Total	$120,289	$(5,189)

7.             Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2015	2014
	(In thousands)
Finished goods	$221,576	$252,238
Raw materials	166,532	159,095
Work-in-process	96,639	82,421
Total inventory	$484,747	$493,754

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.             Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	March 31,	December 31,
	(In Years)	2015	2014
		(In thousands)
Equipment leased to customers	2-5	$3,593,825	$3,639,607
EchoStar XV	15	277,658	277,658
D1	15	150,000	150,000
T1	15	401,721	401,721
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	754,984	747,139
Buildings and improvements	1-40	86,044	85,509
Land	—	5,504	5,504
Construction in progress	—	871,677	774,567
Total property and equipment		6,641,232	6,581,524
Accumulated depreciation		(2,854,832)	(2,807,985)
Property and equipment, net		$3,786,400	$3,773,539

Construction in progress consisted of the following:

	As of
	March 31,	December 31,
	2015	2014
	(In thousands)
Wireless ground equipment and build-out, including capitalized interest	$546,815	$484,668
EchoStar XVIII, including capitalized interest	306,587	271,497
Other	18,275	18,402
Total construction in progress	$871,677	$774,567

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

Depreciation and amortization expense consisted of the following:

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
Equipment leased to customers	$202,184	$195,214
Satellites	21,956	29,896
Buildings, furniture, fixtures, equipment and other	22,072	24,110
Total depreciation and amortization	$246,212	$249,220

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Pay-TV Satellites.  We currently utilize 14 satellites in geostationary orbit approximately 22,300 miles above the equator, one of which we own and depreciate over its useful life.  We currently utilize certain capacity on 11 satellites that we lease from EchoStar, which are accounted for as operating leases.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

As of March 31, 2015, our pay-TV satellite fleet consisted of the following:

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

(4)         On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things, we transferred these satellites to EchoStar and lease back all available capacity on these satellites.  See Note 6 and Note 12 for further discussion.

(5)         We have the option to renew this lease for an additional six-year period.  If we exercise our six-year renewal option, we have the option to renew this lease for an additional five years.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.             Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7 3/4% Senior Notes due 2015 (1)	$650,001	$656,501	$650,001	$664,321
7 1/8% Senior Notes due 2016 (2)	1,500,000	1,558,500	1,500,000	1,580,625
4 5/8% Senior Notes due 2017	900,000	927,531	900,000	933,750
4 1/4% Senior Notes due 2018	1,200,000	1,221,000	1,200,000	1,245,600
7 7/8% Senior Notes due 2019	1,400,000	1,575,952	1,400,000	1,589,700
5 1/8% Senior Notes due 2020	1,100,000	1,113,750	1,100,000	1,100,000
6 3/4% Senior Notes due 2021	2,000,000	2,130,000	2,000,000	2,157,500
5 7/8% Senior Notes due 2022	2,000,000	2,025,000	2,000,000	2,055,000
5% Senior Notes due 2023	1,500,000	1,500,000	1,500,000	1,470,000
5 7/8% Senior Notes due 2024	2,000,000	2,012,500	2,000,000	2,019,800
Other notes payable	33,568	33,568	34,084	34,084
Subtotal	14,283,569	$14,754,302	14,284,085	$14,850,380
Unamortized deferred financing costs and debt discounts, net	(48,974)		(51,473)
Capital lease obligations (3)	188,329		194,914
Total long-term debt and capital lease obligations (including current portion)	$14,422,924		$14,427,526

(1)               Our 7 3/4% Senior Notes due 2015 mature on May 31, 2015 and are included in “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of March 31, 2015.

(2)               Our 7 1/8% Senior Notes due 2016 mature on February 1, 2016 and have been reclassified to “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of March 31, 2015.

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

700 MHz Licenses.  In 2008, we paid $712 million to acquire certain 700 MHz E Block (“700 MHz”) wireless spectrum licenses, which were granted to us by the FCC in February 2009.  At the time they were granted, these licenses were subject to certain interim and final build-out requirements.  On October 29, 2013, the FCC issued an order approving a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution Order”), which requires us to reduce power emissions on our 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved our request to modify the original interim and final build-out requirements associated with our 700 MHz licenses so that by March 2017, we must provide signal coverage and offer service to at least 40% of our total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved our request to modify the 700 MHz Final Build-Out Requirement so that by March 2021, we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  While the modifications to our 700 MHz licenses provide us additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on our ability to fully utilize our 700 MHz licenses.  If we fail to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and we could face the reduction of license area(s).  If we fail to meet the Modified 700 MHz Final Build-Out Requirement, our authorization may terminate for the geographic portion of each license in which we are not providing service.

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

H Block Licenses.  On April 29, 2014, the FCC issued an order granting our application to acquire all 176 wireless spectrum licenses in the H Block auction.  We paid approximately $1.672 billion to acquire these H Block licenses, including clearance costs associated with the lower H Block spectrum.  The H Block licenses are subject to certain interim and final build-out requirements.  By April 2018, we must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual H Block license (the “H Block Interim Build-Out Requirement”).  By April 2024, we must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block license (the “H Block Final Build-Out Requirement”).  If we fail to meet the H Block Interim Build-Out Requirement, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from April 2024 to April 2022) for each H Block license area in which we fail to meet the requirement.  If we fail to meet the H Block Final Build-Out Requirement, our authorization for each H Block license area in which we fail to meet the requirement may terminate.  The FCC has adopted rules for the H Block spectrum band that is adjacent to our AWS-4 licenses.  Depending on the outcome of the standard-setting process for the H Block and our ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact 15 MHz of our AWS-4 uplink spectrum (2005-2020 MHz), which may have a material adverse effect on our ability to commercialize the AWS-4 licenses.

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

AWS-3 Auction

The AWS-3 Auction commenced on November 13, 2014 and concluded on January 29, 2015.  The FCC’s prohibition on certain communications related to the AWS-3 Auction expired on February 13, 2015.  Also, on February 13, 2015, Northstar Wireless and SNR Wireless each filed applications with the FCC to acquire certain AWS-3 Licenses for which it was named as winning bidder and had made the required down payments.  Each of Northstar Wireless and SNR Wireless has applied as a Designated Entity that is entitled to receive a bidding credit of 25% in the AWS-3 Auction, as defined by FCC regulations.  In February 2015, one of our wholly-owned subsidiaries received a refund from the FCC of its $400 million upfront payment related to the AWS-3 Auction.

Northstar Wireless was the winning bidder for the Northstar Licenses with gross winning bids totaling approximately $7.845 billion, which after taking into account a 25% bidding credit, equals net winning bids totaling approximately $5.884 billion.  Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum.  Through

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

our wholly-owned subsidiary, American AWS-3 Wireless II L.L.C. (“American II”), we own an 85% non-controlling interest in Northstar Spectrum.  Northstar Manager owns a 15% controlling interest in, and is the sole manager of, Northstar Spectrum.  Northstar Spectrum is governed by a limited liability company agreement by and between American II and Northstar Manager (the “Northstar Spectrum LLC Agreement”).  Pursuant to the Northstar Spectrum LLC Agreement, American II and Northstar Manager made pro-rata equity contributions in Northstar Spectrum equal to approximately 15% of the net purchase price of the Northstar Licenses.  As of March 2, 2015, the total equity contributions from Northstar Manager to Northstar Spectrum were $133 million.  American II also entered into a Credit Agreement by and among American II, as Lender, Northstar Wireless, as Borrower, and Northstar Spectrum, as Guarantor (the “Northstar Credit Agreement”).  Pursuant to the Northstar Credit Agreement, American II made loans to Northstar Wireless for approximately 85% of the net purchase price of the Northstar Licenses.  After Northstar Wireless made the final payments to the FCC on March 2, 2015 for the Northstar Licenses, the total equity contributions from American II to Northstar Spectrum were approximately $750 million and the total loans from American II to Northstar Wireless were approximately $5.001 billion.

SNR Wireless was the winning bidder for the SNR Licenses with gross winning bids totaling approximately $5.482 billion, which after taking into account a 25% bidding credit, equals net winning bids totaling approximately $4.112 billion.  In addition to the net winning bids, SNR Wireless made a bid withdrawal payment of approximately $8 million to the FCC.  SNR Wireless is a wholly-owned subsidiary of SNR Holdco.  Through our wholly-owned subsidiary, American AWS-3 Wireless III L.L.C. (“American III”), we own an 85% non-controlling interest in SNR Holdco.  SNR Management owns a 15% controlling interest in, and is the sole manager of, SNR Holdco.  SNR Holdco is governed by a limited liability company agreement by and between American III and SNR Management (the “SNR Holdco LLC Agreement”).  Pursuant to the SNR Holdco LLC Agreement, American III and SNR Management made pro-rata equity contributions in SNR Holdco equal to approximately 15% of the net purchase price of the SNR Licenses.  As of March 2, 2015, the total equity contributions from SNR Management to SNR Holdco were $93 million.  American III also entered into a Credit Agreement by and among American III, as Lender, SNR Wireless, as Borrower, and SNR Holdco, as Guarantor (the “SNR Credit Agreement”).  Pursuant to the SNR Credit Agreement, American III made loans to SNR Wireless for the amount of the bid withdrawal payment and approximately 85% of the net purchase price of the SNR Licenses.  After SNR Wireless made the final payments to the FCC on March 2, 2015 for the SNR Licenses, the total equity contributions from American III to SNR Holdco were approximately $524 million and the total loans from American III to SNR Wireless were approximately $3.503 billion.

After Northstar Wireless and SNR Wireless made the final payments to the FCC on March 2, 2015 for the Northstar Licenses and the SNR Licenses, respectively, our total non-controlling equity and debt investments in the Northstar Entities and the SNR Entities were approximately $9.778 billion.  Issuance of any AWS-3 Licenses to Northstar Wireless or SNR Wireless depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  On April 29, 2015, the FCC issued a public notice that, among other things, found the applications filed by Northstar Wireless and SNR Wireless, upon initial review, to be acceptable for filing.  The FCC’s public notice also set the following filing deadlines related to the applications: (i) petitions to deny the applications must be filed no later than May 11, 2015; (ii) oppositions to a petition to deny the applications must be filed no later than May 18, 2015; and (iii) replies to oppositions must be filed no later than May 26, 2015.  We cannot predict the timing or the outcome of the FCC’s review of the applications filed by Northstar Wireless and SNR Wireless.  In addition, on April 29, 2015, we received a letter from the United States Senate Committee on Commerce, Science and Transportation (the “Senate Committee”), requesting certain information related to our relationship with Northstar Wireless and SNR Wireless and our participation in the AWS-3 Auction.  We cannot predict the timing or the outcome of the Senate Committee’s inquiry.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of March 31, 2015, the remaining obligation of our guarantee was $296 million.  As of March 31, 2015, we have not recorded a liability on the balance sheet for this guarantee.

Contingencies

Separation Agreement

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed complaints against us and our wholly-owned subsidiaries DISH Network L.L.C. and dishNET Satellite Broadband L.L.C., as well as Hughes Communications, Inc. and Hughes Network Systems, LLC, which are subsidiaries of EchoStar, in the United States District Court for the Central District of California.  The complaint alleges infringement of United States

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Patent Nos. 7,116,710; 7,421,032; 7,916,781 and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech alleges that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that our Hopper® set-top box, as well as the Hughes defendants’ satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.  On May 5, 2015, the Court granted summary judgment in our favor as to the DISH products and services alleged in the complaint.  On February 17, 2015, Caltech filed a new complaint in the United States District Court for the Central District of California, asserting the same patents against the same defendants.  Caltech alleges that certain broadband equipment, including without limitation the HT1000 and HT1100 modems, gateway hardware, software and/or firmware that the Hughes defendants provide to, among others, us for our use in connection with the dishNET branded broadband service, infringes these patents.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799, entitled “Multimedia Content Navigation and Playback”; 7,526,784, entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318, entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970, entitled “Multimedia Content Navigation and Playback”; and 8,117,282, entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.”  ClearPlay alleges that the AutoHop™ feature of our Hopper set-top box infringes the asserted patents.  On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey® set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 26, 2015, we and EchoStar filed a petition before the United States Patent and Trademark Office challenging the validity of the 233 patent.

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

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and Telephone Sales Rules, as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs were seeking civil penalties and damages of approximately $270 million and that the federal plaintiff was seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs are also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We also filed a motion for summary judgment, seeking dismissal of all claims.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. is entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs are entitled to partial summary judgment with respect to ten claims in the action, which includes, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages are questions for trial.  Trial is scheduled to commence on July 21, 2015.  In recent pre-trial disclosures, the federal plaintiff has informed us that it intends to seek up to $900 million in alleged civil penalties at trial, and the state plaintiffs have informed us that they now intend to seek $23.5 billion in alleged civil penalties and damages.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 23, 2014, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of the 444 patent.  On April 10, 2015, the Court granted DISH Network L.L.C.’s motion to stay the action in light of DISH Network L.L.C.’s petition and certain other defendants’ petitions pending before the United States Patent and Trademark Office challenging the validity of the 444 patent.

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

Grecia

On March 27, 2015, William Grecia (“Grecia”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,533,860 (the “860 patent”), which is entitled “Personalized Digital Media Access System—PDMAS Part II.”  Grecia alleges that we violate the 860 patent in connection with our digital rights management.  Grecia is the named inventor on the 860 patent.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

California Actions.  The NBC plaintiffs and Fox plaintiffs filed amended complaints in their respective California actions, adding copyright claims against EchoStar and EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar.  In addition, the Fox plaintiffs’ amended complaint added claims challenging the Hopper Transfers™ feature of our second-generation Hopper set-top box.

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

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), a shareholder of LightSquared Inc., filed an adversary proceeding against us, LBAC, EchoStar, Charles W. Ergen (our Chairman, President and Chief Executive Officer), SP Special Opportunities, LLC (“SPSO”) (an entity controlled by Mr. Ergen), and certain other parties, in the Bankruptcy Court.  Harbinger alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SPSO.  Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than us, LBAC and EchoStar.

On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

filed its complaint, which included various claims against us, EchoStar, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims included, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against us, EchoStar and Mr. Ergen; and Harbinger’s claim against SPSO for statutory disallowance.  These claims proceeded to a non-jury trial on January 9, 2014.  In its Post-Trial Findings of Fact and Conclusions of Law entered on June 10, 2014, the Bankruptcy Court rejected all claims against us and EchoStar, and it rejected some but not all claims against the other defendants.

We intend to vigorously defend any claims against us in this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

LightSquared/Harbinger Capital Partners LLC (LightSquared Colorado Action)

On July 8, 2014, Harbinger filed suit against us, LBAC, Mr. Ergen, SPSO, and certain other parties, in the United States District Court for the District of Colorado.  The complaint asserts claims for tortious interference with contract and abuse of process, as well as claims alleging violations of the federal Racketeering Influenced and Corrupt Organization Act and the Colorado Organized Crime Control Act.  Harbinger seeks to rely on many of the same facts and circumstances that were at issue in the LightSquared adversary proceeding pending in the Bankruptcy Court.  Harbinger argues that the defendants’ alleged conduct, among other things, is responsible for Harbinger’s losing control of LightSquared and causing breaches of Harbinger’s stockholder agreement.  The complaint seeks damages in excess of $500 million, which under federal and state law may be trebled.  On April 28, 2015, the District Court granted our motion to dismiss the complaint.

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

Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its determination that it is in the best interests of the Company not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  The Court will hold a hearing on the Special Litigation Committee’s and the defendants’ motions on July 16, 2015.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us; EchoStar and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277 and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving us and EchoStar as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which we and EchoStar are sublicensees.  On August 12, 2014, in response to the parties’ respective summary judgment motions related to the Gemstar license issues, the Court ruled in favor of PMC and dismissed all claims by or against Gemstar and entered partial final judgment in PMC’s favor as to those claims.  On September 16, 2014, we and EchoStar filed a notice of appeal of that partial final judgment.  PMC’s damages expert had contended that we and EchoStar are liable for damages ranging from

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

approximately $500 million to $650 million as of March 31, 2012, and subsequently modified such damages as ranging from approximately $150 million to $450 million, as of September 30, 2014, which did not include pre-judgment interest and could be trebled under Federal law.  On May 7, 2015, we, EchoStar and PMC entered into a settlement and release agreement that provides, among other things, for a license by PMC to us and EchoStar for certain patents and patent applications and the dismissal of all of PMC’s claims in the action against us and EchoStar with prejudice.

Phoenix Licensing, L.L.C./LPL Licensing, L.L.C.

On October 17, 2014, Phoenix Licensing, L.L.C. and LPL Licensing, L.L.C. (together referred to as “Phoenix”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,987,434 entitled “Apparatus and Method for Transacting Marketing and Sales of Financial Products”; 7,890,366 entitled “Personalized Communication Documents, System and Method for Preparing Same”; 8,352,317 entitled “System for Facilitating Production of Variable Offer Communications”; 8,234,184 entitled “Automated Reply Generation Direct Marketing System”; and 6,999,938 entitled “Automated Reply Generation Direct Marketing System.”  Phoenix alleges that we infringe the asserted patents by making and using products and services that generate customized marketing materials.  Phoenix is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  Trial is set scheduled to commence on March 14, 2016.

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

Qurio Holdings, Inc.

On September 26, 2014, Qurio Holdings, Inc. (“Qurio”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,102,863 entitled “Highspeed WAN To Wireless LAN Gateway” and United States Patent No. 7,787,904 entitled “Personal Area Network Having Media Player And Mobile Device Controlling The Same.”  On the same day, Qurio filed similar complaints against Comcast and DirecTV.  On November 13, 2014, Qurio filed a first amended complaint, which added a claim alleging infringement of United States Patent No. 8,879,567 entitled “High-Speed WAN To Wireless LAN Gateway.”  Qurio is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On February 9, 2015, the Court granted DISH Network L.L.C.’s motion to transfer the case to the United States District Court for the Northern District of California.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial is scheduled to commence on January 12, 2016.

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

Tse

On May 30, 2012, Ho Keung Tse filed a complaint against our wholly-owned subsidiary Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 6,665,797 (the “797 patent”), which is entitled “Protection of Software Again [sic] Against Unauthorized Use.”  Mr. Tse is the named inventor on the 797 patent.  On the same day that he sued Blockbuster, Mr. Tse filed a separate action in the same court alleging infringement of the same patent against Google Inc.; Samsung Telecommunications America, LLC and HTC America Inc.  He also has earlier-filed litigation on the same patent pending in the United States District Court for the Northern District of California against Sony Connect, Inc.; Napster, Inc.; Apple Computer, Inc.; Realnetworks, Inc. and MusicMatch, Inc.  On March 8, 2013, the Court granted Blockbuster’s motion to transfer the matter to the United States District Court for the Northern District of California, the same venue where the matter against Google Inc.; Samsung Telecommunications America, LLC and HTC America Inc. also was transferred.  On December 11, 2013, the Court granted our motion for summary judgment based on invalidity of the 797 patent.  Mr. Tse filed a notice of appeal on January 8, 2014, and the United States Court of Appeals for the Federal Circuit ordered that the appeal be submitted to a three judge panel of the Federal Circuit on July 10, 2014 without oral argument.  On July 16, 2014, the Federal Circuit affirmed the District Court’s entry of summary judgment in our favor.  On August 11, 2014, Mr. Tse filed a petition for rehearing or rehearing en banc, which the Federal Circuit denied on September 15, 2014.  On December 11, 2014, Mr. Tse filed a petition for a writ of certiorari before the United States Supreme Court, which was denied on February 23, 2015.  This matter is now concluded.

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

All other and eliminations primarily include intersegment eliminations related to intercompany debt, which is eliminated in consolidation.

The total assets, revenue and operating income by segment were as follows:

	As of
	March 31,	December 31,
	2015	2014
	(In thousands)
Total assets:
DISH	$22,376,670	$21,388,131
Wireless (1)	15,918,506	7,577,894
All other and eliminations	(15,369,971)	(6,894,817)
Total assets	$22,925,205	$22,071,208

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
Revenue:
DISH	$3,724,120	$3,594,032
Wireless	108	166
All other and eliminations	—	—
Total revenue	$3,724,228	$3,594,198

Operating income (loss):
DISH	$499,310	$469,930
Wireless	(15,447)	(23,632)
All other and eliminations	—	—
Total operating income (loss)	$483,863	$446,298

(1)         This increase in assets is primarily related to our non-controlling investments in the Northstar Entities and the SNR Entities related to the AWS-3 Auction.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the products are delivered and services are provided.  All revenue was derived from the United States.

12.                               Related Party Transactions

Related Party Transactions with EchoStar

Following the Spin-off, we and EchoStar have operated as separate publicly-traded companies, and, except for the Satellite and Tracking Stock Transaction and Sling TV Holding L.L.C. (“Sling TV,” formerly known as DISH Digital Holding L.L.C.) described below, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

•                  American Fork Occupancy License Agreement.  During 2013, we subleased certain space at 796 East Utah Valley Drive, American Fork, Utah to EchoStar for a period ending on July 31, 2017.  In connection with the Exchange Agreement relating to Sling TV discussed below, this sublease terminated during the fourth quarter 2014.

“Satellite and transmission expenses”

During the three months ended March 31, 2015 and 2014, we incurred $177 million and $139 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Satellite Capacity Leased from EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  See “Pay-TV Satellites” in Note 8 for further information.  The term of each lease is set forth below:

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“General and administrative expenses”

During the three months ended March 31, 2015 and 2014, we incurred $20 million and $25 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

For the three months ended March 31, 2015 and 2014, we purchased set-top boxes and other equipment from EchoStar of $223 million and $294 million, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, dishNET Satellite Broadband L.L.C. (“dishNET Satellite Broadband”), our indirect wholly-owned subsidiary, and HNS entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which dishNET Satellite Broadband has the right, but not the obligation, to market, sell and distribute the HNS satellite Internet service (the “Service”).  dishNET Satellite Broadband pays HNS a monthly per subscriber wholesale service fee for the Service based upon the subscriber’s service level, and, beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET Satellite Broadband has the right, but not the obligation, to purchase certain broadband equipment from HNS to support the sale of the Service.  The Distribution Agreement initially had a term of five years with automatic renewal for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term.  As part of the Satellite and Tracking Stock Transaction, on February 20, 2014, dishNET Satellite Broadband and HNS amended the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement through March 1, 2024.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.  During the three months ended March 31, 2015 and 2014, we incurred $21 million and $15 million,

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

respectively, for these services from HNS, which are included in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

During the three months ended March 31, 2015 and 2014, we purchased broadband equipment from HNS of $1 million and $10 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  We also purchase certain broadband equipment from EchoStar under the 2012 Receiver Agreement, as previously discussed.  In addition, see above for further information regarding the Distribution Agreement.

Radio Access Network Agreement.  On November 29, 2012, we entered into an agreement with HNS pursuant to which HNS constructed for us a ground-based satellite radio access network (“RAN”) for a fixed fee.  This agreement was terminated during the fourth quarter 2014.  At that time, we had incurred expenses of $18 million for these services.

Amended and Restated T2 Development Agreement.  On August 29, 2013, we and EchoStar entered into a development agreement (the “T2 Development Agreement”) with respect to the T2 satellite, by which EchoStar reimbursed us for amounts we paid pursuant to an authorization to proceed (the “T2 ATP”) with SS/L related to the T2 satellite construction contract.  In exchange, we granted EchoStar a right of first refusal and right of first offer to purchase our rights in T2 during the term of the T2 Development Agreement.  During the fourth quarter 2013, we and EchoStar amended and restated the T2 Development Agreement (the “Amended and Restated T2 Development Agreement”), which superseded and replaced the T2 Development Agreement.  Under the Amended and Restated T2 Development Agreement, EchoStar reimbursed us for amounts we paid pursuant to the T2 ATP with SS/L.  During the three months ended March 31, 2014, we received payments from EchoStar of approximately $3 million under the Amended and Restated T2 Development Agreement to reimburse us for amounts paid to SS/L.  In exchange, we granted EchoStar the right and option to purchase our rights in the T2 satellite for the sum of $55 million, exercisable at any time during the term of the Amended and Restated T2 Development Agreement.  During the fourth quarter 2014, EchoStar purchased our rights to the T2 satellite for $55 million.  In accordance with accounting principles that apply to transfers of assets between companies under common control, we recorded the difference between our historical cost basis of the satellite and the fair value of the satellite transferred to EchoStar as a $9 million, net of deferred taxes, capital contribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

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

Effective August 1, 2014, EchoStar and Sling TV entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, Sling TV distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV to a ten percent non-voting interest.  We now have a ninety percent equity interest and a 100% voting interest in Sling TV.  In addition, we, EchoStar and Sling TV amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement.  Finally, we, EchoStar and

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Sling TV amended and restated the Commercial Agreement, pursuant to which, among other things, Sling TV:  (1) continues to have certain rights and corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain services from us and EchoStar; and (3) has a license from EchoStar to use certain of the assets distributed to EchoStar as part of the Exchange Agreement.  On February 9, 2015, we launched a live, linear streaming over-the-top (“OTT”) Internet-based domestic video programming service under the Sling TV brand.

Since the Exchange Agreement is among entities under common control, we recorded the difference between the historical cost basis of the assets transferred to EchoStar and our historical cost basis in EchoStar’s one-third noncontrolling interest in Sling TV as a $6 million, net of deferred taxes, capital distribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  In addition, we recorded the initial fair value of EchoStar’s ten percent non-voting interest as a $14 million, net of deferred taxes, deemed distribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  All services provided to Sling TV by EchoStar under the Commercial Agreement are recorded in “Satellite and transmission expenses” and “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See “Satellite and transmission expenses” and “General and administrative expenses” within the related party section previously discussed.

EchoStar’s ten percent non-voting interest is redeemable, subject to certain conditions, at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interest” in the mezzanine section of our Condensed Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV was initially accounted for at fair value, which established a minimum threshold value for this interest.  Redemption of the interest is contingent on a certain performance goal being achieved by Sling TV, which is not yet probable of being achieved.

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive certain services related to placeshifting.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement automatically renewed on February 23, 2015 for an additional one-year period until February 23, 2016.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  During each of the three months ended March 31, 2015 and 2014, we incurred expenses of $1 million for these services from EchoStar, which are included in “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement automatically renewed on February 23, 2015 for an additional one-year period until February 23, 2016.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  During each of the three months ended March 31, 2015 and 2014, we incurred expenses of $1 million for these services from EchoStar, which are included in “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

•                  Transaction Agreement.  On February 20, 2014, DOLLC, DNLLC and EchoStar XI Holding L.L.C., all indirect wholly-owned subsidiaries of us, entered into the Transaction Agreement with EchoStar, HSSC and Alpha Company LLC, a wholly-owned subsidiary of EchoStar, pursuant to which, on March 1, 2014, we, among other things, transferred to EchoStar and HSSC the Transferred Satellites in exchange for the Tracking Stock.  The Tracking Stock generally tracks the Hughes Retail Group.  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar’s and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  As such, the Tracking Stock is accounted for under the cost method of accounting.  The Transaction Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$22,498	$20,203

	As of
	March 31,	December 31,
	2015	2014
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$13,783	$14,819
Commitments to NagraStar	$9,545	$12,368

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Item 1A. Risk Factors.”  Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Financial Highlights

2015 First Quarter Consolidated Results of Operations and Key Operating Metrics

•                  Revenue of $3.724 billion

•                  Pay-TV ARPU of $86.01

•                  Net income attributable to DISH Network of $351 million and basic earnings per share of common stock of $0.76

•                  Gross new Pay-TV subscriber activations of approximately 554,000

•                  Loss of approximately 134,000 net Pay-TV subscribers

•                  Pay-TV subscriber churn rate of 1.65%

•                  Addition of approximately 14,000 net broadband subscribers

Consolidated Financial Condition as of March 31, 2015

•                  Cash, cash equivalents and current marketable investment securities of $1.399 billion

•                  Total assets of $22.925 billion

•                  Total long-term debt and capital lease obligations of $14.423 billion

Business Segments

DISH

Our DISH branded pay-TV service (“DISH”) had 13.844 million subscribers in the United States as of March 31, 2015 and is the nation’s third largest pay-TV provider.  The majority of our current revenue and profit is derived from providing pay-TV services.  Competition in the pay-TV industry has intensified in recent years.  To differentiate ourselves from our competitors, we introduced the Hopper® whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our current generation Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

In addition, we bundle broadband and telephone services with our pay-TV services.  As of March 31, 2015, we had 0.591 million broadband subscribers in the United States.  Connecting our subscribers’ receivers to broadband service enhances the video experience and facilitates access to DISH branded programming services on mobile devices.  We market our wireline and satellite broadband services under the dishNET brand.  Our dishNET satellite broadband service primarily targets rural residents that are underserved, or unserved, by wireline broadband, and provides download speeds of up to 15 Mbps and our dishNET branded wireline broadband service provides download speeds of up to 20 Mbps.

Over-the-top video programming services.  We offer live, linear streaming over-the-top (“OTT”) Internet-based domestic and international video programming services under the Sling brand.  We market our OTT services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our OTT services require an Internet connection and are available through certain streaming-capable devices.  We have historically offered, and continue to offer, a live, linear streaming OTT international video programming service to a small number of Pay-TV subscribers under the Sling International brand (formerly known as the DishWorld brand).  Sling International offers nearly 200 channels in 18 languages.  Our Sling International subscribers are included in our Pay-TV subscriber count and represent a small percentage of our customers.  On February 9, 2015, we launched a live, linear streaming OTT domestic video programming service under the Sling TV brand.  The Sling TV core package consists of 20 channels offered for a $20 monthly subscription.  In addition to the core programming package, Sling TV offers additional tiers of programming, including news, children’s and premium programming, each for an additional monthly fee, as well as a video on-demand programming library.  We expect to expand the programming content offered by Sling TV during 2015.  Our Sling TV subscribers are not included in our Pay-TV subscriber count.

Wireless

DISH Spectrum.  We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we review our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure, as well as the acquisition of additional wireless spectrum.  We may need to raise significant additional capital in the future to fund these efforts, which may not be available on acceptable terms or at all.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that we will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.  See Note 10 “Commitments and Contingencies — DISH Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further discussion.

AWS-3 Auction.  On February 13, 2015, Northstar Wireless, LLC (“Northstar Wireless”) and SNR Wireless LicenseCo, LLC (“SNR Wireless”) each filed applications with the Federal Communications Commission (“FCC”) to acquire certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) that were made available in the auction designated by the FCC as Auction 97 (the “AWS-3 Auction”) for which it was named as winning bidder and had made the required down payments.  Issuance of any AWS-3 Licenses to Northstar Wireless (the “Northstar Licenses”) or SNR Wireless (the “SNR Licenses”) depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  On April 29, 2015, the FCC issued a

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

public notice that, among other things, found the applications filed by Northstar Wireless and SNR Wireless, upon initial review, to be acceptable for filing.  The FCC’s public notice also set the following filing deadlines related to the applications: (i) petitions to deny the applications must be filed no later than May 11, 2015; (ii) oppositions to a petition to deny the applications must be filed no later than May 18, 2015; and (iii) replies to oppositions must be filed no later than May 26, 2015.  We cannot predict the timing or the outcome of the FCC’s review of the applications filed by Northstar Wireless and SNR Wireless.  In addition, on April 29, 2015, we received a letter from the United States Senate Committee on Commerce, Science and Transportation (the “Senate Committee”), requesting certain information related to our relationship with Northstar Wireless and SNR Wireless and our participation in the AWS-3 Auction.  We cannot predict the timing or the outcome of the Senate Committee’s inquiry.

We own an 85% non-controlling interest in each of Northstar Spectrum, LLC (“Northstar Spectrum”) and SNR Wireless Holdco, LLC (“SNR Holdco”), the parent companies of Northstar Wireless and SNR Wireless, respectively.  After Northstar Wireless and SNR Wireless made the final payments to the FCC on March 2, 2015 for the Northstar Licenses and the SNR Licenses, respectively, our total non-controlling equity and debt investments in these entities and their parent companies, respectively, were approximately $9.778 billion.  Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR Holdco are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, we may need to make significant additional loans to Northstar Spectrum and Northstar Wireless (collectively, the “Northstar Entities”) and to SNR Holdco and SNR Wireless (collectively, the “SNR Entities”), or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

As a result of, among other things, our non-controlling debt and equity investments in the Northstar Entities and the SNR Entities, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our businesses and to pursue acquisitions and other strategic transactions.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund these non-controlling debt and equity investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

See Note 10 “Commitments and Contingencies — AWS-3 Auction” in the Notes to our Condensed Consolidated Financial Statements for further discussion.

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

While we plan to implement new marketing efforts, there can be no assurance that we will ultimately be successful increasing our gross new Pay-TV subscriber activations.  Additionally, in response to our new efforts, we may face increased competitive pressures, including aggressive marketing, discounted promotional offers and more aggressive retention efforts.

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

Operations and Customer Service

While economic factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to us.  In the past, our Pay-TV subscriber growth has been adversely affected by signal theft and other forms of fraud and by our operational inefficiencies.  To combat signal theft and improve the security of our broadcast system, we use microchips embedded in credit card sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content (“Security Access Devices”).  We expect that future replacements of these devices will be necessary to keep our system secure.  To combat other forms of fraud, we monitor our third party distributors’ and retailers’ adherence to our business rules.

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

Changes in our Technology

We have been deploying receivers that utilize 8PSK modulation technology with MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow improved broadcast efficiency, and therefore allow increased programming capacity.  Many of our customers today, however, do not have receivers that use MPEG-4 compression technology and a small number of our customers have receivers that use QPSK modulation technology.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar Corporation (“EchoStar”) have MPEG-4 compression with 8PSK modulation technology.  Although we continue to refurbish and redeploy certain MPEG-2 receivers with 8PSK modulation technology, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers with 8PSK modulation technology and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our acquisition costs per new subscriber activation.

For several years we have been selectively upgrading customers with QPSK receivers to 8PSK receivers concurrent with scheduled in-home service visits or through receiver exchanges.  During 2014, we expanded that effort to all of our remaining customers that have QPSK receivers.  Also during 2014, we began selectively upgrading customers in approximately ten percent of our local markets from MPEG-2 to MPEG-4 receivers.  We are implementing this upgrade to conform to the capabilities of our EchoStar XVIII satellite, scheduled for launch during the fourth quarter 2015.  We expect these receiver upgrade efforts to be completed in the next two years.  However, the schedule and the incremental costs of these receiver upgrades could change due to many factors, including, among other things, satellite health and capacity.

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

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cost of sales - equipment, services and other.  “Cost of sales - equipment, services and other” primarily includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment.  In addition, “Cost of sales - equipment, services and other” includes costs related to equipment sales, services, and other agreements with EchoStar.

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

Pay-TV subscribers.  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our Pay-TV subscriber count.  We also provide pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  Our Pay-TV subscriber count also includes a small percentage of customers, primarily with foreign language programming, who receive their pay-TV programming from us through our Sling International OTT service.

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

Sling TV OTT Service Launch.  On February 9, 2015, we launched Sling TV, a live, linear streaming OTT domestic video programming service.  Operating results related to our Sling TV OTT service are not included in “Subscriber-related revenue,” “Subscriber-related expenses,” “Subscriber acquisition costs,” Pay-TV SAC, Pay-TV subscribers, Pay-TV ARPU or Pay-TV churn rate.  Operating results related to our Sling TV OTT service are included in “Equipment sales and other revenue,” “Satellite and transmission expenses,” “Cost of sales — equipment, services and other,” “General and administrative expenses” and “Depreciation and amortization.”

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014.

	For the Three Months
	Ended March 31,		Variance
Statements of Operations Data	2015	2014	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,688,920	$3,556,187	$132,733	3.7
Equipment sales and other revenue	22,467	22,239	228	1.0
Equipment sales, services and other revenue - EchoStar	12,841	15,772	(2,931)	(18.6)
Total revenue	3,724,228	3,594,198	130,030	3.6

Costs and Expenses:
Subscriber-related expenses	2,162,766	2,069,132	93,634	4.5
% of Subscriber-related revenue	58.6%	58.2%
Satellite and transmission expenses	186,840	149,496	37,344	25.0
% of Subscriber-related revenue	5.1%	4.2%
Cost of sales - equipment, services and other	39,448	27,793	11,655	41.9
Subscriber acquisition costs	396,919	449,146	(52,227)	(11.6)
General and administrative expenses	208,180	203,113	5,067	2.5
% of Total revenue	5.6%	5.7%
Depreciation and amortization	246,212	249,220	(3,008)	(1.2)
Total costs and expenses	3,240,365	3,147,900	92,465	2.9

Operating income (loss)	483,863	446,298	37,565	8.4

Other Income (Expense):
Interest income	8,494	14,164	(5,670)	(40.0)
Interest expense, net of amounts capitalized	(156,313)	(175,994)	19,681	11.2
Other, net	120,289	(5,189)	125,478	*
Total other income (expense)	(27,530)	(167,019)	139,489	83.5

Income (loss) before income taxes	456,333	279,279	177,054	63.4
Income tax (provision) benefit, net	(103,081)	(108,462)	5,381	5.0
Effective tax rate	22.6%	38.8%
Net income (loss)	353,252	170,817	182,435	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	1,767	(5,114)	6,881	*
Net income (loss) attributable to DISH Network	$351,485	$175,931	$175,554	99.8

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.844	14.097	(0.253)	(1.8)
Pay-TV subscriber additions, gross (in millions)	0.554	0.639	(0.085)	(13.3)
Pay-TV subscriber additions, net (in millions)	(0.134)	0.040	(0.174)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.65%	1.42%	0.23%	16.2
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$854	$862	$(8)	(0.9)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$86.01	$82.36	$3.65	4.4
Broadband subscribers, as of period end (in millions)	0.591	0.489	0.102	20.9
Broadband subscriber additions, gross (in millions)	0.059	0.083	(0.024)	(28.9)
Broadband subscriber additions, net (in millions)	0.014	0.053	(0.039)	(73.6)
EBITDA	$848,597	$695,443	$153,154	22.0

* Percentage is not meaningful.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  DISH lost approximately 134,000 net Pay-TV subscribers during the three months ended March 31, 2015, compared to the addition of approximately 40,000 net Pay-TV subscribers during the same period in 2014.  The decrease in net Pay-TV subscriber additions versus the same period in 2014 resulted from a higher Pay-TV churn rate and lower gross new Pay-TV subscriber activations, primarily related to programming interruptions in connection with the scheduled expiration of certain programming carriage contracts with several content providers.

Our Pay-TV churn rate for the three months ended March 31, 2015 was 1.65% compared to 1.42% for the same period in 2014.  The increase in our Pay-TV churn rate primarily related to programming interruptions in connection with the scheduled expiration of certain programming carriage contracts with several content providers.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

During the three months ended March 31, 2015, DISH activated approximately 554,000 gross new Pay-TV subscribers compared to approximately 639,000 gross new Pay-TV subscribers during the same period in 2014, a decrease of 13.3%.  Our gross new Pay-TV subscriber activations during the three months ended March 31, 2015 were negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts with several content providers and a delay in our marketing efforts during the first half of the quarter related to these programming interruptions.  In addition, our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts.

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

Broadband subscribers.  DISH added approximately 14,000 net Broadband subscribers during the three months ended March 31, 2015, compared to the addition of approximately 53,000 net Broadband subscribers during the same period in 2014.  This decrease in net Broadband subscriber additions versus the same period in 2014 resulted from lower gross new Broadband subscriber activations and a higher number of customer disconnects.  During the three months ended March 31, 2015 and 2014, DISH activated approximately 59,000 and 83,000 gross new Broadband subscribers, respectively.  Gross new Broadband subscriber activations declined primarily due to stricter credit policies, lower gross new Pay-TV subscriber activations and satellite capacity constraints in certain

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

geographic areas.  Customer disconnects were higher due to a larger Broadband subscriber base during the three months ended March 31, 2015 compared to the same period in 2014.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.689 billion for the three months ended March 31, 2015, an increase of $133 million or 3.7% compared to the same period in 2014.  The change in “Subscriber-related revenue” from the same period in 2014 was primarily related to the increase in Pay-TV ARPU discussed below and increased revenue from broadband services, partially offset by a smaller average subscriber base during the three months ended March 31, 2015 compared to the same period in 2014.  Included in “Subscriber-related revenue” was $107 million and $83 million of revenue related to our broadband services for the three months ended March 31, 2015 and 2014, respectively, representing 2.9% and 2.3% of our total “Subscriber-related revenue,” respectively.

Pay-TV ARPU.  Pay-TV ARPU was $86.01 during the three months ended March 31, 2015 versus $82.36 during the same period in 2014.  The $3.65 or 4.4% increase in Pay-TV ARPU was primarily attributable to the programming package price increases in February 2015 and 2014 and higher hardware related revenue, partially offset by a shift in programming package mix.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.163 billion during the three months ended March 31, 2015, an increase of $94 million or 4.5% compared to the same period in 2014.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs and higher Broadband subscriber-related expenses due to the increase in our Broadband subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $67 million and $49 million of expense related to our broadband services for the three months ended March 31, 2015 and 2014, respectively.  “Subscriber-related expenses” represented 58.6% and 58.2% of “Subscriber-related revenue” during the three months ended March 31, 2015 and 2014, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $187 million during the three months ended March 31, 2015, an increase of $37 million or 25.0% compared to the same period in 2014.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transponder capacity leased from EchoStar as a result of the Satellite and Tracking Stock Transaction during the first quarter 2014.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $397 million for the three months ended March 31, 2015, a decrease of $52 million or 11.6% compared to the same period in 2014.  This change was primarily attributable to a decrease in gross new Pay-TV subscriber activations and a decrease in expense related to our Broadband subscriber activations.  Included in “Subscriber acquisition costs” was $27 million and $39 million of expenses related to our broadband services for the three months ended March 31, 2015 and 2014, respectively.

Pay-TV SAC.  Pay-TV SAC was $854 during the three months ended March 31, 2015 compared to $862 during the same period in 2014, a decrease of $8 or 0.9%.  This change was primarily attributable to a decrease in hardware costs per activation, partially offset by an increase in advertising costs.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for next generation Hopper receiver systems and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the three months ended March 31, 2015 and 2014, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $103 million and $141 million, respectively.  This decrease in capital

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

expenditures under our lease program for new Pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $156 million during the three months ended March 31, 2015, a decrease of $20 million or 11.2% compared to the same period in 2014.  This decrease was primarily related to an increase in capitalized interest principally associated with our wireless spectrum and a reduction in interest expense from debt redemptions during 2014, partially offset by interest expense associated with the issuance of debt in November 2014.

Other, net.  “Other, net” income was $120 million during the three months ended March 31, 2015, compared to expense of $5 million for the same period in 2014.  The three months ended March 31, 2015 was positively impacted by net realized and unrealized gains on our marketable investment securities and derivative financial instruments.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $849 million during the three months ended March 31, 2015, an increase of $153 million or 22.0% compared to the same period in 2014. EBITDA for the three months ended March 31, 2015 was positively impacted by “Other, net” income of $120 million. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
EBITDA	$848,597	$695,443
Interest, net	(147,819)	(161,830)
Income tax (provision) benefit, net	(103,081)	(108,462)
Depreciation and amortization	(246,212)	(249,220)
Net income (loss) attributable to DISH Network	$351,485	$175,931

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

Income tax (provision) benefit, net.  Our income tax provision was $103 million during the three months ended March 31, 2015, a decrease of $5 million compared to the same period in 2014.  The decrease in the provision was primarily related to a decrease in our effective tax rate, partially offset by the increase in “Income (loss) before income taxes.”  Our effective tax rate was positively impacted by a $63 million credit that was previously recorded in “Accumulated other comprehensive income (loss)” and was released to our income tax provision during the three months ended March 31, 2015.  See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See Note 6 in the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our marketable investment securities.  As of March 31, 2015, our cash, cash equivalents and current marketable investment securities totaled $1.399 billion compared to $9.236 billion as of December 31, 2014, a decrease of $7.837 billion.  This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from our non-controlling equity and debt investments in the Northstar Entities and the SNR Entities of $9.076 billion and capital expenditures of $274 million, partially offset by cash generated from continuing operations of $892 million and a refund from the FCC of our $400 million upfront payment related to the AWS-3 Auction.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Cash Flow

The following discussion highlights our cash flow activities during the three months ended March 31, 2015.

Cash flows from operating activities from continuing operations

For the three months ended March 31, 2015, we reported “Net cash flows from operating activities from continuing operations” of $892 million primarily attributable to $472 million of net income adjusted to exclude non-cash charges for “Depreciation and amortization” expense and “Realized and unrealized losses (gains) on investments.”  In addition, “Net cash flows from operating activities from continuing operations” benefited from sources of cash related to changes in working capital of $378 million due to timing differences between book expense and cash payments.

Cash flows from investing activities from continuing operations

For the three months ended March 31, 2015, we reported outflows from “Net cash flows from investing activities from continuing operations” of $7.158 billion primarily related to our non-controlling equity and debt investments in the Northstar Entities and the SNR Entities of $9.076 billion and capital expenditures of $274 million, partially offset by net sales of marketable investment securities of $1.789 billion and a refund from the FCC of our $400 million upfront payment related to the AWS-3 Auction.  The capital expenditures included $151 million for new and existing Pay-TV subscriber equipment, $8 million for new and existing Broadband subscriber equipment, $38 million for satellites and $77 million of other corporate capital expenditures.

Cash flows from financing activities from continuing operations

For the three months ended March 31, 2015, we reported “Net cash flows from financing activities from continuing operations” of $211 million primarily related to the $204 million in capital contributions to Northstar Spectrum and SNR Holdco from Northstar Manager and SNR Management, respectively.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adjusted free cash flow can be significantly impacted from period to period by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities from continuing operations” and “Net cash flows from investing activities from continuing operations” sections, respectively, of our Condensed Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that adjusted free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, adjusted free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition and retention costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, and other factors.

The following table reconciles adjusted free cash flow to “Net cash flows from operating activities from continuing operations.”

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
Adjusted free cash flow	$617,337	$383,060
Add back:
Purchase of property and equipment	274,260	300,845
Net cash flows from operating activities from continuing operations	$891,597	$683,905

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Subscriber Base

DISH lost approximately 134,000 net Pay-TV subscribers during the three months ended March 31, 2015, compared to the addition of approximately 40,000 net Pay-TV subscribers during the same period in 2014.  The decrease in net Pay-TV subscriber additions versus the same period in 2014 resulted from a higher Pay-TV churn rate and lower gross new Pay-TV subscriber activations, primarily related to programming interruptions in connection with the scheduled expiration of certain programming carriage contracts with several content providers.  See “Results of Operations” above for further discussion.

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

Stock Repurchases

On October 30, 2014, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2015.  As of March 31, 2015, we may repurchase up to $1.0 billion of our Class A common stock under this plan.  During the three months ended March 31, 2015, there were no repurchases of our Class A common stock.

Covenants and Restrictions Related to our Senior Notes

The indentures related to our outstanding senior notes contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS Corporation (“DISH DBS”) and its restricted subsidiaries to:  (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets.  Should we fail to comply with these covenants, all or a portion of the debt under the senior notes could become immediately payable.  The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur.  As of the date of filing of this Quarterly Report on Form 10-Q, DISH DBS was in compliance with the covenants.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

DISH Spectrum.  We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we review our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure, as well as the acquisition of additional wireless spectrum.  We may need to raise significant additional capital in the future to fund these efforts, which may not be available on acceptable terms or at all.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that we will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying value of these assets and our future financial condition or results of operations.  See Note 10 “Commitments and Contingencies — DISH Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further discussion.

AWS-3 Auction.  On February 13, 2015, Northstar Wireless and SNR Wireless each filed applications with the FCC to acquire certain AWS-3 Licenses that were made available in the AWS-3 Auction for which it was named as winning bidder and had made the required down payments.  Issuance of any AWS-3 Licenses to Northstar Wireless or SNR Wireless depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  On April 29, 2015, the FCC issued a public notice that, among other things, found the applications filed by Northstar Wireless and SNR Wireless, upon initial review, to be acceptable for filing.  The FCC’s public notice also set the following filing deadlines related to the applications: (i) petitions to deny the applications must be filed no later than May 11, 2015; (ii) oppositions to a petition to deny the applications must be filed no later than May 18, 2015; and (iii) replies to oppositions must be filed no later than May 26, 2015.  We cannot predict the timing or the outcome of the FCC’s review of the applications filed by Northstar Wireless and SNR Wireless.  In addition, on April 29, 2015, we received a letter from the United States Senate Committee on Commerce, Science and Transportation (the “Senate Committee”), requesting certain information related to our relationship with Northstar Wireless and SNR Wireless and our participation in the AWS-3 Auction.  We cannot predict the timing or the outcome of the Senate Committee’s inquiry.

We own an 85% non-controlling interest in each of Northstar Spectrum and SNR Holdco, the parent companies of Northstar Wireless and SNR Wireless, respectively.  After Northstar Wireless and SNR Wireless made the final payments to the FCC on March 2, 2015 for the Northstar Licenses and the SNR Licenses, respectively, our total non-controlling equity and debt investments in the Northstar Entities and the SNR Entities were approximately $9.778 billion.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR Holdco are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

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

As a result of, among other things, our non-controlling debt and equity investments in the Northstar Entities and the SNR Entities, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our businesses and to pursue acquisitions and other strategic transactions.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund these non-controlling debt and equity investments, capital expenditures,

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

See Note 10 “Commitments and Contingencies — AWS-3 Auction” in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty.  Modest fluctuations in the cost of capital will not likely impact our current operational plans.

Strategic Investments or Acquisitions

From time to time we evaluate opportunities for strategic investments or acquisitions that may complement our current services and products, enhance our technical capabilities, improve or sustain our competitive position, or otherwise offer growth opportunities.  We may make investments in or partner with others to, among other things, expand our business into mobile and portable video, OTT and wireline and wireless data and voice services.  Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations.

Debt Maturity

Our 7 3/4% Senior Notes with an aggregate principal balance of $650 million mature on May 31, 2015.  Our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion mature on February 1, 2016.  We expect to fund these obligations from cash generated from operations, existing cash and marketable investment securities balances and/or cash proceeds from any debt financings.

Off-Balance Sheet Arrangements

Other than the “Guarantees” disclosed in Note 10 in the Notes to our Condensed Consolidated Financial Statements, we generally do not engage in off-balance sheet financing activities.

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 will become effective for us on January 1, 2017, and allows for either a full retrospective or modified retrospective adoption.  However, the FASB has proposed a potential one year deferral on the effective date for implementation of this standard.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2015.  For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from January 1, 2015 through March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
January 1 - January 31, 2015	—	$—	—	$1,000,000
February 1 - February 28, 2015	—	$—	—	$1,000,000
March 1 - March 31, 2015	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)          On October 30, 2014, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2015.  Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.         EXHIBITS

(a) Exhibits.

10.1*	First Amended and Restated Credit Agreement dated October 13, 2014, among American AWS-3 Wireless II L.L.C., Northstar Wireless, LLC and Northstar Spectrum, LLC, as amended on February 12, 2015. **

10.2*

First Amended and Restated Credit Agreement dated October 13, 2014, among American AWS-3 Wireless III L.L.C., SNR Wireless LicenseCo, LLC and SNR Wireless HoldCo, LLC, as amended on February 12, 2015. **

10.3*

First Amended Limited Liability Company Agreement dated October 13, 2014, among Northstar Spectrum, LLC, Northstar Manager, LLC and American AWS-3 Wireless II L.L.C., as amended on February 12, 2015. **

10.4*

First Amended and Restated Limited Liability Company Agreement dated October 13, 2014, among SNR Wireless HoldCo, LLC, SNR Wireless Management, LLC and American AWS-3 Wireless III L.L.C., as amended on February 12, 2015. **

10.5*	Management Services Agreement dated September 12, 2014, between American AWS-3 Wireless II L.L.C. and Northstar Wireless, LLC. **

10.6*	Management Services Agreement dated September 12, 2014, between American AWS-3 Wireless III L.L.C. and SNR Wireless LicenseCo, LLC. **

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2015, filed on May 11, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

*                                         Filed herewith.

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

Date:  May 11, 2015