Form 10-Q
period 2015-06-30
DISH Network CORP
filed 2015-08-05
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015.

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

As of July 30, 2015, the registrant’s outstanding common stock consisted of 224,718,602 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

iii

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$694,249	$7,104,496
Marketable investment securities	401,261	2,131,745
Trade accounts receivable - other, net of allowance for doubtful accounts of $15,833 and $23,603, respectively	968,472	920,103
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	50,237	31,390
Inventory	466,200	493,754
Deferred tax assets	25,667	25,667
Derivative financial instruments (Note 2)	551,847	383,460
FCC auction deposits	9,995,567	1,320,000
Other current assets	124,783	167,119
Total current assets	13,278,283	12,577,734

Noncurrent Assets:
Restricted cash and marketable investment securities	86,984	86,984
Property and equipment, net	3,770,469	3,773,539
FCC authorizations	4,968,171	4,968,171
Other investment securities	327,250	327,250
Other noncurrent assets, net	331,531	337,530
Total noncurrent assets	9,484,405	9,493,474
Total assets	$22,762,688	$22,071,208

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$205,618	$165,324
Trade accounts payable - EchoStar	241,523	251,669
Deferred revenue and other	931,555	891,373
Accrued programming	1,515,581	1,376,130
Accrued interest	224,981	227,158
Other accrued expenses	657,421	519,404
Current portion of long-term debt and capital lease obligations	1,532,556	681,467
Total current liabilities	5,309,235	4,112,525

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	12,235,118	13,746,059
Deferred tax liabilities	2,000,991	1,882,711
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	294,910	276,281
Total long-term obligations, net of current portion	14,531,019	15,905,051
Total liabilities	19,840,254	20,017,576

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	255,754	41,498

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 280,817,347 and 279,406,646 shares issued, 224,699,087 and 223,288,386 shares outstanding, respectively	2,808	2,794
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	2,750,060	2,678,791
Accumulated other comprehensive income (loss)	82,165	174,507
Accumulated earnings (deficit)	1,399,900	723,992
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	2,667,858	2,013,009
Noncontrolling interests	(1,178)	(875)
Total stockholders’ equity (deficit)	2,666,680	2,012,134
Total liabilities and stockholders’ equity (deficit)	$22,762,688	$22,071,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Revenue:
Subscriber-related revenue	$3,801,416	$3,645,101	$7,494,946	$7,201,288
Equipment sales and other revenue	17,558	26,279	35,415	48,518
Equipment sales, services and other revenue - EchoStar	13,451	16,739	26,292	32,511
Total revenue	3,832,425	3,688,119	7,556,653	7,282,317

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	2,235,536	2,104,236	4,407,255	4,173,368
Satellite and transmission expenses	194,444	180,957	381,284	330,453
Cost of sales - equipment, services and other	23,805	30,165	54,300	57,958
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	55,464	68,310	108,389	131,185
Other subscriber acquisition costs	218,396	253,823	427,572	506,287
Subscriber acquisition advertising	131,841	134,329	275,431	268,136
Total subscriber acquisition costs	405,701	456,462	811,392	905,608
General and administrative expenses	176,066	189,660	375,474	392,773
Depreciation and amortization (Note 8)	262,886	271,895	509,098	521,115
Total costs and expenses	3,298,438	3,233,375	6,538,803	6,381,275

Operating income (loss)	533,987	454,744	1,017,850	901,042

Other Income (Expense):
Interest income	3,616	18,212	12,110	32,376
Interest expense, net of amounts capitalized	(152,751)	(152,769)	(309,064)	(328,763)
Other, net	135,478	8,834	255,767	3,645
Total other income (expense)	(13,657)	(125,723)	(41,187)	(292,742)

Income (loss) before income taxes	520,330	329,021	976,663	608,300
Income tax (provision) benefit, net	(188,004)	(121,892)	(291,085)	(230,354)
Net income (loss)	332,326	207,129	685,578	377,946
Less: Net income (loss) attributable to noncontrolling interests, net of tax	7,903	(6,184)	9,670	(11,298)
Net income (loss) attributable to DISH Network	$324,423	$213,313	$675,908	$389,244

Weighted-average common shares outstanding - Class A and B common stock:
Basic	462,929	459,863	462,512	459,147
Diluted	464,635	462,607	464,400	461,941

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.70	$0.46	$1.46	$0.85
Diluted net income (loss) per share attributable to DISH Network	$0.70	$0.46	$1.46	$0.84

Comprehensive Income (Loss):
Net income (loss)	$332,326	$207,129	$685,578	$377,946
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	3,878
Unrealized holding gains (losses) on available-for-sale securities	39,405	9,586	46,827	19,569
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(34,310)	(555)	(93,797)	(62)
Deferred income tax (expense) benefit, net	(1,961)	(3,299)	(45,372)	(7,128)
Total other comprehensive income (loss), net of tax	3,134	5,732	(92,342)	16,257
Comprehensive income (loss)	335,460	212,861	593,236	394,203
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	7,903	(6,184)	9,670	(11,298)
Comprehensive income (loss) attributable to DISH Network	$327,557	$219,045	$583,566	$405,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$685,578	$377,946
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	509,098	521,115
Realized and unrealized losses (gains) on investments	(262,727)	(6,906)
Non-cash, stock-based compensation	14,823	20,644
Deferred tax expense (benefit)	72,427	58,118
Other, net	27,161	49,358
Changes in current assets and current liabilities, net	402,796	130,881
Net cash flows from operating activities from continuing operations	1,449,156	1,151,156
Net cash flows from operating activities from discontinued operations, net	—	(30,007)

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(112,864)	(2,679,365)
Sales and maturities of marketable investment securities	1,892,987	2,925,112
Purchases of property and equipment	(534,746)	(600,610)
Purchases of FCC authorizations - H Block wireless spectrum licenses (Note 10)	—	(1,343,372)
AWS-3 FCC license deposits (Note 10)	(9,075,567)	—
AWS-3 FCC deposit refund (Note 10)	400,000	—
Other, net	(38)	41,548
Net cash flows from investing activities from continuing operations	(7,430,228)	(1,656,687)
Net cash flows from investing activities from discontinued operations, net, including $0 and $0 of purchases of property and equipment, respectively	—	20,847

Cash Flows From Financing Activities:
Redemption and repurchases of long-term debt	(650,001)	(101,208)
Capital contributions from Northstar Manager and SNR Management (Note 10)	204,200	—
Repayment of long-term debt and capital lease obligations	(15,053)	(15,606)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	18,001	29,696
Other, net	13,678	19,986
Net cash flows from financing activities from continuing operations	(429,175)	(67,132)

Net increase (decrease) in cash and cash equivalents from continuing operations	(6,410,247)	(572,663)
Cash and cash equivalents, beginning of period from continuing operations	7,104,496	4,700,022
Cash and cash equivalents, end of period from continuing operations	$694,249	$4,127,359

Net increase (decrease) in cash and cash equivalents from discontinued operations	—	(9,160)
Cash and cash equivalents, beginning of period from discontinued operations	—	9,160
Cash and cash equivalents, end of period from discontinued operations	$—	$—

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

•            DISH.  We offer pay-TV services under the DISH® brand (“DISH”) and the Sling® brand (“Sling”) (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  Prior to 2015, we launched our Sling International video programming service (formerly known as DishWorld).  Sling International subscribers have historically been included in our Pay-TV subscriber count and represented a small percentage of our Pay-TV subscribers.  During 2015, we launched our Sling domestic and Sling Latino services.  For the three and six months ended June 30, 2015, we have included all Sling TV subscribers in our Pay-TV subscriber count.  As of June 30, 2015, we had 13.932 million Pay-TV subscribers in the United States.

In addition, we market broadband services under the dishNET™ brand, which had 0.595 million subscribers in the United States as of June 30, 2015.  Our satellite broadband service utilizes advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide.  This service primarily targets rural residents that are underserved, or unserved, by wireline broadband.  In addition to the dishNET branded satellite broadband service, we also offer wireline voice and broadband services under the dishNET brand as a competitive local exchange carrier to consumers living in a 14-state region in the western United States.  We primarily bundle our dishNET branded services with our DISH branded pay-TV service.

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

•                  AWS-3 Auction.  On February 13, 2015, Northstar Wireless, LLC (“Northstar Wireless”) and SNR Wireless LicenseCo, LLC (“SNR Wireless”) each filed applications with the FCC to acquire certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) that were made available in the auction designated by the FCC as Auction 97 (the “AWS-3 Auction”) for which it was named as winning bidder and had made the required down payments.  Each of Northstar Wireless and SNR Wireless had applied to receive a bidding credit of 25% as designated entities under applicable FCC rules.  We own an 85% non-controlling interest in each of Northstar Spectrum, LLC (“Northstar Spectrum,” and collectively with Northstar Wireless, the “Northstar Entities”) and SNR Wireless Holdco, LLC (“SNR Holdco,” and collectively with SNR Wireless, the “SNR Entities”), the parent companies of Northstar Wireless and SNR Wireless, respectively.  After Northstar Wireless and SNR Wireless made their respective final payments to the FCC on March 2, 2015 for the AWS-3 Licenses (which payments

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

were net of a bidding credit of 25%), our total non-controlling equity and debt investments in these entities and their parent companies, respectively, were approximately $9.778 billion.  Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR Holdco are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 for further discussion.

On April 29, 2015, the FCC issued a public notice that, among other things, found the applications filed by Northstar Wireless and SNR Wireless, upon initial review, to be acceptable for filing.  The FCC’s public notice also set the following filing deadlines related to the applications: (i) petitions to deny the applications must have been filed no later than May 11, 2015; (ii) oppositions to a petition to deny the applications must have been filed no later than May 18, 2015; and (iii) replies to oppositions must have been filed no later than May 26, 2015.  In addition, on April 29, 2015, we received a letter from the United States Senate Committee on Commerce, Science and Transportation (the “Senate Committee”), requesting certain information related to our relationship with Northstar Wireless and SNR Wireless and our participation in the AWS-3 Auction.  We cannot predict the timing or the outcome of the Senate Committee’s inquiry.

On July 22, 2015, we, Northstar Wireless, SNR Wireless and certain other parties attended a meeting with staff of the Wireless Telecommunications Bureau of the FCC to discuss a draft order that has been circulated by the Chairman’s office for approval by the other Commissioners relating to Northstar Wireless’ and SNR Wireless’ respective pending applications for the AWS-3 Licenses.  At the meeting and as subsequently confirmed by a summary of the meeting released by the FCC, we were informed that the draft order, if approved, would find that: (i) DISH Network has a controlling interest in Northstar Wireless and SNR Wireless, therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless) for which each had applied to receive as designated entities under applicable FCC rules; (ii) Northstar Wireless and SNR Wireless are qualified to hold the AWS-3 Licenses; (iii) the FCC will not designate the matter for a hearing, or refer the matter to the FCC enforcement bureau or the Department of Justice; and (iv) all other relief sought by the parties that filed Petitions to Deny will be denied.  The draft order remains subject to change, and must be approved by a majority of the Commissioners to become effective.

In the event that the FCC grants the AWS-3 Licenses to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), we may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

As a result of, among other things, our non-controlling debt and equity investments in the Northstar Entities and the SNR Entities, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make further investments in the Northstar Entities and the SNR Entities, continue investing in our businesses and to pursue acquisitions and other strategic transactions.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund such non-controlling debt and equity

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

investments, investments in our businesses, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

As of June 30, 2015 and December 31, 2014, the carrying value for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 6 for the fair value of our marketable investment securities and derivative financial instruments.

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

As of June 30, 2015 and December 31, 2014, we held derivative financial instruments indexed to the trading price of common equity securities with a fair value of $552 million and $383 million, respectively.  The fair value of the derivative financial instruments is dependent on the trading price of the indexed common equity securities, which may be volatile and vary depending on, among other things, the issuer’s financial and operational performance and market conditions.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.  On July 9, 2015, the FASB approved a one year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Net income (loss)	$332,326	$207,129	$685,578	$377,946
Less: Net income (loss) attributable to noncontrolling interests, net of tax	7,903	(6,184)	9,670	(11,298)
Net income (loss) attributable to DISH Network	$324,423	$213,313	$675,908	$389,244

Weighted-average common shares outstanding - Class A and B common stock:
Basic	462,929	459,863	462,512	459,147
Dilutive impact of stock awards outstanding	1,706	2,744	1,888	2,794
Diluted	464,635	462,607	464,400	461,941

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.70	$0.46	$1.46	$0.85
Diluted net income (loss) per share attributable to DISH Network	$0.70	$0.46	$1.46	$0.84

As of June 30, 2015 and 2014, there were stock awards to acquire 0.6 million and 0.3 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.

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

	As of June 30,
	2015	2014
	(In thousands)
Performance based options (1)	3,949	7,339
Restricted Performance Units (1)	1,389	1,834
Total (1)	5,338	9,173

(1)         The decrease in performance based options and Restricted Performance Units primarily resulted from the expiration of the 2005 LTIP.

4.                                      Supplemental Data — Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Six Months
	Ended June 30,
	2015	2014
	(In thousands)
Cash paid for interest (including capitalized interest)	$438,592	$422,744
Cash received for interest	16,083	78,691
Cash paid for income taxes	14,501	156,337
Capitalized interest	133,102	94,414
Employee benefits paid in Class A common stock	26,026	25,775
Unsettled trades related to repurchases of long-term debt	—	12,673
Satellite and Tracking Stock Transaction with EchoStar:
Transfer of property and equipment, net	—	432,080
Investment in EchoStar and HSSC preferred tracking stock - cost method	—	316,204
Transfer of liabilities and other	—	44,540
Capital distribution to EchoStar, net of deferred taxes of $31,274	—	51,466

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.             Other Comprehensive Income (Loss)

The following tables present the tax effect on each component of “Other comprehensive income (loss).”

	For the Three Months Ended June 30,
	2015			2014
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$—	$—	$—	$—	$—	$—
Unrealized holding gains (losses) on available-for-sale securities	39,405	(14,490)	24,915	9,586	(3,502)	6,084
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(34,310)	12,529	(21,781)	(555)	203	(352)
Other comprehensive income (loss)	$5,095	$(1,961)	$3,134	$9,031	$(3,299)	$5,732

	For the Six Months Ended June 30,
	2015			2014
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit (1)	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$—	$—	$—	$3,878	$—	$3,878
Unrealized holding gains (losses) on available-for-sale securities	46,827	(17,234)	29,593	19,569	(7,151)	12,418
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(93,797)	(28,138)	(121,935)	(62)	23	(39)
Other comprehensive income (loss)	$(46,970)	$(45,372)	$(92,342)	$23,385	$(7,128)	$16,257

(1)         Prior to December 31, 2012, we had established a valuation allowance against all deferred tax assets that were capital in nature.  At December 31, 2012, it was determined that these deferred tax assets were realizable and the valuation allowance was released, including the valuation allowance related to a specific portfolio of available-for-sale securities for which changes in fair value had historically been recognized as a separate component of “Accumulated other comprehensive income (loss).”  Under the intra-period tax allocation rules, a credit of $63 million was recorded in “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheets related to the release of this valuation allowance.

We elected to use the aggregate portfolio method to determine when the $63 million would be released from “Accumulated other comprehensive income (loss)” to “Income tax (provision) benefit, net” in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).  Under the aggregate portfolio approach, the intra-period tax allocation remaining in “Accumulated other comprehensive income (loss)” is not released to “Income tax (provision) benefit, net” until such time that the specific portfolio of available-for-sale securities that generated the original intra-period allocation is liquidated.  During the first quarter 2015, this specific available-for-sale security portfolio was liquidated and the $63 million credit that was previously recorded in “Accumulated other comprehensive income (loss)” was released to “Income tax (provision) benefit, net.”  This adjustment has no net effect on “Net cash flows from operating activities from continuing operations” or “Total stockholders’ equity (deficit).”

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax.

Unrealized/
Recognized
Gains
Accumulated Other Comprehensive Income (Loss)	(Losses)
(In thousands)
Balance as of December 31, 2014	$174,507
Other comprehensive income (loss) before reclassification	29,593
Amounts reclassified from accumulated other comprehensive income (loss)	(121,935)
Balance as of June 30, 2015	$82,165

6.                                      Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2015	2014
	(In thousands)
Marketable investment securities:
Current marketable investment securities - strategic	$296,480	$711,213
Current marketable investment securities - other	104,781	1,420,532
Total current marketable investment securities	401,261	2,131,745
Restricted marketable investment securities (1)	81,795	76,970
Total marketable investment securities	483,056	2,208,715

Restricted cash and cash equivalents (1)	5,189	10,014

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method	228,795	228,795
Investment in HSSC preferred tracking stock - cost method	87,409	87,409
Other investment securities - cost method	11,046	11,046
Total other investment securities	327,250	327,250

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$815,495	$2,545,979

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities — Strategic

Our current strategic marketable investment securities include strategic and financial debt and equity investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of June 30, 2015, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in our investment portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash and Marketable Investment Securities

As of June 30, 2015 and December 31, 2014, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2015 and December 31, 2014, we had accumulated net unrealized gains of $130 million and $177 million, respectively.  These amounts, net of related tax effect, were $82 million and $175 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of June 30, 2015				As of December 31, 2014
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U. S. Treasury and agency securities	$56,754	$66	$(1)	$65	$58,254	$7	$(11)	$(4)
Commercial paper	11,792	—	—	—	68,556	—	—	—
Corporate securities	169,526	39,856	(78)	39,778	1,496,044	72,918	(153)	72,765
Other	57,330	81	(14)	67	192,607	1,293	—	1,293
Equity securities	187,654	89,799	—	89,799	393,254	106,971	(4,346)	102,625
Total	$483,056	$129,802	$(93)	$129,709	$2,208,715	$181,189	$(4,510)	$176,679

As of June 30, 2015, restricted and non-restricted marketable investment securities included debt securities of $134 million with contractual maturities within one year, $60 million with contractual maturities extending longer than one year through and including five years and $101 million with contractual maturities longer than ten years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of June 30, 2015, the unrealized losses related to our investments in debt securities primarily represented investments in corporate securities.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	June 30, 2015		December 31, 2014
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$56,244	$(82)	$280,738	$(105)
12 months or more	127	(11)	135,853	(59)
Equity Securities:
Less than 12 months	—	—	15,338	(4,346)
12 months or more	—	—	—	—
Total	$56,371	$(93)	$431,929	$(4,510)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents (including restricted)	$608,160	$64,852	$543,308	$—	$7,009,897	$274,123	$6,735,774	$—

Debt securities (including restricted):
U. S. Treasury and agency securities	$56,754	$51,870	$4,884	$—	$58,254	$42,710	$15,544	$—
Commercial paper	11,792	—	11,792	—	68,556	—	68,556	—
Corporate securities	169,526	—	161,668	7,858	1,496,044	—	1,488,340	7,704
Other	57,330	—	57,123	207	192,607	—	58,171	134,436

Equity securities	187,654	187,654	—	—	393,254	393,254	—	—

Subtotal	483,056	239,524	235,467	8,065	2,208,715	435,964	1,630,611	142,140

Derivative financial instruments	551,847	—	551,847	—	383,460	—	383,460	—

Total	$1,034,903	$239,524	$787,314	$8,065	$2,592,175	$435,964	$2,014,071	$142,140

As of June 30, 2015 and December 31, 2014, our Level 3 investments consisted predominately of corporate securities.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  For our Level 3 investments, we evaluate, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

Changes in Level 3 instruments were as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2014	$142,140
Net realized and unrealized gains (losses) included in earnings	1,089
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	(693)
Purchases	—
Settlements	(134,471)
Issuances	—
Transfers into or out of Level 3	—
Balance as of June 30, 2015	$8,065

During the six months ended June 30, 2015, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other Income (Expense):	2015	2014	2015	2014
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$34,927	$555	$99,907	$6,192
Marketable investment securities - unrealized gains (losses) on investments accounted for using the Fair Value Option	—	2,742	—	7,018
Derivative financial instruments - net realized and/or unrealized gains (losses)	100,776	5,130	168,387	(174)
Marketable investment securities - other-than-temporary impairments	—	—	(5,567)	(6,130)
Other	(225)	407	(6,960)	(3,261)
Total	$135,478	$8,834	$255,767	$3,645

7.             Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2015	2014
	(In thousands)
Finished goods	$233,650	$252,238
Raw materials	126,155	159,095
Work-in-process	106,395	82,421
Total inventory	$466,200	$493,754

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.             Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	June 30,	December 31,
	(In Years)	2015	2014
		(In thousands)
Equipment leased to customers	2-5	$3,525,007	$3,639,607
EchoStar XV	15	277,658	277,658
D1	15	150,000	150,000
T1	15	401,721	401,721
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	761,688	747,139
Buildings and improvements	1-40	87,018	85,509
Land	—	5,504	5,504
Construction in progress	—	972,596	774,567
Total property and equipment		6,681,011	6,581,524
Accumulated depreciation		(2,910,542)	(2,807,985)
Property and equipment, net		$3,770,469	$3,773,539

Construction in progress consisted of the following:

	As of
	June 30,	December 31,
	2015	2014
	(In thousands)
Wireless ground equipment and build-out, including capitalized interest	$609,560	$484,668
EchoStar XVIII, including capitalized interest	333,150	271,497
Other	29,886	18,402
Total construction in progress	$972,596	$774,567

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

Depreciation and amortization expense consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Equipment leased to customers	$217,235	$224,470	$419,419	$419,684
Satellites	21,957	21,957	43,913	51,853
Buildings, furniture, fixtures, equipment and other	23,694	25,468	45,766	49,578
Total depreciation and amortization	$262,886	$271,895	$509,098	$521,115

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

As of June 30, 2015, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
			(Years) /
		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV (1)	July 2010	45	15

Under Construction:
EchoStar XVIII (2)	2016	110	15

Leased from EchoStar (1):
EchoStar I (3)(4)(5)	December 1995	77	November 2015
EchoStar VII (3)(4)	February 2002	119	June 2016
EchoStar VIII	August 2002	77	Month to month
EchoStar IX	August 2003	121	Month to month
EchoStar X (3)(4)	February 2006	110	February 2021
EchoStar XI (3)(4)	July 2008	110	September 2021
EchoStar XII (3)	July 2003	61.5	September 2017
EchoStar XIV (3)(4)	March 2010	119	February 2023
EchoStar XVI (6)	November 2012	61.5	January 2017
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)         See Note 12 for further discussion of our Related Party Transactions with EchoStar.

(2)         EchoStar XVIII is expected to launch during 2016.

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

(5)         We did not exercise our option to renew the satellite capacity agreement for EchoStar I.

(6)         We have the option to renew this lease for an additional six-year period.  If we exercise our six-year renewal option, we have the option to renew this lease for an additional five years.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.             Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of June 30, 2015 and December 31, 2014:

	As of
	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7 3/4% Senior Notes due 2015 (1)	$—	$—	$650,001	$664,321
7 1/8% Senior Notes due 2016 (2)	1,500,000	1,540,680	1,500,000	1,580,625
4 5/8% Senior Notes due 2017	900,000	926,298	900,000	933,750
4 1/4% Senior Notes due 2018	1,200,000	1,221,000	1,200,000	1,245,600
7 7/8% Senior Notes due 2019	1,400,000	1,554,140	1,400,000	1,589,700
5 1/8% Senior Notes due 2020	1,100,000	1,136,498	1,100,000	1,100,000
6 3/4% Senior Notes due 2021	2,000,000	2,090,000	2,000,000	2,157,500
5 7/8% Senior Notes due 2022	2,000,000	2,000,000	2,000,000	2,055,000
5% Senior Notes due 2023	1,500,000	1,407,045	1,500,000	1,470,000
5 7/8% Senior Notes due 2024	2,000,000	1,920,000	2,000,000	2,019,800
Other notes payable	33,049	33,049	34,084	34,084
Subtotal	13,633,049	$13,828,710	14,284,085	$14,850,380
Unamortized deferred financing costs and debt discounts, net	(46,286)		(51,473)
Capital lease obligations (3)	180,911		194,914
Total long-term debt and capital lease obligations (including current portion)	$13,767,674		$14,427,526

(1)               On June 1, 2015, we redeemed the principal balance of our 7 3/4% Senior Notes due 2015.

(2)               Our 7 1/8% Senior Notes due 2016 mature on February 1, 2016 and have been reclassified to “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2015.

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

AWS-3 Auction

The AWS-3 Auction commenced on November 13, 2014 and concluded on January 29, 2015.  The FCC’s prohibition on certain communications related to the AWS-3 Auction expired on February 13, 2015.  Also, on February 13, 2015, Northstar Wireless and SNR Wireless each filed applications with the FCC to acquire certain AWS-3 Licenses that were made available in the AWS-3 Auction for which it was named as winning bidder and had made the required down payments.  Each of Northstar Wireless and SNR Wireless had applied to receive a bidding credit of 25% as designated entities under applicable FCC rules.  In February 2015, one of our wholly-owned subsidiaries received a refund from the FCC of its $400 million upfront payment related to the AWS-3 Auction.

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

After Northstar Wireless and SNR Wireless made their respective final payments to the FCC on March 2, 2015 for the Northstar Licenses and the SNR Licenses (which payments were net of a bidding credit of 25%), our total non-controlling equity and debt investments in the Northstar Entities and the SNR Entities were approximately $9.778 billion.  On April 29, 2015, the FCC issued a public notice that, among other things, found the applications filed by Northstar Wireless and SNR Wireless, upon initial review, to be acceptable for filing.  The FCC’s public notice also set the following filing deadlines related to the applications: (i) petitions to deny the applications must have been filed no later than May 11, 2015; (ii) oppositions to a petition to deny the applications must have been filed no later than May 18, 2015; and (iii) replies to oppositions must have been filed no later than May 26, 2015.  In addition, on April 29, 2015, we received a letter from the United States Senate Committee on Commerce, Science and Transportation (the “Senate Committee”), requesting certain information related to our relationship with Northstar Wireless and SNR Wireless and our participation in the AWS-3 Auction.  We cannot predict the timing or the outcome of the Senate Committee’s inquiry.

On July 22, 2015, we, Northstar Wireless, SNR Wireless and certain other parties attended a meeting with staff of the Wireless Telecommunications Bureau of the FCC to discuss a draft order that has been circulated by the Chairman’s office for approval by the other Commissioners relating to Northstar Wireless’ and SNR Wireless’ respective pending applications for the AWS-3 Licenses.  At the meeting and as subsequently confirmed by a summary of the meeting released by the FCC, we were informed that the draft order, if approved, would find that: (i) DISH Network has a controlling interest in Northstar Wireless and SNR Wireless, therefore DISH Network’s

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless) for which each had applied to receive as designated entities under applicable FCC rules; (ii) Northstar Wireless and SNR Wireless are qualified to hold the AWS-3 Licenses; (iii) the FCC will not designate the matter for a hearing, or refer the matter to the FCC enforcement bureau or the Department of Justice; and (iv) all other relief sought by the parties that filed Petitions to Deny will be denied.  The draft order remains subject to change, and must be approved by a majority of the Commissioners to become effective.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, we may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

As a result of, among other things, our non-controlling debt and equity investments in the Northstar Entities and the SNR Entities, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make further investments in the Northstar Entities and the SNR Entities, continue investing in our businesses and to pursue acquisitions and other strategic transactions.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund such non-controlling debt and equity investments, investments in our businesses, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of June 30, 2015, the remaining obligation of our guarantee was $280 million.  As of June 30, 2015, we have not recorded a liability on the balance sheet for this guarantee.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey® set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 26, 2015, we and EchoStar filed a petition before the United States Patent and Trademark Office challenging the validity of the 233 patent.  The United States Patent and Trademark Office has agreed to institute a proceeding on our petition, as well as on two third-party petitions challenging the validity of the 233 patent.  On June 4, 2015, the litigation in the District Court was ordered stayed pending resolution of the proceeding before the United States Patent and Trademark Office.

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

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and Telephone Sales Rules, as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs were seeking civil penalties and damages of approximately $270 million and that the federal plaintiff was seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs are also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We also filed a motion for summary judgment, seeking dismissal of all claims.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. is entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs are entitled to partial summary judgment with respect to ten claims in the action, which includes, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages are questions for trial.  Trial is scheduled to commence on January 5, 2016.  In recent pre-trial disclosures, the federal plaintiff has informed us that it intends to seek up to $900 million in alleged civil penalties at trial, and the state plaintiffs have informed us that they now intend to seek $23.5 billion in alleged civil penalties and damages.

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

Grecia

On March 27, 2015, William Grecia (“Grecia”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,533,860 (the “860 patent”), which is entitled “Personalized Digital Media Access System—PDMAS Part II.”  Grecia alleges that we violate the 860 patent in connection with our digital rights management.  Grecia is the named inventor on the 860 patent.  On June 22, 2015, the case was transferred to the United States District Court for the Northern District of California.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared filed its complaint, which included various claims against us, EchoStar, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims included, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against us, EchoStar and Mr. Ergen; and Harbinger’s claim against SPSO for statutory disallowance.  These claims proceeded to a non-jury trial on January 9, 2014.  In its Post-Trial Findings of Fact and Conclusions of Law entered on June 10, 2014, the Bankruptcy Court rejected all claims against us and EchoStar, and it rejected some but not all claims against the other defendants.  On July 7, 2015, the United States District Court for the Southern District of New York denied Harbinger’s motion for an appeal of certain Bankruptcy Court orders in the adversary proceeding.

We intend to vigorously defend any claims against us in this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

LightSquared/Harbinger Capital Partners LLC (Harbinger Colorado and New York Actions)

On July 8, 2014, Harbinger filed suit against us, LBAC, Mr. Ergen, SPSO, and certain other parties, in the United States District Court for the District of Colorado.  The complaint asserts claims for tortious interference with contract and abuse of process, as well as claims alleging violations of the federal Racketeering Influenced and Corrupt Organization Act and the Colorado Organized Crime Control Act.  Harbinger seeks to rely on many of the

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

same facts and circumstances that were at issue in the LightSquared adversary proceeding pending in the Bankruptcy Court.  Harbinger argues that the defendants’ alleged conduct, among other things, is responsible for Harbinger’s losing control of LightSquared and causing Harbinger to lose certain of its equity interests or rights in LightSquared.  The complaint seeks damages in excess of $500 million, which under federal and state law may be trebled.  On April 28, 2015, the District Court granted our motion to dismiss the complaint.  On May 28, 2015, Harbinger filed a notice of appeal and on July 27, 2015, the United States Court of Appeals for the Tenth Circuit granted Harbinger’s unopposed motion to dismiss the appeal with prejudice.  This matter is now concluded.

On July 21, 2015, Harbinger filed a substantially similar complaint against us, LBAC, Mr. Ergen, SPSO, and certain other parties, in the United States District Court for the Southern District of New York.  The complaint again asserts claims for tortious interference with contract and abuse of process, and also repeats the same claims alleging violations of the federal Racketeering Influenced and Corrupt Organization Act and the Colorado Organized Crime Control Act.  Harbinger again seeks to rely on many of the same facts and circumstances that were at issue in the LightSquared adversary proceeding pending in the Bankruptcy Court.  Harbinger argues that the defendants’ alleged conduct, among other things, is responsible for Harbinger’s losing control of LightSquared and causing Harbinger to lose certain of its equity interests or rights in LightSquared.  This complaint seeks damages in excess of $1.5 billion, which under federal and state law may be trebled.

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

Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its business judgment that it is in the best interests of the Company not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  At a hearing on July 16, 2015, the Court issued an oral decision granting the Special Litigation Committee’s motion to defer to the Special Litigation Committee’s October 24, 2014 report, including its finding that dismissal of the action is in the best interest of the Company. The Court also held that, in light of the granting of the motion to defer, the pending motions to dismiss filed by the individual defendants were moot.  The Court’s oral decision granting the motion to defer will be reflected in a written order, which has not yet been entered.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us; EchoStar and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277 and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving us and EchoStar as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which we and EchoStar are sublicensees.  On August 12, 2014, in response to the parties’ respective summary judgment

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

motions related to the Gemstar license issues, the Court ruled in favor of PMC and dismissed all claims by or against Gemstar and entered partial final judgment in PMC’s favor as to those claims.  On September 16, 2014, we and EchoStar filed a notice of appeal of that partial final judgment.  PMC’s damages expert had contended that we and EchoStar are liable for damages ranging from approximately $500 million to $650 million as of March 31, 2012, and subsequently modified such damages as ranging from approximately $150 million to $450 million, as of September 30, 2014, which did not include pre-judgment interest and could be trebled under Federal law.  On May 7, 2015, we, EchoStar and PMC entered into a settlement and release agreement that provides, among other things, for a license by PMC to us and EchoStar for certain patents and patent applications and the dismissal of all of PMC’s claims in the action against us and EchoStar with prejudice.  On June 4, 2015, the Court dismissed all of PMC’s claims in the action against us and EchoStar with prejudice.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C.; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial is scheduled to commence on January 12, 2016.

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

TQ Delta, LLC

On July 17, 2015, TQ Delta, LLC (“TQ Delta”) filed a complaint against us and our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C. in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 6,961,369 (the “369 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 8,718,158 (the “158 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 9,014,243 (the “243 patent”), which is entitled “System and Method for Scrambling Using a Bit Scrambler and a Phase Scrambler”; United States Patent No.7,835,430 (the “430 patent”), which is entitled “Multicarrier Modulation Messaging for Frequency Domain Received Idle Channel Noise Information”; United States Patent No. 8,238,412 (the “412 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; United States Patent No. 8,432,956 (the “956 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; and United States Patent No. 8,611,404 (the “404 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability.”  TQ Delta alleges that our satellite TV service, Internet service, set-top boxes, gateways, routers, modems, adapters and networks that operate in accordance with one or more Multimedia over Coax Alliance Standards infringe the asserted patents.  On the same day, in the same court, TQ Delta filed actions alleging infringement of the same patents against Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc.  TQ Delta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

All other and eliminations primarily include intersegment eliminations related to intercompany debt, which is eliminated in consolidation.

The total assets, revenue and operating income by segment were as follows:

	As of
	June 30,	December 31,
	2015	2014
	(In thousands)
Total assets:
DISH	$22,134,800	$21,388,131
Wireless (1)	16,092,105	7,577,894
All other and eliminations	(15,464,217)	(6,894,817)
Total assets	$22,762,688	$22,071,208

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenue:
DISH	$3,832,293	$3,687,951	$7,556,413	$7,281,983
Wireless	132	168	240	334
All other and eliminations	—	—	—	—
Total revenue	$3,832,425	$3,688,119	$7,556,653	$7,282,317

Operating income (loss):
DISH	$550,912	$470,260	$1,050,222	$940,190
Wireless	(16,925)	(15,516)	(32,372)	(39,148)
All other and eliminations	—	—	—	—
Total operating income (loss)	$533,987	$454,744	$1,017,850	$901,042

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.          Related Party Transactions

Related Party Transactions with EchoStar

Following the Spin-off, we and EchoStar have operated as separate publicly-traded companies, and, except for the Satellite and Tracking Stock Transaction and Sling TV Holding L.L.C. (“Sling TV Holding,” formerly known as DISH Digital Holding L.L.C.) described below, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Real Estate Lease Agreements.  Since the Spin-off, we have entered into lease agreements pursuant to which we lease certain real estate to EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

•                  El Paso Lease Agreement.  During 2012, we leased certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms.  During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018.

•                  American Fork Occupancy License Agreement.  During 2013, we subleased certain space at 796 East Utah Valley Drive, American Fork, Utah to EchoStar for a period ending on July 31, 2017.  In connection with the Exchange Agreement relating to Sling TV Holding discussed below, this sublease terminated during the fourth quarter 2014.

“Subscriber-related expenses”

During the three months ended June 30, 2015 and 2014, we incurred $24 million and $19 million, respectively, for subscriber-related expenses from EchoStar.  During the six months ended June 30, 2015 and 2014, we incurred $48 million and $36 million, respectively, for subscriber-related expenses from EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

For the three months ended June 30, 2015 and 2014, we purchased broadband equipment from HNS of $3 million and $5 million, respectively.  For the six months ended June 30, 2015 and 2014, we purchased broadband equipment from HNS of $4 million and $15 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  We also purchase certain broadband equipment from EchoStar under the 2012 Receiver Agreement, discussed below.  In addition, see above for further information regarding the Distribution Agreement.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive certain services related to placeshifting, which is used for, among other things, the DISH Anywhere mobile application.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement automatically renewed on February 23, 2015 for an additional one-year period until February 23, 2016.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.

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

“Satellite and transmission expenses”

During the three months ended June 30, 2015 and 2014, we incurred $185 million and $171 million, respectively, for satellite and transmission expenses from EchoStar.  During the six months ended June 30, 2015 and 2014, we incurred $362 million and $310 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•                  EchoStar I, VII, X, XI and XIV.  On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar I, VII, X, XI and XIV satellites.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  We did not exercise our option to renew the satellite capacity agreement for EchoStar I.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that we will exercise our option to receive service on a replacement satellite.

TT&C Agreement.  Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for certain satellites for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  We are able to terminate the 2012 TT&C Agreement for any reason upon 60 days notice.

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

Sling TV Holding.  Effective July 1, 2012, we and EchoStar formed Sling TV Holding, which was owned two-thirds by us and one-third by EchoStar and was consolidated into our financial statements beginning July 1, 2012.  Sling TV Holding was formed to develop and commercialize certain advanced technologies.  At that time, we, EchoStar and Sling TV Holding entered into the following agreements with respect to Sling TV Holding:  (i) a contribution agreement pursuant to which we and EchoStar contributed certain assets in exchange for our respective ownership interests in Sling TV Holding; (ii) a limited liability company operating agreement (the “Operating Agreement”), which provides for the governance of Sling TV Holding; and (iii) a commercial agreement (the “Commercial Agreement”) pursuant to which, among other things, Sling TV Holding has:  (a) certain rights and corresponding obligations with respect to its business; and (b) the right, but not the obligation, to receive certain services from us and EchoStar, respectively.  Since this was a formation of an entity under common control and a step-up in basis was not allowed, each party’s contributions were recorded at historical book value for accounting purposes.

Effective August 1, 2014, EchoStar and Sling TV Holding entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, Sling TV Holding distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV Holding to a ten percent non-voting interest.  We now have a ninety percent equity interest and a 100% voting interest in Sling TV Holding.  In addition, we, EchoStar and Sling TV Holding amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement.  Finally, we, EchoStar and Sling TV Holding amended and restated the Commercial Agreement, pursuant to which, among other things, Sling TV Holding:  (1) continues to have certain rights and

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain services from us and EchoStar; and (3) has a license from EchoStar to use certain of the assets distributed to EchoStar as part of the Exchange Agreement.  Sling TV Holding operates, through its subsidiary Sling TV L.L.C., the Sling TV services.

Since the Exchange Agreement is among entities under common control, we recorded the difference between the historical cost basis of the assets transferred to EchoStar and our historical cost basis in EchoStar’s one-third noncontrolling interest in Sling TV Holding as a $6 million, net of deferred taxes, capital distribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  In addition, we recorded the initial fair value of EchoStar’s ten percent non-voting interest as a $14 million, net of deferred taxes, deemed distribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

EchoStar’s ten percent non-voting interest is redeemable, subject to certain conditions, at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interest” in the mezzanine section of our Condensed Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV Holding was initially accounted for at fair value, which established a minimum threshold value for this interest.  Redemption of the interest is contingent on a certain performance goal being achieved by Sling TV Holding, which is not yet probable of being achieved.

“General and administrative expenses”

During the three months ended June 30, 2015 and 2014, we incurred $24 million and $31 million, respectively, for general and administrative expenses from EchoStar.  During the six months ended June 30, 2015 and 2014, we incurred $44 million and $55 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.  Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Equipment sales, services and other revenue - EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

For the three months ended June 30, 2015 and 2014, we purchased set-top boxes and other equipment from EchoStar of $193 million and $296 million, respectively.  For the six months ended June 30, 2015 and 2014, we purchased set-top boxes and other equipment from EchoStar of $416 million and $590 million, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Amended and Restated T2 Development Agreement.  On August 29, 2013, we and EchoStar entered into a development agreement (the “T2 Development Agreement”) with respect to the T2 satellite, by which EchoStar reimbursed us for amounts we paid pursuant to an authorization to proceed (the “T2 ATP”) with SS/L related to the T2 satellite construction contract.  In exchange, we granted EchoStar a right of first refusal and right of first offer to purchase our rights in T2 during the term of the T2 Development Agreement.  During the fourth quarter 2013, we and EchoStar amended and restated the T2 Development Agreement (the “Amended and Restated T2 Development Agreement”), which superseded and replaced the T2 Development Agreement.  Under the Amended and Restated T2 Development Agreement, EchoStar reimbursed us for amounts we paid pursuant to the T2 ATP with SS/L.  During the three months ended June 30, 2014, we received payments from EchoStar of approximately $21 million under the Amended and Restated T2 Development Agreement to reimburse us for amounts paid to SS/L.  In addition, during the six months ended June 30, 2014, we received payments from EchoStar of approximately $24 million.  In exchange, we granted EchoStar the right and option to purchase our rights in the T2 satellite for the sum of $55 million, exercisable at any time during the term of the Amended and Restated T2 Development Agreement.  During the fourth quarter 2014, EchoStar purchased our rights to the T2 satellite for $55 million.  In accordance with accounting principles that apply to transfers of assets between companies under common control, we recorded the difference between our historical cost basis of the satellite and the fair value of the satellite transferred to EchoStar as a $9 million, net of deferred taxes, capital contribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

PMC.  During 2008, PMC filed suit against us; EchoStar and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277 and 5,887,243, which relate to satellite signal processing.  On May 7, 2015, we, EchoStar and PMC entered into a settlement and release agreement that provided, among other things, for a license by PMC to us and EchoStar for certain patents and patent applications and the dismissal of all of PMC’s claims in the action against us and EchoStar with prejudice.  On June 4, 2015, the Court dismissed all of PMC’s claims in the action against us and EchoStar with prejudice.  See Note 10 for further discussion.  In June 2015, we and EchoStar agreed that EchoStar would contribute a one-time payment of $5 million towards the settlement under the agreements entered into in connection with the Spin-off and the 2012 Receiver Agreement.

gTLD Bidding Agreement.  In April 2015, we and EchoStar entered into a gTLD Bidding Agreement whereby, among other things: (i) we obtained rights from EchoStar to participate in a generic top level domain (“gTLD”) auction, assuming all rights and obligations from EchoStar related to EchoStar’s application with ICANN for a particular gTLD; (ii) we agreed to reimburse EchoStar for its ICANN application fee and certain out-of-pocket expenses related to the application and the auction; and (iii) we and EchoStar agreed to split equally the net proceeds obtained by us as the losing bidder in the auction, less such fee reimbursement and out-of-pocket expenses.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$24,524	$38,867	$47,022	$59,070

	As of
	June 30,	December 31,
	2015	2014
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$15,083	$14,819
Commitments to NagraStar	$5,070	$12,368

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

Financial Highlights

2015 Second Quarter Consolidated Results of Operations and Key Operating Metrics

•                  Revenue of $3.832 billion

•                  Pay-TV ARPU of $87.91

•                  Net income attributable to DISH Network of $324 million and basic earnings per share of common stock of $0.70

•                  Gross new Pay-TV subscriber activations of approximately 638,000

•                  Loss of approximately 81,000 net Pay-TV subscribers

•                  Pay-TV subscriber churn rate of 1.71%

•                  Addition of approximately 4,000 net broadband subscribers

Consolidated Financial Condition as of June 30, 2015

•                  Cash, cash equivalents and current marketable investment securities of $1.096 billion

•                  Total assets of $22.763 billion

•                  Total long-term debt and capital lease obligations of $13.768 billion

Business Segments

DISH

We offer pay-TV services under the DISH® brand (“DISH”) and the Sling® brand (“Sling”) (collectively “Pay-TV” services).  We had 13.932 million Pay-TV subscribers in the United States as of June 30, 2015 and are the nation’s third largest pay-TV provider.  Our current revenue and profit is primarily derived from providing Pay-TV services.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper® whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our current generation Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

In addition, we bundle broadband and telephone services with our DISH branded pay-TV services.  As of June 30, 2015, we had 0.595 million broadband subscribers in the United States.  Connecting our subscribers’ receivers to broadband service enhances the video experience and facilitates access to DISH branded programming services on mobile devices.  We market our wireline and satellite broadband services under the dishNET brand.  Our dishNET satellite broadband service primarily targets rural residents that are underserved, or unserved, by wireline broadband, and provides download speeds of up to 15 Mbps and our dishNET branded wireline broadband service provides download speeds of up to 20 Mbps.

Over-the-top pay-TV services.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available through certain streaming-capable devices.  Prior to 2015, we launched our Sling International video programming service (formerly known as DishWorld).  Sling International subscribers have historically been included in our Pay-TV subscriber count and represented a small percentage of our Pay-TV subscribers.  Sling International offers over 200 channels in 18 languages.  On February 9, 2015, we launched a live, linear streaming OTT domestic pay-TV service.  The Sling domestic core package consists of over 20 channels offered for a $20 monthly subscription.  In addition to the core programming package, Sling domestic offers additional tiers of programming, including news, children’s and premium programming, each for an additional monthly fee, as well as a video on-demand programming library.  On June 4, 2015, we also launched a live, linear streaming OTT Spanish-language pay-TV service under the Sling Latino brand.  For the three and six months ended June 30, 2015, we have included all Sling TV subscribers in our Pay-TV subscriber count.

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

AWS-3 Auction.

On February 13, 2015, Northstar Wireless, LLC (“Northstar Wireless”) and SNR Wireless LicenseCo, LLC (“SNR Wireless”) each filed applications with the Federal Communications Commission (“FCC”) to acquire certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) that were made available in the auction designated by the FCC as Auction 97 (the “AWS-3 Auction”) for which it was named as winning bidder and had made the required down payments.  Each of Northstar Wireless and SNR Wireless had applied to receive a bidding credit of 25% as

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

designated entities under applicable FCC rules.  We own an 85% non-controlling interest in each of Northstar Spectrum, LLC (“Northstar Spectrum,” and collectively with Northstar Wireless, the “Northstar Entities”) and SNR Wireless Holdco, LLC (“SNR Holdco,” and collectively with SNR Wireless, the “SNR Entities”), the parent companies of Northstar Wireless and SNR Wireless, respectively.  After Northstar Wireless and SNR Wireless made their respective final payments to the FCC on March 2, 2015 for the AWS-3 Licenses (which payments were net of a bidding credit of 25%), our total non-controlling equity and debt investments in these entities and their parent companies, respectively, were approximately $9.778 billion.  Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR Holdco are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 for further discussion.

On April 29, 2015, the FCC issued a public notice that, among other things, found the applications filed by Northstar Wireless and SNR Wireless, upon initial review, to be acceptable for filing.  The FCC’s public notice also set the following filing deadlines related to the applications: (i) petitions to deny the applications must have been filed no later than May 11, 2015; (ii) oppositions to a petition to deny the applications must have been filed no later than May 18, 2015; and (iii) replies to oppositions must have been filed no later than May 26, 2015.  In addition, on April 29, 2015, we received a letter from the United States Senate Committee on Commerce, Science and Transportation (the “Senate Committee”), requesting certain information related to our relationship with Northstar Wireless and SNR Wireless and our participation in the AWS-3 Auction.  We cannot predict the timing or the outcome of the Senate Committee’s inquiry.

On July 22, 2015, we, Northstar Wireless, SNR Wireless and certain other parties attended a meeting with staff of the Wireless Telecommunications Bureau of the FCC to discuss a draft order that has been circulated by the Chairman’s office for approval by the other Commissioners relating to Northstar Wireless’ and SNR Wireless’ respective pending applications for the AWS-3 Licenses.  At the meeting and as subsequently confirmed by a summary of the meeting released by the FCC, we were informed that the draft order, if approved, would find that: (i) DISH Network has a controlling interest in Northstar Wireless and SNR Wireless, therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless) for which each had applied to receive as designated entities under applicable FCC rules; (ii) Northstar Wireless and SNR Wireless are qualified to hold the AWS-3 Licenses; (iii) the FCC will not designate the matter for a hearing, or refer the matter to the FCC enforcement bureau or the Department of Justice; and (iv) all other relief sought by the parties that filed Petitions to Deny will be denied.  The draft order remains subject to change, and must be approved by a majority of the Commissioners to become effective.

In the event that the FCC grants the AWS-3 Licenses to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), we may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

As a result of, among other things, our non-controlling debt and equity investments in the Northstar Entities and the SNR Entities, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make further investments in the Northstar Entities and the SNR Entities, continue investing in our businesses and to pursue acquisitions and other strategic transactions.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund such non-controlling debt and equity investments, investments in our businesses, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

See Note 10 “Commitments and Contingencies — AWS-3 Auction” in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Trends in our DISH Segment

Competition

Competition has intensified in recent years as the pay-TV industry has matured.  We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of Pay-TV services.  Some of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers.  We incur significant costs to retain our existing customers, mostly as a result of upgrading their equipment to HD and DVR receivers and by providing retention credits.  Our subscriber retention costs may vary significantly from period to period.  We also face increased competition from content providers and other companies who distribute video directly to consumers over the Internet.  Programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.  Online platforms may cause our subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online platforms a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.

During July 2015, we launched a new marketing promotion offering certain DISH branded pay-TV programming packages without a price increase for a two year period.  While we plan to implement other new marketing efforts, there can be no assurance that we will ultimately be successful increasing our gross new Pay-TV subscriber activations.  Additionally, in response to our new efforts, we may face increased competitive pressures, including aggressive marketing, discounted promotional offers and more aggressive retention efforts.

Our Pay-TV subscriber base has recently been declining due to, among other things, the factors described above.  There can be no assurance that our Pay-TV subscriber base will not continue to decline.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

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

Increases in programming costs generally cause us to increase the rates that we charge to our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Additionally, even if our subscribers do not disconnect our services, they may purchase through new and existing online platforms a certain portion of the services that they would have historically purchased from us, such as pay-per-view movies, resulting in less revenue to us.

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

Operations and Customer Service

While competitive factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to us.  In the past, our Pay-TV subscriber growth has been adversely affected by signal theft and other forms of fraud and by our operational inefficiencies.  To combat signal theft and improve the security of our broadcast system, we use microchips embedded in credit card sized access cards, called “smart cards,” or security chips in our DBS receiver systems to control access to authorized programming content (“Security Access Devices”).  We expect that future replacements of these devices will be necessary to keep our system secure.  To combat other forms of fraud, we monitor our third-party distributors’ and retailers’ adherence to our business rules.

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

Changes in our Technology

We have been deploying DBS receivers that utilize 8PSK modulation technology with MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow improved broadcast efficiency, and therefore allow increased programming capacity.  Many of our customers today, however, do not have DBS receivers that use MPEG-4 compression technology and a small number of our customers have DBS receivers that use QPSK modulation technology.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new DBS receivers that we purchase from EchoStar Corporation (“EchoStar”) have MPEG-4 compression with 8PSK modulation technology.  Although we continue to refurbish and redeploy certain MPEG-2 DBS receivers with 8PSK modulation technology, as a result of our HD initiatives, current promotions and the scheduled launch of our EchoStar XVIII satellite during 2016, we currently activate most new customers with higher priced MPEG-4 technology, which limits our ability to redeploy MPEG-2 DBS receivers.

In addition, from time to time, we change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

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

Subscriber-related expenses.  “Subscriber-related expenses” principally include pay-TV programming expenses, which represent a substantial majority of these expenses.  “Subscriber-related expenses” also include costs for pay-TV and broadband services incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to DBS receiver systems and broadband equipment, subscriber retention, other variable subscriber expenses and monthly wholesale fees paid to broadband providers.

Satellite and transmission expenses.  “Satellite and transmission expenses” includes the cost of leasing satellite and transponder capacity from EchoStar and the cost of digital broadcast operations provided to us by EchoStar, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, and other professional services.  “Satellite and transmission expenses” also includes executory costs associated with capital leases and costs associated with transponder leases and other related services.  In addition, “Satellite and transmission expenses” includes costs associated with our Sling TV services including, among other things, streaming delivery technology and infrastructure.

Cost of sales - equipment, services and other.  “Cost of sales - equipment, services and other” primarily includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment.  In addition, “Cost of sales - equipment, services and other” includes costs related to equipment sales, services, and other agreements with EchoStar.

Subscriber acquisition costs.  While we primarily lease DBS receiver systems and Broadband modem equipment, we also subsidize certain costs to attract new subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of DBS receiver systems to retailers and other third-party distributors of our equipment, the cost of subsidized sales of DBS receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  Our “Subscriber acquisition costs” also includes costs associated with acquiring Sling TV subscribers including, among other things, costs related to acquisition advertising, our direct sales efforts and commissions.

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

Pay-TV subscribers.  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our Pay-TV subscriber count.  We also provide DISH branded pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  Prior to 2015, we launched our Sling International video programming service.  Sling International subscribers have historically been included in our Pay-TV subscriber count and represented a small percentage of our Pay-TV subscribers.  During 2015, we launched our Sling domestic and Sling Latino services.  For the three and six months ended June 30, 2015, we have included all Sling TV subscribers in our Pay-TV subscriber count.  Sling TV subscribers receiving service for no charge, under certain new subscriber promotions, are excluded from our Pay-TV subscriber count.  Sling TV subscribers are recorded net of disconnects in our gross new Pay-TV subscriber activations.  Our Pay-TV metrics for the three months ended March 31, 2015 have been recast to include 169,000 Sling domestic subscribers.  For customers who subscribe to both our DISH branded pay-TV service and our Sling branded pay-TV service, each subscription is counted as a separate Pay-TV subscriber.

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

Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”).  We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses.  We calculate Pay-TV churn rate for any period by dividing the number of Pay-TV subscribers who terminated service during the period by the average number of Pay-TV subscribers for the same period, and further dividing by the number of months in the period.  When calculating the Pay-TV churn rate, the same methodology for calculating average number of Pay-TV subscribers is used as when calculating Pay-TV ARPU.  Sling TV subscribers are recorded net of disconnects in our gross new Pay-TV subscriber activations, as discussed above, and to the extent that our Sling TV subscriber base grows, our Pay-TV churn rate will be positively impacted.

Adjusted free cash flow.  We define adjusted free cash flow as “Net cash flows from operating activities from continuing operations” less “Purchases of property and equipment,” as shown on our Condensed Consolidated Statements of Cash Flows.

Sling TV.  For the three and six months ended June 30, 2015, our operating results related to our Sling TV services are recorded in “Subscriber-related revenue,” “Subscriber-related expenses” and “Subscriber acquisition costs” and are included in our Pay-TV metrics, including Pay-TV subscribers, Pay-TV churn rate, Pay-TV SAC and Pay-TV ARPU.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014.

	For the Three Months
	Ended June 30,		Variance
Statements of Operations Data	2015	2014	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,801,416	$3,645,101	$156,315	4.3
Equipment sales and other revenue	17,558	26,279	(8,721)	(33.2)
Equipment sales, services and other revenue - EchoStar	13,451	16,739	(3,288)	(19.6)
Total revenue	3,832,425	3,688,119	144,306	3.9

Costs and Expenses:
Subscriber-related expenses	2,235,536	2,104,236	131,300	6.2
% of Subscriber-related revenue	58.8%	57.7%
Satellite and transmission expenses	194,444	180,957	13,487	7.5
% of Subscriber-related revenue	5.1%	5.0%
Cost of sales - equipment, services and other	23,805	30,165	(6,360)	(21.1)
Subscriber acquisition costs	405,701	456,462	(50,761)	(11.1)
General and administrative expenses	176,066	189,660	(13,594)	(7.2)
% of Total revenue	4.6%	5.1%
Depreciation and amortization	262,886	271,895	(9,009)	(3.3)
Total costs and expenses	3,298,438	3,233,375	65,063	2.0

Operating income (loss)	533,987	454,744	79,243	17.4

Other Income (Expense):
Interest income	3,616	18,212	(14,596)	(80.1)
Interest expense, net of amounts capitalized	(152,751)	(152,769)	18	0.0
Other, net	135,478	8,834	126,644	*
Total other income (expense)	(13,657)	(125,723)	112,066	89.1

Income (loss) before income taxes	520,330	329,021	191,309	58.1
Income tax (provision) benefit, net	(188,004)	(121,892)	(66,112)	(54.2)
Effective tax rate	36.1%	37.0%
Net income (loss)	332,326	207,129	125,197	60.4
Less: Net income (loss) attributable to noncontrolling interests, net of tax	7,903	(6,184)	14,087	*
Net income (loss) attributable to DISH Network	$324,423	$213,313	$111,110	52.1

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.932	14.053	(0.121)	(0.9)
Pay-TV subscriber additions, gross (in millions)	0.638	0.656	(0.018)	(2.7)
Pay-TV subscriber additions, net (in millions)	(0.081)	(0.044)	(0.037)	(84.1)
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.71%	1.66%	0.05%	3.0
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$767	$846	$(79)	(9.3)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$87.91	$84.15	$3.76	4.5
Broadband subscribers, as of period end (in millions)	0.595	0.525	0.070	13.3
Broadband subscriber additions, gross (in millions)	0.051	0.076	(0.025)	(32.9)
Broadband subscriber additions, net (in millions)	0.004	0.036	(0.032)	(88.9)
EBITDA	$924,448	$741,657	$182,791	24.6

* Percentage is not meaningful.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  We lost approximately 81,000 net Pay-TV subscribers during the three months ended June 30, 2015, compared to the loss of approximately 44,000 net Pay-TV subscribers during the same period in 2014.  The decrease in net Pay-TV subscriber additions versus the same period in 2014 resulted from a higher Pay-TV churn rate and lower gross new Pay-TV subscriber activations.

Our Pay-TV churn rate for the three months ended June 30, 2015 was 1.71% compared to 1.66% for the same period in 2014.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

During the three months ended June 30, 2015, we activated approximately 638,000 gross new Pay-TV subscribers compared to approximately 656,000 gross new Pay-TV subscribers during the same period in 2014, a decrease of 2.7%.  The decline in gross new Pay-TV subscriber activations was primarily related to stricter customer acquisition policies and increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts.

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

Broadband subscribers.  We added approximately 4,000 net Broadband subscribers during the three months ended June 30, 2015, compared to the addition of approximately 36,000 net Broadband subscribers during the same period in 2014.  This decrease in net Broadband subscriber additions versus the same period in 2014 resulted from lower gross new Broadband subscriber activations and a higher number of customer disconnects.  During the three months ended June 30, 2015 and 2014, we activated approximately 51,000 and 76,000 gross new Broadband subscribers, respectively.  Gross new Broadband subscriber activations declined primarily due to stricter customer acquisition policies, lower gross new Pay-TV subscriber activations and satellite capacity constraints in certain geographic areas.  Customer disconnects were higher due to a larger Broadband subscriber base during the three months ended June 30, 2015 compared to the same period in 2014.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.801 billion for the three months ended June 30, 2015, an increase of $156 million or 4.3% compared to the same period in 2014.  The change in “Subscriber-related revenue” from the same period in 2014 was primarily related to the increase in Pay-TV ARPU discussed below.  Included in “Subscriber-related revenue” was $110 million and $92 million of revenue related to our broadband services for the three months ended June 30, 2015 and 2014, respectively, representing 2.9% and 2.5% of our total “Subscriber-related revenue,” respectively.

Pay-TV ARPU.  Pay-TV ARPU was $87.91 during the three months ended June 30, 2015 versus $84.15 during the same period in 2014.  The $3.76 or 4.5% increase in Pay-TV ARPU was primarily attributable to the programming package price increases in February 2015 and 2014, higher hardware related revenue and revenue related to a pay-per-view event.  These increases were partially offset by a shift in programming package mix, and an increase in Sling TV subscribers and retention credits.  Sling TV subscribers generally have lower priced programming packages than DISH branded pay-TV subscribers.  Accordingly, for the three months ended June 30, 2015, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.236 billion during the three months ended June 30, 2015, an increase of $131 million or 6.2% compared to the same period in 2014.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $68 million and $60 million of expense related to our broadband services for the three months ended June 30, 2015 and 2014, respectively.  “Subscriber-related expenses” represented 58.8% and 57.7% of “Subscriber-related revenue” during the three months ended June 30, 2015 and 2014, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of Pay-TV subscribers to whom we provide the respective content.  Our “Subscriber-related expenses” have and may continue to face further upward pressure from price increases and the renewal of long-term pay-TV programming contracts on less favorable pricing terms.  In addition, our programming expenses will increase to the extent we are successful in growing our Pay-TV subscriber base.

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $194 million during the three months ended June 30, 2015, an increase of $13 million or 7.5% compared to the same period in 2014.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transmission costs associated with our Sling TV services.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $406 million for the three months ended June 30, 2015, a decrease of $51 million or 11.1% compared to the same period in 2014.  This change was primarily attributable to a decrease in gross new Pay-TV subscriber activations, a decrease in expense related to our Broadband subscriber activations and a decrease in Pay-TV SAC, discussed below.  Included in “Subscriber acquisition costs” was $24 million and $33 million of expenses related to our broadband services for the three months ended June 30, 2015 and 2014, respectively.

Pay-TV SAC.  Pay-TV SAC was $767 during the three months ended June 30, 2015 compared to $846 during the same period in 2014, a decrease of $79 or 9.3%.  This change was primarily attributable to an increase in Sling TV subscriber activations with lower Pay-TV SAC and a decrease in hardware costs per activation, partially offset by an increase in advertising costs per activation.  The decrease in hardware costs per activation was primarily driven by a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the three months ended June 30, 2015 and 2014, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $107 million and $132 million, respectively.  This decrease in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

Our “Subscriber acquisition costs” and “Pay-TV SAC” may materially increase in the future to the extent that we, among other things, transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.  See further discussion under “Liquidity and Capital Resources — Subscriber Acquisition and Retention Costs.”

Other, net.  “Other, net” income was $135 million during the three months ended June 30, 2015, compared to income of $9 million for the same period in 2014.  The three months ended June 30, 2015 was positively impacted by net realized and unrealized gains on our marketable investment securities and derivative financial instruments.  See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $924 million during the three months ended June 30, 2015, an increase of $183 million or 24.6% compared to the same period in 2014.  EBITDA for the three months ended June 30, 2015 was positively impacted by “Other, net” income of $135 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2015	2014
	(In thousands)
EBITDA	$924,448	$741,657
Interest, net	(149,135)	(134,557)
Income tax (provision) benefit, net	(188,004)	(121,892)
Depreciation and amortization	(262,886)	(271,895)
Net income (loss) attributable to DISH Network	$324,423	$213,313

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

Income tax (provision) benefit, net.  Our income tax provision was $188 million during the three months ended June 30, 2015, an increase of $66 million compared to the same period in 2014.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.”

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014.

	For the Six Months
	Ended June 30,		Variance
Statements of Operations Data	2015	2014	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$7,494,946	$7,201,288	$293,658	4.1
Equipment sales and other revenue	35,415	48,518	(13,103)	(27.0)
Equipment sales, services and other revenue - EchoStar	26,292	32,511	(6,219)	(19.1)
Total revenue	7,556,653	7,282,317	274,336	3.8

Costs and Expenses:
Subscriber-related expenses	4,407,255	4,173,368	233,887	5.6
% of Subscriber-related revenue	58.8%	58.0%
Satellite and transmission expenses	381,284	330,453	50,831	15.4
% of Subscriber-related revenue	5.1%	4.6%
Cost of sales - equipment, services and other	54,300	57,958	(3,658)	(6.3)
Subscriber acquisition costs	811,392	905,608	(94,216)	(10.4)
General and administrative expenses	375,474	392,773	(17,299)	(4.4)
% of Total revenue	5.0%	5.4%
Depreciation and amortization	509,098	521,115	(12,017)	(2.3)
Total costs and expenses	6,538,803	6,381,275	157,528	2.5

Operating income (loss)	1,017,850	901,042	116,808	13.0

Other Income (Expense):
Interest income	12,110	32,376	(20,266)	(62.6)
Interest expense, net of amounts capitalized	(309,064)	(328,763)	19,699	6.0
Other, net	255,767	3,645	252,122	*
Total other income (expense)	(41,187)	(292,742)	251,555	85.9

Income (loss) before income taxes	976,663	608,300	368,363	60.6
Income tax (provision) benefit, net	(291,085)	(230,354)	(60,731)	(26.4)
Effective tax rate	29.8%	37.9%
Net income (loss)	685,578	377,946	307,632	81.4
Less: Net income (loss) attributable to noncontrolling interests, net of tax	9,670	(11,298)	20,968	*
Net income (loss) attributable to DISH Network	$675,908	$389,244	$286,664	73.6

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.932	14.053	(0.121)	(0.9)
Pay-TV subscriber additions, gross (in millions)	1.361	1.295	0.066	5.1
Pay-TV subscriber additions, net (in millions)	(0.046)	(0.004)	(0.042)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.68%	1.54%	0.14%	9.1
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$714	$854	$(140)	(16.4)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$86.83	$83.25	$3.58	4.3
Broadband subscribers, as of period end (in millions)	0.595	0.525	0.070	13.3
Broadband subscriber additions, gross (in millions)	0.110	0.159	(0.049)	(30.8)
Broadband subscriber additions, net (in millions)	0.018	0.089	(0.071)	(79.8)
EBITDA	$1,773,045	$1,437,100	$335,945	23.4

* Percentage is not meaningful.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  We lost approximately 46,000 net Pay-TV subscribers during the six months ended June 30, 2015, compared to the loss of approximately 4,000 net Pay-TV subscribers during the same period in 2014.  The decrease in net Pay-TV subscriber additions versus the same period in 2014 resulted from a higher Pay-TV churn rate, partially offset by higher gross new Pay-TV subscriber activations primarily related to the launch of our Sling domestic service on February 9, 2015.

Our Pay-TV churn rate for the six months ended June 30, 2015 was 1.68% compared to 1.54% for the same period in 2014.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

During the six months ended June 30, 2015, we activated approximately 1.361 million gross new Pay-TV subscribers compared to approximately 1.295 million gross new Pay-TV subscribers during the same period in 2014, an increase of 5.1%.  The increase in our gross new Pay-TV subscriber activations primarily related to the launch of our Sling domestic service on February 9, 2015.  Although our gross new Pay-TV subscriber activations increased, our gross new Pay-TV subscriber activations were negatively impacted by stricter customer acquisition policies and increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts.  Furthermore, our gross new Pay-TV subscriber activations were negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts during the first half of the first quarter 2015.

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

Broadband subscribers.  We added approximately 18,000 net Broadband subscribers during the six months ended June 30, 2015, compared to the addition of approximately 89,000 net Broadband subscribers during the same period in 2014.  This decrease in net Broadband subscriber additions versus the same period in 2014 resulted from lower gross new Broadband subscriber activations and a higher number of customer disconnects.  During the six months ended June 30, 2015 and 2014, we activated approximately 110,000 and 159,000 gross new Broadband subscribers, respectively.  Gross new Broadband subscriber activations declined primarily due to stricter customer acquisition policies and satellite capacity constraints in certain geographic areas.  Customer disconnects were higher due to a larger Broadband subscriber base during the six months ended June 30, 2015 compared to the same period in 2014.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $7.495 billion for the six months ended June 30, 2015, an increase of $294 million or 4.1% compared to the same period in 2014.  The change in “Subscriber-related revenue” from the same period in 2014 was primarily related to the increase in Pay-TV ARPU discussed below and increased revenue from broadband services.  Included in “Subscriber-related revenue” was $217 million and $175 million of revenue related to our broadband services for the six months ended June 30, 2015 and 2014, respectively, representing 2.9% and 2.4% of our total “Subscriber-related revenue,” respectively.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV ARPU.  Pay-TV ARPU was $86.83 during the six months ended June 30, 2015 versus $83.25 during the same period in 2014.  The $3.58 or 4.3% increase in Pay-TV ARPU was primarily attributable to the programming package price increases in February 2015 and 2014, higher hardware related revenue and revenue related to a pay-per-view event during the second quarter 2015.  These increases were partially offset by a shift in programming package mix, and an increase in Sling TV subscribers and retention credits.  Sling TV subscribers generally have lower priced programming packages than DISH branded pay-TV subscribers.  Accordingly, for the six months ended June 30, 2015, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $4.407 billion during the six months ended June 30, 2015, an increase of $234 million or 5.6% compared to the same period in 2014.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs and higher Broadband subscriber-related expenses due to the increase in our Broadband subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $134 million and $109 million of expense related to our broadband services for the six months ended June 30, 2015 and 2014, respectively.  “Subscriber-related expenses” represented 58.8% and 58.0% of “Subscriber-related revenue” during the six months ended June 30, 2015 and 2014, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $381 million during the six months ended June 30, 2015, an increase of $51 million or 15.4% compared to the same period in 2014.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transmission costs associated with our Sling TV services and an increase in transponder capacity leased from EchoStar as a result of the Satellite and Tracking Stock Transaction during the first quarter 2014.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $811 million for the six months ended June 30, 2015, a decrease of $94 million or 10.4% compared to the same period in 2014.  This change was primarily attributable to a decrease in Pay-TV SAC, discussed below, and expense related to our Broadband subscriber activations.  Included in “Subscriber acquisition costs” was $50 million and $72 million of expenses related to our broadband services for the six months ended June 30, 2015 and 2014, respectively.

Pay-TV SAC.  Pay-TV SAC was $714 during the six months ended June 30, 2015 compared to $854 during the same period in 2014, a decrease of $140 or 16.4%.  This change was primarily attributable to an increase in Sling TV subscriber activations with lower Pay-TV SAC and a decrease in hardware costs per activation, partially offset by an increase in advertising costs per activation.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for next generation Hopper receiver systems and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the six months ended June 30, 2015 and 2014, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $210 million and $273 million, respectively.  This decrease in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from a decrease in hardware costs per activation, discussed above.

Interest income.  “Interest income” totaled $12 million during the six months ended June 30, 2015, a decrease of $20 million or 62.6% compared to the same period in 2014.  This decrease principally resulted from lower average cash and marketable investment securities balances during the six months ended June 30, 2015.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $309 million during the six months ended June 30, 2015, a decrease of $20 million or 6.0% compared to the same period in 2014.  This decrease was primarily related to an increase in capitalized interest principally associated with our wireless spectrum and a reduction in interest expense from debt redemptions during 2015 and 2014, partially offset by interest expense associated with the issuance of our 5 7/8% Senior Notes due 2024 in November 2014.

Other, net.  “Other, net” income was $256 million during the six months ended June 30, 2015, compared to income of $4 million for the same period in 2014.  The six months ended June 30, 2015 was positively impacted by net realized and unrealized gains on our marketable investment securities and derivative financial instruments.  See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.773 billion during the six months ended June 30, 2015, an increase of $336 million or 23.4% compared to the same period in 2014.  EBITDA for the six months ended June 30, 2015 was positively impacted by “Other, net” income of $256 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months
	Ended June 30,
	2015	2014
	(In thousands)
EBITDA	$1,773,045	$1,437,100
Interest, net	(296,954)	(296,387)
Income tax (provision) benefit, net	(291,085)	(230,354)
Depreciation and amortization	(509,098)	(521,115)
Net income (loss) attributable to DISH Network	$675,908	$389,244

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

Income tax (provision) benefit, net.  Our income tax provision was $291 million during the six months ended June 30, 2015, an increase of $61 million compared to the same period in 2014.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes,” partially offset by a decrease in our effective tax rate.  Our effective tax rate was positively impacted by a $63 million credit that was previously recorded in “Accumulated other comprehensive income (loss)” and was released to our income tax provision during the six months ended June 30, 2015.  See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See Note 6 in the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our marketable investment securities.  As of June 30, 2015, our cash, cash equivalents and current marketable investment securities totaled $1.096 billion compared to $9.236 billion as of December 31, 2014, a decrease of $8.140 billion.  This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from our non-controlling equity and debt investments in the Northstar Entities and the SNR Entities of $9.076 billion, the redemption of our 7 3/4% Senior Notes due 2015 of $650 million and capital expenditures of $535 million, partially offset by cash generated from continuing operations of $1.449 billion, a refund from the FCC of our $400 million upfront payment related to the AWS-3 Auction and $204 million in aggregate capital contributions to Northstar

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Spectrum and SNR Holdco from Northstar Manager and SNR Management, respectively.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Cash Flow

The following discussion highlights our cash flow activities during the six months ended June 30, 2015.

Cash flows from operating activities from continuing operations

For the six months ended June 30, 2015, we reported “Net cash flows from operating activities from continuing operations” of $1.449 billion primarily attributable to $1.004 billion of net income adjusted to exclude non-cash charges for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments” and “Deferred tax expense (benefit).”  In addition, “Net cash flows from operating activities from continuing operations” benefited from sources of cash related to changes in working capital of $403 million due to timing differences between book expense and cash payments.

Cash flows from investing activities from continuing operations

For the six months ended June 30, 2015, we reported outflows from “Net cash flows from investing activities from continuing operations” of $7.430 billion primarily related to our non-controlling equity and debt investments in the Northstar Entities and the SNR Entities of $9.076 billion and capital expenditures of $535 million, partially offset by net sales of marketable investment securities of $1.780 billion and a refund from the FCC of our $400 million upfront payment related to the AWS-3 Auction.  The capital expenditures included $288 million for new and existing Pay-TV subscriber equipment, $14 million for new and existing Broadband subscriber equipment, $68 million for satellites and $165 million of other corporate capital expenditures, primarily related to capitalized interest associated with our wireless spectrum.

Cash flows from financing activities from continuing operations

For the six months ended June 30, 2015, we reported outflows from “Net cash flows from financing activities from continuing operations” of $429 million primarily related to the redemption of our 7 3/4% Senior Notes due 2015 of $650 million, partially offset by $204 million in aggregate capital contributions to Northstar Spectrum and SNR Holdco from Northstar Manager and SNR Management, respectively.

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

The following table reconciles adjusted free cash flow to “Net cash flows from operating activities from continuing operations.”

	For the Six Months
	Ended June 30,
	2015	2014
	(In thousands)
Adjusted free cash flow	$914,410	$550,546
Add back:
Purchase of property and equipment	534,746	600,610
Net cash flows from operating activities from continuing operations	$1,449,156	$1,151,156

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

Subscriber Base

We lost approximately 46,000 net Pay-TV subscribers during the six months ended June 30, 2015, compared to the loss of approximately 4,000 net Pay-TV subscribers during the same period in 2014.  The decrease in net Pay-TV subscriber additions versus the same period in 2014 resulted from a higher Pay-TV churn rate, partially offset by higher gross new Pay-TV subscriber activations primarily related to the launch of our Sling domestic service on February 9, 2015.  See “Results of Operations” above for further discussion.

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

Security Systems

Increases in theft of our signal or our competitors’ signals could, in addition to reducing gross new subscriber activations, also cause subscriber churn to increase.  We use Security Access Devices in our DBS receiver systems to control access to authorized programming content.  Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult.  It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft.  We expect that future replacements of Security Access Devices will be necessary to keep our system secure.  We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

Stock Repurchases

On October 30, 2014, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2015.  As of June 30, 2015, we may repurchase up to $1.0 billion of our Class A common stock under this plan.  During the six months ended June 30, 2015, there were no repurchases of our Class A common stock.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

AWS-3 Auction.  On February 13, 2015, Northstar Wireless and SNR Wireless each filed applications with the FCC to acquire certain AWS-3 Licenses that were made available in the AWS-3 Auction for which it was named as winning bidder and had made the required down payments.  Each of Northstar Wireless and SNR Wireless had applied to receive a bidding credit of 25% as designated entities under applicable FCC rules.  We own an 85% non-controlling interest in each of Northstar Spectrum and SNR Holdco, the parent companies of Northstar Wireless and SNR Wireless, respectively.  After Northstar Wireless and SNR Wireless made their respective final payments to the FCC on March 2, 2015 for the AWS-3 Licenses (which payments were net of a bidding credit of 25%), our total non-controlling equity and debt investments in the Northstar Entities and the SNR Entities were approximately $9.778 billion.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR Holdco are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

On April 29, 2015, the FCC issued a public notice that, among other things, found the applications filed by Northstar Wireless and SNR Wireless, upon initial review, to be acceptable for filing.  The FCC’s public notice also set the following filing deadlines related to the applications: (i) petitions to deny the applications must have been filed no later than May 11, 2015; (ii) oppositions to a petition to deny the applications must have been filed no later than May 18, 2015; and (iii) replies to oppositions must have been filed no later than May 26, 2015.  In addition, on April 29, 2015, we received a letter from the United States Senate Committee on Commerce, Science and Transportation (the “Senate Committee”), requesting certain information related to our relationship with Northstar Wireless and SNR Wireless and our participation in the AWS-3 Auction.  We cannot predict the timing or the outcome of the Senate Committee’s inquiry.

On July 22, 2015, we, Northstar Wireless, SNR Wireless and certain other parties attended a meeting with staff of the Wireless Telecommunications Bureau of the FCC to discuss a draft order that has been circulated by the Chairman’s office for approval by the other Commissioners relating to Northstar Wireless’ and SNR Wireless’ respective pending applications for the AWS-3 Licenses.  At the meeting and as subsequently confirmed by a summary of the meeting released by the FCC, we were informed that the draft order, if approved, would find that: (i) DISH Network has a controlling interest in Northstar Wireless and SNR Wireless, therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless) for which each had applied to receive as designated entities under applicable FCC rules; (ii) Northstar Wireless and SNR Wireless are qualified to hold the AWS-3 Licenses; (iii) the FCC will not designate the matter for a hearing, or refer the matter to the FCC enforcement bureau or the Department of Justice; and (iv) all other relief sought by the parties that filed Petitions to Deny will be denied.  The draft order remains subject to change, and must be approved by a majority of the Commissioners to become effective.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, we may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

As a result of, among other things, our non-controlling debt and equity investments in the Northstar Entities and the SNR Entities, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make further investments in the Northstar Entities and the SNR Entities, continue investing in our businesses and to pursue acquisitions and other strategic transactions.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund such non-controlling debt and equity investments, investments in our businesses, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

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

Debt Maturity

Our 7 3/4% Senior Notes with a remaining principal balance of $650 million were redeemed on June 1, 2015.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.  On July 9, 2015, the FASB approved a one year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three and six months ended June 30, 2015.  For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from April 1, 2015 through June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
April 1 - April 30, 2015	—	$—	—	$1,000,000
May 1 - May 31, 2015	—	$—	—	$1,000,000
June 1 - June 30, 2015	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

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

PART II — OTHER INFORMATION — Continued

Item 5.         OTHER INFORMATION

We held our 2014 Annual Meeting of Shareholders (the “2014 Annual Meeting”) on October 30, 2014.  In our Proxy Statement dated September 19, 2014, we announced that we expected to hold our 2015 Annual Meeting of Shareholders (the “2015 Annual Meeting”) on or around May 5, 2015.  As we had expected the date of the 2015 Annual Meeting to be more than 30 days before the anniversary of the 2014 Annual Meeting, shareholders who intended to have a proposal or director nomination considered for inclusion in our proxy statement for the 2015 Annual Meeting were required to submit the proposal or director nomination to us no later than the close of business on November 21, 2014.  In accordance with our Bylaws, for a proposal or director nomination not included in our proxy statement to be brought before the 2015 Annual Meeting, a shareholder’s notice of the proposal or director nomination that the shareholder wished to present was required to have been delivered to us not less than 90 nor more than 120 days prior to the expected date of the 2015 Annual Meeting.  Accordingly, any notice given pursuant to our Bylaws and outside the process of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was required to have been received no earlier than January 5, 2015 and no later than February 4, 2015.  We currently anticipate holding the 2015 Annual Meeting on Tuesday, November 3, 2015.  In light of the foregoing, we have extended the deadline for the receipt of any shareholder proposal submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in our proxy statement for the 2015 Annual Meeting.  In order to be considered timely, any such shareholder proposal must be received by us no later than August 15, 2015.  This deadline will also apply in determining whether notice is timely for purposes of exercising discretionary voting authority with respect to proxies for purposes of Rule 14a-4(c) under the Exchange Act. Furthermore, in order for a shareholder proposal submitted outside of Rule 14a-8 under the Exchange Act or a director nomination to be considered timely, a shareholder’s notice of such proposal or director nomination must be received by us no later than August 15, 2015.  All shareholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act, and all notices of other shareholder proposals and director nominations, must be delivered to R. Stanton Dodge, Executive Vice President, General Counsel and Secretary, at DISH Network Corporation, 9601 S. Meridian Blvd., Englewood, Colorado 80112.  We reserve the right to reject, rule out of order or take other appropriate action with respect to any proposal or director nomination that does not comply with these and other applicable requirements.

Item 6.         EXHIBITS

(a)                                 Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2015, filed on August 5, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  August 5, 2015