Form 10-K
period 2015-12-31
DISH Network CORP
filed 2016-02-18
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $14.7 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on the last trading day of the month.

As of February 12, 2016, the registrant’s outstanding common stock consisted of 225,765,024 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2016 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

Competition and Economic Risks

•

We face intense and increasing competition from satellite television providers, cable companies and telecommunications companies, especially as the pay-TV industry has matured and bundled offers have become more prevalent, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

•

Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

•	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

•	Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.

•	Our over-the-top (“OTT”) Sling TV Internet-based services face certain risks, including, among others, significant competition.

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

•

We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to this programming, our gross new subscriber activations may decline and our subscriber churn may increase.

•	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

i

•	We may be required to make substantial additional investments to maintain competitive programming offerings.

•

Any failure or inadequacy of our information technology infrastructure and communications systems, including without limitation those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

•

We currently depend on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture substantially all of our new DISH branded pay-TV set-top boxes and certain related components, to provide the vast majority of our transponder capacity, to provide digital broadcast operations and other services to us, and to provide streaming delivery technology and infrastructure for our Sling TV services.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

•

Technology in the pay-TV industry changes rapidly, and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services and more advanced equipment, and our failure to do so could cause our products and services to become obsolete and could negatively impact our business.

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

•	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

•	We depend on independent third parties to solicit orders for our services that represent a significant percentage of our total gross new subscriber activations.

•	We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH branded pay-TV business.

•	Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

•

We generally do not carry commercial launch or in-orbit insurance on any of the satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if any of our owned satellites fail.

•	We may have potential conflicts of interest with EchoStar due to our common ownership and management.

•	We rely on key personnel and the loss of their services may negatively affect our business.

Acquisition and Capital Structure Risks

•

We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses.

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

•

We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.

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

•	We have substantial debt outstanding and may incur additional debt.

•	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure.

•	We are controlled by one principal stockholder who is also our Chairman and Chief Executive Officer.

Legal and Regulatory Risks

•

A ruling in the Do Not Call litigation requiring us to pay substantial civil penalties and/or damages and/or enjoining us, whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from certain activities could have a material adverse effect on our results of operations, financial condition and cash flow.

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

Unless otherwise required by the context, in this report, the words “DISH Network,” the “Company,” “we,” “our” and “us” refer to DISH Network Corporation and its subsidiaries, “EchoStar” refers to EchoStar Corporation and its subsidiaries, and “DISH DBS” refers to DISH DBS Corporation and its subsidiaries, a wholly-owned, indirect subsidiary of DISH Network.

PART I

Item 1.BUSINESS

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

DISH

We offer pay-TV services under the DISH®  brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  Prior to 2015, we launched our Sling International video programming service (formerly known as DishWorld), which historically represented a small percentage of our Pay-TV subscribers.  During 2015, we launched our Sling domestic and Sling Latino services.  All Sling TV subscribers are included in our Pay-TV subscriber count.  As of December 31, 2015, we had 13.897 million Pay-TV subscribers in the United States.

In addition, we market broadband services under the dishNET™ brand, which had 0.623 million subscribers in the United States as of December 31, 2015.  Our satellite broadband service utilizes advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide.  This service primarily targets rural residents that are underserved, or unserved, by wireline broadband.  In addition to the dishNET branded satellite broadband service, we also offer wireline voice and broadband services under the dishNET brand as a competitive local exchange carrier to consumers living in a 14-state region in the western United States.  We primarily bundle our dishNET branded services with our DISH branded pay-TV service.

Wireless

DISH Network Spectrum

We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  As we consider our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure, as well as the acquisition of additional wireless spectrum.  For example, on February 10, 2016, we filed an application with the FCC to potentially participate as a bidder in the upcoming broadcast television spectrum incentive auction (“Auction 1000”).  Auction 1000 is scheduled to begin on March 29, 2016.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.  See Note 15 “Commitments and Contingencies — Wireless — DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through our wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), we have made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets.  Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

The AWS-3 Licenses are subject to certain interim and final build-out requirements.  We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, and comply with regulations applicable to such AWS-3 Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

See Note 15 “Commitments and Contingencies — Wireless — DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

•

Products with the Best Technology.  We offer a wide selection of local and national high-definition (“HD”) programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper®  whole-home HD DVR), multiple tuner receivers, 1080p video on demand, and external hard drives.  In addition, during 2015, we launched our Sling domestic and Sling Latino services.

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

In addition, we offer our DISH branded pay-TV subscribers streaming access through DISH On Demand®  to more than 10,000 movies and TV shows via their TV or Internet-connected tablets, smartphones and computers.

Our DISH branded pay-TV subscribers also have the ability to use dishanywhere.com and our mobile applications for smartphones and tablets to view authorized content, search program listings and remotely control certain features of their DVRs.  Dishanywhere.com and our mobile applications provide access to thousands of movies and television shows.

Sling branded pay-TV services.  We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on certain streaming-capable devices including TVs, tablets, computers, game consoles and smart phones.  Prior to 2015, we launched our Sling International video programming service (formerly known as DishWorld), which historically represented a small percentage of our Pay-TV subscribers.  Sling International now offers over 200 channels in 18 languages.  In February 2015, we launched our Sling domestic service.  The Sling domestic core package consists of over 20 channels offered for a $20 monthly subscription.  In addition to the core programming package, Sling domestic offers additional tiers of programming, including sports, kids, movies, world news, lifestyle and spanish language and additional premium content such as HBO, each available for an additional monthly fee.  Sling TV programming is offered live and on-demand and can be replayed as programming rights permit.  On June 4, 2015, we also launched our Sling Latino service.  All Sling TV subscribers are included in our Pay-TV subscriber count.

Technology.    Our DISH branded pay-TV subscribers receive programming via equipment that includes a small satellite dish, digital set-top receivers, and remote controls.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.

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

In addition to the dishNET branded satellite broadband service, we also offer wireline voice and broadband services under the dishNET brand as a competitive local exchange carrier to consumers living in a 14-state region (Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming).  Our dishNET branded wireline broadband service provides download speeds of up to 40 Mbps.

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

Content Delivery

Digital Broadcast Operations Centers.  The principal digital broadcast operations facilities that we use are EchoStar’s facilities located in Cheyenne, Wyoming and Gilbert, Arizona.  We also use seven regional digital broadcast operations facilities owned and operated by EchoStar that allow us to maximize the use of the spot beam capabilities of certain satellites.  Programming content is delivered to these facilities by fiber or satellite and processed, compressed, encrypted and then uplinked to satellites for delivery to consumers.  EchoStar provides certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services pursuant to a broadcast agreement that expires on December 31, 2016.  See Note 19 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.

Satellites.  Our DISH branded pay-TV programming is primarily delivered to customers using satellites that operate in the “Ku” band portion of the microwave radio spectrum.  The Ku-band is divided into two spectrum segments.  The portion of the Ku-band that allows the use of higher power satellites (12.2 to 12.7 GHz over the United States) is known as the Broadcast Satellite Service band, which is also referred to as the DBS band.  The portion of the Ku-band that utilizes lower power satellites (11.7 to 12.2 GHz over the United States) is known as the FSS band.

Most of our DISH branded pay-TV programming is currently delivered using DBS satellites.  To accommodate more bandwidth-intensive HD programming and other needs, we continue to explore opportunities to expand our satellite capacity through the acquisition of additional spectrum, the launching of more technologically advanced satellites, and the more efficient use of existing spectrum via, among other things, better compression technologies.

We own or lease capacity on 12 satellites in geostationary orbit approximately 22,300 miles above the equator.  For further information concerning these satellites and satellite anomalies, please see the table and discussion under “Satellites” below.

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

Internet Connection.  Our Sling TV services require an Internet connection and are available through certain streaming-capable devices.

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

Competition

As of December 31, 2015, we had 13.897 million Pay-TV subscribers, representing approximately 14% of pay-TV subscribers in the United States, and 0.623 million broadband subscribers.  We face substantial competition from established pay-TV providers and broadband service providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions, and mobile devices.  As of September 30, 2015, roughly 100 million U.S. households subscribe to a pay-TV service.

•

Other Direct Broadcast Satellite Operators.  We compete directly with DirecTV, the largest satellite TV provider in the U.S., which was acquired by AT&T Inc. (“AT&T”) in July 2015 and had 19.6 million subscribers as of September 30, 2015, representing approximately 20% of pay-TV subscribers.  As a result of this acquisition, DirecTV, among other things, has increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services.  The combined company also may be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other multichannel video programming distributors (“MVPDs”), including us; thwart our entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with us; underutilize key orbital spectrum resources that could be more efficiently used by us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings.

•

Cable Television Companies.  We encounter substantial competition in the pay-TV industry from numerous cable television companies that operate via franchise licenses across the U.S.  As of September 30, 2015, cable television companies have more than 53.0 million subscribers, representing approximately 54% of pay-TV subscribers.  Cable companies are typically able to bundle their video services with broadband Internet access and voice services and many have significant investments in companies that provide programming content.  During May 2015, Charter Communications, Inc. (“Charter”) announced its pending acquisition of Time Warner Cable Inc. (“Time Warner Cable”) and Bright House Networks (collectively “New Charter”), which would create the second largest cable television provider and third largest MPVD in the U.S.  This acquisition is currently undergoing regulatory review and has not been completed.  The proposed transaction, if ultimately completed, will create a duopoly, resulting in two broadband providers, New Charter and Comcast Corporation (“Comcast”), controlling about 90% of the nation’s high-speed broadband homes between them.  In addition, the impact of New Charter would cause a significant proportion of the combined company’s high-speed broadband subscribers to lack access to alternative high-speed broadband options.  Further, if the proposed transaction ultimately is completed, New Charter would be able to, among other things, foreclose or degrade our online video offerings at various points in the broadband pipe; impose data caps on consumers who access our online video offerings; and pressure third-party content owners and programmers to withhold online rights from us and raise other MVPDs’ third-party programming costs, including us.

•

Telecommunications Companies.  Large telecommunications companies have upgraded older copper wire lines with fiber optic lines in certain markets.  These fiber optic lines provide high capacity bandwidth, enabling telecommunications companies to offer video content that can be bundled with their broadband Internet access and wireless services.  In particular, AT&T and Verizon Communications Inc. (“Verizon”) have built fiber-optic based networks to provide video services in substantial portions of their service areas.  As of September 30, 2015, AT&T and Verizon had approximately 5.9 million U-verse and 5.8 million FiOS TV subscribers, respectively.  These telecommunications companies represent approximately 12% of pay-TV subscribers.

•

Internet Delivered Video.  We face competition from content providers and other companies including, among others, Netflix, Hulu, Apple, Amazon, Google and Verizon, who distribute video directly to consumers over the Internet.  In addition, programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  Significant changes in consumer behavior with regard to the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.

•

Wireless Mobile Video.  We may also face increasing competition from wireless telecommunications providers who offer mobile video offerings.  These mobile video offerings will likely become more prevalent in the marketplace as wireless telecommunications providers expand the fourth generation of wireless communications.

•

Small and Rural Telephone Companies and Google Fiber.  Other telephone companies are also finding ways to deliver video programming services over their wireline facilities or in a bundle with other MVPD providers.  For example, DirecTV has agreements with CenturyLink, Exede, Cincinnati Bell, HughesNet, Windstream, Verizon and Mediacom to bundle their individual DSL or satellite broadband and telephony services with DirecTV’s video service.  Google has also deployed its own fiber network in the Kansas City metro area, Provo, Utah as well as Austin, Texas, with speeds up to one gigabit.  Google has announced plans to deploy fiber networks in additional metro areas across the country.

Acquisition of New Subscribers

We incur significant upfront costs to acquire subscribers, including advertising, retailer incentives, equipment, installation services and new customer promotions.  Certain customer promotions to acquire new subscribers result in less programming revenue to us over the promotional period.  While we attempt to recoup these upfront costs over the lives of their subscriptions, there can be no assurance that we will be successful in achieving that objective.  With respect to our DISH branded pay-TV service, we employ business rules such as minimum credit requirements for prospective customers and contractual commitments.  We strive to provide outstanding customer service to increase the likelihood of customers keeping their pay-TV service over longer periods of time.  Our subscriber acquisition costs may vary significantly from period to period.

Advertising.  We use print, radio, television and Internet media, on a local and national basis to motivate potential subscribers to contact DISH and Sling, visit our websites or contact independent third-party retailers.

Retailer Incentives.  In general, we pay independent retailers an upfront incentive for each new DISH branded pay-TV subscriber they bring to DISH that results in the activation of qualified programming and generally pay independent retailers small monthly incentives for up to 60 months; provided, among other things:  (i) the retailer continuously markets, promotes and solicits orders for DISH products and services; (ii) the retailer continuously provides customer service to our DISH branded pay-TV subscribers; and (iii) the customer continuously subscribes to qualified programming.

Equipment.  We incur significant upfront costs to provide our new DISH branded pay-TV subscribers with in-home equipment, including advanced HD and DVR receivers, which most of our new DISH branded pay-TV subscribers lease from us.  While we seek to recoup these upfront equipment costs mostly through monthly fees, there can be no assurance that we will be successful in achieving that objective.  In addition, upon deactivation of a subscriber we may refurbish and redeploy their equipment which lowers future upfront costs.  However, our ability to capitalize on these cost savings may be limited as technological advances and consumer demand for new features may render the returned equipment obsolete.

Installation Services.  We incur significant upfront costs to install satellite dishes and receivers in the homes of our new DISH branded pay-TV subscribers.

New Customer Promotions.  We often offer programming at no additional charge and/or promotional pricing during introductory periods for new subscribers.  While such promotional activities have an economic cost and reduce our subscriber-related revenue, they are not included in our definitions of subscriber acquisition costs or the Pay-TV SAC metric.

Customer Retention

We incur significant costs to retain our existing DISH branded pay-TV customers, mostly by upgrading their equipment to HD and DVR receivers and by providing retention credits.  As with our subscriber acquisition costs, our retention upgrade spending includes the cost of equipment and installation services.  In certain circumstances, we also offer programming at no additional charge and/or promotional pricing for limited periods for existing customers in exchange for a contractual commitment to receive service for a minimum term.  A component of our retention efforts includes the re-installation of equipment for customers who move.  Our subscriber retention costs may vary significantly from period to period.

Customer Service

Customer Service Centers.  We use both internally-operated and outsourced customer service centers to handle calls from prospective and existing customers.  We strive to answer customer calls promptly and to resolve issues effectively on the first call.  We also use the Internet and other applications to provide our customers with self-service capabilities.

Installation and Other In-Home Service Operations.  High-quality installations, upgrades, and in-home repairs are critical to providing DISH branded pay-TV subscribers quality customer service.  Such in-home service is performed by both DISH Network employees and a network of independent contractors and includes, among other things, priority technical support, replacement equipment, cabling and power surge repairs.

Subscriber Management.  We presently use, and depend on, software systems for subscriber billing and related functions, including, among others, CSG Systems International, Inc.’s software system used for the DISH branded pay-TV and broadband services.

Relationship with EchoStar

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  DISH Network and EchoStar operate as separate publicly-traded companies and, except for the Satellite and Tracking Stock Transaction and Sling TV Holding L.L.C. (“Sling TV Holding”) discussed in Note 19 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman and Chief Executive Officer, and by certain trusts established by Mr. Ergen for the benefit of his family.  EchoStar is our primary supplier of digital set-top boxes and digital broadcast operations.  In addition, EchoStar provides the vast majority of our transponder capacity, is a key supplier of related services to us, and provides the streaming delivery technology and infrastructure for our Sling TV services.  Furthermore, Hughes, a subsidiary of EchoStar, provides us with satellite broadband Internet services on a wholesale basis, which we then distribute under our dishNET™ brand.  See “Item 1A. Risk Factors” and Note 19 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for more information.

Discontinued Operations

On April 26, 2011, we completed the acquisition of most of the assets of Blockbuster, Inc.  As of December 31, 2013, Blockbuster had ceased material operations.  The results of Blockbuster are presented for all periods as discontinued operations in our consolidated financial statements.  On January 14, 2014, we completed the sale of our Blockbuster operations in Mexico.

SATELLITES

Pay-TV Satellites.  Most of our DISH branded pay-TV programming is currently delivered using DBS satellites.  We continue to explore opportunities to expand our available satellite capacity through the use of other available spectrum.  Increasing our available spectrum is particularly important as more bandwidth intensive HD programming is produced and to address new video and data applications consumers may desire in the future.  We currently utilize satellites in geostationary orbit approximately 22,300 miles above the equator detailed in the table below.

			Estimated
			Useful Life
			(Years) /
		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15

Under Construction:
EchoStar XVIII	Second quarter 2016	110	15

Leased from EchoStar (1):
EchoStar VII (2)(3)	February 2002	119	June 2017
EchoStar IX	August 2003	121	Month to month
EchoStar X (2)(3)	February 2006	110	February 2021
EchoStar XI (2)(3)	July 2008	110	September 2021
EchoStar XII (3)	July 2003	61.5	September 2017
EchoStar XIV (2)(3)	March 2010	119	February 2023
EchoStar XVI (4)	November 2012	61.5	January 2017
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 19 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.
(2)

On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things, we transferred these satellites to EchoStar and lease back all available capacity on these satellites.  See Note 6 and Note 19 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

(3)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(4)	We have the option to renew this lease for an additional six-year period. If we exercise our six-year renewal option, we have the option to renew this lease for an additional five years.

Satellites Under Construction

EchoStar XVIII.  On September 7, 2012, we entered into a contract with Space Systems/Loral, Inc. (“SS/L”) for the construction of EchoStar XVIII, a DBS satellite with spot beam technology designed for, among other things, HD programming.  During October 2013, we entered into an agreement with ArianeSpace S.A. (“Ariane”) for launch services for this satellite, which is expected to launch during the second quarter 2016.

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

In the past, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet.  See “Impairment of Long-Lived Assets” in Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail.  We generally do not carry commercial launch or in-orbit insurance on any of the owned or leased satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.  In light of current favorable market conditions, during January 2016, we procured commercial launch and in-orbit insurance (for a period of one year following launch) for the EchoStar XVIII satellite, which is expected to launch during the second quarter 2016.

AWS-4 Satellites.  We own two in-orbit AWS-4 satellites (D1 and T1).  See the table below for further information.

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
T1	July 2009	111.1	15
D1	April 2008	92.85	N/A

GOVERNMENT REGULATIONS

Our operations, particularly our pay-TV and broadband operations, and our wireless spectrum licenses are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these authorities could result in limitations on, or the suspension or revocation of, our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  These governmental authorities could also adopt regulations or take other actions that would adversely affect our business prospects.

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

FCC Regulations Governing our Pay-TV Operations

FCC Jurisdiction over our DBS Satellite Operations.  The Communications Act of 1934, as amended (the “Communications Act”), gives the FCC broad authority to regulate the operations of satellite companies.  Specifically, the Communications Act gives the FCC regulatory jurisdiction over the following areas relating to communications satellite operations:

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

In June 2015, the FCC granted us authority to provide service to the United States from a Canadian-licensed satellite using Reverse Band Working DBS frequencies at the 103 degree orbital location.

Duration of our DBS Satellite Licenses.  Generally speaking, all of our satellite licenses are subject to expiration unless renewed by the FCC.  The term of each of our DBS licenses is ten years.  Our licenses are currently set to expire at various times.  In addition, at various times we have relied on special temporary authorizations for our operations.  A special temporary authorization is granted for a period of only 180 days or less, subject again to possible renewal by the FCC.  From time to time, we apply for authorizations to use new satellites at our existing orbital locations.  For example, in October 2014, we filed an application with the FCC to launch and operate a new satellite, EchoStar XVIII, at the 110 degree orbital location, which was granted in March 2015.  Generally, our FCC licenses and special temporary authorizations have been renewed, and our applications for new satellites at our existing orbital locations have been approved, by the FCC on a routine basis, but there can be no assurance that the FCC will continue to do so.

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

4.5 Degree Spacing “Tweener” Satellites.  The FCC has proposed to allow so-called “tweener” DBS operations — DBS satellites operating at orbital locations 4.5 degrees (half of the usual nine degrees) away from other DBS satellites.  The FCC granted authorizations to EchoStar and Spectrum Five for tweener satellites at the 86.5 and 114.5 degree orbital locations, respectively.  These authorizations were subsequently cancelled because the FCC determined that the licensees did not meet certain milestone requirements.  Tweener operations close to our licensed orbital locations could cause harmful interference to our service and constrain our future operations.  The FCC has not completed its rulemaking on the operating and service rules for tweener satellites.

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

Separate Security, Plug and Play.  The STELA Reauthorization Act of 2014 (“STELAR”) ended the “integration ban” that required cable companies to separate security functionality from the other features of their set-top boxes and that required leased cable set-top boxes to include CableCARDs.  The repeal of the integration ban became effective in December 2015.  Set-top boxes used by DBS providers were not subject to this separate security requirement.  STELAR required the FCC to establish a working group of technical experts to identify and report on downloadable security design options that are not unduly burdensome and that promote competition with respect to the availability of navigation devices.  The working group released a report in August 2015, which declined to offer a consensus recommendation regarding downloadable security design options.  However, we cannot predict whether the FCC will take further action regarding downloadable security.  Also, the FCC adopted the so-called “plug and play” standard for compatibility between digital television sets and cable systems.  That standard was developed through negotiations involving the cable and consumer electronics industries, but not the satellite television industry.  The FCC’s adoption of the standard was accompanied by certain rules regarding copy protection measures that were applicable to us.  We appealed the FCC’s decision regarding the copy protection measures to the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) and on January 15, 2013 the D.C. Circuit vacated the FCC’s decision.  The FCC is also considering various proposals to establish two-way digital cable “plug and play” rules.  That proceeding also asks about means to incorporate all pay-TV providers into its “plug and play” rules.  The cable industry and consumer electronics companies have reached a “tru2way” commercial arrangement to resolve many of the outstanding issues in this docket.  We cannot predict whether the FCC will impose rules on our DBS operations that are based on cable system architectures or the private cable/consumer electronics tru2way commercial arrangement.  Complying with the separate security and other “plug and play” requirements would require potentially costly modifications to our set-top boxes and operations.  We cannot predict the timing or outcome of this FCC proceeding.

In late January 2016, the FCC announced plans to initiate a notice of proposed rulemaking regarding possible new regulations that would generally require pay-TV providers, among others, to make their video services operate on any third-party device.  Under the FCC’s proposal, consumers would have the choice of accessing cable and satellite programming through the pay-TV operator’s products and services, or through products and services offered by a third party.  These regulations, if adopted, would have the potential to impose new costs on our DISH branded pay-TV business by, among other things, requiring us to deploy additional hardware or software to enable our DISH branded pay-TV service to operate with third-party devices.  We cannot predict whether the FCC will adopt any new regulations as a result of this proposed rulemaking process or the timing or outcome of this proposed rulemaking process.

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

The FCC is currently considering changes to its rules governing retransmission consent disputes that may provide more guidance to the negotiating parties on good-faith negotiation requirements and improve notice to consumers in advance of possible service disruptions.  In addition, in 2015 the FCC commenced a rulemaking proceeding as required by STELAR to review its “totality of circumstances” test for ensuring that television stations and MVPDs negotiate retransmission consent agreements in “good faith.”  STELAR also prohibits television stations from coordinating or engaging in joint retransmission consent negotiations with any other local television stations, unless the stations are “directly or indirectly under common de jure control,” expanding a previous FCC ruling prohibiting joint negotiations only among the top four stations in a market.  In addition, STELAR prohibits a local television station from limiting an MVPD’s ability to carry other television signals that have been deemed by the FCC to be “significantly viewed” or to carry any other television signal the MVPD is otherwise entitled to carry under the Communications Act, unless such stations are “directly or indirectly under common de jure control” pursuant to FCC regulations.  We cannot predict if the FCC’s actions or these new restrictions on broadcasters will result in more effective retransmission consent negotiations.

Digital HD Carry-One, Carry-All Requirement.  To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one, carry-all”), including the carriage of full-power broadcasters’ HD signals in markets in which we elect to provide local channels in HD.  The carriage of additional HD signals on our DISH branded pay-TV service could cause us to experience significant capacity constraints and prevent us from carrying additional popular national programs and/or carrying those national programs in HD.

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

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty Media Corporation (“Liberty”).  In July 2012, similar program access conditions that had applied to Time Warner Cable expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Time Warner Cable’s programming, or to obtain it on nondiscriminatory terms.  In the case of certain types of programming affiliated with Comcast through its control of NBCUniversal Media, LLC (“NBCUniversal”), the prohibition on exclusivity will still apply until January 2018.  During that time, we have the right to subject the terms of access to NBCUniversal’s programming to binding arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  There can be no assurance that this procedure will result in favorable terms for us.

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

Net Neutrality.  During 2010, the FCC imposed rules of nondiscrimination and transparency upon wireline broadband providers.  While this decision provides certain protection from discrimination by wireline broadband providers against our distribution of video content via the Internet, it may still permit wireline broadband providers to provide certain services over their wireline broadband network that are not subject to these requirements.  The FCC’s net neutrality rules were challenged in Federal court.  On January 14, 2014, the D.C. Circuit upheld the FCC’s transparency rule, but vacated both the nondiscrimination and anti-blocking rules.  On February 26, 2015, the FCC revised its net neutrality rules, relying primarily upon Title II of the Communications Act and Section 706 of the Telecommunications Act of 1996.  The new rules became effective on June 12, 2015.  They apply to both fixed and mobile broadband service and generally prohibit discrimination, blocking, throttling, and paid prioritization.  These new rules have been challenged and appealed to the D.C. Circuit.  We cannot predict the timing or outcome of this appeal or of any subsequent challenges to the rules.  Therefore, we cannot predict the practical effect of these rules and related proceedings on our ability to distribute our video content via the Internet.

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

Definition of MVPD.  In December 2014, the FCC issued a Notice of Proposed Rulemaking regarding the definition of an MVPD.  Among other things, the FCC is considering whether the definition of an MVPD should apply to Internet-based streaming services, thus making such services subject to the same regulations as an MVPD.  The FCC is also considering the appropriate treatment of purely Internet-based linear video programming services that cable operators and DBS providers offer in addition to their traditional video services.  We cannot predict the timing or outcome of this rulemaking process.

FCC Regulation of Wireless Spectrum

DISH Network Spectrum

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through our wholly-owned subsidiaries American II and American III, we have made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  On October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  By October 2021, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Interim Build-Out Requirement”).  By October 2027, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Final Build-Out Requirement”).  If Northstar Wireless or SNR Wireless fails to meet the AWS-3 Interim Build-Out Requirement, the AWS-3 License term and the AWS-3 Final Build-Out Requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which it fails to meet the requirement.  If Northstar Wireless or SNR Wireless fails to meet the AWS-3 Final Build-Out Requirement, its authorization for each AWS-3 License area in which it fails to meet the requirement may terminate.

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

State and Local Regulation

We are also regulated by state and local authorities.  While the FCC has preempted many state and local regulations that impair the installation and use of towers and consumer satellite dishes, our business nonetheless may be subject to state and local regulation, including, among others, zoning regulations that affect the ability to install consumer satellite antennas or build out wireless telecommunications networks.

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

Export Control Regulation

The delivery of satellites and related technical information for purposes of launch by foreign launch service providers is subject to export control and prior approval requirements.  We are required to obtain import and export licenses from the United States government to receive and deliver certain components of direct-to-home satellite television systems.  In addition, the delivery of satellites and the supply of certain related ground control equipment, technical services and data, and satellite communication/control services to destinations outside the United States are subject to export control and prior approval requirements from the United States government (including prohibitions on the sharing of certain satellite-related goods and services with China).

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

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations.  These include laws regulating air emissions, water discharge and waste management.  We attempt to maintain compliance with all such requirements.  We do not expect capital or other expenditures for environmental compliance to be material in 2016 or 2017.  Environmental requirements are complex, change frequently and have become more stringent over time.  Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

For segment reporting data and principal geographic area data for 2015, 2014 and 2013, see Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

EMPLOYEES

We had approximately 18,000 employees at December 31, 2015, most of whom were located in the United States.  We generally consider relations with our employees to be good.  Approximately 60 employees in two of our field offices have voted to have a union represent them in contract negotiations.  While we are not currently a party to any collective bargaining agreements, we are currently negotiating collective bargaining agreements at these offices.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

(furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with DISH Network of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position
Charles W. Ergen	62	Chairman, Chief Executive Officer and Director
W. Erik Carlson	46	President and Chief Operating Officer
Thomas A. Cullen	56	Executive Vice President, Corporate Development
James DeFranco	62	Executive Vice President and Director
R. Stanton Dodge	48	Executive Vice President, General Counsel and Secretary
Bernard L. Han	51	Executive Vice President, Strategic Planning
Vivek Khemka	43	Executive Vice President and Chief Technology Officer
Roger J. Lynch	53	Chief Executive Officer, Sling TV Holding L.L.C.
Michael K. McClaskey	52	Executive Vice President and Chief Human Resources Officer
Brian V. Neylon	50	Executive Vice President, Acquisition and Retention
Paul W. Orban	47	Senior Vice President and Chief Accounting Officer
Warren W. Schlichting	54	Executive Vice President, Marketing, Programming, and Media Sales
Steven E. Swain	48	Senior Vice President and Chief Financial Officer
John W. Swieringa	38	Executive Vice President, Operations

Charles W. Ergen.  Mr. Ergen is our executive Chairman and Chief Executive Officer and has been Chairman of the Board of Directors of DISH Network since its formation and, during the past five years, has held executive officer and director positions with DISH Network and its subsidiaries.  Mr. Ergen also serves as executive Chairman and Chairman of the Board of Directors of EchoStar.  Mr. Ergen co-founded DISH Network with his future spouse, Cantey Ergen, and James DeFranco, in 1980.

W. Erik Carlson.  Mr. Carlson has served as President and Chief Operating Officer since December 2015 and is responsible for the day-to-day operations of DISH Network including Customer Acquisition and Retention, Operations, Finance and Accounting, Human Resources, Marketing, Media Sales, Information Technologies, Programming, and Product Management.  Mr. Carlson previously served as our Executive Vice President, In-Home Service and Manufacturing Operations from February 2008 to December 2015.  Mr. Carlson also served as Senior Vice President of Retail Services, a position he held since mid-2006.  He joined DISH Network in 1995 and has held operating roles of increasing responsibility over the years.

Thomas A. Cullen.  Mr. Cullen has served as Executive Vice President, Corporate Development for DISH Network since July 2011.  Mr. Cullen previously served as our Executive Vice President, Sales, Marketing and Programming from April 2009 to July 2011 and as our Executive Vice President, Corporate Development from December 2006 to April 2009.  Before joining DISH Network, Mr. Cullen held various executive positions in the Telecommunications, Cable and Wireless industries.

James DeFranco.  Mr. DeFranco is one of our Executive Vice Presidents and has been one of our vice presidents and a member of the Board of Directors of DISH Network since our formation.  During the past five years he has held various executive officer and director positions with our subsidiaries.  Mr. DeFranco co-founded DISH Network with Charles W. Ergen and Cantey Ergen, in 1980.

R. Stanton Dodge.  Mr. Dodge has served as Executive Vice President, General Counsel and Secretary since June 2007 and is responsible for all legal, government affairs and corporate communications for DISH Network and its subsidiaries.  Mr. Dodge has served on the Board of Directors of EchoStar since March 2009.  Mr. Dodge also served as EchoStar’s Executive Vice President, General Counsel and Secretary from October 2007 to November 2011 pursuant to a management services agreement between DISH Network and EchoStar.  Since joining DISH Network in November 1996, he has held various positions of increasing responsibility in DISH Network’s legal department.

Bernard L. Han.  Mr. Han has served as Executive Vice President, Strategic Planning for DISH Network since December 2015.  Mr. Han previously served as our Executive Vice President and Chief Operating Officer from April 2009 to December 2015.  Mr. Han also served as Executive Vice President and Chief Financial Officer of DISH Network from September 2006 to April 2009.  Mr. Han also served as EchoStar’s Executive Vice President and Chief Financial Officer from January 2008 to June 2010 pursuant to a management services agreement between DISH Network and EchoStar.  Before joining DISH Network, Mr. Han served as Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc.

Vivek Khemka.  Mr. Khemka has served as Executive Vice President and Chief Technology Officer since December 2015 and is responsible for all development and execution of technology strategy for DISH Network.  Mr. Khemka previously served as Senior Vice President of Product Management from March 2013 to December 2015.  Mr. Khemka also served as Vice President of Customer Technology, a position he held from December 2011 to March 2013.  He joined DISH Network in 2009 and has held various roles of increasing responsibility over the years. Before joining DISH Network, Mr. Khemka held various positions at Danaher, Motorola and McKinsey & Co.

Roger J. Lynch.  Mr. Lynch has served as Executive Vice President, Advanced Technologies for DISH Network since November 2009.  Mr. Lynch also served as EchoStar’s Executive Vice President, Advanced Technologies from November 2009 to December 2014.  In addition, in July 2012, Mr. Lynch was named Chief Executive Officer of Sling TV Holding L.L.C.  Prior to joining DISH Network, Mr. Lynch served as Chairman and CEO of Video Networks International, Ltd., an Internet protocol television (“IPTV”) technology company in the United Kingdom.

Michael K. McClaskey.  Mr. McClaskey has served as Executive Vice President and Chief Human Resources Officer since February 2014 and is responsible for the recruiting, benefits administration, compensation, and leadership and organizational development for DISH Network.  Mr. McClaskey joined DISH Network in 2007 and previously served as our Senior Vice President and Chief Information Officer until February 2014.  Prior to DISH Network, Mr. McClaskey spent 12 years at Perot Systems where he served as Vice President of Infrastructure Solutions and Chief Information Officer.

Brian V. Neylon.  Mr. Neylon has served as Executive Vice President, Acquisition and Retention since December 2015 and is responsible for all acquisition and sales operations functions for DISH Network.  Mr. Neylon previously served as our Senior Vice President of Sales from June 2011 to December 2015.  Since first joining DISH Network in September 1991, he has held various positions of increasing responsibility within various sales and distribution teams.

Paul W. Orban.  Mr. Orban has served as Senior Vice President and Chief Accounting Officer since December 2015 and is responsible for all aspects of our accounting department including external financial reporting, technical accounting policy, income tax accounting and internal controls for DISH Network.  Mr. Orban served as our Senior Vice President and Corporate Controller from September 2006 to December 2015 and as our Vice President and Corporate Controller from September 2003 to September 2006.  He also served as EchoStar’s Senior Vice President and Corporate Controller from 2008 to 2012 pursuant to a management services agreement between DISH Network and EchoStar.  Since joining DISH Network in 1996, Mr. Orban has held various positions of increasing responsibility in our accounting department.  Prior to DISH Network, Mr. Orban was an auditor with Arthur Andersen LLP.

Warren W. Schlichting.  Mr. Schlichting has served as Executive Vice President, Marketing, Programming, and Media Sales for DISH Network since December 2015 and is responsible for the acquisition and renewal of all programming content, marketing for our DISH branded pay-TV business and the advertising sales division.  Mr. Schlichting previously served as our Senior Vice President of Programming and Media Sales from October 2014 to December 2015. Mr. Schlichting joined DISH Network in September 2011 as Senior Vice President of Media Sales.  Prior to DISH Network, Mr. Schlichting served as Senior Vice President of New Business Development for Comcast from August 2002 to September 2011, leading advanced advertising efforts on multiple media and ad delivery platforms including broadband, interactive television and video-on-demand.

Steven E. Swain.  Mr. Swain has served as Senior Vice President and Chief Financial Officer of DISH Network since October 2014.  Mr. Swain served as our Senior Vice President of Programming from April 2014 to October 2014, overseeing the acquisition and renewal of all programming content for DISH Network.  Mr. Swain joined DISH Network in 2011 as Vice President of Corporate Financial Planning and Analysis.  Prior to DISH Network, Mr. Swain spent more than 15 years working in the telecommunications sector, most recently at CenturyLink, formerly Qwest Communications, where he served in multiple leadership roles in finance, including corporate financial planning and analysis, treasury and investor relations, as well as in network engineering.

John W. Swieringa.  Mr. Swieringa has served as Executive Vice President, Operations since December 2015 and is responsible for the In-Home Services organization, customer service and billing, and information technology for DISH Network.  Mr. Swieringa previously served as Senior Vice President and Chief Information Officer from March 2014 to December 2015 and as Vice President of Information Technology Customer Applications from March 2010 to March 2014.  Mr. Swieringa joined DISH Network in December 2007 serving in our finance department.  Before joining DISH Network, Mr. Swieringa held corporate finance positions in various Fortune 500 companies.

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

Competition and Economic Risks

We face intense and increasing competition from satellite television providers, cable companies and telecommunications companies, especially as the pay-TV industry has matured and bundled offers have become more prevalent, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

Our business has historically focused on providing pay-TV services and we have traditionally competed against satellite television providers and cable companies, some of whom have greater financial, marketing and other resources than we do.  Many of these competitors offer video services bundled with broadband, wireless services, HD offerings, interactive services and video on demand services.  Bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive.  In some cases, certain competitors have been able to potentially subsidize the price of video services with the price of broadband and/or wireless services.  With respect to our DISH branded pay-TV services, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we may be required to increase retention spending or we may provide greater discounts or credits to acquire and retain subscribers who may spend less on our services.  If our Pay-TV ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins may be reduced and the long-term value of a subscriber would then decrease.  In addition, our Sling TV subscribers generally have lower priced programming packages than our DISH branded pay-TV subscribers.  Accordingly, an increase in Sling TV subscribers has a negative impact on our Pay-TV ARPU.

Competition has intensified in recent years as the pay-TV industry has matured and the growth of fiber-based pay-TV services offered by telecommunications companies such as Verizon and AT&T continues.  These fiber-based pay-TV services have significantly greater capacity, enabling the telecommunications companies to offer substantial HD programming content as well as bundled services.  This increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.  Further, as a result of this increased competitive environment and the maturation of the pay-TV industry, future growth opportunities of our DISH branded pay-TV business may be limited and our margins may be reduced, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.

In addition, traditional cable and satellite television providers have begun, and other companies such as programmers have indicated they also may begin, to offer smaller packages of programming channels directly to customers, at prices lower than our video service package offerings.  These offerings could adversely affect demand for our Pay-TV services or cause us to modify our programming packages, which may reduce our margins.

Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and telephone services in competition with our services, and may exacerbate the risks described above.  For example, during May 2015, Charter announced its pending acquisition of Time Warner Cable and Bright House Networks, which would create New Charter, the second largest cable television provider and third largest MPVD in the U.S.  This acquisition is currently undergoing regulatory review and has not been completed.  The proposed transaction, if ultimately completed, will create a duopoly, resulting in two broadband providers, New Charter and Comcast, controlling about 90% of the nation’s high-speed broadband homes between them.  In addition, the impact of New Charter would cause a significant proportion of the combined company’s high-speed broadband subscribers to lack access to alternative high-speed broadband options.  Further, if the proposed transaction ultimately is completed, New Charter would be able to, among other things, foreclose or degrade our online video offerings at various points in the broadband pipe; impose data caps on consumers who access our online video offerings; and pressure third-party content owners and programmers to withhold online rights from us and raise other MVPDs’ third-party programming costs, including us.

In addition, in July 2015, AT&T completed its acquisition of DirecTV, our direct competitor and the largest satellite TV provider in the U.S.  As a result of this acquisition, DirecTV, among other things, has increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services.  The combined company may also be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other MVPDs, including us; thwart our entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with us; underutilize key orbital spectrum resources that could be more efficiently used by us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings.

Our Pay-TV subscriber base has recently been declining due to, among other things, the factors described above.  There can be no assurance that our Pay-TV subscriber base will not continue to decline.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

Our business has historically focused on providing pay-TV services, including our DISH branded and Sling branded pay-TV services.  We face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Google and Verizon that offer online services distributing movies, television shows and other video programming.  Some of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do.  In addition, traditional providers of video entertainment, including broadcasters, cable channels and telecommunications companies, are increasing their Internet-based video offerings.  Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.

These products and services are also driving rapid changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communications services.  In particular, with the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online content providers for users to stream and view on their personal computers, televisions and other devices.  Similarly, consumers have increased access to video content via mobile devices.  These technological advancements and changes in consumer behavior with regard to the means by which consumers obtain video content may cause DISH subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.  There can be no assurance that our Pay-TV services will be able to compete with these other providers of digital media.  Therefore, these technological advancements and changes in consumer behavior could reduce our gross new subscriber activations and could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

Our failure to effectively anticipate or adapt to competition or changes in consumer behavior, including with respect to younger consumers, could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

A substantial majority of our revenue comes from residential customers whose spending patterns may be affected by economic weakness and uncertainty.  Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty and other factors that may adversely affect the pay-TV industry.  In particular, economic weakness and uncertainty could result in the following:

•

Fewer gross new subscriber activations and increased subscriber churn.  We could face fewer gross new subscriber activations and increased subscriber churn due to, among other things:  (i) certain economic factors that impact consumers, including, among others, rising interest rates, a potential downturn in the housing market in the United States (including a decline in housing starts) and higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of independent retailers, who generate a significant percentage of our new subscribers, because many of them are small businesses that are more susceptible to the negative effects of economic weakness.  In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to economic weakness, including, among others, our pay-in-advance subscribers.

•

Lower pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”).  Our subscribers may disconnect our services and a growing share of pay-TV customers are “cord shaving” to downgrade to smaller, less expensive programming packages or electing to purchase through online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies.  Cord cutting and/or cord shaving by our subscribers could negatively impact our Pay-TV ARPU.

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

The cost of programming represents the largest percentage of our overall costs.  Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers.  Unlike our larger cable and satellite competitors, some of which also provide IPTV services, we have not made significant investments in programming providers.  For example, in January 2011, the FCC and the Department of Justice approved a transaction between Comcast and General Electric pursuant to which they joined their programming properties, including NBC, Bravo and many others that are available in the majority of our programming packages, in a venture, NBCUniversal, controlled by Comcast.  During March 2013, Comcast completed the acquisition of substantially all of General Electric’s remaining interest in NBCUniversal.  This transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to NBCUniversal’s programming networks on nondiscriminatory and fair terms, or at all.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s order on network neutrality, even if that order is vacated by judicial or legislative action, and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  If Comcast does not license its affiliated content to us on fair and nondiscriminatory terms and conditions, we can seek binding arbitration and continue to carry such content while the arbitration is pending.  However, it is uncertain how these conditions may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.

Our OTT Sling TV Internet-based services face certain risks, including, among others, significant competition.

Prior to 2015, we launched our Sling International video programming service (formerly known as DishWorld).  During 2015, we launched our Sling domestic and Sling Latino services.    We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.

Our Sling TV services face a number of risks, including, among others, the following, which may have a material adverse effect on our Sling TV service offerings:

•

We face significant competition from several content providers and other companies including, among others, Netflix, Hulu, Apple, Amazon, Google and Verizon, some of which have larger customer bases, stronger brand recognition, and significant financial, marketing and other resources, as well as competition from piracy based video offerings.

•

We offer a limited amount of programming content, and there can be no assurances that we will be able to increase the amount or type of programming content that we may offer to keep pace with, or to differentiate our Sling TV services from, other providers of online video content;

•

We rely on streaming-capable devices to deliver our Sling TV services, and if we are not successful in maintaining existing, and creating new, relationships, or if we encounter technological, content licensing or other impediments to our streaming content, our ability to grow our Sling TV services could be adversely impacted;

•	We may incur significant expenses to market our Sling TV services and build brand awareness, which could have a negative impact on the profitability of our Sling TV services;

•

Since we rely upon the ability of consumers to access our Sling TV services through an Internet connection, changes in how network operators handle and charge for access to data that travel across their networks, such as implementing bandwidth caps or usage-based fees, could adversely impact our Sling TV services.  In addition, many network operators that provide consumers with broadband service also provide these consumers with video programming, and these network operators may have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. For example, as a result of AT&T’s recent acquisition of DirecTV, and if the proposed New Charter merger is completed, these risks may be exacerbated to the extent these and other network operators are able to provide preferential treatment to their data;

•	We may not be able to scale our systems and operational practices related to our Sling TV services to effectively and reliably handle growth in subscribers and features related to our services;

•

Our Sling TV services have functional limitations that in many cases our competitors are not constrained by, such as not being able to view content on more than one device simultaneously, and not providing consumers a feature to record content for future viewing.  If we are unable to add such functionality to our Sling TV services in the future, our ability to compete with other offerings could be adversely impacted;

•

The adoption or modification of laws and regulations relating to the Internet could limit or otherwise adversely affect the manner in which we conduct our Sling TV services and could cause us to incur additional expenses or alter our business model; and

•

We rely on EchoStar to provide the streaming delivery technology and infrastructure to support our Sling TV services.  In addition, we license our OTT service brand name “Sling” from EchoStar, and there can be no assurance that we will be able to continue to license the “Sling” brand name on acceptable terms or at all.

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

We may incur increased costs to acquire new subscribers and retain existing subscribers.  Our subscriber acquisition costs could increase as a result of increased spending for advertising and, with respect to our DISH branded pay-TV services, the installation of more HD and DVR receivers, which are generally more expensive than other receivers.  Meanwhile, retention costs may be driven higher by providing retention credits and, with respect to our DISH branded pay-TV services, by increased upgrades of existing subscribers’ equipment to HD and DVR receivers.  Additionally, certain of our promotions, including, among others, pay-in-advance, allow consumers with relatively lower credit scores to become subscribers.  These subscribers typically churn at a higher rate.

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

Our programming costs currently represent the largest component of our total expense and we expect these costs to continue to increase.  The pay-TV industry has continued to experience an increase in the cost of programming, especially local broadcast channels and sports programming.  In addition, certain programming costs are rising at a much faster rate than wages or inflation.  These factors may be exacerbated by the increasing trend of consolidation in the media industry, which may further increase our programming expenses.  Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.

When offering new programming, or upon expiration of existing contracts, programming suppliers have historically attempted to increase the rates that they charge us for programming.  We expect this practice to continue, which, if successful, would increase our programming costs.  In addition, our programming expenses may also increase as we add programming to our video services or distribute existing programming to our customers through additional delivery platforms, such as Sling TV.  As a result, our margins may face further pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms.  Alternatively, to attempt to mitigate the effect of price increases or for other reasons, we may elect not to carry or may be unable to carry certain channels, which could adversely affect our subscriber growth or result in higher churn.

In addition, increases in programming costs generally cause us to increase the rates that we charge our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Therefore, we may be unable to pass increased programming costs on to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to this programming, our gross new subscriber activations may decline and our subscriber churn may increase.

We depend on third parties to provide us with programming services.  Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal, expiration and/or termination provisions.  We may not be able to renew these agreements on acceptable terms or at all, and these agreements may be terminated prior to expiration of their original term.  In recent years, negotiations over programming carriage contracts generally remain contentious, and certain programmers have, in the past, limited our access to their programming in connection with those negotiations and the scheduled expiration of their programming carriage contracts with us.  As national and local programming interruptions and threatened programming interruptions have become more frequent in recent years, in certain cases such interruptions have had a negative impact on our gross new Pay-TV subscriber activations and Pay-TV churn rate.  We cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rates.

We typically have a few programming contracts with major content providers up for renewal each year and if we are unable to renew any of these agreements or the other parties terminate the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In addition, failure to obtain access to certain programming or loss of access to programming, particularly programming provided by major content providers and/or programming popular with our subscribers, could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations, net subscriber additions and subscriber churn rate.

We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act.  If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals.  While we have been able to reach retransmission consent agreements with most of these local network stations, from time to time there are stations with which we have not been able to reach an agreement.  We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.  We currently have a  pending lawsuit with one major broadcast television network alleging, among other things, that the PrimeTime Anytime™ and AutoHop™ features of the Hopper set-top box breach its retransmission consent agreement.  See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.  In the event a court ultimately determines that we breached the terms of that retransmission consent agreement, we may be subject, among other things, to substantial damages and we may lose access to programming or may not be able to renew that  retransmission consent agreement and other programming agreements on favorable terms or at all.  Even if we ultimately prevail in this action, there can be no assurance that we will be able to renew our retransmission consent agreement or enter into a new agreement with this broadcast network.  In such event, there can be no assurance that we will be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations.  These requirements may place constraints on available capacity on our satellites for other programming.  Furthermore, the rates we are charged for retransmitting local channels have been increasing substantially and may exceed our ability to increase our prices to our customers.  We may be unable to pass these increased programming costs on to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

We may be required to make substantial additional investments to maintain competitive programming offerings.

We believe that the availability and extent of HD programming and other value-added services such as access to video via mobile devices continue to be significant factors in consumers’ choice among pay-TV providers.  Other pay-TV providers may have more successfully marketed and promoted their HD programming packages and value-added services and may also be better equipped and have greater resources to increase their HD offerings and value-added services to respond to increasing consumer demand.  In addition, even though it remains a small portion of the market, consumer demand for 3D televisions and programming, as well as higher resolution programming, such as 4K HD, will likely increase in the future.  We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver enhanced programming, and other value-added services, and there can be no assurance that we will be able to compete effectively with offerings from other pay-TV providers.

Any failure or inadequacy of our information technology infrastructure and communications systems, including without limitation those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) and communications systems are important to the operation of our current business, which would suffer in the event of system failures or cyber-attacks.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include, among other things, the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.  We rely on third parties for developing key components of our information technology and communications systems and ongoing service.  Some of our key systems and operations, including those supplied by third-party providers, are not fully redundant, and our disaster recovery planning cannot account for all eventualities.  Interruption and/or failure of any of these systems could disrupt our operations, interrupt our services and damage our reputation, thus adversely impacting our ability to provide our services, retain our current subscribers and attract new subscribers.

In addition, although we take protective measures and endeavor to modify them as circumstances warrant, our information technology hardware and software infrastructure and communications systems may be vulnerable to a variety of interruptions, including without limitation, natural disasters, terrorist attacks, telecommunications failures, cyber-attacks and other malicious activities such as unauthorized access, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could disrupt or harm our business.  In addition, third-party providers of some of our key systems may also experience interruptions to their information technology hardware and software infrastructure and communications systems that could adversely impact us and over which we may have limited or no control.  We may obtain certain confidential, proprietary and personal information about our customers, personnel and vendors, and may provide this information to third parties in connection with our business.  If one or more of such interruptions or failures occur to us or our third-party providers, it potentially could jeopardize such information and other information processed and stored in, and transmitted through, our information technology hardware and software infrastructure and communications systems, or otherwise cause interruptions or malfunctions in our operations, which could result in significant losses or reputational damage.  Due to the fast-moving pace of technology, it may be difficult to detect, contain and remediate every such event.  We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to financial losses.  Furthermore, the amount and scope of insurance we maintain may not cover expenses related to such activities or events.

As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, the potential liability associated with information-related risks is increasing, particularly for businesses like ours that handle personal customer data.  The occurrence of any such network or information system related events or security breaches could have a material adverse effect on our reputation, business, financial condition and results of operations.  Significant incidents could result in a disruption of our operations, customer dissatisfaction, damage to our reputation or a loss of customers and revenues.

We currently depend on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture substantially all of our new DISH branded pay-TV set-top boxes and certain related components, to provide the vast majority of our transponder capacity, to provide digital broadcast operations and other services to us, and to provide streaming delivery technology and infrastructure for our Sling TV services.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

EchoStar is our primary supplier of our DISH branded pay-TV digital set-top boxes and digital broadcast operations.  In addition, EchoStar provides the vast majority of our transponder capacity, is a key supplier of related services to us, and provides streaming delivery technology and infrastructure for our Sling TV services.  We purchase digital set-top boxes from EchoStar pursuant to a contract that expires on December 31, 2016.  EchoStar provides digital broadcast operations to us pursuant to a contract that expires on December 31, 2016.  EchoStar has no obligation to supply digital set-top boxes or digital broadcast operations to us after these dates.  We may be unable to renew agreements for digital set-top boxes or digital broadcast operations with EchoStar on acceptable terms or at all.  We lease the vast majority of our transponder capacity from EchoStar.  Equipment, transponder leasing and digital broadcast operation costs may increase beyond our current expectations.  EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain transponder capacity and digital broadcast operations and other services from third parties, could adversely affect our gross new subscriber activations and subscriber churn rate and cause related revenue to decline.

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

Technology in the pay-TV industry changes rapidly, and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services and more advanced equipment, and our failure to do so could cause our products and services to become obsolete and could negatively impact our business.

Technology in the pay-TV industry changes rapidly as new technologies are developed, which could cause our products and services to become obsolete.  We and our suppliers may not be able to keep pace with technological developments.  Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services and to upgrade existing products and services on a timely basis, and to reduce costs of our existing products and services.  We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner.  The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment.  The success of new product and service development depends on many factors, including among others, the following:

•	difficulties and delays in the development, production, timely completion, testing and marketing of products and services;
•	the cost of the products and services;
•	proper identification of customer need and customer acceptance of products and services;

•	the development of, approval of and compliance with industry standards;
•	the amount of resources we must devote to the development of new technologies; and
•	the ability to differentiate our products and services and compete with other companies in the same markets.

If the new technologies on which we focus our research and development investments fail to achieve acceptance in the marketplace, our competitive position could be negatively impacted, causing a reduction in our revenues and earnings.  For example, our competitors could use proprietary technologies that are perceived by the market as being superior.  Further, after we have incurred substantial costs, one or more of the products or services under our development, or under development by one or more of our strategic partners, could become obsolete prior to it being widely adopted.

In addition, our competitive position depends in part on our ability to offer new DISH branded pay-TV subscribers and upgrade existing subscribers with more advanced equipment, such as receivers with DVR and HD technology and by otherwise making additional infrastructure investments, such as those related to our information technology and call centers.  We may also be at a competitive disadvantage in developing and introducing complex new products and services for our DISH branded pay-TV services because of the substantial costs we may incur in making these products or services available across our installed base of subscribers.  Furthermore, the continued demand for HD programming continues to require investments in additional satellite capacity.  We may not be able to pass on to our subscribers the entire cost of these upgrades and infrastructure investments.

New technologies could also create new competitors for us.  For instance, we face increasing consumer demand for the delivery of digital video services via the Internet, including providing our Sling TV services and what we refer to as “DISH Anywhere.”  We expect to continue to face increased threats from companies who use the Internet to deliver digital video services as the speed and quality of broadband and wireless networks continues to improve.

Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees.  We rely on EchoStar to design, develop and manufacture set-top boxes with advanced features and functionality and to provide the streaming delivery technology and infrastructure for our Sling TV services.  If EchoStar is unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected.  In addition, delays in the delivery of components or other unforeseen problems associated with our technology may occur that could materially and adversely affect our ability to generate revenue, offer new products and services and remain competitive.

If our products and services, including without limitation our DISH branded and Sling TV branded products and services, are not competitive, our business could suffer and our financial performance could be negatively impacted.  Our products and services may also experience quality problems, including outages and service slowdowns, from time to time.  If the quality of our products and services do not meet our customers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

We rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with and rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices.  If these vendors are unable to meet our needs because they fail to perform adequately, are no longer in business, are experiencing shortages or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected.  While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability to timely deliver our products to our subscribers or operate our business.  Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could cause us to make substantial additional investments.

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

We are also vulnerable to other forms of fraud.  While we are addressing certain fraud through a number of actions, including terminating independent retailers that we believe violated our business rules, there can be no assurance that we will not continue to experience fraud which could impact our gross new subscriber activations and subscriber churn.  Economic weakness may create greater incentive for signal theft, piracy and other forms of fraud, which could lead to higher subscriber churn and reduced revenue.

We depend on independent third parties to solicit orders for our services that represent a significant percentage of our total gross new subscriber activations.

While we offer products and services through direct sales channels, a significant percentage of our total gross new subscriber activations are generated through independent third parties such as small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies.  Most of our independent retailers are not exclusive to us and some of our independent retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors.  Furthermore, most of these independent retailers are significantly smaller than we are and may be more susceptible to economic weaknesses that make it more difficult for them to operate profitably.  Because our independent retailers receive most of their incentive value at activation and not over an extended period of time, our interests may not always be aligned with our independent retailers.  It may be difficult to better align our interests with our independent retailers because of their capital and liquidity constraints.  Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH branded pay-TV business.

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

Our ability to earn revenue from our DISH branded pay-TV service depends on the usefulness of our owned and leased satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.  Generally, the minimum design life of each of our satellites ranges from 12 to 15 years.  We can provide no assurance, however, as to the actual useful lives of any of these satellites.  Our operating results could be adversely affected if the useful life of any of our owned or leased satellites were significantly shorter than the minimum design life.

In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite, any of which could have a material adverse effect on our business, financial condition and results of operations.  Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive.  A relocation would require FCC approval and, among other things, may require a showing to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite.  We cannot be certain that we could obtain such FCC approval.  If we choose to use a satellite in this manner, this use could adversely affect our ability to satisfy certain operational conditions associated with our authorizations.  Failure to satisfy those conditions could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.

Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

Construction and launch risks.  A key component of our business strategy is our ability to expand our offering of new programming and services for our DISH branded pay-TV business.  To accomplish this goal, from time to time, new satellites need to be built and launched.  Satellite construction and launch is subject to significant risks, including construction and launch delays, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the recent past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Significant construction or launch delays could materially and adversely affect our ability to generate revenues.  If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could impact our ability to fund future satellite procurement and launch opportunities.

In addition, the occurrence of future launch failures for other operators may delay the deployment of our satellites and materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all.  See further information under the caption “We generally do not carry commercial launch or in-orbit insurance on any of the satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if any of our owned satellites fail” below.

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

Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our Pay-TV services.  In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly.  Anomalies may also reduce the expected useful life of a satellite, thereby reducing the channels that could be offered using that satellite, or create additional expenses due to the need to provide replacement or back-up satellites.  See disclosures relating to satellite anomalies set forth under Note 8 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

We generally do not carry commercial launch or in-orbit insurance on any of the satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if any of our owned satellites fail.

Generally, we do not carry commercial launch or in-orbit insurance on any of the satellites we use, other than certain satellites leased from third parties, and generally do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  We lease substantially all of our satellite capacity from third parties, including the vast majority of our transponder capacity from EchoStar, and we do not carry commercial insurance on any of the satellites we lease from them.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite.  If one or more of our owned in-orbit satellites fail, we could be required to record significant impairment charges.

We may have potential conflicts of interest with EchoStar due to our common ownership and management.

Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships.  Areas in which conflicts of interest between EchoStar and us could arise include, but are not limited to, the following:

•

Cross officerships, directorships and stock ownership.  We have certain overlap in directors and executive officers with EchoStar. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  Our Board of Directors and executive officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and our Chairman and Chief Executive Officer.  The executive officers and the members of our Board of Directors who overlap with EchoStar have fiduciary duties to EchoStar’s shareholders.  For example, there is the potential for a conflict of interest when we or EchoStar look at acquisitions and other business opportunities that may be suitable for both companies.  In addition, certain of our directors and officers own EchoStar stock and options to purchase EchoStar stock.  Mr. Ergen owns approximately 30.4% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 39.1% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 51.6% of the voting power of EchoStar.  Mr. Ergen’s ownership of EchoStar excludes 20,883,001 shares of its Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 22.5% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 31.7% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 40.0% of EchoStar’s total voting power. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for us and EchoStar.  Furthermore, Charles W. Ergen, our Chairman and Chief Executive Officer, is employed by both us and EchoStar. In addition, as a result of the Satellite and Tracking Stock Transaction discussed in Note 19 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, we own shares of a series of preferred tracking stock issued by EchoStar and shares of a series of preferred tracking stock issued by Hughes Satellite Systems Corporation (“HSSC”), a subsidiary of EchoStar (collectively, the “Tracking Stock”).  The Tracking Stock generally tracks the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HSSC, including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”). The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group. Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  Further, effective July 1, 2012, we and EchoStar formed Sling TV Holding L.L.C. (“Sling TV Holding,” formerly known as DISH Digital Holding L.L.C.), which was owned two-thirds by us and one-third by EchoStar.  Sling TV Holding was formed to develop and commercialize certain advanced technologies.  Effective August 1, 2014, EchoStar and Sling TV Holding entered into an Exchange Agreement pursuant to which, among other things, Sling TV Holding distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV Holding to a ten percent non-voting interest.  We now have a ninety percent equity interest and a 100% voting interest in Sling TV Holding.  During 2015, we launched our Sling domestic and Sling Latino services.  See Note 19 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

•

Intercompany agreements with EchoStar.  In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  See Note 19 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of us and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and us under the separation and other intercompany agreements we entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us.  In addition, conflicts could arise between us and EchoStar in the interpretation or any extension or renegotiation of these existing agreements.

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

Other than certain arrangements with EchoStar that we entered into in connection with Sling TV Holding, which, subject to certain exceptions, limit EchoStar’s and our ability to operate an IPTV service other than operated by Sling TV Holding, we do not have agreements with EchoStar that would prevent either company from competing with the other.

We rely on key personnel and the loss of their services may negatively affect our business.

We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman and Chief Executive Officer, and certain other executives.  The loss of Mr. Ergen or of certain other key executives could have a material adverse effect on our business, financial condition and results of operations.  Although all of our executives have executed agreements limiting their ability to work for or consult with competitors if they leave us, we do not have employment agreements with any of them.  Mr. Ergen also serves as the Chairman of EchoStar.  To the extent our officers are performing services for EchoStar, this may divert their time and attention away from our business and may therefore adversely affect our business.

Acquisition and Capital Structure Risks

We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses.

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

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We have made substantial investments to acquire certain wireless spectrum licenses and related assets.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.   For example, on February 10, 2016, we filed an application with the FCC to potentially participate as a bidder in the upcoming Auction 1000.  Auction 1000 is scheduled to begin on March 29, 2016.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.  We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that we will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through our wholly-owned subsidiaries American II and American III, we have made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  Northstar Wireless and SNR Wireless each filed applications with the FCC to participate in Auction 97 (the “AWS-3 Auction”) for the purpose of acquiring certain AWS-3 Licenses.  Each of Northstar Wireless and SNR Wireless applied to receive bidding credits of 25% as designated entities under applicable FCC rules.  In February 2015, one of our wholly-owned subsidiaries received a refund from the FCC of its $400 million upfront payment made in 2014 related to the AWS-3 Auction.

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

On August 18, 2015, the FCC released a Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless) (each a “Bidding Credit Amount” and collectively the “Bidding Credit Amounts”).  Each of Northstar Wireless and SNR Wireless has filed a notice of appeal and petition for review of the Order with the United States Court of Appeals for the District of Columbia, challenging, among other things, the FCC’s determination that they are ineligible to receive the Bidding Credit Amounts.  We cannot predict with any degree of certainty the timing or outcome of these proceedings.  An adverse ruling against Northstar Wireless or SNR Wireless in these proceedings could potentially result in fines and/or revocation of the Northstar Licenses or SNR Licenses, respectively.

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

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and Northstar Wireless owed the FCC an additional interim payment of approximately $334 million (the “Northstar Interim Payment”), which is equal to 15% of $2.226 billion.  The Northstar Interim Payment is recorded in “FCC auction expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.  Northstar Wireless immediately satisfied the Northstar Interim Payment through the application of funds already on deposit with the FCC and an additional loan from American II of approximately $69 million. As a result, the FCC will not deem Northstar Wireless to be a “current defaulter” under applicable FCC rules.

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

Amendment to Northstar Wireless Credit Agreement.  On October 1, 2015, American II, Northstar Wireless and Northstar Spectrum amended the First Amended and Restated Credit Agreement dated October 13, 2014, by and among American II, as Lender, Northstar Wireless, as Borrower, and Northstar Spectrum, as Guarantor (as amended, the “Northstar Credit Agreement”), to provide, among other things, that:  (i) the Northstar Interim Payment and any Northstar Re-Auction Payment will be made by American II directly to the FCC and will be deemed as loans under the Northstar Credit Agreement; (ii) the FCC is a third-party beneficiary with respect to American II’s obligation to pay the Northstar Interim Payment and any Northstar Re-Auction Payment; (iii) in the event that the winning bids from re-auction or other award of the AWS-3 Licenses retained by the FCC are less than the winning bids of Northstar Wireless, the purchaser, assignee or transferee of any AWS-3 Licenses from Northstar Wireless is obligated to pay its pro-rata share of the difference (and Northstar Wireless remains jointly and severally liable for such pro-rata share); and (iv) during the period between the due date for the payments guaranteed under the FCC Northstar Guaranty (as discussed below) and the date such guaranteed payments are paid, Northstar Wireless’ payment obligations to American II under the Northstar Credit Agreement will be subordinated to such guaranteed payments.

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

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and SNR Wireless owed the FCC an additional interim payment of approximately $182 million (the “SNR Interim Payment”), which is equal to 15% of $1.211 billion.  The SNR Interim Payment is recorded in “FCC auction expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.  SNR Wireless immediately satisfied the SNR Interim Payment through a portion of an additional loan from American III in an aggregate amount of approximately $344 million.  As a result, the FCC will not deem SNR Wireless to be a “current defaulter” under applicable FCC rules.

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

Amendment to SNR Wireless Credit Agreement.  On October 1, 2015, American III, SNR Wireless and SNR HoldCo amended the First Amended and Restated Credit Agreement dated October 13, 2014, by and among American III, as Lender, SNR Wireless, as Borrower, and SNR HoldCo, as Guarantor (as amended, the “SNR Credit Agreement”), to provide, among other things, that:  (i) the SNR Interim Payment and any SNR Re-Auction Payment will be made by American III directly to the FCC and will be deemed as loans under the SNR Credit Agreement; (ii) the FCC is a third-party beneficiary with respect to American III’s obligation to pay the SNR Interim Payment and any SNR Re-Auction Payment; (iii) in the event that the winning bids from re-auction or other award of the AWS-3 Licenses retained by the FCC are less than the winning bids of SNR Wireless, the purchaser, assignee or transferee of any AWS-3 Licenses from SNR Wireless is obligated to pay its pro-rata share of the difference (and SNR Wireless remains jointly and severally liable for such pro-rata share); and (iv) during the period between the due date for the payments guaranteed under the FCC SNR Guaranty (as discussed below) and the date such guaranteed payments are paid, SNR Wireless’ payment obligations to American III under the SNR Credit Agreement will be subordinated to such guaranteed payments.

DISH Network Guaranty in Favor of the FCC for Certain SNR Wireless Obligations.  On October 1, 2015, DISH Network entered into a guaranty in favor of the FCC (the “FCC SNR Guaranty,”) with respect to the SNR Interim Payment (which was satisfied on October 1, 2015) and any SNR Re-Auction Payment.  The FCC SNR Guaranty provides, among other things, that  during the period between the due date for the payments guaranteed under the FCC SNR Guaranty and the date such guaranteed payments are paid:  (i) SNR Wireless’ payment obligations to American III under the SNR Credit Agreement will be subordinated to such guaranteed payments; and (ii) DISH Network or American III will withhold exercising certain rights as a creditor of SNR Wireless.

Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum.  Through American II, we own an 85% non-controlling interest in Northstar Spectrum.  Northstar Manager, LLC (“Northstar Manager”) owns a 15% controlling interest in, and is the sole manager of, Northstar Spectrum.  Northstar Spectrum is governed by a limited liability company agreement by and between American II and Northstar Manager (the “Northstar Spectrum LLC Agreement”).  Pursuant to the Northstar Spectrum LLC Agreement, American II and Northstar Manager made pro-rata equity contributions in Northstar Spectrum.  As of October 1, 2015, the total equity contributions from American II and Northstar Manager to Northstar Spectrum were approximately $750 million and $133 million, respectively.  As of October 1, 2015, the total loans from American II to Northstar Wireless under the Northstar Credit Agreement for payments to the FCC related to the Northstar Licenses were approximately $5.070 billion.

SNR Wireless is a wholly-owned subsidiary of SNR HoldCo.  Through American III, we own an 85% non-controlling interest in SNR HoldCo.  SNR Wireless Management, LLC (“SNR Management”) owns a 15% controlling interest in, and is the sole manager of, SNR HoldCo.  SNR HoldCo is governed by a limited liability company agreement by and between American III and SNR Management (the “SNR HoldCo LLC Agreement”).  Pursuant to the SNR HoldCo LLC Agreement, American III and SNR Management made pro-rata equity contributions in SNR HoldCo.  As of October 1, 2015, the total equity contributions from American III and SNR Management to SNR HoldCo were approximately $524 million and $93 million, respectively.  As of October 1, 2015, the total loans from American III to SNR Wireless under the SNR Credit Agreement for payments to the FCC related to the SNR Licenses were approximately $3.847 billion.

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

On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  By October 2021, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Interim Build-Out Requirement”).  By October 2027, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Final Build-Out Requirement”).  If Northstar Wireless or SNR Wireless fails to meet the AWS-3 Interim Build-Out Requirement, the AWS-3 License term and the AWS-3 Final Build-Out Requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which it fails to meet the requirement.  If Northstar Wireless or SNR Wireless fails to meet the AWS-3 Final Build-Out Requirement, its authorization for each AWS-3 License area in which it fails to meet the requirement may terminate.

We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to make further investments in the Northstar Entities and the SNR Entities.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.  See “We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition” below for more information.

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

Accounting principles generally accepted in the United States (“GAAP”) requires that a long-lived asset be reviewed for impairment when circumstances indicate that the carrying amount of the asset might not be recoverable.  It was determined that the T1 and D1 satellites met this criteria and therefore in the fourth quarter 2015 we tested the T1 satellite and D1 satellite and related ground equipment for impairment.  We have concluded that the T1 satellite’s fair value exceeded its carrying amount and no impairment was necessary.  In addition, we have concluded that the carrying amount of the D1 satellite and related ground equipment exceeded their fair value determined under the cost approach.  To arrive at fair value utilizing the cost approach, a replacement cost for the satellite was determined, which was then reduced for, among other things, depreciation and obsolescence.  As a result of this assessment, we wrote down the net book value of the D1 satellite from $150 million to $55 million and the net book value of the related ground equipment from $28 million to zero and recorded an impairment charge of $123 million in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.    As of December 31, 2015, the net book value for T1 and D1 was $299 million and $55 million, respectively.

We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition.

In addition to the risks described in “Item 1A. Risk Factors - We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in this Annual Report on Form 10-K, we face certain other risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, including, among others, the risks described below.  Any of the following risks, among others, may have a material adverse effect on our business, results of operations and financial condition.

On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively.  We do not own or control the Northstar Licenses or the SNR Licenses nor do we control the Northstar Entities or the SNR Entities.  We do not have a right to require Northstar Manager or SNR Management to sell their respective ownership interests in Northstar Spectrum and SNR Holdco to us.  Northstar Manager, as the sole manager of Northstar Spectrum, and SNR Management, as the sole manager of SNR Holdco, will have the exclusive right and power to manage, operate and control Northstar Spectrum and SNR Holdco, respectively, subject to certain limited protective provisions for the benefit of American II and American III, respectively.  Northstar Manager and SNR Management will have the ability, but not the obligation, to require Northstar Spectrum and SNR Holdco, respectively, to purchase Northstar Manager’s and SNR Management’s ownership interests in those respective entities after the fifth anniversary of the grant date of the Northstar Licenses and the SNR Licenses (and in certain circumstances prior to the fifth anniversary of the grant date of the Northstar Licenses and the SNR Licenses).  Thus, we cannot be certain that the Northstar Licenses or the SNR Licenses will be developed in a manner fully consistent with our current or future business plans.

Each of Northstar Wireless and SNR Wireless applied to receive bidding credits of 25% as designated entities under applicable FCC rules.  The FCC implemented rules and policies governing the designated entity program that are intended to ensure that qualifying designated entities are not controlled by operators or investors that do not meet certain qualification tests.  Qualification is also subject to challenge in qui tam lawsuits filed by private parties alleging that participants have defrauded the government in which the person bringing the suit may share in any recovery by the government.  Furthermore, litigation surrounding designated entity structures, increased regulatory scrutiny or third party or government lawsuits with respect to our non-controlling investments in the Northstar Entities and the SNR Entities could result in fines, and in certain cases, license revocation and/or criminal penalties, which could have a material adverse effect on our business, financial condition or results of operations.

On August 18, 2015, the FCC released the Order in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the Bidding Credit Amounts (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless).  Each of Northstar Wireless and SNR Wireless has filed a notice of appeal and petition for review of the Order with the United States Court of Appeals for the District of Columbia, challenging, among other things, the FCC’s determination that they are ineligible to receive the Bidding Credit Amounts.  We cannot predict with any degree of certainty the timing or outcome of these proceedings.  An adverse ruling against Northstar Wireless or SNR Wireless in these proceedings could potentially result in fines and/or revocation of the Northstar Licenses or SNR Licenses, respectively.  See “We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” above for further information.

We may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to make further investments in the Northstar Entities and the SNR Entities.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

To the extent that we commercialize our wireless spectrum licenses, we will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

We have made substantial investments to acquire certain wireless spectrum licenses and related assets.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, we filed an application with the FCC to potentially participate as a bidder in the upcoming Auction 1000.  Auction 1000 is scheduled to begin on March 29, 2016.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.  We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that we will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

To the extent we commercialize our wireless spectrum licenses and enter the wireless services industry, a wireless services business presents certain risks.  Any of the following risks, among others, may have a material adverse effect on our future business, results of operations and financial condition.

•

The wireless services industry is competitive.  We have limited experience in the wireless services industry, which is a competitive industry, with increasing customer demands for data services that require increasing capital resources to maintain a robust network.  The wireless services industry has incumbent and established competitors such as Verizon, AT&T, T-Mobile USA Inc. (“T-Mobile”) and Sprint Corporation (“Sprint”), with substantial market share.  Some of these companies have greater financial, marketing and other resources than us, and have existing cost and operational advantages that we lack.  Market saturation is expected to continue to cause the wireless services industry’s customer growth rate to moderate in comparison to historical growth rates, leading to increased competition for customers.  As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services.  Furthermore, the cost of attracting a new customer is generally higher than the cost associated with retaining an existing customer.  In addition, we may face increasing competition from wireless telecommunications providers who offer mobile video offerings.  Wireless mobile video offerings will likely become more prevalent in the marketplace as wireless telecommunications providers expand the fourth generation of wireless communications.  In July 2015, AT&T completed its acquisition of DirecTV, our direct competitor and the largest satellite TV provider in the U.S.  As a result of this acquisition, DirecTV, among other things, has increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services.  The combined company may be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other MVPDs, including us; thwart our entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings.

•

Our ability to compete effectively would be dependent on a number of factors.  Our ability to compete effectively would depend on, among other things, our network quality, capacity and coverage; the pricing of our products and services; the quality of customer service; our development of new and enhanced products and services; the reach and quality of our sales and distribution channels; our ability to predict and adapt to future changes in technologies and changes in consumer demands; and capital resources.  It would also depend on how successfully we anticipate and respond to various competitive factors affecting the industry, including, among others, new technologies and business models, products and services that may be introduced by competitors, changes in consumer preferences, the demand for services, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by competitors.  It may be difficult for us to differentiate our products and services from other competitors in the industry, which may limit our ability to attract customers.  Our success also may depend on our ability to access and deploy adequate spectrum, deploy new technologies and offer attractive services to customers.  For example, we may not be able to obtain and offer certain technologies or features that are subject to competitor patents or other exclusive arrangements.

•

We would depend on third parties to provide us with infrastructure and products and services.  We would depend on various key suppliers and vendors to provide us, directly or through other suppliers, with infrastructure, equipment and services, such as switch and network equipment, handsets and other devices and equipment that we would need in order to operate a wireless services business and provide products and services to our customers.  For example, handset and other device suppliers often rely on one vendor for the manufacture and supply of critical components, such as chipsets, used in their devices.  If these suppliers or vendors fail to provide equipment or services on a timely basis or fail to meet performance expectations, we may be unable to provide products and services as and when expected by our customers.  Any difficulties experienced with these suppliers and vendors could result in additional expense and/or delays in introducing our wireless services.  Our efforts would involve significant expense and require strategic management decisions on, and timely implementation of, equipment choices, network deployment and management, and service offerings.  In addition, these suppliers and vendors may also be subject to litigation with respect to technology on which we would depend, including litigation involving claims of patent infringement.

•

Wireless services and our wireless spectrum licenses are subject to government regulation.  Wireless services and our wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities.  These governmental authorities could adopt regulations or take other actions that would adversely affect our business prospects, making it more difficult and/or expensive to commercialize our wireless spectrum licenses.  The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies.  In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The FCC grants wireless licenses for terms of generally ten years that are subject to renewal or revocation.  There can be no assurances that our wireless spectrum licenses will be renewed or that we will be able to obtain additional licenses.  Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.  For further information related to our wireless spectrum licenses, including build-out requirements, see other Risk Factors above.

We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.

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

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing business.  To pursue acquisitions and other strategic transactions, we may need to raise additional capital in the future, which may not be available on acceptable terms or at all.

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

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business, construct and launch new satellites, and to pursue acquisitions and other strategic transactions.  Weakness in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders.  Adverse changes in the credit markets, including rising interest rates, could increase our borrowing costs and/or make it more difficult for us to obtain financing for our operations or refinance existing indebtedness.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  Furthermore, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by their credit metrics.  A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing.  A severe disruption in the global financial markets could impact some of the financial institutions with which we do business, and such instability could also affect our access to financing.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

See “We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” above for more information.

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

As of December 31, 2015, our total long-term debt and capital lease obligations, including the debt of our subsidiaries, was $13.756 billion.  On February 1, 2016, we redeemed the $1.5 billion principal balance of our 7 1/8% Senior Notes due 2016 using a substantial portion of our available cash and investment securities on hand.  Following repayment of our 7 1/8% Senior Notes due 2016, our total long-term debt and capital lease obligations, including the debt of our subsidiaries, was approximately $12.3 billion.

Our debt levels could have significant consequences, including:

•	making it more difficult to satisfy our obligations;
•	a dilutive effect on our outstanding equity capital or future earnings;
•	increasing our vulnerability to general adverse economic conditions, including changes in interest rates;
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

We are controlled by one principal stockholder who is also our Chairman and Chief Executive Officer.

Charles W. Ergen, our Chairman and Chief Executive Officer, owns approximately 44.8% of our total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 48.4% of our total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 78.5% of the total voting power.  Mr. Ergen’s beneficial ownership of shares of Class A Common Stock excludes 33,790,620 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 7.3% of our total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 13.1% of our total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 13.0% of the total voting power.  Through his voting power, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have:  (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

Legal and Regulatory Risks

A ruling in the Do Not Call litigation requiring us to pay substantial civil penalties and/or damages and/or enjoining us, whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from certain activities could have a material adverse effect on our results of operations, financial condition and cash flow.

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and the Telemarketing Sales Rule, as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs were seeking civil penalties and damages of approximately $270 million and that the federal plaintiff was seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs are also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We also filed a motion for summary judgment, seeking dismissal of all claims.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. is entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs are entitled to partial summary judgment with respect to ten claims in the action, which includes, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages are questions for trial.  In pre-trial disclosures, the federal plaintiff indicated that it intends to seek up to $900 million in alleged civil penalties, and the state plaintiffs indicated that they now intend to seek $23.5 billion in alleged civil penalties and damages.  The first phase of the bench trial took place January 19, 2016 through February 11, 2016.  The Court will conduct a second phase of the bench trial in October 2016, which we anticipate will cover the plaintiffs’ requested injunctive relief, as well as DISH Network L.L.C.’s response to certain evidence presented by the plaintiffs in the first phase. A ruling requiring us to pay substantial civil penalties and/or damages and/or enjoining us, whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from the activities described above could have a material adverse effect on our results of operations, financial condition and cash flow.

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services.  Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our business as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could have an adverse effect on our results of operations.  Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our business.  We currently have a pending lawsuit with one major broadcast television network alleging, among other things, that the PrimeTime Anytime and AutoHop features of the Hopper set-top box infringe its copyrights.  See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features.  Moreover, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms, our business, financial condition and results of operations could be adversely affected.

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

We are subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.  See further information under “Item 1. Business — Patents and Other Intellectual Property” of this Annual Report on Form 10-K.

We may not be aware of all intellectual property rights that our services or the products used in connection with our services may potentially infringe.  In addition, patent applications in the United States are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first).  Therefore, it is difficult to evaluate the extent to which our services or the products used in connection with our services may infringe claims contained in pending patent applications.  Further, it is sometimes not possible to determine definitively whether a claim of infringement is valid.

Our ability to distribute video content via the Internet, including our Sling TV services, involves regulatory risk.

As a result of recent updates to certain of our programming agreements which allow us to, among other things, deliver certain authenticated content via the Internet and/or deliver certain content through our Sling TV services, we are increasingly distributing video content to our subscribers via the Internet and through our Sling TV services.  The ability to continue this strategy may depend in part on the FCC’s success in implementing rules prohibiting paid prioritization and blocking, throttling and discrimination against our distribution of content over broadband networks.  For more information, see “Item 1.  Business — Government Regulations — FCC Regulations Governing our DBS Operations — Net Neutrality” of this Annual Report on Form 10-K.

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

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty.  In July 2012, similar program access conditions that had applied to Time Warner Cable expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Time Warner Cable’s programming, or to obtain it on nondiscriminatory terms.  In the case of certain types of programming affiliated with Comcast through its control of NBCUniversal, the prohibition on exclusivity will still apply until January 2018.  During that time, we have the right to subject the terms of access to NBCUniversal’s programming to binding arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  There can be no assurance that this procedure will result in favorable terms for us.

In addition, affiliates of certain cable providers have denied us access to sports programming that they distribute to their cable systems terrestrially, rather than by satellite.  The FCC has held that new denials of such service are unfair if they have the purpose or effect of significantly hindering us from providing programming to consumers.  However, we cannot be certain that we can prevail in a complaint related to such programming and gain access to it.  Our continuing failure to access such programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.

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

Our operations, particularly our DBS operations and our wireless spectrum licenses, are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these authorities could result in the limitations on, or suspension or revocation of, our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the adoption or modification of laws or regulations relating to video programming, satellite services, wireless telecommunications, broadband, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business, including our Sling TV services.  If we become subject to new regulations or legislation or new interpretations of existing regulations or legislation that govern Internet network neutrality, for example, we may be required to incur additional expenses or alter our business model.  The manner in which legislation governing Internet network neutrality may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.  See regulatory disclosures under the caption “Item 1.  Business — Government Regulations” of this Annual Report on Form 10-K for additional information.

Our business depends on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

If the FCC were to cancel, revoke, suspend, restrict, significantly condition, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses that we may file from time to time, it could have a material adverse effect on our business, financial condition and results of operations.  Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services available to our DISH branded pay-TV subscribers.  The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum.  In addition, Congress often considers and enacts legislation that affects us and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing.  We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

We are subject to digital HD “carry-one, carry-all” requirements that cause capacity constraints.

To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one, carry-all”), including the carriage of full-power broadcasters’ HD signals in markets in which we elect to provide local channels in HD.  The carriage of additional HD signals on our DISH branded pay-TV service could cause us to experience significant capacity constraints and prevent us from carrying additional popular national programs and/or carrying those national programs in HD.

Our business, investor confidence in our financial results and stock price may be adversely affected if our internal controls are not effective.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.  If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

The following table sets forth certain information concerning our principal properties related to our business segments.

Leased From
Description/Use/Location	Segment(s) Using Property	Owned	EchoStar (1)	Other Third Party
Corporate headquarters, Englewood, Colorado	DISH/Wireless		X
Customer call center and general offices, Roseland, New Jersey	DISH			X
Customer call center, Alvin, Texas	DISH			X
Customer call center, Bluefield, West Virginia	DISH	X
Customer call center, Christiansburg, Virginia	DISH	X
Customer call center, College Point, New York	DISH			X
Customer call center, Harlingen, Texas	DISH	X
Customer call center, Hilliard, Ohio	DISH			X
Customer call center, Littleton, Colorado	DISH		X
Customer call center, Phoenix, Arizona	DISH			X
Customer call center, Thornton, Colorado	DISH	X
Customer call center, Tulsa, Oklahoma	DISH			X
Customer call, warehouse, service, and remanufacturing center, El Paso, Texas	DISH	X
Service and remanufacturing center, Englewood, Colorado	DISH		X
Service and remanufacturing center, Spartanburg, South Carolina	DISH			X
Warehouse and distribution center, Denver, Colorado	DISH			X
Warehouse and distribution center, Sacramento, California	DISH	X
Warehouse and distribution center, Atlanta, Georgia	DISH			X
Warehouse, Denver, Colorado	DISH	X

(1)	See Note 19 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.

In addition to the principal properties listed above, we operate numerous facilities for, among other things, our in-home service operations strategically located in regions throughout the United States.  Furthermore, we own or lease capacity on 12 satellites, which are a major component of our DISH branded pay-TV service.  See further information under “Item 1. Business — Satellites” in this Annual Report on Form 10-K.

Item 3.   LEGAL PROCEEDINGS

See Note 15  “Commitments and Contingencies - Litigation” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information.  Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “DISH.”  The high and low closing sale prices of our Class A common stock during 2015 and 2014 on the Nasdaq Global Select Market (as reported by Nasdaq) are set forth below.

2015	High	Low
First Quarter	$78.31	$68.46
Second Quarter	75.51	65.92
Third Quarter	69.25	56.36
Fourth Quarter	65.07	57.16

2014	High	Low
First Quarter	$62.42	$54.10
Second Quarter	65.64	56.23
Third Quarter	66.71	61.87
Fourth Quarter	79.41	57.96

As of February 12, 2016, there were approximately 7,806 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name.  As of February 12, 2016,  204,644,588 of the 238,435,208 outstanding shares of our Class B common stock were beneficially held by Charles W. Ergen, our Chairman and Chief Executive Officer, and the remaining 33,790,620 were held in trusts established by Mr. Ergen for the benefit of his family.  There is currently no trading market for our Class B common stock.

Dividends.  While we currently do not intend to declare dividends on our common stock, we may elect to do so from time to time.  Payment of any future dividends will depend upon our earnings and capital requirements, restrictions in our debt facilities, and other factors the Board of Directors considers appropriate.  We currently intend to retain our earnings, if any, to support future growth and expansion, although we may repurchase shares of our common stock from time to time.  See further information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans.  See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2015 through December 31, 2015.

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs (1)
	(In thousands, except share data)
October 1, 2015 - October 31, 2015	—	$—	—	$1,000,000
November 1, 2015 - November 30, 2015	—	$—	—	$1,000,000
December 1, 2015 - December 31, 2015	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2015.  On November 3, 2015, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2016.    Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data as of and for each of the five years ended December 31, 2015 have been derived from, and are qualified by reference to our consolidated financial statements.  As of December 31, 2013, Blockbuster had ceased material operations.  The results of Blockbuster are presented for all periods as discontinued operations in our consolidated financial statements.  See Note 9 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding our discontinued operations.

Certain prior year amounts have been reclassified to conform to the current year presentation.  See further information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Explanation of Key Metrics and Other Items” in this Annual Report on Form 10-K.

This data should be read in conjunction with our consolidated financial statements and related notes thereto for the three years ended December 31, 2015, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
Balance Sheet Data	2015	2014	2013	2012	2011
	(In thousands)
Cash, cash equivalents and current marketable investment securities	$1,611,069	$9,236,241	$9,739,404	$7,205,379	$2,001,917
Total assets	22,886,710	22,045,541	20,192,117	17,229,902	11,346,073
Long-term debt and capital lease obligations (including current portion)	13,755,925	14,427,526	13,597,237	11,831,745	7,441,620
Total stockholders’ equity (deficit)	2,747,787	2,012,134	997,005	71,628	(419,003)

	For the Years Ended December 31,
Statements of Operations Data	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Total revenue	$15,068,901	$14,643,387	$13,904,865	$13,181,334	$13,074,063
Total costs and expenses	13,736,505	12,818,936	12,556,686	11,922,976	10,145,080
Operating income (loss)	$1,332,396	$1,824,451	$1,348,179	$1,258,358	$2,928,983

Income (loss) from continuing operations	$769,276	$928,902	$837,089	$662,919	$1,522,374
Net income (loss) attributable to DISH Network	$747,092	$944,693	$807,492	$636,687	$1,515,907

Basic net income (loss) per share from continuing operations attributable to DISH Network	$1.61	$2.05	$1.87	$1.49	$3.41
Basic net income (loss) per share from discontinued operations	—	—	(0.10)	(0.08)	(0.01)
Basic net income (loss) per share attributable to DISH Network	$1.61	$2.05	$1.77	$1.41	$3.40

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$1.61	$2.04	$1.86	$1.49	$3.41
Diluted net income (loss) per share from discontinued operations	—	—	(0.10)	(0.08)	(0.02)
Diluted net income (loss) per share attributable to DISH Network	$1.61	$2.04	$1.76	$1.41	$3.39

Cash dividend per common share	$—	$—	$—	$1.00	$2.00

	For the Years Ended December 31,
Other Data (Unaudited except for net cash flows)	2015	2014	2013	2012	2011
Pay-TV subscribers, as of period end (in millions)	13.897	13.978	14.057	14.056	13.967
Pay-TV subscriber additions, gross (in millions)	2.773	2.601	2.666	2.739	2.576
Pay-TV subscriber additions (losses), net (in millions)	(0.081)	(0.079)	0.001	0.089	(0.166)
Pay-TV average monthly subscriber churn rate	1.71%	1.59%	1.58%	1.57%	1.63%
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$723	$853	$866	$784	$770
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$86.79	$83.77	$80.37	$76.98	$76.43
Broadband subscribers, as of period end (in millions)	0.623	0.577	0.436	0.183	0.105
Broadband subscriber additions, gross (in millions)	0.237	0.295	0.343	0.121	0.030
Broadband subscriber additions (losses), net (in millions)	0.046	0.141	0.253	0.078	(0.005)
Net cash flows from (in thousands):
Operating activities from continuing operations	$2,436,080	$2,408,131	$2,309,197	$2,003,718	$2,619,160
Investing activities from continuing operations	$(8,074,149)	$(983,924)	$(3,034,857)	$(3,004,082)	$(2,783,172)
Financing activities from continuing operations	$(413,269)	$980,267	$1,851,940	$4,003,933	$93,513

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the audited consolidated financial statements and notes to our financial statements included elsewhere in this Annual Report on Form 10-K.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under the caption “Item 1A.  Risk Factors” and elsewhere in this Annual Report on Form 10-K.  Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we expressly disclaim any obligation to update any forward-looking statements.

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

Financial Highlights

2015 Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $15.069 billion
•	Pay-TV ARPU of $86.79
•	Net income attributable to DISH Network of $747 million and basic earnings per share of common stock of $1.61
•	Gross new Pay-TV subscriber activations of approximately 2.773 million
•	Pay-TV SAC of $723
•	Loss of approximately 81,000 net Pay-TV subscribers
•	Pay-TV churn rate of 1.71%
•	Addition of approximately 46,000 net broadband subscribers

Consolidated Financial Condition as of December 31, 2015

•	Cash, cash equivalents and current marketable investment securities of $1.611 billion
•	Total assets of $22.887 billion
•	Total long-term debt and capital lease obligations of $13.756 billion

Business Segments

DISH

We offer Pay-TV services under the DISH brand and the Sling brand.  We had 13.897 million Pay-TV subscribers in the United States as of December 31, 2015 and are the nation’s third largest pay-TV provider.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

In addition, we bundle broadband and telephone services with our DISH branded pay-TV services.  As of December 31, 2015, we had 0.623 million broadband subscribers in the United States.  Connecting our subscribers’ receivers to broadband service enhances the video experience and can be used by consumers to access DISH branded programming services on mobile devices.  We market our wireline and satellite broadband services under the dishNET brand.  Our dishNET satellite broadband service utilizes advanced technology and high-powered satellites launched by Hughes and ViaSat to provide broadband coverage nationwide.  This service primarily targets rural residents that are underserved, or unserved, by wireline broadband, and provides download speeds of up to 15 Mbps and our dishNET branded wireline broadband service provides download speeds of up to 40 Mbps.  Currently, satellite capacity constraints limit our ability to expand services in certain geographic areas.  However, we expect these satellite capacity constraints to be mitigated when additional next-generation satellites are successfully launched by Hughes and ViaSat and placed into commercial operation, which is anticipated to occur in the second half of 2016.

Sling branded pay-TV services.  We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on certain streaming-capable devices including TVs, tablets, computers, game consoles and smart phones.  Prior to 2015, we launched our Sling International video programming service (formerly known as DishWorld), which historically represented a small percentage of our Pay-TV subscribers.  Sling International now offers over 200 channels in 18 languages.  In February 2015, we launched our Sling domestic service.  The Sling domestic core package consists of over 20 channels offered for a $20 monthly subscription.  In addition to the core programming package, Sling domestic offers additional tiers of programming, including sports, kids, movies, world news, lifestyle and spanish language and additional premium content such as HBO, each available for an additional monthly fee.  Sling TV programming is offered live and on-demand and can be replayed as programming rights permit.  On June 4, 2015, we also launched our Sling Latino service.  All Sling TV subscribers are included in our Pay-TV subscriber count.

Wireless

DISH Network Spectrum

We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, we filed an application with the FCC to potentially participate as a bidder in the upcoming Auction 1000.  Auction 1000 is scheduled to begin on March 29, 2016.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.  See Note 15 “Commitments and Contingencies — Wireless — DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through our wholly-owned subsidiaries American II and American III, we have made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.    The AWS-3 Licenses are subject to certain interim and final build-out requirements.  We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  See Note 15 “Commitments and Contingencies — Wireless — DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.  See Note 15 “Commitments and Contingencies — Wireless” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Trends in our DISH Segment

Competition

Competition has intensified in recent years as the pay-TV industry has matured.  With respect to our DISH branded pay‑TV services, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  Some of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers, including bundled offers combining broadband, video and/or wireless services and other promotional offers.  In some cases, certain competitors have been able to potentially subsidize the price of video services with the price of broadband and/or wireless services.  We incur significant costs to retain our existing DISH branded pay-TV customers, mostly as a result of upgrading their equipment to HD and DVR receivers and by providing retention credits.  Our subscriber retention costs may vary significantly from period to period.  Our Pay-TV services also face increased competition from content providers and other companies who distribute video directly to consumers over the Internet.  Programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  Significant changes in consumer behavior with regard to the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.  Online content providers may cause our subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.

We implement new marketing promotions from time to time that are intended to increase our gross new Pay-TV subscriber activations.    During 2015 and early 2016, we launched various marketing promotions offering certain DISH branded pay-TV programming packages without a price increase for a limited time period.    While we plan to implement other new marketing efforts, there can be no assurance that we will ultimately be successful in increasing our gross new Pay-TV subscriber activations.  Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

Our Pay-TV subscriber base has recently been declining due to, among other things, the factors described above.  There can be no assurance that our Pay-TV subscriber base will not continue to decline.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

Programming

Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase, especially for local broadcast channels and sports programming.  In addition, certain programming costs are rising at a much faster rate than wages or inflation.  Further, programming costs continue to increase due to contractual price increases and the renewal of long-term programming contracts on less favorable pricing terms.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms.

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

Operations and Customer Service

While competitive factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to us.  In the past, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by our operational inefficiencies.  To combat signal theft and improve the security of our broadcast system, we use microchips embedded in credit card sized access cards, called “smart cards,” or security chips in our DBS receiver systems to control access to authorized programming content (“Security Access Devices”).  We expect that future replacements of these devices will be necessary to keep our system secure.  To combat other forms of fraud, among other things, we monitor our independent distributors’ and independent retailers’ adherence to our business rules.

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

Changes in our Technology

We have been deploying DBS receivers that utilize 8PSK modulation technology with MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow improved broadcast efficiency, and therefore allow increased programming capacity.  Many of our customers today, however, do not have DBS receivers that use MPEG-4 compression technology.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new DBS receivers that we purchase from EchoStar have MPEG-4 compression with 8PSK modulation technology.

In addition, from time to time, we change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, HD programming, pay-per-view, Latino and international subscriptions; broadband services; equipment rental fees and other hardware related fees, including fees for DVRs, fees for broadband equipment, equipment upgrade fees and additional outlet fees; advertising services; fees earned from our in-home service operations and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to independent retailers and other independent distributors of our equipment.

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

Cost of sales - equipment, services and other.  “Cost of sales - equipment, services and other” primarily includes the cost of non-subsidized sales of DBS accessories to independent retailers and other independent distributors of our equipment.  In addition, “Cost of sales - equipment, services and other” includes costs related to equipment sales, services, and other agreements with EchoStar.

Subscriber acquisition costs.  While we primarily lease DBS receiver systems and Broadband modem equipment, we also subsidize certain costs to attract new subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of DBS receiver systems to independent retailers and other independent distributors of our equipment, the cost of subsidized sales of DBS receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  Our “Subscriber acquisition costs” also includes costs associated with acquiring Sling TV subscribers including, among other things, costs related to acquisition advertising, our direct sales efforts and commissions.

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

Income (loss) from discontinued operations, net of tax.  “Income (loss) from discontinued operations, net of tax” includes the results of Blockbuster operations, which had ceased material operations as of December 31, 2013.

Pay-TV subscribers.  We include customers obtained through direct sales, independent retailers and other independent distribution relationships in our Pay-TV subscriber count.  We also provide DISH branded pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  Prior to 2015, we launched our Sling International video programming service, which historically represented a small percentage of our Pay-TV subscribers.  During 2015, we launched our Sling domestic and Sling Latino services.  All Sling TV subscribers are included in our Pay-TV subscriber count.  Sling TV subscribers receiving service for no charge, under certain new subscriber promotions, are excluded from our Pay-TV subscriber count.  Sling TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  For customers who subscribe to both our DISH branded pay-TV service and our Sling branded pay-TV services, each subscription is counted as a separate Pay-TV subscriber.

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

Adjusted free cash flow.  We define adjusted free cash flow as “Net cash flows from operating activities from continuing operations” less “Purchases of property and equipment ” and “Capitalized interest related to FCC authorizations,” as shown on our Consolidated Statements of Cash Flows.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2015	2014	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$14,953,559	$14,495,091	$458,468	3.2
Equipment sales and other revenue	115,342	148,296	(32,954)	(22.2)
Total revenue	15,068,901	14,643,387	425,514	2.9

Costs and Expenses:
Subscriber-related expenses	8,783,009	8,313,046	469,963	5.7
% of Subscriber-related revenue	58.7%	57.4%
Satellite and transmission expenses	762,832	693,114	69,718	10.1
% of Subscriber-related revenue	5.1%	4.8%
Cost of sales - equipment, services and other	91,654	107,777	(16,123)	(15.0)
Subscriber acquisition costs	1,682,548	1,811,318	(128,770)	(7.1)
General and administrative expenses	777,507	815,745	(38,238)	(4.7)
% of Total revenue	5.2%	5.6%
FCC auction expense (Note 15)	515,555	—	515,555	*
Depreciation and amortization	1,000,048	1,077,936	(77,888)	(7.2)
Impairment of long-lived assets (Note 8)	123,352	—	123,352	*
Total costs and expenses	13,736,505	12,818,936	917,569	7.2

Operating income (loss)	1,332,396	1,824,451	(492,055)	(27.0)

Other Income (Expense):
Interest income	19,523	61,841	(42,318)	(68.4)
Interest expense, net of amounts capitalized	(494,010)	(611,209)	117,199	19.2
Other, net	278,043	(69,341)	347,384	*
Total other income (expense)	(196,444)	(618,709)	422,265	68.2

Income (loss) before income taxes	1,135,952	1,205,742	(69,790)	(5.8)
Income tax (provision) benefit, net	(366,676)	(276,840)	(89,836)	(32.5)
Effective tax rate	32.3%	23.0%
Income (loss) from continuing operations	769,276	928,902	(159,626)	(17.2)
Income (loss) from discontinued operations, net of tax	—	—	—	*
Net income (loss)	769,276	928,902	(159,626)	(17.2)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	22,184	(15,791)	37,975	*
Net income (loss) attributable to DISH Network	$747,092	$944,693	$(197,601)	(20.9)

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.897	13.978	(0.081)	(0.6)
Pay-TV subscriber additions, gross (in millions)	2.773	2.601	0.172	6.6
Pay-TV subscriber additions (losses), net (in millions)	(0.081)	(0.079)	(0.002)	(2.5)
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.71%	1.59%	0.12%	7.5
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$723	$853	$(130)	(15.2)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$86.79	$83.77	$3.02	3.6
Broadband subscribers, as of period end (in millions)	0.623	0.577	0.046	8.0
Broadband subscriber additions, gross (in millions)	0.237	0.295	(0.058)	(19.7)
Broadband subscriber additions (losses), net (in millions)	0.046	0.141	(0.095)	(67.4)
Adjusted EBITDA	$2,588,303	$2,848,837	$(260,534)	(9.1)

*     Percentage is not meaningful.

Pay-TV subscribers.  We lost approximately 81,000 net Pay-TV subscribers during the year ended December 31, 2015, compared to the loss of approximately 79,000 net Pay-TV subscribers during the same period in 2014.  The increase in net Pay-TV subscriber losses versus the same period in 2014 resulted from a higher Pay-TV churn rate discussed below, partially offset by higher gross new Pay-TV subscriber activations, primarily related to the activation of Sling TV subscribers, which are reported net of disconnects.  Our Sling domestic service was launched in February 2015.

Our Pay-TV churn rate for the year ended December 31, 2015 was 1.71% compared to 1.59% for the same period in 2014.  Our Pay-TV churn rate increased during the year ended December 31, 2015 as a result of increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the year ended December 31, 2015, we activated approximately 2.773 million gross new Pay-TV subscribers compared to approximately 2.601 million gross new Pay-TV subscribers during the same period in 2014, an increase of 6.6%.    The increase in our gross new Pay-TV subscriber activations primarily related to the activation of Sling TV subscribers, which are reported net of disconnects, partially offset by stricter customer acquisition policies for our DISH branded pay-TV subscribers (including a focus on attaining higher quality subscribers) and increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.  Furthermore, our gross new Pay-TV subscriber activations were negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts during the first half of the first quarter 2015.

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

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain independent third-party retailers and installers to provide high-quality service.  Most of these factors have affected both gross new Pay-TV subscriber activations as well as Pay-TV churn rate.  Our future gross new Pay-TV subscriber activations and our Pay-TV churn rate may be negatively impacted by these factors, which could in turn adversely affect our revenue growth.

Broadband subscribers.  We added approximately 46,000 net Broadband subscribers during the year ended December 31, 2015 compared to the addition of approximately 141,000 net Broadband subscribers during the same period in 2014.  This decrease in net Broadband subscriber additions versus the same period in 2014 resulted from lower gross new Broadband subscriber activations and a higher number of customer disconnects.  During the year ended December 31, 2015 and 2014, we activated approximately 237,000 and 295,000 gross new Broadband subscribers, respectively.  Gross new Broadband subscriber activations declined primarily due to stricter customer acquisition policies and satellite capacity constraints in certain geographic areas.  Customer disconnects were higher primarily due to a larger Broadband subscriber base during the year ended December 31, 2015 compared to the same period in 2014.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $14.954 billion for the year ended December 31, 2015, an increase of $458 million or 3.2% compared to the same period in 2014.  The change in “Subscriber-related revenue” from the same period in 2014 was primarily related to the increase in Pay-TV ARPU discussed below and increased revenue from broadband services, partially offset by a lower average Pay-TV subscriber base.  Included in “Subscriber-related revenue” was $439 million and $376 million of revenue related to our broadband services for the years ended December 31, 2015 and 2014, respectively, representing 2.9% and 2.6% of our total “Subscriber-related revenue,” respectively.

Pay-TV ARPU.  Pay-TV ARPU was $86.79 during the year ended December 31, 2015 versus $83.77 during the same period in 2014.  The $3.02 or 3.6% increase in Pay-TV ARPU was primarily attributable to the DISH branded pay-TV programming package price increases in February 2015 and 2014 and higher hardware related revenue.  These increases were partially offset by a shift in DISH branded pay-TV programming package mix, an increase in retention credits and an increase in Sling TV subscribers.  Sling TV subscribers generally have lower priced programming packages than DISH branded pay-TV subscribers.  Accordingly, for the year ended December 31, 2015, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $8.783 billion during the year ended December 31, 2015, an increase of $470 million or 5.7% compared to the same period in 2014.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs and higher Broadband subscriber-related expenses due to the increase in our Broadband subscriber base, partially offset by a decrease in variable and retention costs per subscriber and a lower average Pay-TV subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $272 million and $242 million of expense related to our broadband services for the years ended December 31, 2015 and 2014, respectively.  “Subscriber-related expenses” represented 58.7% and 57.4% of “Subscriber-related revenue” during the years ended December 31, 2015 and 2014, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $763 million during the year ended December 31, 2015, an increase of $70 million or 10.1% compared to the same period in 2014.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transmission costs associated with our Sling TV services and an increase in uplink costs and in transponder capacity leased from EchoStar, related to our DISH branded pay-TV service.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.683 billion for the year ended December 31, 2015, a decrease of $129 million or 7.1% compared to the same period in 2014.  This change was primarily attributable to a decrease in Pay-TV SAC, discussed below, and a decrease in expense related to our Broadband subscriber activations.  Included in “Subscriber acquisition costs” was $107 million and $136 million of expenses related to our broadband services for the years ended December 31, 2015 and 2014, respectively.

Pay-TV SAC.  Pay-TV SAC was $723 during the year ended December 31, 2015 compared to $853 during the same period in 2014, a decrease of $130 or 15.2%.  This change was primarily attributable to an increase in Sling TV subscriber activations and a decrease in hardware costs per activation.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for current generation Hopper receiver systems and a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts.

During the years ended December 31, 2015 and 2014, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $429 million and $543 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from a decrease in hardware costs per activation, discussed above.

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

Our “Subscriber acquisition costs” and “Pay-TV SAC” may materially increase in the future to the extent that we, among other things, transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.  See further information under “Liquidity and Capital Resources — Subscriber Acquisition and Retention Costs.”

FCC auction expense.  On October 1, 2015, Northstar Wireless and SNR Wireless notified the FCC that they would not be paying the gross winning bid amounts on certain AWS-3 Licenses.  As a result, the FCC retained those AWS-3 Licenses and Northstar Wireless and SNR Wireless owed the FCC an additional interim payment of approximately $516 million.  See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $1.000 billion during the year ended December 31, 2015, a $78 million or 7.2% decrease compared to the same period in 2014.  During the year ended December 31, 2015, we had a  decrease in depreciation expense from equipment leased to new and existing DISH branded pay-TV subscribers and from certain assets that support the DISH branded pay-TV service, which became fully depreciated during 2015.  In addition, depreciation expense was lower in 2015 as a result of certain satellites transferred to EchoStar as part of the Satellite and Tracking Stock Transaction.

Impairment of long-lived assets.  “Impairment of long-lived assets” of $123 million during the year ended December 31, 2015 resulted from an impairment of the D1 satellite and related ground equipment. See Note 8 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $494 million during the year ended December 31, 2015, a decrease of $117 million or 19.2% compared to the same period in 2014. This decrease was primarily related to an increase in capitalized interest principally associated with wireless spectrum and a reduction in interest expense from debt redemptions during 2015 and 2014, partially offset by interest expense associated with the issuance in November 2014 of our 5 7/8% Senior Notes due 2024.  On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless.  We began capitalizing interest expense related to the commercialization of these wireless spectrum licenses in the fourth quarter 2015.    See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Other, net.  “Other, net” income was $278 million during the year ended December 31, 2015, compared to expense of $69 million for the same period in 2014.  The year ended December 31, 2015 was positively impacted by net realized and/or unrealized gains on our marketable investment securities and derivative financial instruments.  The year ended December 31, 2014 was negatively impacted primarily by unrealized losses on our derivative financial instruments.  See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Adjusted earnings before interest, taxes, depreciation and amortization.  Adjusted EBITDA was $2.588 billion during the year ended December 31, 2015, a decrease of $261 million or 9.1% compared to the same period in 2014.  Adjusted EBITDA for the year ended December 31, 2015 was negatively impacted by the “FCC auction expense” of $516 million and an impairment charge for the D1 satellite and related ground equipment of $123 million, partially offset by the positive impact of “Other, net” income of $278 million.  Adjusted EBITDA for the year ended December 31, 2014 was negatively impacted by “Other, net” expense of $69 million.  The following table reconciles Adjusted EBITDA to the accompanying financial statements.

	For the Years Ended December 31,
	2015	2014
	(In thousands)
Adjusted EBITDA	$2,588,303	$2,848,837
Interest, net	(474,487)	(549,368)
Income tax (provision) benefit, net	(366,676)	(276,840)
Depreciation and amortization	(1,000,048)	(1,077,936)
Income (loss) from continuing operations attributable to DISH Network	747,092	944,693
Plus: Income (loss) from discontinued operations, net of tax	—	—
Net income (loss) attributable to DISH Network	$747,092	$944,693

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

Income tax (provision) benefit, net.   Our income tax provision was $367 million during the year ended December 31, 2015 compared to $277 million in 2014.  The increase in the provision was related to an increase in our effective tax rate, partially offset by a decrease in “Income (loss) before income taxes.”  Our effective tax rate during 2014 was favorably impacted by tax planning strategies related to the tax structure of certain foreign legal entities.  During 2015, our effective tax rate was positively impacted by a $63 million credit that was previously recorded in “Accumulated other comprehensive income (loss)” and was released to our income tax provision during the year ended December 31, 2015.    See Note 5 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2014	2013	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$14,495,091	$13,764,774	$730,317	5.3
Equipment sales and other revenue	148,296	140,091	8,205	5.9
Total revenue	14,643,387	13,904,865	738,522	5.3

Costs and Expenses:
Subscriber-related expenses	8,313,046	7,818,061	494,985	6.3
% of Subscriber-related revenue	57.4%	56.8%
Satellite and transmission expenses	693,114	535,541	157,573	29.4
% of Subscriber-related revenue	4.8%	3.9%
Cost of sales - equipment, services and other	107,777	91,902	15,875	17.3
Subscriber acquisition costs	1,811,318	1,842,870	(31,552)	(1.7)
General and administrative expenses	815,745	776,711	39,034	5.0
% of Total revenue	5.6%	5.6%
Depreciation and amortization	1,077,936	1,054,026	23,910	2.3
Impairment of long-lived assets (Note 8)	—	437,575	(437,575)	*
Total costs and expenses	12,818,936	12,556,686	262,250	2.1

Operating income (loss)	1,824,451	1,348,179	476,272	35.3

Other Income (Expense):
Interest income	61,841	148,865	(87,024)	(58.5)
Interest expense, net of amounts capitalized	(611,209)	(744,985)	133,776	18.0
Other, net	(69,341)	384,856	(454,197)	*
Total other income (expense)	(618,709)	(211,264)	(407,445)	*

Income (loss) before income taxes	1,205,742	1,136,915	68,827	6.1
Income tax (provision) benefit, net	(276,840)	(299,826)	22,986	7.7
Effective tax rate	23.0%	26.4%
Income (loss) from continuing operations	928,902	837,089	91,813	11.0
Income (loss) from discontinued operations, net of tax	—	(47,343)	47,343	*
Net income (loss)	928,902	789,746	139,156	17.6
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(15,791)	(17,746)	1,955	11.0
Net income (loss) attributable to DISH Network	$944,693	$807,492	$137,201	17.0

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.978	14.057	(0.079)	(0.6)
Pay-TV subscriber additions, gross (in millions)	2.601	2.666	(0.065)	(2.4)
Pay-TV subscriber additions (losses), net (in millions)	(0.079)	0.001	(0.080)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.59%	1.58%	0.01%	0.6
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$853	$866	$(13)	(1.5)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$83.77	$80.37	$3.40	4.2
Broadband subscribers, as of period end (in millions)	0.577	0.436	0.141	32.3
Broadband subscriber additions, gross (in millions)	0.295	0.343	(0.048)	(14.0)
Broadband subscriber additions (losses), net (in millions)	0.141	0.253	(0.112)	(44.3)
Adjusted EBITDA	$2,848,837	$2,804,807	$44,030	1.6

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

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $693 million during the year ended December 31, 2014, an increase of $158 million or 29.4% compared to the same period in 2013.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transponder capacity leased from EchoStar as a result of the Satellite and Tracking Stock Transaction during the first quarter 2014.  See Note 19 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Other, net.  “Other, net” expense was $69 million during the year ended December 31, 2014, compared to income of $385 million for the same period in 2013.  The year ended December 31, 2014 was negatively impacted primarily by unrealized losses on our derivative financial instruments. The year ended December 31, 2013 was positively impacted by net realized and/or unrealized gains on our marketable investment securities and derivative financial instruments.

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

	For the Years Ended December 31,
	2014	2013
	(In thousands)
Adjusted EBITDA	$2,848,837	$2,804,807
Interest, net	(549,368)	(596,120)
Income tax (provision) benefit, net	(276,840)	(299,826)
Depreciation and amortization	(1,077,936)	(1,054,026)
Income (loss) from continuing operations attributable to DISH Network	944,693	854,835
Plus: Income (loss) from discontinued operations, net of tax	—	(47,343)
Net income (loss) attributable to DISH Network	$944,693	$807,492

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

Income tax (provision) benefit, net.     Our income tax provision was $277 million during the year ended December 31, 2014 compared to $300 million in 2013.  This change was primarily attributable to a decrease in our effective tax rate, partially offset by an increase in “Income (loss) before income taxes.”  Our effective tax rate during 2014 was favorably impacted by tax planning strategies related to the tax structure of certain foreign legal entities.  Our effective tax rate during the same period in 2013 was favorably impacted by an audit settlement with the IRS related to periods prior to 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our marketable investment securities.  As of December 31, 2015, our cash, cash equivalents and current marketable investment securities totaled $1.611 billion compared to $9.236 billion as of December 31, 2014, a decrease of $7.625 billion.  This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from our non-controlling investments in the Northstar Entities and the SNR Entities related to the AWS-3 Licenses of $8.970 billion, the redemption of our 7 3/4% Senior Notes due 2015 of $650 million, capital expenditures of $762 million and capitalized interest related to FCC authorizations of $353 million, partially offset by cash generated from continuing operations of $2.436 billion, a refund from the FCC of our $400 million upfront payment related to the AWS-3 Auction and $204 million in aggregate capital contributions to Northstar Spectrum and SNR HoldCo from Northstar Manager and SNR Management, respectively.  See Note 15 “Commitments and Contingencies — Wireless” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Debt Maturity

Our 7 3/4% Senior Notes with a remaining principal balance of $650 million were redeemed on June 1, 2015.

Our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion were redeemed on February 1, 2016, using a substantial portion of our available cash and investment securities on hand.

The following discussion highlights our cash flow activities during the years ended December 31, 2015, 2014 and 2013.

Adjusted Free Cash Flow

We define adjusted free cash flow as “Net cash flows from operating activities from continuing operations” less “Purchases of property and equipment,” and “Capitalized interest related to FCC authorizations,” as shown on our Consolidated Statements of Cash Flows.  We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions and for certain other activities.  Adjusted free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income,” “Net income,” “Net cash flows from operating activities” or any other measure determined in accordance with GAAP.  Since adjusted free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure “Net cash flows from operating activities from continuing operations.”

Adjusted free cash flow can be significantly impacted from period to period by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities from continuing operations” and “Net cash flows from investing activities from continuing operations” sections, respectively, of our Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that adjusted free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, adjusted free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition and retention costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, commercialization of our wireless spectrum and other factors.

The following table reconciles adjusted free cash flow to “Net cash flows from operating activities from continuing operations.”

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash flows from operating activities from continuing operations	$2,436,080	$2,408,131	$2,309,197
Less Purchases of property and equipment (including capitalized interest related to FCC authorizations)	(1,114,377)	(1,215,861)	(1,253,499)
Adjusted free cash flow	$1,321,703	$1,192,270	$1,055,698

The increase in adjusted free cash flow from 2014 to 2015 of $129 million primarily resulted from an increase in “Net cash flows from operating activities from continuing operations” of $28 million and from a decrease in “Purchases of property and equipment (including capitalized interest related to FCC authorizations)” of $101 million.  The decrease in “Purchases of property and equipment (including capitalized interest related to FCC authorizations)” in 2015 was primarily attributable to a decrease in expenditures for equipment under our lease programs for new and existing DISH branded pay-TV and Broadband subscribers and in satellite construction, partially offset by an increase in capitalized interest related to FCC authorizations.  The increase in “Net cash flows from operating activities from continuing operations” was primarily attributable to an increase in cash resulting from changes in operating assets and liabilities principally attributable to timing differences between book expense and cash payments, including income taxes.  This increase was partially offset by a $390 million decrease in income from continuing operations adjusted to exclude non-cash charges for “Realized and unrealized losses (gains) on investments,” “Impairment of long-lived assets,” “Depreciation and amortization” expense and “Deferred tax expense (benefit).”  Included in this amount is the $516 million payment related to the “FCC auction expense.”

The increase in adjusted free cash flow from 2013 to 2014 of $137 million primarily resulted from an increase in “Net cash flows from operating activities from continuing operations” of $99 million and from a decrease in “Purchases of property and equipment (including capitalized interest related to FCC authorizations)” of $38 million.  The decrease in “Purchases of property and equipment (including capitalized interest related to FCC authorizations)” in 2014 was primarily attributable to a decrease in expenditures for equipment under our lease programs for new and existing Pay-TV and Broadband subscribers, partially offset by an increase in capitalized interest related to FCC authorizations and in satellite construction.  The increase in “Net cash flows from operating activities from continuing operations” was primarily attributable to a $135 million increase in income from continuing operations adjusted to exclude non-cash charges for “Realized and unrealized losses (gains) on investments,” “Impairment of long-lived assets,” “Depreciation and amortization” expense  and “Deferred tax expense (benefit).”  This increase was partially offset by a decrease in cash resulting from changes in operating assets and liabilities principally attributable to timing differences between book expense and cash payments.

Cash flows from operating activities from continuing operations.  We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base, expand our infrastructure,  make strategic investments and repay debt obligations.  For the years ended December 31, 2015, 2014 and 2013, we reported “Net cash flows from operating activities from continuing operations” of $2.436 billion, $2.408 billion, and $2.309 billion, respectively.  See discussion of changes in “Net cash flows from operating activities from continuing operations” included in “Adjusted free cash flow” above.

Cash flows from investing activities from continuing operations.  Our investing activities generally include purchases and sales of marketable investment securities, acquisitions, strategic investments, including purchases and settlements of derivative financial instruments and purchases of spectrum licenses, and cash used to grow our subscriber base and expand our infrastructure.  For the years ended December 31, 2015, 2014 and 2013, we reported “Net cash outflows from investing activities from continuing operations” of $8.074 billion, $984 million and $3.035 billion, respectively.  During the years ended December 31, 2015, 2014 and 2013, capital expenditures for new and existing DISH branded pay-TV customer equipment totaled $573 million, $755 million and $852 million, respectively.  During the years ended December 31, 2015, 2014 and 2013, capital expenditures for new and existing broadband customer equipment totaled $25 million, $51 million and $77 million, respectively, of which $23 million, $48 million and $74 million was for new broadband customer equipment.

“Net cash outflows from investing activities from continuing operations” from 2014 to 2015 increased by $7.090 billion.  The year ended December 31, 2015 was negatively impacted by cash outflows associated with our non-controlling investments in the Northstar Entities and the SNR Entities related to the AWS-3 Licenses of $8.970 billion and “Purchases of property and equipment (including capitalized interest related to FCC authorizations)” of $1.114 billion, partially offset by net sales of marketable investment securities of $1.607 billion and a refund from the FCC of our $400 million upfront payment related to the AWS-3 Auction in 2015.  The year ended December 31, 2014 was negatively impacted by purchases of H Block wireless spectrum licenses of $1.343 billion, AWS-3 Auction deposits of $1.320 billion and “Purchases of property and equipment (including capitalized interest related to FCC authorizations)” of $1.216 billion, partially offset by net sales of marketable investment securities of $2.935 billion.

The decrease in “Net cash outflows from investing activities from continuing operations” from 2013 to 2014 of $2.051 billion primarily related to an increase in net sales of marketable investment securities of $4.291 billion, partially offset by purchases of H Block wireless spectrum licenses of $1.343 billion during 2014 compared to $328 million during 2013 and $1.320 billion during 2014 related to AWS-3 auction deposits.

Cash flows from financing activities from continuing operations.  Our financing activities generally include net proceeds related to the issuance of long-term debt, cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations, dividends paid on our Class A and Class B common stock and repurchases of our Class A common stock.  For the year ended December 31, 2015, we reported “Net cash outflows from financing activities from continuing operations” of $413 million.  For the years ended December 31, 2014 and 2013, we reported “Net cash inflows from financing activities from continuing operations” of $980 million and $1.852 billion, respectively.

The net cash outflows in 2015 primarily related to the redemption of our 7 3/4% Senior Notes due 2015 of $650 million, partially offset by $204 million in aggregate capital contributions to Northstar Spectrum and SNR HoldCo from Northstar Manager and SNR Management, respectively.

The net cash inflows in 2014 primarily resulted from net proceeds of $1.992 billion from the issuance in November 2014 of our 5 7/8% Senior Notes due 2024, partially offset by the repurchases and redemption of our 6 5/8% Senior Notes due 2014 of $1.0 billion and repurchases of our 7 3/4% Senior Notes due 2015 of $100 million in open market trades.

The net cash inflows in 2013 primarily resulted from net proceeds of $2.292 billion from the issuance in April 2013 of our 4 1/4% Senior Notes due 2018 and 5 1/8% Senior Notes due 2020, partially offset by the repurchases and redemption of our 7% Senior Notes due 2013 of $500 million.

Operational Liquidity

We make general investments in property such as satellites, set-top boxes, information technology and facilities that support our overall business.  Moreover, since we are primarily a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers.  While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary.  Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment.  Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurances that over time we will recoup or earn a return on the upfront investment.

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

Subscriber Base

We lost approximately 81,000 net Pay-TV subscribers during the year ended December 31, 2015, compared to the loss of approximately 79,000 net Pay-TV subscribers during the same period in 2014.  The increase in net Pay-TV subscriber losses versus the same period in 2014 resulted from a higher Pay-TV churn rate, partially offset by higher gross new Pay-TV subscriber activations, primarily related to the activation of Sling TV subscribers, which are reported net of disconnects.  Our Sling domestic service was launched in February 2015.    See “Results of Operations” above for further information.

Subscriber Acquisition and Retention Costs

We incur significant upfront costs to acquire subscribers, including advertising, retailer incentives, equipment subsidies, installation services, and/or new customer promotions.  While we attempt to recoup these upfront costs over the lives of their subscription, there can be no assurance that we will be successful in achieving that objective.  With respect to our DISH branded pay-TV service, we employ business rules such as minimum credit requirements for prospective customers and contractual commitments to receive service for a minimum term.  We strive to provide outstanding customer service, to increase the likelihood of customers keeping their Pay-TV services over longer periods of time.  Our subscriber acquisition costs may vary significantly from period to period.

We incur significant costs to retain our existing DISH branded pay-TV customers, mostly by upgrading their equipment to HD and DVR receivers and by providing retention credits.  As with our subscriber acquisition costs, our retention upgrade spending includes the cost of equipment and installation services.  In certain circumstances, we also offer programming at no additional charge and/or promotional pricing for limited periods to existing customers in exchange for a contractual commitment to receive service for a minimum term.  A component of our retention efforts includes the installation of equipment for customers who move.  Our subscriber retention costs may vary significantly from period to period.

Seasonality

Historically, the first half of the year generally produces fewer gross new Pay-TV subscriber activations than the second half of the year, as is typical in the pay-TV industry.  In addition, the first and fourth quarters generally produce a lower churn rate than the second and third quarters.  However, we cannot provide assurance that this will continue in the future.

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

Stock Repurchases

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2015.  On November 3, 2015, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2016.  As of December 31, 2015, we may repurchase up to $1.0 billion of our Class A common stock under this program.  During the years ended December 31, 2015, 2014 and 2013, there were no repurchases of our Class A common stock.

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

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2015, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Long-term debt obligations	$13,630,996	$1,503,151	$903,170	$1,203,235	$1,403,305	$1,103,379	$7,514,756
Capital lease obligations	166,492	30,849	32,994	36,175	19,503	19,137	27,834
Interest expense on long-term debt and capital lease obligations	4,206,125	772,289	716,328	646,445	618,716	479,170	973,177
Satellite-related obligations	1,960,083	411,734	336,526	327,197	301,102	241,371	342,153
Operating lease obligations	178,918	52,305	32,960	22,563	15,623	10,040	45,427
Purchase obligations	2,325,567	1,768,934	248,443	165,584	115,814	11,892	14,900
Total	$22,468,181	$4,539,262	$2,270,421	$2,401,199	$2,474,063	$1,864,989	$8,918,247

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent that we procure launch and/or in-orbit insurance on our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $336 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 11 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, and are included on our Consolidated Balance Sheets as of December 31, 2015.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

Other than the “Guarantees” disclosed in Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, we generally do not engage in off-balance sheet financing activities.

Satellite Insurance

We generally do not carry commercial launch or in-orbit insurance on any of the satellites that we use, other than certain satellites leased from third parties.  We generally do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  In light of current favorable market conditions, during January 2016, we procured commercial launch and in-orbit insurance (for a period of one year following launch) for the EchoStar XVIII satellite, which is expected to launch during the second quarter 2016.  We lease substantially all of our satellite capacity from third parties, including the vast majority of our transponder capacity from EchoStar, and we do not carry commercial insurance on any of the satellites that we lease from them.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite.

Purchase Obligations

Our 2016 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, engineering services, and other products and services related to the operation of our Pay-TV services and broadband service.  Our purchase obligations also include certain fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

Programming Contracts

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of Pay-TV subscribers to whom we provide the respective content.  These programming commitments are not included in the “Commitments” table above.  The terms of our contracts typically range from one to ten years with annual rate increases.  Our programming expenses will continue to increase to the extent we are successful in growing our Pay-TV subscriber base.  In addition, programming costs continue to increase due to contractual price increases and the renewal of long-term programming contracts on less favorable pricing terms.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures and debt service requirements from cash generated from operations, existing cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital.  The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.  The majority of our capital expenditures for 2016, with the exception of the commercialization of our existing wireless spectrum licenses and potential purchase of additional wireless spectrum licenses discussed below, are expected to be driven by the costs associated with subscriber premises equipment and capital expenditures for our satellite-related obligations.  These expenditures are necessary to operate and maintain our Pay-TV services.  Consequently, we consider them to be non-discretionary.  The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives that may arise from time to time.  Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time, and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty.  These factors could require that we raise additional capital in the future.

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at acceptable terms.  These developments may have a significant effect on our cost of financing and our liquidity position.

Wireless

DISH Network Spectrum.    We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, we filed an application with the FCC to potentially participate as a bidder in the upcoming Auction 1000.  Auction 1000 is scheduled to begin on March 29, 2016.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.  See Note 15 “Commitments and Contingencies — Wireless — DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses.    Through our wholly-owned subsidiaries American II and American III, we have made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.    The AWS-3 Licenses are subject to certain interim and final build-out requirements.  We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  See Note 15 “Commitments and Contingencies — Wireless — DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.  See Note 15 “Commitments and Contingencies — Wireless” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty.  While modest fluctuations in the cost of capital will not likely impact our current operational plans, significant fluctuations could have a material adverse effect on our business, results of operations and financial condition.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported therein.  Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.  The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment and complexity.  For a summary of our significant accounting policies, including those discussed below, see Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

•

Capitalized premise equipment.  Since we retain ownership of certain equipment provided pursuant to our subscriber equipment lease programs for Pay-TV and Broadband subscribers, we capitalize and depreciate equipment costs that would otherwise be expensed at the time of sale.  Such capitalized costs are depreciated over the estimated useful life of the equipment, which is based on, among other things, management’s judgment of the risk of technological obsolescence.  Because of the inherent difficulty of making this estimate, the estimated useful life of capitalized equipment may change based on, among other things, historical experience and changes in technology as well as our response to competitive conditions.  Changes in estimated useful life may impact “Depreciation and amortization” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  For example, if we had decreased the estimated useful life of our capitalized subscriber equipment by one year, annual 2015 depreciation expense would have increased by approximately $95 million.

•

Accounting for investments in private and publicly-traded securities.  We hold debt and equity interests in companies, some of which are publicly traded and have highly volatile prices.  We record an investment impairment charge in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when we believe an investment has experienced a decline in value that is judged to be other-than-temporary.  We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment.  Future adverse changes in these factors could result in losses or an inability to recover the carrying amount of the investments that may not be reflected in an investment’s current carrying amount, thereby possibly requiring an impairment charge in the future.

•

Valuation of long-lived assets.  We review our long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For assets which are held and used in operations, the asset would be impaired if the carrying amount of the asset (or asset group) exceeded its undiscounted future net cash flows.  Once an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value as estimated using one of the following approaches:  income, cost and/or market.  The carrying amount of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying amount.  In that event, a loss is recorded in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group.  Fair value, using the income approach, is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved.  Fair value, utilizing the cost approach, is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence.  Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount.  See Note 8 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.  Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

•

Valuation of intangible assets with indefinite lives.  We evaluate the carrying amount of intangible assets with indefinite lives annually, and also when events and circumstances warrant.  During 2015, we performed a qualitative assessment to determine whether it is more likely than not that the indefinite-lived asset’s fair value exceeds its carrying amount.  In our assessment, we assess relevant qualitative factors, including macroeconomic conditions, overall financial performance, industry and market conditions, relevant company specific events, and perception of the market.  When our qualitative assessment is inconclusive, further analysis is required.  During 2014 and 2013, we assessed these assets quantitatively by using one of the income, cost, and/or market approaches. While our qualitative assessment for 2015 indicated the fair value of our intangible assets exceeded their carrying amounts, significant changes in our quantitative estimates of future cash flows or market data could result in a write-down of intangible assets with indefinite lives in a future period, which will be recorded in a line item entitled “Impairment of long-lived assets,” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and could be material to our consolidated results of operations and financial condition.  Based on the quantitative methodology utilized in 2014 and 2013 to test for impairment, a 10% decrease in the estimated future cash flows or market value of comparable assets and/or, a 10% increase in the discount rate used in estimating the fair value of these assets (while all other assumptions remain unchanged) did not result in these assets being impaired.

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

Recognition and Measurement of Financial Assets and Financial Liabilities.  In January 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-01 will have on our consolidated financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2015, our cash, cash equivalents and current marketable investment securities had a fair value of $1.611 billion.  Of that amount, a total of $1.352 billion was invested in:  (a) cash; (b) money market funds; (c) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (d) debt instruments of the United States Government and its agencies; (e) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (f) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions,  fund ongoing operations, repay debt obligations and expand our business.  Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our December 31, 2015 current non-strategic investment portfolio of $1.352 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2015 of 0.4%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2015 would result in a decrease of approximately $1 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2015, we held debt and equity investments in public companies with a fair value of $259 million for strategic and financial purposes, which are highly speculative and have experienced and continue to experience volatility.  As of December 31, 2015, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in our investment portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $26 million in the fair value of these investments.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2015, we had $82 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) commercial paper with maturities of 90 days or less and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above. Based on our December 31, 2015 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2015, we had long-term debt of $13.631 billion, excluding capital lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $13.267 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $346 million.  To the extent interest rates increase, our future costs of financing would increase at the time of any future financings.  As of December 31, 2015, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives.  As of December 31, 2015, we held derivative financial instruments indexed to the trading price of common equity securities with a fair value of $557 million.  The fair value of the derivative financial instruments is dependent on the trading price of the indexed common equity which may be volatile and vary depending on, among other things, the issuer’s financial and operational performance and market conditions.  A hypothetical 10% adverse change in the market value of the underlying common equity securities would result in a decrease of approximately $56 million in the fair value of these investments.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

Our selected quarterly financial data for each of the quarterly periods ended March 31, June 30, September 30 and December 31 for 2015 and 2014 is included in Note 18 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 20 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

(1)Financial Statements

(2)Financial Statement Schedules

None.  All schedules have been included in the consolidated financial statements or notes thereto.

(3)Exhibits

3.1(a)*	Amended and Restated Articles of Incorporation of DISH Network Corporation (incorporated by reference to Exhibit 3.1(a) on the Quarterly Report on Form 10-Q of DISH Network Corporation for

the quarter ended June 30, 2003, Commission File No. 0-26176), as amended by the Certificate of Amendment to the Articles of Incorporation of DISH Network Corporation (incorporated by reference to Annex 1 on DISH Network Corporation’s Definitive Information Statement on Schedule 14C filed on December 31, 2007, Commission File No. 0-26176) and as further amended by the Certificate of Amendment to the Articles of Incorporation of DISH Network Corporation, effective November 3, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of DISH Network Corporation filed November 3, 2015, Commission File No. 0-26176).

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

4.3*

Indenture, relating to the 4 5/8% Senior Notes due 2017, dated as of May 16, 2012 among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 16, 2012, Commission File No. 0-26176).

4.4*

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

4.7*

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

10.1*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002). **

10.2*

Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2003, Commission File No. 0-26176). ***

10.3*

Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176). ***

10.4*

Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ***

10.5*

Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ***

10.6*

Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ***

10.7*

Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ***

10.8*

Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ***

10.9*

Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176). ***

10.10*

Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176). ***

10.11*

Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ***

10.12*

Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ***

10.13*

Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ***

10.14*

Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ***

10.15*

Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ***

10.16*

Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176). ***

10.17*

Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176). ***

10.18*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176). **

10.19*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176). **

10.20*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176). **

10.21*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176). **

10.22*

Nonemployee Director Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176). **

10.23*

Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 2.1 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.24*

Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.2 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.25*

Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.26*

Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.27*

Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to the Amendment No. 2 to Form 10 of EchoStar Corporation filed December 26, 2007, Commission File No. 001-33807).

10.28*

Description of the 2008 Long-Term Incentive Plan dated December 22, 2008 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2008, Commission File No. 0-26176). **

10.29*

DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed September 19, 2014, Commission File No. 000-26176). **

10.30*

Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference to Appendix B to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.31*

Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference to Appendix C to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.32*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807). ***

10.33*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.31 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807). ***

10.34*

Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807). ***

10.35*

Allocation Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).

10.36*

Amendment to Form of Satellite Capacity Agreement (Form A) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.34 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.37*

Amendment to Form of Satellite Capacity Agreement (Form B) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.35 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.38*

EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference from Exhibit 10.36 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807). ***

10.39*

Amended and Restated Investment Agreement, dated as of February 24, 2011, and First Amendment to Amended and Restated Investment Agreement, dated as of March 15, 2011, between DISH Network Corporation and DBSD North America, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K of ICO Global Communications (Holdings) Limited filed March 17, 2011, Commission File No. 001-33008).

10.40*

Implementation Agreement, dated as of March 15, 2011, between DISH Network and ICO Global Communications (Holdings) Limited (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K of ICO Global Communications (Holdings) Limited filed March 17, 2011, Commission File No. 001-33008).

10.41*

Restructuring Support Agreement, dated as of March 15, 2011, between DISH Network and ICO Global Communications (Holdings) Limited (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K of ICO Global Communications (Holdings) Limited filed March 17, 2011, Commission File No. 001-33008).

10.42*

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

10.43*

Cost Allocation Agreement, dated April 29, 2011, between EchoStar and DISH Network (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2011, Commission File No. 001-33807).

10.44*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807). ***

10.45*

QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807). ***

10.46*

Receiver Agreement dated January 1, 2012 between Echosphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176). ***

10.47*

Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176). ***

10.48*

Confidential Settlement Agreement and Release dated as of October 21, 2012 by and between Voom HD Holdings LLC and CSC Holdings, LLC, on the one hand, and DISH Network L.L.C., on the other hand, and for certain limited purposes, DISH Media Holdings Corporation, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2012, Commission File No. 0-26176). ***

10.49*

Description of the 2013 Long-Term Incentive Plan dated November 30, 2012 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 6, 2012, Commission File No. 000-26176). **

10.50*

Amendment to EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. dated December 21, 2012 (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2012, Commission File No. 0-26176). ***

10.51*

Transaction Agreement, dated February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, Alpha Company LLC, DISH Network L.L.C., DISH Operating L.L.C. and EchoStar XI Holding L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176). ***

10.52*

Investor Rights Agreement, dated February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, DISH Operating L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176). ***

10.53*

Form of Satellite Capacity Agreement between EchoStar Satellite Operating Corporation and DISH Operating L.L.C. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176).***

10.54*

First Amended and Restated Credit Agreement dated October 13, 2014, among American AWS-3 Wireless II L.L.C., Northstar Wireless, LLC and Northstar Spectrum, LLC, as amended on February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176). ***

10.55*

First Amended and Restated Credit Agreement dated October 13, 2014, among American AWS-3 Wireless III L.L.C., SNR Wireless LicenseCo, LLC and SNR Wireless HoldCo, LLC, as amended on February 12, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176). ***

10.56*

First Amended and Restated Limited Liability Company Agreement dated October 13, 2014, among Northstar Spectrum, LLC, Northstar Manager, LLC and American AWS-3 Wireless II L.L.C., as amended on February 12, 2015 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176). ***

10.57*

First Amended and Restated Limited Liability Company Agreement dated October 13, 2014, among SNR Wireless HoldCo, LLC, SNR Wireless Management, LLC and American AWS-3 Wireless III L.L.C., as amended on February 12, 2015 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0‑26176). ***

10.58*

Management Services Agreement dated September 12, 2014, between American AWS-3 Wireless II L.L.C. and Northstar Wireless, LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176). ***

10.59*

Management Services Agreement dated September 12, 2014, between American AWS-3 Wireless III L.L.C. and SNR Wireless LicenseCo, LLC (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176).***

10.60*

Second Amendment, dated October 1, 2015, to the First Amended and Restated Credit Agreement dated October 13, 2014, among American AWS-3 Wireless II L.L.C., Northstar Wireless, LLC and Northstar Spectrum, LLC, as first amended on February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of DISH Network Corporation filed October 2, 2015, Commission File No. 0-26176).

10.61*

Guaranty of Certain Obligations to FCC, dated as of October 1, 2015, made by DISH Network Corporation in favor of the Federal Communications Commission (Northstar Wireless) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of DISH Network Corporation filed October 2, 2015, Commission File No. 0-26176).

10.62*

Second Amendment, dated October 1, 2015, to the First Amended and Restated Credit Agreement dated October 13, 2014, among American AWS-3 Wireless III L.L.C., SNR Wireless LicenseCo, LLC and SNR Wireless HoldCo, LLC, as first amended on February 12, 2015 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of DISH Network Corporation filed October 2, 2015, Commission File No. 0-26176).

10.63*

Guaranty of Certain Obligations to FCC, dated as of October 1, 2015, made by DISH Network Corporation in favor of the Federal Communications Commission (SNR Wireless) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of DISH Network Corporation filed October 2, 2015, Commission File No. 0-26176).

10.64☐	Second Amendment to Receiver Agreement dated November 4, 2015, between Echosphere L.L.C. and EchoStar Technologies L.L.C.

21☐	Subsidiaries of DISH Network Corporation.

23☐	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24☐

Power of Attorney authorizing R. Stanton Dodge as signatory for George R. Brokaw, James DeFranco, Cantey M. Ergen, Steven R. Goodbarn, Charles M. Lillis, Afshin Mohebbi, David K. Moskowitz, Tom A. Ortolf and Carl E. Vogel.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.
101 ☐

The following materials from the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2015, filed on February 18, 2016, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date:  February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	Chairman and Chief Executive Officer	February 18, 2016
Charles W. Ergen	(Principal Executive Officer)

/s/ Steven E. Swain	Senior Vice President and Chief Financial Officer	February 18, 2016
Steven E. Swain	(Principal Financial Officer)

/s/ Paul W. Orban	Senior Vice President and Chief Accounting Officer	February 18, 2016
Paul W. Orban	(Principal Accounting Officer)

*	Director	February 18, 2016
George R. Brokaw

*	Director	February 18, 2016
James DeFranco

*	Director	February 18, 2016
Cantey M. Ergen

*	Director	February 18, 2016
Steven R. Goodbarn

*	Director	February 18, 2016
Charles M. Lillis

*	Director	February 18, 2016
Afshin Mohebbi

*	Director	February 18, 2016
David K. Moskowitz

*	Director	February 18, 2016
Tom A. Ortolf

*	Director	February 18, 2016
Carl E. Vogel

* By:	/s/ R. Stanton Dodge
R. Stanton Dodge
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DISH Network Corporation:

We have audited the accompanying consolidated balance sheets of DISH Network Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015.  We also have audited DISH Network Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  DISH Network Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.   Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DISH Network Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, DISH Network Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

/s/ KPMG LLP

Denver, Colorado

February 18, 2016

DISH NETWORK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$1,053,158	$7,104,496
Marketable investment securities	557,911	2,131,745
Trade accounts receivable, net of allowance for doubtful accounts of $22,167 and $23,603, respectively	864,028	951,493
Inventory	390,328	493,754
Derivative financial instruments (Note 2)	556,828	383,460
FCC auction deposits	—	1,320,000
Other current assets	120,990	167,119
Total current assets	3,543,243	12,552,067

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	82,374	86,984
Property and equipment, net	2,924,180	3,773,539
FCC authorizations	15,667,604	4,968,171
Other investment securities	327,250	327,250
Other noncurrent assets, net	342,059	337,530
Total noncurrent assets	19,343,467	9,493,474
Total assets	$22,886,710	$22,045,541

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$470,226	$416,993
Deferred revenue and other	869,659	891,373
Accrued programming	1,532,809	1,376,130
Accrued interest	224,513	227,158
Other accrued expenses	531,733	519,404
Current portion of long-term debt and capital lease obligations	1,534,000	681,467
Total current liabilities	5,162,940	4,112,525

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	12,221,925	13,746,059
Deferred tax liabilities	2,084,789	1,857,044
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	385,026	276,281
Total long-term obligations, net of current portion	14,691,740	15,879,384
Total liabilities	19,854,680	19,991,909

Commitments and Contingencies (Note 15)

Redeemable noncontrolling interests (Note 2)	284,243	41,498

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 281,866,884 and 279,406,646 shares issued, 225,748,624 and 223,288,386 shares outstanding, respectively	2,819	2,794
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	2,779,978	2,678,791
Accumulated other comprehensive income (loss)	61,981	174,507
Accumulated earnings (deficit)	1,471,084	723,992
Treasury stock, at cost	(1,569,459)	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	2,748,787	2,013,009
Noncontrolling interests	(1,000)	(875)
Total stockholders’ equity (deficit)	2,747,787	2,012,134
Total liabilities and stockholders’ equity (deficit)	$22,886,710	$22,045,541

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013
Revenue:
Subscriber-related revenue	$14,953,559	$14,495,091	$13,764,774
Equipment sales and other revenue	115,342	148,296	140,091
Total revenue	15,068,901	14,643,387	13,904,865

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	8,783,009	8,313,046	7,818,061
Satellite and transmission expenses	762,832	693,114	535,541
Cost of sales - equipment, services and other	91,654	107,777	91,902
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	194,305	255,913	281,772
Other subscriber acquisition costs	908,983	988,718	1,093,214
Subscriber acquisition advertising	579,260	566,687	467,884
Total subscriber acquisition costs	1,682,548	1,811,318	1,842,870
General and administrative expenses	777,507	815,745	776,711
FCC auction expense (Note 15)	515,555	—	—
Depreciation and amortization (Note 8)	1,000,048	1,077,936	1,054,026
Impairment of long-lived assets (Note 8)	123,352	—	437,575
Total costs and expenses	13,736,505	12,818,936	12,556,686

Operating income (loss)	1,332,396	1,824,451	1,348,179

Other Income (Expense):
Interest income	19,523	61,841	148,865
Interest expense, net of amounts capitalized	(494,010)	(611,209)	(744,985)
Other, net	278,043	(69,341)	384,856
Total other income (expense)	(196,444)	(618,709)	(211,264)

Income (loss) before income taxes	1,135,952	1,205,742	1,136,915
Income tax (provision) benefit, net	(366,676)	(276,840)	(299,826)
Income (loss) from continuing operations	769,276	928,902	837,089
Income (loss) from discontinued operations, net of tax	—	—	(47,343)
Net income (loss)	769,276	928,902	789,746
Less: Net income (loss) attributable to noncontrolling interests, net of tax	22,184	(15,791)	(17,746)
Net income (loss) attributable to DISH Network	$747,092	$944,693	$807,492

Weighted-average common shares outstanding - Class A and B common stock:
Basic	462,995	460,126	456,044
Diluted	464,697	462,927	459,166

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$1.61	$2.05	$1.77
Diluted net income (loss) per share attributable to DISH Network	$1.61	$2.04	$1.76

Comprehensive Income (Loss):
Net income (loss)	$769,276	$928,902	$789,746
Other comprehensive income (loss):
Foreign currency translation adjustments	—	3,878	1,155
Unrealized holding gains (losses) on available-for-sale securities	20,205	(11,729)	123,233
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(99,361)	7,050	(148,603)
Deferred income tax (expense) benefit, net	(33,370)	1,436	9,284
Total other comprehensive income (loss), net of tax	(112,526)	635	(14,931)
Comprehensive income (loss)	656,750	929,537	774,815
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	22,184	(15,791)	(17,746)
Comprehensive income (loss) attributable to DISH Network	$634,566	$945,328	$792,561

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

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) – Continued

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated				Redeemable
	Common	Paid-In	Comprehensive	Earnings	Treasury Stock	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	(See Note 12)	Interest	Total	Interests
Balance, December 31, 2014	$5,178	$2,678,791	$174,507	$723,992	$(1,569,459)	$(875)	$2,012,134	$41,498
Issuance of Class A common stock:
Exercise of stock awards	20	25,744	—	—	—	—	25,764	—
Employee benefits	4	26,022	—	—	—	—	26,026	—
Employee Stock Purchase Plan	1	8,103	—	—	—	—	8,104	—
Non-cash, stock-based compensation	—	19,072	—	—	—	—	19,072	127
Income tax (expense) benefit related to stock awards and other	—	31,844	—	—	—	691	32,535	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(79,156)	—	—	—	(79,156)	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(33,370)	—	—	—	(33,370)	—
Revaluation of EchoStar's interest in Sling TV to redemption value, net of deferred taxes of $5,820	—	(9,598)	—	—	—	—	(9,598)	15,418
Redeemable noncontrolling interest recognized - investment in Northstar Spectrum and SNR Holdco	—	—	—	—	—	—	—	204,200
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(816)	(816)	23,000
Net income (loss) attributable to DISH Network	—	—	—	747,092	—	—	747,092	—
Balance, December 31, 2015	$5,203	$2,779,978	$61,981	$1,471,084	$(1,569,459)	$(1,000)	$2,747,787	$284,243

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$769,276	$928,902	$789,746
Less: Income (loss) from discontinued operations, net of tax	—	—	(47,343)
Income (loss) from continuing operations	$769,276	$928,902	$837,089
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,000,048	1,077,936	1,054,026
Impairment of long-lived assets	123,352	—	437,575
Realized and unrealized losses (gains) on investments	(287,250)	60,515	(387,675)
Non-cash, stock-based compensation	19,199	34,153	29,730
Deferred tax expense (benefit)	206,392	134,535	126,194
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	104,233	30,792	(2,352)
Other, net	18,323	106,752	68,339
Changes in current assets and current liabilities, net
Trade accounts receivable	88,901	6,305	(97,228)
Allowance for doubtful accounts	(1,436)	8,649	2,147
Advances (to) from discontinued operations	—	—	48,803
Prepaid and accrued income taxes	64,775	85,586	26,397
Inventory	116,503	(5,090)	(12,654)
Other current assets	15,632	(2,583)	(71,324)
Trade accounts payable	56,633	(210,163)	109,052
Deferred revenue and other	(21,714)	47,988	3,497
Accrued programming and other accrued expenses	163,213	103,854	137,581
Net cash flows from operating activities from continuing operations	2,436,080	2,408,131	2,309,197
Net cash flows from operating activities from discontinued operations, net	—	(30,007)	(36,732)

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(447,901)	(4,119,489)	(6,356,136)
Sales and maturities of marketable investment securities	2,054,805	7,054,104	4,999,639
Purchases of derivative financial instruments	—	(149,969)	(805,996)
Settlement of derivative financial instruments	—	—	718,847
Purchases of property and equipment	(761,694)	(1,001,861)	(1,116,573)
Capitalized interest related to FCC authorizations (Note 15)	(352,683)	(214,000)	(136,926)
Purchases of FCC authorizations (Note 15)	(8,970,389)	(1,343,372)	(328,134)
AWS-3 FCC license refunds (deposits) (Note 15)	400,000	(1,320,000)	—
Change in restricted cash, cash equivalents and marketable investment securities	4,610	7,886	38,782
Other, net	(897)	102,777	(48,360)
Net cash flows from investing activities from continuing operations	(8,074,149)	(983,924)	(3,034,857)
Net cash flows from investing activities from discontinued operations, net, including $0 and $0 of purchases of property and equipment, respectively	—	20,847	13,773

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	2,000,000	2,300,000
Proceeds from issuance of restricted debt	—	—	2,600,000
Redemption of restricted debt	—	—	(2,600,000)
Funding of restricted debt escrow	—	—	(2,596,750)
Release of restricted debt escrow	—	—	2,596,771
Redemption and repurchases of long-term debt	(650,001)	(1,099,999)	(500,000)
Capital contributions from Northstar Manager and SNR Management (Note 15)	204,200	20,700	—
Repayment of long-term debt and capital lease obligations	(31,525)	(31,653)	(37,869)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	33,868	50,934	76,512
Other, net	30,189	40,285	13,276
Net cash flows from financing activities from continuing operations	(413,269)	980,267	1,851,940
Net cash flows from financing activities from discontinued operations, net	—	—	(435)

Effect of exchange rates on cash and cash equivalents from discontinued operations	—	—	156

Net increase (decrease) in cash and cash equivalents from continuing operations	(6,051,338)	2,404,474	1,126,280
Cash and cash equivalents, beginning of period from continuing operations	7,104,496	4,700,022	3,573,742
Cash and cash equivalents, end of period from continuing operations	$1,053,158	$7,104,496	$4,700,022

Net increase (decrease) in cash and cash equivalents from discontinued operations	—	(9,160)	(23,238)
Cash and cash equivalents, beginning of period from discontinued operations	—	9,160	32,398
Cash and cash equivalents, end of period from discontinued operations	$—	$—	$9,160

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

DISH

We offer pay-TV services under the DISH®  brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  Prior to 2015, we launched our Sling International video programming service (formerly known as DishWorld), which historically represented a small percentage of our Pay-TV subscribers.  During 2015, we launched our Sling domestic and Sling Latino services.  All Sling TV subscribers are included in our Pay-TV subscriber count.  As of December 31, 2015, we had 13.897 million Pay-TV subscribers in the United States.

In addition, we market broadband services under the dishNET™ brand, which had 0.623 million subscribers in the United States as of December 31, 2015.  Our satellite broadband service utilizes advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide.  This service primarily targets rural residents that are underserved, or unserved, by wireline broadband.  In addition to the dishNET branded satellite broadband service, we also offer wireline voice and broadband services under the dishNET brand as a competitive local exchange carrier to consumers living in a 14-state region in the western United States.  We primarily bundle our dishNET branded services with our DISH branded pay-TV service.

Wireless

DISH Network Spectrum

We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  As we consider our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure, as well as the acquisition of additional wireless spectrum.  For example, on February 10, 2016, we filed an application with the FCC to potentially participate as a bidder in the upcoming broadcast television spectrum incentive auction (“Auction 1000”).  Auction 1000 is scheduled to begin on March 29, 2016.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.  See Note 15 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through our wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), we have made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets.  Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 for further information.

The AWS-3 Licenses are subject to certain interim and final build-out requirements.  We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, and comply with regulations applicable to such AWS-3 Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

See Note 15 for further information.

2.Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary.  Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests.  See below for further information.  Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar’s ten percent non-voting interest is redeemable contingent on a certain performance goal being achieved by Sling TV Holding.  In addition, subject to certain conditions, the interest is redeemable at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity and is recorded as “Redeemable noncontrolling interests” in the mezzanine section of our Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV Holding was initially accounted for at fair value.  The performance goal was determined to be probable during the third quarter 2015.  Accordingly, the value of EchoStar’s redeemable noncontrolling interest in Sling TV Holding is adjusted each reporting period for any change in redemption value above the initial fair value (adjusted for the operating results of Sling TV Holding attributable to EchoStar subsequent to August 1, 2014), with the offset recorded in “Additional paid-in capital,” net of deferred taxes, on our Consolidated Balance Sheets.  The operating results of Sling TV Holding attributable to EchoStar are recorded as “Redeemable noncontrolling interests” in our Consolidated Balance Sheets effective August 1, 2014, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 19 for further information on Sling TV Holding and the Exchange Agreement.

Northstar Wireless.  Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, which is an entity owned by Northstar Manager, LLC (“Northstar Manager”) and us.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we have consolidated Northstar Spectrum into our financial statements beginning in the fourth quarter 2014.  After the five-year anniversary of the grant of the Northstar Licenses (and in certain circumstances, prior to the five-year anniversary of the grant of the Northstar Licenses), Northstar Manager has the ability, but not the obligation, to require Northstar Spectrum to purchase Northstar Manager’s ownership interests in Northstar Spectrum (the “Northstar Put Right”) for a purchase price that generally equals its equity contribution to Northstar Spectrum plus a fixed annual rate of return.  In the event that the Northstar Put Right is exercised by Northstar Manager, the consummation of the sale will be subject to FCC approval.  Northstar Spectrum does not have a call right with respect to Northstar Manager’s ownership interests in Northstar Spectrum.  Although Northstar Manager is the sole manager of Northstar Spectrum, Northstar Manager’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Consolidated Balance Sheets.  Northstar Manager’s ownership interest in Northstar Spectrum was initially accounted for at fair value.  Subsequently, Northstar Manager’s ownership interest in Northstar Spectrum is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” in our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interest, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The operating results of Northstar Spectrum attributable to Northstar Manager are recorded as “Redeemable noncontrolling interests” in our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 15 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SNR Wireless.  SNR Wireless is a wholly-owned subsidiary of SNR HoldCo, which is an entity owned by SNR Wireless Management, LLC (“SNR Management”) and us.  Under the applicable accounting guidance in ASC 810, SNR HoldCo is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we have consolidated SNR HoldCo into our financial statements beginning in the fourth quarter 2014.  After the five-year anniversary of the grant of the SNR Licenses (and in certain circumstances, prior to the five-year anniversary of the grant of the SNR Licenses), SNR Management has the ability, but not the obligation, to require SNR HoldCo to purchase SNR Management’s ownership interests in SNR HoldCo (the “SNR Put Right”) for a purchase price that generally equals its equity contribution to SNR HoldCo plus a fixed annual rate of return.  In the event that the SNR Put Right is exercised by SNR Management, the consummation of the sale will be subject to FCC approval.  SNR HoldCo does not have a call right with respect to SNR Management’s ownership interests in SNR HoldCo.  Although SNR Management is the sole manager of SNR HoldCo, SNR Management’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Consolidated Balance Sheets.  SNR Management’s ownership interest in SNR HoldCo was initially accounted for at fair value.  Subsequently, SNR Management’s ownership interest in SNR HoldCo is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” in our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interest, net of tax” on our Statements of Operations and Comprehensive Income (Loss).  The operating results of SNR HoldCo attributable to SNR Management are recorded as “Redeemable noncontrolling interests” in our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 15 for further information.

Discontinued Operations

On April 26, 2011, we completed the acquisition of most of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  As of December 31, 2013, Blockbuster had ceased material operations.  The results of Blockbuster are presented for all periods as discontinued operations in our consolidated financial statements.  On January 14, 2014, we completed the sale of our Blockbuster operations in Mexico.  See Note 9 for additional information regarding our discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, fair value of multi-element arrangements, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, retailer incentives, programming expenses and subscriber lives.  Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents.  Cash equivalents as of December 31, 2015 and 2014 may consist of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale, except for investments accounted for under the fair value option, discussed below.  We adjust the carrying amount of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax.  Declines in the fair value of a marketable investment security which are determined to be “other-than-temporary” are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.    For certain of our marketable investment securities, we have elected to recognize the changes in fair value through “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss) (the “Fair Value Option”).

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

Impairment of Long-Lived Assets

We review our long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For assets which are held and used in operations, the asset would be impaired if the carrying amount of the asset (or asset group) exceeded its undiscounted future net cash flows.  Once an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value as estimated using one of the following approaches:  income, cost and/or market.  Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The carrying amount of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying amount.  In that event, a loss is recorded in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group.  Fair value, using the income approach, is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved.  Fair value, utilizing the cost approach, is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence.  Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount.  See Note 8 for further information.

DBS Satellites.  We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2015.

AWS-4 Satellites.  We currently evaluate our AWS-4 satellite fleet for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  During the second quarter 2013, we wrote down the net book value of the T2 and D1 satellites to their fair value as of June 30, 2013 and recorded a $438 million impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss).  For the year ended December 31, 2015, we further wrote down the net book value of the D1 satellite and related ground equipment to its fair value as of December 31, 2015 and recorded a $123 million impairment charge in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 8 for further information.

Indefinite-Lived Intangible Assets and Goodwill

We do not amortize indefinite-lived intangible assets and goodwill but test these assets for impairment annually, during the fourth quarter or more often if indicators of impairment arise.  Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  Our intangible assets with indefinite lives primarily consist of FCC licenses.  Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:

•	FCC licenses are a non-depleting asset;

•	existing FCC licenses are integral to our business segments and will contribute to cash flows indefinitely;

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•	replacement DBS satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•	maintenance expenditures to obtain future cash flows are not significant;

•	FCC licenses are not technologically dependent; and

•	we intend to use these assets indefinitely.

DBS FCC Licenses.  We combine all of our indefinite-lived DBS FCC licenses that we currently utilize or plan to utilize in the future into a single unit of accounting.  For 2015, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS FCC licenses exceeds its carrying amount.  In our assessment, we considered several qualitative factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS FCC licenses exceeds its carrying amount.  As such, no further analysis was required.

The DBS FCC licenses were assessed quantitatively in 2014 and 2013.  Our quantitative assessments consisted of a discounted cash flow analysis encompassing future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites.  Projected revenue and cost amounts included projected subscribers.  In conducting our annual impairment test in 2014 and 2013, we determined that the fair value of the DBS FCC licenses exceeded its carrying amount.

Wireless Spectrum Licenses.  We combine our AWS-4 and H Block wireless spectrum licenses and the Northstar Licenses and SNR Licenses into a single unit of accounting.  For 2015, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceeds the carrying amount of these licenses.  In our assessment, we considered several qualitative factors, including, among others, macroeconomic conditions, industry and market conditions, relevant company specific events, and perception of the market.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeds the carrying amount of these licenses.  As such, no further analysis was required.

The AWS-4 and H Block wireless spectrum licenses were assessed quantitatively in 2014 and 2013.  Our quantitative assessment consisted of an income approach and a market approach.  The income approach consisted of a probability weighted analysis considering estimated future cash flows discounted at a rate commensurate with the risk involved.  The market approach benchmarked the fair value of the AWS-4 and H-Block wireless spectrum licenses against the carrying amount of these licenses.  In conducting our annual impairment test in 2014 and 2013, we determined that the fair value of the AWS-4 and H Block wireless spectrum licenses exceeded the carrying amount of these licenses.

Our 700 MHz wireless spectrum licenses are assessed as a single unit of accounting.  For 2015, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the 700 MHz wireless spectrum licenses exceeds its carrying amount.  In our assessment, we considered several qualitative factors, including, among others, macroeconomic conditions, industry and market conditions, relevant company specific events, and perception of the market.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeds its carrying amount.  As such, no further analysis was required.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The 700 MHz wireless spectrum licenses were assessed quantitatively in 2014 and 2013, in which the estimated fair value for the 700 MHz licenses was determined using the market approach.  The market approach benchmarks the fair value of the 700 MHz licenses against its carrying amount.  In conducting our annual impairment test in 2014 and 2013, we determined that the fair value of the 700 MHz wireless spectrum licenses exceeded its carrying amount.

Changes in circumstances or market conditions could result in a write-down of any of the above wireless spectrum licenses in the future.

Capitalized Interest

We capitalize interest associated with the acquisition or construction of certain assets, including, among other things, satellites and wireless spectrum licenses.  Capitalization of interest begins when, among other things, steps are taken to prepare the asset for its intended use and ceases when the asset is ready for its intended use or when these activities are substantially suspended.

We are currently preparing for the commercialization of our AWS-4 and H Block wireless spectrum licenses, and interest expense related to their carrying amount is being capitalized.  In addition, on October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, in which we have made certain non-controlling investments.  Northstar Wireless and SNR Wireless are preparing for the commercialization of their AWS-3 Licenses, and began capitalizing interest related to these AWS-3 Licenses as of October 27, 2015.  Also during fourth quarter 2015, the Third Generation Partnership Project (“3GPP”) approved Band 66 and completed a feasibility study for another band of spectrum.  Band 66 includes DISH Network’s current AWS-4 downlink spectrum, as well as AWS-1 and paired AWS-3 spectrum.  DISH Network’s H Block downlink spectrum and the remaining AWS-3 and AWS-4 spectrum is included in the band for which the 3GPP completed the feasibility study.  Based on the above changes in facts and circumstances during the fourth quarter 2015, we concluded that there was a change to potential uses of the above wireless spectrum licenses and implemented a new policy for the balance sheet classification of capitalized interest related to these assets. Effective October 1, 2015, all interest capitalized on these FCC authorizations was recorded in “FCC authorizations” on our Consolidated Balance Sheets, which is the qualifying asset on which interest is capitalized.  We believe this presentation is more meaningful to the users of our financial statements and is consistent with the presentation used by the majority of our competitors in the wireless industry.  As of September 30, 2015, $644 million of capitalized interest related to the H Block and AWS-4 licenses have been reclassified from construction in progress within “Property and equipment, net” to “FCC authorizations” in our Consolidated Balance Sheets to conform to the current period accounting policy.  This change has no effect on our Consolidated Statements of Operations and Comprehensive Income (Loss) or on “Total stockholders’ equity (deficit)” on our Consolidated Balance Sheets.

Business Combinations

When we acquire a business, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach.  The accounting standard for business combinations requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at fair value.  Transaction costs related to the acquisition of the business are expensed as incurred.  Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate.  Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite.  Amortization of these intangible assets are recorded on a straight line basis over an average finite useful life primarily ranging from approximately two to ten years or in relation to the estimated discounted cash flows over the life of the intangible asset.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•

Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

As of December 31, 2015 and 2014, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 6 for the fair value of our marketable investment securities and derivative financial instruments.

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

Deferred Debt Issuance Costs

Costs of issuing debt are generally deferred and amortized to interest expense using the effective interest rate method over the terms of the respective notes.  See Note 10 for further information.

Revenue Recognition

We recognize revenue when an arrangement exists, prices are determinable, collectability is reasonably assured and the goods or services have been delivered.

Revenue from our Pay-TV services are recognized when programming is broadcast to subscribers.  We recognize revenue from our broadband services when the service is provided.  Payments received from Pay-TV and Broadband subscribers in advance of the broadcast or service period are recorded as “Deferred revenue and other” in our Consolidated Balance Sheets until earned.

For certain of our promotions, subscribers are charged an upfront fee.  A portion of these fees may be deferred and recognized over the estimated subscriber life for new subscribers or the estimated remaining life for existing subscribers ranging from four to five years.  Revenue from advertising sales is recognized when the related services are performed.

Subscriber fees for DISH branded pay-TV equipment rental fees and other hardware related fees, including fees for DVRs, fees for broadband equipment and additional outlet fees, advertising services and fees earned from our in-home service operations are recognized as revenue as earned.  Generally, revenue from equipment sales and equipment upgrades is recognized upon shipment to customers.

Certain of our existing and new subscriber promotions include programming discounts.  Programming revenues are recorded as earned at the discounted monthly rate charged to the subscriber.

We offer our customers the opportunity to download movies for a specific viewing period or permanently purchase a movie from our website.  We recognize revenue when the movie is successfully downloaded by the customer, which, based on our current technology, occurs at the time the customer plays the movie for the first time.

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

Subscriber Acquisition Costs

Subscriber acquisition costs in our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new Pay-TV and Broadband subscribers through independent third parties and our direct sales distribution channel.  Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):

•

“Cost of sales — subscriber promotion subsidies” includes the cost of our DBS receiver systems sold to independent retailers and other distributors of our equipment and DBS receiver systems sold directly by us to DISH branded pay-TV subscribers.

•

“Other subscriber acquisition costs” includes net costs related to promotional incentives and costs related to installation and other promotional subsidies for our DISH branded pay-TV service as well as our direct sales efforts and commissions for our Sling branded pay-TV services.

•	“Subscriber acquisition advertising” includes advertising and marketing expenses related to the acquisition of new Pay-TV and Broadband subscribers. Advertising costs are expensed as incurred.

We characterize amounts paid to our independent retailers as consideration for equipment installation services and for equipment buydowns (incentives and rebates) as a reduction of revenue.  We expense payments for equipment installation services as “Other subscriber acquisition costs.”  Our payments for equipment buydowns represent a partial or complete return of the independent retailer’s purchase price and are, therefore, netted against the proceeds received from the independent retailer.  We report the net cost from our various sales promotions through our independent retailer network as a component of “Other subscriber acquisition costs.”

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2015 and 2014, we held derivative financial instruments indexed to the trading price of common equity securities with a fair value of $557 million and $383 million, respectively.  The fair value of the derivative financial instruments is dependent on the trading price of the indexed common equity securities, which may be volatile and vary depending on, among other things, the issuer’s financial and operational performance and market conditions.

Equipment Lease Programs

DISH branded pay-TV subscribers have the choice of leasing or purchasing the satellite receiver and other equipment necessary to receive our DISH branded pay-TV service.  Most of our new DISH branded pay-TV subscribers choose to lease equipment and thus we retain title to such equipment.  New Broadband subscribers lease the modem and other equipment necessary to receive broadband services.  Equipment leased to new and existing DISH branded pay-TV and Broadband subscribers is capitalized and depreciated over their estimated useful lives.

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

Recognition and Measurement of Financial Assets and Financial Liabilities.  In January 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-01 will have on our consolidated financial statements.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$769,276	$928,902	$837,089
Less: Net income (loss) attributable to noncontrolling interests, net of tax	22,184	(15,791)	(17,746)
Income (loss) from continuing operations attributable to DISH Network	747,092	944,693	854,835

Income (loss) from discontinued operations, net of tax	—	—	(47,343)

Net income (loss) attributable to DISH Network	$747,092	$944,693	$807,492

Weighted-average common shares outstanding - Class A and B common stock:
Basic	462,995	460,126	456,044
Dilutive impact of stock awards outstanding	1,702	2,801	3,122
Diluted	464,697	462,927	459,166

Earnings per share - Class A and B common stock:
Basic net income (loss) per share from continuing operations attributable to DISH Network	$1.61	$2.05	$1.87
Basic net income (loss) per share from discontinued operations	—	—	(0.10)
Basic net income (loss) per share attributable to DISH Network	$1.61	$2.05	$1.77

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$1.61	$2.04	$1.86
Diluted net income (loss) per share from discontinued operations	—	—	(0.10)
Diluted net income (loss) per share attributable to DISH Network	$1.61	$2.04	$1.76

As of December 31, 2015, 2014 and 2013, there were stock awards to acquire 0.7 million, 0.4 million and 0.7 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our performance based stock incentive plans (“Restricted Performance Units”) is contingent upon meeting certain goals, some of which are not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of December 31,
	2015	2014	2013
	(In thousands)
Performance based options (1)	3,905	7,247	7,791
Restricted Performance Units (1)	1,382	1,798	1,943
Total (1)	5,287	9,045	9,734

(1)	The decrease in performance based options and Restricted Performance Units primarily resulted from the expiration of the 2005 LTIP. See Note 14 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash paid for interest (including capitalized interest)	$854,147	$833,483	$880,244
Cash received for interest	21,380	138,529	201,480
Cash paid for income taxes (1)	16,014	160,732	273,597
Capitalized interest	369,897	223,658	136,508
Employee benefits paid in Class A common stock	26,026	25,781	24,230
Satellites and other assets financed under capital lease obligations	—	3,462	1,070
Satellite and Tracking Stock Transaction with EchoStar:
Transfer of property and equipment, net	—	432,080	—
Investment in EchoStar and HSSC preferred tracking stock - cost method	—	316,204	—
Transfer of liabilities and other	—	44,540	—
Capital distribution to EchoStar, net of deferred taxes of $31,274	—	51,466	—
Sling TV Exchange Transaction with EchoStar:
Transfer of property and equipment, net	—	8,978	—
Transfer of investments and intangibles, net	—	25,097	—
Capital distribution to EchoStar, net of deferred taxes of $3,542	—	5,845	—
Deemed distribution to EchoStar- initial fair value of redeemable noncontrolling interest, net of deferred taxes of $8,489	—	14,011	—

(1)

Cash paid for income taxes during 2015 was reduced by, among other things, our non-controlling investments in the Northstar Entities and the SNR Entities, which hold the Northstar Licenses and the SNR Licenses, respectively, as well as our H Block Licenses acquired in 2014.  These licenses are amortized over a fifteen-year life for income tax purposes.  For book purposes, these licenses are considered indefinite-lived intangible assets, which are not amortized but are tested for impairment annually.   See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.Other Comprehensive Income (Loss)

The following table presents the tax effect on each component of “Other comprehensive income (loss).”

	For the Years Ended December 31,
	2015			2014			2013
	Before	Tax	Net	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit (1)	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$—	$—	$—	$3,878	$—	$3,878	$1,155	—	$1,155
Unrealized holding gains (losses) on available-for-sale securities	20,205	(7,476)	12,729	(11,729)	3,600	(8,129)	123,233	(45,094)	78,139
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(99,361)	(25,894)	(125,255)	7,050	(2,164)	4,886	(148,603)	54,378	(94,225)
Other comprehensive income (loss)	$(79,156)	$(33,370)	$(112,526)	$(801)	$1,436	$635	$(24,215)	$9,284	$(14,931)

(1)

Prior to December 31, 2012, we had established a valuation allowance against all deferred tax assets that were capital in nature.  At December 31, 2012, it was determined that these deferred tax assets were realizable and the valuation allowance was released, including the valuation allowance related to a specific portfolio of available-for-sale securities for which changes in fair value had historically been recognized as a separate component of “Accumulated other comprehensive income (loss).”  Under the intra-period tax allocation rules, a credit of $63 million was recorded in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets related to the release of this valuation allowance.

We elected to use the aggregate portfolio method to determine when the $63 million would be released from “Accumulated other comprehensive income (loss)” to “Income tax (provision) benefit, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Under the aggregate portfolio approach, the intra-period tax allocation remaining in “Accumulated other comprehensive income (loss)” is not released to “Income tax (provision) benefit, net” until such time that the specific portfolio of available-for-sale securities that generated the original intra-period allocation is liquidated.  During the first quarter 2015, this specific available-for-sale security portfolio was liquidated and the $63 million credit that was previously recorded in “Accumulated other comprehensive income (loss)” was released to “Income tax (provision) benefit, net.”  This adjustment has no net effect on “Net cash flows from operating activities from continuing operations” or “Total stockholders’ equity (deficit).”

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax.

	Foreign	Unrealized /
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total
	(In thousands)
Balance as of December 31, 2013	$(3,878)	$177,750	$173,872
Other comprehensive income (loss) before reclassification	3,878	(8,129)	(4,251)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,886	4,886
Balance as of December 31, 2014	$—	$174,507	$174,507
Other comprehensive income (loss) before reclassification	—	12,729	12,729
Amounts reclassified from accumulated other comprehensive income (loss)	—	(125,255)	(125,255)
Balance as of December 31, 2015	$—	$61,981	$61,981

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Marketable investment securities:
Current marketable investment securities - strategic	$259,145	$711,213
Current marketable investment securities - other	298,766	1,420,532
Total current marketable investment securities	557,911	2,131,745
Restricted marketable investment securities (1)	82,280	76,970
Total marketable investment securities	640,191	2,208,715

Restricted cash and cash equivalents (1)	94	10,014

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method	228,795	228,795
Investment in HSSC preferred tracking stock - cost method	87,409	87,409
Other investment securities - cost method	11,046	11,046
Total other investment securities	327,250	327,250

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$967,535	$2,545,979

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale, except as specified below.  See Note 2 for further information.

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities portfolio includes strategic and financial debt and equity investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of December 31, 2015, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

Current Marketable Investment Securities – Other

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2015 and 2014, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit.

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in noncurrent “Other investment securities” on our Consolidated Balance Sheets and accounted for using the cost, equity and/or available-for-sale methods of accounting.

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

Investment in Tracking Stock

To improve our position in the growing consumer satellite broadband market, among other reasons, on February 20, 2014, we entered into agreements with EchoStar to implement a transaction pursuant to which, among other things:  (i) on March 1, 2014, we transferred to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV (collectively the “Transferred Satellites”), including related in-orbit incentive obligations and cash interest payments of approximately $59 million), and approximately $11 million in cash in exchange for an aggregate of 6,290,499 shares of a series of preferred tracking stock issued by EchoStar and an aggregate of 81.128 shares of a series of preferred tracking stock issued by HSSC (collectively, the “Tracking Stock”); and (ii) beginning on March 1, 2014, we lease back certain satellite capacity on the Transferred Satellites (collectively, the “Satellite and Tracking Stock Transaction”).  As of November 30, 2015, we no longer lease satellite capacity on the EchoStar I satellite.  The Tracking Stock generally tracks the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HSSC, including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”).  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.

Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  As such, the Tracking Stock is accounted for under the cost method of accounting.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2015 and 2014, we had accumulated net unrealized gains of $98 million and $177 million, respectively.  These amounts, net of related tax effect, were $62 million and $175 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of December 31,
	2015				2014
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U. S. Treasury and agency securities	$82,124	$2	$(135)	$(133)	$58,254	$7	$(11)	(4)
Commercial paper	—	—	—	—	68,556	—	—	—
Corporate securities	349,897	29,370	(480)	28,890	1,496,044	72,918	(153)	72,765
Other	47,847	73	(17)	56	192,607	1,293	—	1,293
Equity securities	160,323	68,751	(41)	68,710	393,254	106,971	(4,346)	102,625
Total	$640,191	$98,196	$(673)	$97,523	$2,208,715	$181,189	$(4,510)	$176,679

As of December 31, 2015, restricted and non-restricted marketable investment securities included debt securities of $266 million with contractual maturities within one year, $121 million with contractual maturities extending longer than one year through and including five years and $93 million with contractual maturities longer than ten years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of December 31, 2015, the unrealized losses on our investments in equity securities represented investments in broad-based indices.  We are not aware of any factors that indicate the unrealized losses in these investments are due to factors other than temporary market fluctuations.  As of December 31, 2015, the unrealized losses related to our investments in debt securities primarily represented investments in corporate securities.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of December 31,
	2015		2014
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$303,194	$(612)	$280,738	$(105)
12 months or more	7,512	(20)	135,853	(59)
Equity Securities:
Less than 12 months	6,133	(41)	15,338	(4,346)
12 months or more	—	—	—	—
Total	$316,839	$(673)	$431,929	$(4,510)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2015				2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents (including restricted)	$920,689	$82,675	$838,014	$—	$7,009,897	$274,123	$6,735,774	$—

Debt securities (including restricted):
U. S. Treasury and agency securities	$82,124	$77,328	$4,796	$—	$58,254	$42,710	$15,544	$—
Commercial paper	—	—	—	—	68,556	—	68,556	—
Corporate securities	349,897	—	343,733	6,164	1,496,044	—	1,488,340	7,704
Other	47,847	—	47,648	199	192,607	—	58,171	134,436

Equity securities	160,323	160,323	—	—	393,254	393,254	—	—

Subtotal	640,191	237,651	396,177	6,363	2,208,715	435,964	1,630,611	142,140

Derivative financial instruments	556,828	—	556,828	—	383,460	—	383,460	—

Total	$1,197,019	$237,651	$953,005	$6,363	$2,592,175	$435,964	$2,014,071	$142,140

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2015, our Level 3 investments consisted predominately of corporate securities.  As of December 31, 2014, our Level 3 investments consisted predominately of auction rate securities, which are included in “Other” above.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  For our Level 3 investments, we evaluate, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

Changes in Level 3 instruments were as follows:

Level 3
Investment
Securities
(In thousands)
Balance as of December 31, 2013	$146,020
Net realized and unrealized gains (losses) included in earnings	(6,522)
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	8,321
Purchases	—
Settlements	(5,679)
Issuances	—
Transfers into or out of Level 3	—
Balance as of December 31, 2014	$142,140
Net realized and unrealized gains (losses) included in earnings	1,089
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	(2,289)
Purchases	—
Settlements	(134,577)
Issuances	—
Transfers into or out of Level 3	—
Balance as of December 31, 2015	$6,363

During the years ended December 31, 2015 and 2014, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other Income (Expense):	2015	2014	2013
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$119,448	$7,649	$157,444
Marketable investment securities - unrealized gains (losses) on investments accounted for using the Fair Value Option	—	4,727	26,371
Derivative financial instruments - net realized and/or unrealized gains (losses)	173,369	(59,015)	205,779
Marketable investment securities - other-than-temporary impairments	(5,567)	(13,876)	(1,919)
Other	(9,207)	(8,826)	(2,819)
Total	$278,043	$(69,341)	$384,856

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.Inventory

Inventory consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Finished goods	$194,790	$252,238
Raw materials	120,710	159,095
Work-in-process	74,828	82,421
Total inventory	$390,328	$493,754

8.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life			As of December 31,
	(In Years)			2015	2014
				(In thousands)
Equipment leased to customers	2	-	5	$3,549,701	$3,639,607
EchoStar XV			15	277,658	277,658
D1		N/A		55,000	150,000
T1			15	401,721	401,721
Satellites acquired under capital lease agreements	10	-	15	499,819	499,819
Furniture, fixtures, equipment and other	1	-	10	775,834	747,139
Buildings and improvements	1	-	40	86,928	85,509
Land			—	5,504	5,504
Construction in progress			—	382,464	774,567
Total property and equipment				6,034,629	6,581,524
Accumulated depreciation				(3,110,449)	(2,807,985)
Property and equipment, net				$2,924,180	$3,773,539

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Construction in progress consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Capitalized interest on FCC authorizations (1)	$—	$456,360
EchoStar XVIII, including capitalized interest	346,417	271,497
Other	36,047	46,710
Total construction in progress	$382,464	$774,567

(1)

During the fourth quarter 2015, we reclassified  capitalized interest related to certain FCC authorizations on our Consolidated Balance Sheets from construction in progress within “Property and equipment, net,” to “FCC authorizations,” which is the qualifying asset on which interest is capitalized.  See Note 2 for further information.

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Equipment leased to customers	$824,799	$854,759	$763,796
Satellites (1)	87,827	95,766	135,464
Buildings, furniture, fixtures, equipment and other (2)	87,422	127,411	154,766
Total depreciation and amortization	$1,000,048	$1,077,936	$1,054,026

(1)	Depreciation and amortization expense decreased $40 million in 2014 as a result of the Satellite and Tracking Stock Transaction. See Note 6 and Note 19 for further information.
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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellites

Pay-TV Satellites.   We  currently utilize 12 satellites in geostationary orbit approximately 22,300 miles above the equator, one of which we own and depreciate over its estimated useful life.  We currently utilize certain capacity on nine satellites that we lease from EchoStar, which are accounted for as operating leases.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

As of December 31, 2015, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
			(Years) /
		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15

Under Construction:
EchoStar XVIII	Second quarter 2016	110	15

Leased from EchoStar (1):
EchoStar VII (2)(3)	February 2002	119	June 2017
EchoStar IX	August 2003	121	Month to month
EchoStar X (2)(3)	February 2006	110	February 2021
EchoStar XI (2)(3)	July 2008	110	September 2021
EchoStar XII (3)	July 2003	61.5	September 2017
EchoStar XIV (2)(3)	March 2010	119	February 2023
EchoStar XVI (4)	November 2012	61.5	January 2017
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 19 for further information on our Related Party Transactions with EchoStar.
(2)

On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things, we transferred these satellites to EchoStar and lease back all available capacity on these satellites.  See Note 6 and Note 19 for further information.

(3)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(4)	We have the option to renew this lease for an additional six-year period. If we exercise our six-year renewal option, we have the option to renew this lease for an additional five years.

AWS-4 Satellites.  On March 2, 2012, the FCC approved the transfer of 40 MHz of wireless spectrum licenses held by DBSD North America, Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”) to us.  On March 9, 2012, we completed the acquisitions of 100% of the equity of reorganized DBSD North America and substantially all of the assets of TerreStar, pursuant to which we acquired, among other things, certain satellite assets and 40 MHz of spectrum licenses held by DBSD North America (the “DBSD Transaction”) and TerreStar (the “TerreStar Transaction”), which licenses the FCC modified in March 2013 to add AWS-4 authority (“AWS-4”).  See Note 15 for further information.  As a result of the DBSD Transaction and the TerreStar Transaction, we acquired three AWS-4 satellites, including two in-orbit satellites (D1 and T1) and one satellite under construction (T2).  See below for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Based on the FCC’s rules applicable to our AWS-4 authorizations no longer requiring an integrated satellite component or ground spare and on our evaluation of the satellite capacity needed for our wireless segment, among other things, during the second quarter 2013, we concluded that T2 and D1 represented excess satellite capacity for the potential commercialization of our wireless spectrum.  As a result, during the second quarter 2013, we wrote down the net book value of T2 from $270 million to $40 million and the net book value of D1 from $358 million to $150 million, and recorded an impairment charge in our wireless segment of $438 million in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2013.  During the fourth quarter 2014, EchoStar purchased our rights to the T2 satellite for $55 million.  See Note 19 for further information.

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
T1	July 2009	111.1	15
D1	April 2008	92.85	N/A

GAAP requires that a long-lived asset be reviewed for impairment when circumstances indicate that the carrying amount of the asset might not be recoverable.  It was determined that the T1 and D1 satellites met this criteria and therefore in the fourth quarter 2015 we tested the T1 satellite and D1 satellite and related ground equipment for impairment.  We have concluded that the T1 satellite’s fair value exceeded its carrying amount and no impairment was necessary.  In addition, we have concluded that the carrying amount of the D1 satellite and related ground equipment exceeded their fair value determined under the cost approach.  To arrive at fair value utilizing the cost approach, a replacement cost for the satellite was determined, which was then reduced for, among other things, depreciation and obsolescence.  As a result of this assessment, we wrote down the net book value of the D1 satellite from $150 million to $55 million and the net book value of the related ground equipment from $28 million to zero and recorded an impairment charge of $123 million in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.  The estimates used in our fair value analysis are considered Level 3 in the fair value hierarchy.  As of December 31, 2015, the net book value for T1 and D1 was $299 million and $55 million, respectively.

Satellites Under Construction

EchoStar XVIII.  On September 7, 2012, we entered into a contract with Space Systems/Loral, Inc. (“SS/L”) for the construction of EchoStar XVIII, a DBS satellite with spot beam technology designed for, among other things, HD programming.  During October 2013, we entered into an agreement with ArianeSpace S.A. for launch services for this satellite, which is expected to launch during the second quarter 2016.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the past, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet.  See Note 2 “Impairment of Long-Lived Assets” for further information  on  evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail.  We generally do not carry commercial launch or in-orbit insurance on any of the owned or leased satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.  In light of current favorable market conditions, during January 2016, we procured commercial launch and in-orbit insurance (for a period of one year following launch) for the EchoStar XVIII satellite, which is expected to launch during the second quarter 2016.

Intangible Assets

As of December 31, 2015 and 2014, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2015		December 31, 2014
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Technology-based	$14,510	$(6,297)	$7,210	$(4,445)
Trademarks	16,257	(2,512)	19,704	(5,644)
Contract-based	8,650	(8,650)	8,650	(8,650)
Customer relationships	2,900	(2,900)	2,900	(2,900)
Total	$42,317	$(20,359)	$38,464	$(21,639)

These identifiable intangibles are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately five to 20 years.   Amortization was $9 million, $6 million and $11 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2015 is as follows (in thousands):

For the Years Ended December 31,
2016	$5,045
2017	3,687
2018	2,902
2019	2,770
2020	1,962
Thereafter	5,592
Total	$21,958

Goodwill

The excess of our investments in consolidated subsidiaries over net tangible and identifiable intangible asset value at the time of the investment is recorded as goodwill and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.  As of December 31, 2015 and 2014, our goodwill was $120 million and $120 million, respectively, which relates to our wireless segment.  In conducting our annual impairment test for 2015, we determined that the fair value of our wireless segment, which consists of a single reporting unit, was in excess of the carrying amount.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FCC Authorizations

As of December 31, 2015 and 2014, our FCC Authorizations consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
DBS Licenses	$611,794	$611,794
700 MHz Licenses	711,871	711,871
MVDDS Licenses	24,000	24,000
AWS-4 Licenses	1,949,000	1,949,000
H-Block Licenses	1,671,506	1,671,506
AWS-3 Licenses (1)	9,890,389	—
Capitalized Interest (2)	809,044	—
Total	$15,667,604	$4,968,171

(1)	On October 27, 2015, the FCC granted the AWS-3 Licenses to Northstar Wireless and SNR Wireless, respectively. See Note 15 for further information.
(2)

During the fourth quarter 2015, we have changed the classification of capitalized interest related to certain FCC authorizations on our Consolidated Balance Sheets from construction in progress within “Property and equipment, net,” to “FCC authorizations,” which is the qualifying asset on which interest is capitalized.    See Note 2 for further information.

9.Discontinued Operations

As of December 31, 2013, Blockbuster had ceased material operations.  The results of Blockbuster are presented for all periods as discontinued operations in our consolidated financial statements.

For the year ended December 31, 2013, the revenue from our discontinued operations was $503 million. “Income (loss) from discontinued operations, before income taxes” for the same period was a loss of $54 million.  In addition, “Income (loss) from discontinued operations, net of tax” for the same period was a loss of $47 million.

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

Blockbuster - Mexico

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.Long-Term Debt and Capital Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of December 31, 2015 and 2014:

	As of December 31,
	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7 3/4% Senior Notes due 2015 (1)	$—	$—	$650,001	$664,321
7 1/8% Senior Notes due 2016 (2)	1,500,000	1,506,750	1,500,000	1,580,625
4 5/8% Senior Notes due 2017	900,000	922,770	900,000	933,750
4 1/4% Senior Notes due 2018	1,200,000	1,207,560	1,200,000	1,245,600
7 7/8% Senior Notes due 2019	1,400,000	1,525,440	1,400,000	1,589,700
5 1/8% Senior Notes due 2020	1,100,000	1,100,000	1,100,000	1,100,000
6 3/4% Senior Notes due 2021	2,000,000	2,021,020	2,000,000	2,157,500
5 7/8% Senior Notes due 2022	2,000,000	1,889,780	2,000,000	2,055,000
5% Senior Notes due 2023	1,500,000	1,297,500	1,500,000	1,470,000
5 7/8% Senior Notes due 2024	2,000,000	1,765,000	2,000,000	2,019,800
Other notes payable	30,996	30,996	34,084	34,084
Subtotal	13,630,996	$13,266,816	14,284,085	$14,850,380
Unamortized deferred financing costs and debt discounts, net	(41,563)		(51,473)
Capital lease obligations (3)	166,492		194,914
Total long-term debt and capital lease obligations (including current portion)	$13,755,925		$14,427,526

(1)	On June 1, 2015, we redeemed the principal balance of our 7 3/4% Senior Notes due 2015.
(2)	On February 1, 2016, we redeemed the principal balance of our 7 1/8% Senior Notes due 2016.
(3)	Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Our Senior Notes are:

•	general unsecured senior obligations of DISH DBS Corporation (“DISH DBS”);
•	ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and
•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

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

7 1/8% Senior Notes due 2016

On February 1, 2016, we redeemed the principal balance of our 7 1/8% Senior Notes due 2016,  using a substantial portion of our available cash and investment securities on hand.

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

The 5 7/8% Senior Notes due 2022 are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.

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

The 5 7/8% Senior Notes due 2024 are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to November 15, 2017, we may also redeem up to 35.0% of the 5 7/8% Senior Notes due 2024 at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

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

Other Long-Term Debt and Capital Lease Obligations

Other long-term debt and capital lease obligations consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Satellites and other capital lease obligations	$166,492	$194,914
Notes payable related to satellite vendor financing and other debt payable in installments through 2025 with interest rates ranging from approximately 1.9% to 12.5%	30,996	34,084
Total	197,488	228,998
Less: current portion	(34,000)	(31,466)
Other long-term debt and capital lease obligations, net of current portion	$163,488	$197,532

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

As of December 31, 2015 and 2014, we had $500 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $322 million and $279 million, respectively.  In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $43 million, $43 million and $43 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2015, 2014 and 2013, respectively.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Future minimum lease payments under the capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2015 are as follows (in thousands):

For the Years Ended December 31,
2016	$76,676
2017	75,874
2018	75,849
2019	50,320
2020	48,000
Thereafter	64,000
Total minimum lease payments	390,719
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(186,742)
Net minimum lease payments	203,977
Less: Amount representing interest	(37,485)
Present value of net minimum lease payments	166,492
Less: Current portion	(30,849)
Long-term portion of capital lease obligations	$135,643

The summary of future maturities of our outstanding long-term debt as of December 31, 2015 is included in the commitments table in Note 15.

11.Income Taxes and Accounting for Uncertainty in Income Taxes

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

We file consolidated tax returns in the U.S.  The income taxes of domestic and foreign subsidiaries not included in the U.S. tax group are presented in our consolidated financial statements on a separate return basis for each tax paying entity.

As of December 31, 2015, we had no net operating loss carryforwards (“NOLs”) for federal income tax purposes and $39 million of NOL benefit for state income tax purposes, which are partially offset by a valuation allowance.  The state NOLs begin to expire in the year 2017.  In addition, there are $61 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance.  The state credit carryforwards began to expire in 2015.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current (benefit) provision:
Federal	$144,990	$180,282	$162,737
State	18,811	(44,565)	(2,421)
Foreign	(3,517)	6,588	13,316
Total from continuing operations	160,284	142,305	173,632

Deferred (benefit) provision:
Federal	165,294	310,977	102,971
State	30,059	15,776	23,223
Foreign	—	(190,253)	—
Increase (decrease) in valuation allowance	11,039	(1,965)	—
Total from continuing operations	206,392	134,535	126,194
Total (benefit) provision	$366,676	$276,840	$299,826

Our $1.136 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included income of $3 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2015	2014	2013
	% of pre-tax (income)/loss
Statutory rate	35.0	35.0	35.0
State income taxes, net of federal benefit	3.3	1.1	1.3
Reversal of uncertain tax positions (1)	(1.0)	(3.5)	(9.0)
Foreign tax planning strategies, net of federal benefit (2)	—	(9.8)	—
Amounts reclassified from accumulated other comprehensive income (loss) (3)	(5.5)	—	—
Increase (decrease) in valuation allowance	1.0	(0.2)	—
Other	(0.5)	0.4	(0.9)
Total (benefit) provision for income taxes	32.3	23.0	26.4

(1)	Our effective tax rate for the year ended December 31, 2013 was favorably impacted by the $102 million reversal of an uncertain tax position that was resolved during the third quarter 2013.
(2)

Our effective tax rate for the year ended December 31, 2014 was favorably impacted by tax planning strategies related to the tax structure of certain foreign legal entities, net of federal benefit, totaling $118 million.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(3)

Our effective tax rate for the year ended December 31, 2015 was favorably impacted by a  $63 million credit that was previously recorded in “Accumulated other comprehensive income (loss)” and was released to our income tax provision during the year ended December 31, 2015.    Prior to December 31, 2012, we had established a valuation allowance against all deferred tax assets that were capital in nature.  At December 31, 2012, it was determined that these deferred tax assets were realizable and the valuation allowance was released, including the valuation allowance related to a specific portfolio of available-for-sale securities for which changes in fair value had historically been recognized as a separate component of “Accumulated other comprehensive income (loss).”  Under the intra-period tax allocation rules, a credit of $63 million was recorded in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets related to the release of this valuation allowance.  We elected to use the aggregate portfolio method to determine when the $63 million would be released from “Accumulated other comprehensive income (loss)” to “Income tax (provision) benefit, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Under the aggregate portfolio approach, the intra-period tax allocation remaining in “Accumulated other comprehensive income (loss)” is not released to “Income tax (provision) benefit, net” until such time that the specific portfolio of available-for-sale securities that generated the original intra-period allocation is liquidated.  During the first quarter 2015, this specific available-for-sale security portfolio was liquidated and the $63 million credit that was previously recorded in “Accumulated other comprehensive income (loss)” was released to “Income tax (provision) benefit, net.”

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities.  Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$69,558	$55,280
Accrued expenses	41,081	46,456
Stock-based compensation	15,753	19,994
Deferred revenue	27,980	32,373
Total deferred tax assets	154,372	154,103
Valuation allowance	(21,143)	(8,652)
Deferred tax asset after valuation allowance	133,229	145,451

Deferred tax liabilities:
Depreciation (1)	(994,026)	(1,249,529)
FCC authorizations and other intangible amortization (1)	(975,725)	(581,030)
Unrealized gains on available for sale investments	(82,535)	(8,296)
Bases difference in partnerships and cost method investments (2)	(138,160)	(130,736)
Other liabilities	(27,572)	(32,904)
Total deferred tax liabilities	(2,218,018)	(2,002,495)
Net deferred tax asset (liability)	$(2,084,789)	$(1,857,044)

(1)

During the fourth quarter 2015, we have changed the classification of capitalized interest related to certain FCC authorizations on our Consolidated Balance Sheets from construction in progress within “Property and Equipment, net” to “FCC authorizations,” which is the qualifying asset on which interest is capitalized.  Accordingly, as of December 31, 2015,  $167 million of deferred taxes related to interest capitalized on these FCC authorizations as of December 31, 2014 was moved from “Depreciation” to “FCC authorizations and other intangible amortization” in the table above.  See Note 2 for further information.

(2)

Included in this line item are deferred taxes related to, among other things, our non-controlling investments in Northstar Spectrum and SNR HoldCo, including deferred taxes created by the tax amortization of the Northstar Licenses and SNR Licenses.  Also included in this line item are deferred taxes related to our cost method investments, including our cost method investments in the Tracking Stock.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes.  This standard requires that current deferred tax assets and liabilities be classified as noncurrent in a statement of financial position.  We early adopted ASU 2015-17 effective December 31, 2015 on a retrospective basis, which resulted in a reclassification of our net current deferred tax asset to the net noncurrent deferred tax liabilities in our Consolidated Balance Sheets.  Prior period amounts have been reclassified to conform to the current period presentation.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2015	2014	2013
	(In thousands)
Balance as of beginning of period	$207,675	$151,353	$328,951
Additions based on tax positions related to the current year	135,937	69,643	12,736
Additions based on tax positions related to prior years	22,483	55,761	66,307
Reductions based on tax positions related to prior years	(22,697)	(18,646)	(104,796)
Reductions based on tax positions related to settlements with taxing authorities	(2,648)	(42,023)	(139,022)
Reductions based on tax positions related to the lapse of the statute of limitations	(4,817)	(8,413)	(12,823)
Balance as of end of period	$335,933	$207,675	$151,353

We have $199 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  We do not expect any material portion of this amount to be paid or settled within the next twelve months.  During 2012, as a result of the DBSD Transaction and TerreStar Transaction, we recognized the acquired assets and assumed liabilities based on our estimates of fair value at their acquisition date, including $102 million in an uncertain tax position in “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Consolidated Balance Sheets.  Subsequently, during 2013, this uncertain tax position was resolved and $102 million, reflected in the table above, was reversed and recorded as a decrease in “Income tax (provision) benefit, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2013.

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2015, we recorded $3 million in net interest and penalty expense to earnings.  During the year ended December 31, 2014, we recorded a credit of $3 million in net interest and penalty expense to earnings.  During the year ended December 31, 2013, we recorded $4 million in net interest and penalty expense to earnings.  Accrued interest and penalties were $15 million and $10 million at December 31, 2015 and 2014, respectively.  The above table excludes these amounts.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.Stockholders’ Equity (Deficit)

Capital Stock and Additional Paid-In Capital

Our certificate of incorporation authorizes the following capital stock: (i) 1,600,000,000 shares of Class A common stock, par value $0.01 per share; (ii) 800,000,000 shares of Class B common stock, par value $0.01 per share; (iii) 800,000,000 shares of Class C common stock, par value $0.01 per share; and (iv) 20,000,000 shares of preferred stock, par value $0.01 per share.  As of December 31, 2015 and 2014, there were no outstanding shares of Class C common stock or preferred stock.

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

Common Stock Repurchase Program

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our outstanding Class A common stock.  On November 3, 2015, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of outstanding shares of our Class A common stock through and including December 31, 2016.  As of December 31, 2015, we may repurchase up to $1.0 billion under this program.  During the years ended December 31, 2015, 2014 and 2013, there were no repurchases of our Class A common stock.

Treasury Stock

As of December 31, 2015 and 2014, we held 56,118,260 shares of treasury stock, respectively.    On February 11, 2016, our Board of Directors approved the retirement of our treasury stock.

We account for our treasury stock using the cost method and all treasury share repurchases are reflected on our Consolidated Balance Sheets as a component of “Treasury stock, at cost.”

13.Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH Network employee stock purchase plan (the “ESPP”), in which we are authorized to issue up to 2.8 million shares of Class A common stock.  At December 31, 2015, we had 1.0 million shares of Class A common stock which remain available for issuance under the ESPP.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP.  During the years ended December 31, 2015, 2014 and 2013, employee purchases of Class A common stock through the ESPP totaled approximately 0.1 million, 0.1 million and 0.1 million shares, respectively.

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

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2015	2014	2013
	(In thousands)
Matching contributions, net of forfeitures from continuing operations	$6,145	$6,222	$5,994
Matching contributions, net of forfeitures from discontinued operations	—	—	176
Total matching contributions	$6,145	$6,222	$6,170
Discretionary stock contributions, net of forfeitures	$25,261	$25,972	$26,096

14.Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2015, we had outstanding under these plans stock options to acquire 6.8 million shares of our Class A common stock and 1.4 million restricted stock units.  Stock options granted on or prior to December 31, 2015 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-specific subscriber, operational and/or financial goals.  As of December 31, 2015, we had 69.0 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following stock awards were outstanding:

	As of December 31, 2015
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH Network employees	6,807,169	1,382,250	44,548	—
Held by EchoStar employees	38,516	—	N/A	N/A
Total	6,845,685	1,382,250	44,548	—

Exercise prices for stock options outstanding and exercisable as of December 31, 2015 were as follows:

			Options Outstanding			Options Exercisable
			Number Outstanding as of December 31, 2015	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2015	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$—	-	$10.00	242,372	2.34	$6.22	242,372	2.34	$6.22
$10.01	-	$20.00	1,944,187	4.44	$15.48	144,187	3.72	$16.67
$20.01	-	$30.00	1,903,878	4.95	$26.31	1,182,278	4.50	$26.09
$30.01	-	$40.00	1,654,698	6.69	$36.06	249,598	5.81	$34.75
$40.01	-	$50.00	21,400	5.75	$44.65	8,000	3.15	$42.92
$50.01	-	$60.00	113,500	7.07	$58.09	24,000	4.71	$57.92
$60.01	-	$70.00	945,650	8.18	$66.37	95,150	7.73	$64.01
$70.01	-	$80.00	20,000	4.00	$72.89	20,000	4.00	$72.89
$—	-	$80.00	6,845,685	5.61	$31.13	1,965,585	4.49	$26.82

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2015		2014		2013
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	11,725,823	$24.51	14,058,574	$21.71	16,399,870	$19.04
Granted	452,000	$69.11	667,750	$63.23	2,225,500	$36.75
Exercised	(1,884,938)	$16.15	(2,724,301)	$18.77	(4,419,396)	$16.30
Forfeited and cancelled	(3,447,200)	$21.78	(276,200)	$32.26	(147,400)	$29.26
Total options outstanding, end of period	6,845,685	$31.13	11,725,823	$24.51	14,058,574	$21.71
Performance based options outstanding, end of period (2)	3,904,500	$28.03	7,246,500	$24.14	7,790,500	$24.02
Exercisable at end of period	1,965,585	$26.82	3,299,023	$19.64	4,799,173	$17.14

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Tax benefit from stock awards exercised	$33,716	$52,366	$38,947

Based on the closing market price of our Class A common stock on December 31, 2015, the aggregate intrinsic value of our stock options was as follows:

	As of December 31, 2015
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$187,409	$60,660

Our restricted stock unit activity was as follows:

	For the Years Ended December 31,
	2015		2014		2013
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,798,331	$32.31	1,943,497	$29.09	1,185,080	$22.99
Granted	62,530	$68.79	316,500	$63.57	990,000	$36.53
Vested	(125,280)	$63.92	(278,000)	$45.04	(135,250)	$29.19
Forfeited and cancelled	(353,331)	$28.76	(183,666)	$32.77	(96,333)	$30.46
Total restricted stock units outstanding, end of period (1)	1,382,250	$32.01	1,798,331	$32.31	1,943,497	$29.09

(1)	All restricted stock units outstanding are Restricted Performance Units. See discussion of the 2005 LTIP, 2008 LTIP, 2013 LTIP and Other Employee Performance Awards below.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

During the years ended December 31, 2015, 2014, 2013, we determined that 30%, 10% and 20%, respectively, of the 2013 LTIP performance goals were probable of achievement.  As a result, we recorded non-cash, stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”  As of December 31, 2015, approximately 20% of the 2013 LTIP awards had vested.

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

Although no awards vest until the performance goals are attained, we determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain other company-specific subscriber, operational and/or financial goals was not probable as of December 31, 2015, that assessment could change in the future.

The non-cash, stock-based compensation expense associated with these awards was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2015	2014	2013
	(In thousands)
2008 LTIP	$—	$—	$2,889
2013 LTIP	10,157	12,361	8,137
Other employee performance awards	1,694	14,095	4,045
Non-cash, stock-based compensation expense recognized for performance based awards from continuing operations	11,851	26,456	15,071
Non-cash, stock-based compensation expense recognized for performance based awards from discontinued operations	—	—	182
Total non-cash, stock-based compensation expense recognized for performance based awards	$11,851	$26,456	$15,253

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2013 LTIP	Other Employee Performance Awards
	(In thousands)
Expense estimated to be recognized during 2016	$7,112	$—
Estimated contingent expense subsequent to 2016	39,218	36,087
Total estimated remaining expense over the term of the plan	$46,330	$36,087

Of the 6.8 million stock options and 1.4 million restricted stock units outstanding under our stock incentive plans as of December 31, 2015, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of December 31, 2015
Performance Based Stock Options	Number of Awards	Weighted- Average Grant Price
2013 LTIP	1,564,500	$42.63
Other employee performance awards	2,340,000	$18.27
Total	3,904,500	$28.03

Restricted Performance Units
2013 LTIP	782,250
Other employee performance awards	600,000
Total	1,382,250

Stock-Based Compensation

During the year ended December 31, 2013, we incurred an initial charge related to vested options of $5 million of additional non-cash, stock-based compensation expense in connection with the 2012 Stock Option Adjustment discussed previously.  These amounts are included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2015, 2014 and 2013 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Subscriber-related	$2,164	$1,859	$1,947
General and administrative	17,035	32,294	27,783
Non-cash, stock-based compensation from continuing operations	19,199	34,153	29,730
Non-cash, stock-based compensation from discontinued operations	—	—	925
Total non-cash, stock-based compensation	$19,199	$34,153	$30,655

As of December 31, 2015, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $14 million.  This cost was based on an estimated future forfeiture rate of approximately 3.6% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Valuation

The fair value of each stock option granted for the years ended December 31, 2015, 2014 and 2013 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2015			2014			2013
Risk-free interest rate	1.40%	-	2.19%	1.80%	-	2.84%	0.91%	-	2.66%
Volatility factor	26.42%	-	36.22%	28.53%	-	38.62%	32.37%	-	39.87%
Expected term of options in years	5.5	-	7.8	5.5	-	9.0	5.6	-	10.0
Weighted-average fair value of options granted	$16.14	-	$29.73	$19.08	-	$29.20	$14.49	-	$21.09

While we currently do not intend to declare dividends on our common stock, we may elect to do so from time to time.  Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model was set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions.  Changes in these subjective input assumptions can materially affect the fair value estimate.

We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.

15.Commitments and Contingencies

Commitments

As of December 31, 2015, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Long-term debt obligations	$13,630,996	$1,503,151	$903,170	$1,203,235	$1,403,305	$1,103,379	$7,514,756
Capital lease obligations	166,492	30,849	32,994	36,175	19,503	19,137	27,834
Interest expense on long-term debt and capital lease obligations	4,206,125	772,289	716,328	646,445	618,716	479,170	973,177
Satellite-related obligations	1,960,083	411,734	336,526	327,197	301,102	241,371	342,153
Operating lease obligations	178,918	52,305	32,960	22,563	15,623	10,040	45,427
Purchase obligations	2,325,567	1,768,934	248,443	165,584	115,814	11,892	14,900
Total	$22,468,181	$4,539,262	$2,270,421	$2,401,199	$2,474,063	$1,864,989	$8,918,247

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent that we procure launch and/or in-orbit insurance on our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $336 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 11 and are included on our Consolidated Balance Sheets as of December 31, 2015.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

Wireless

DISH Network Spectrum

We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We have made substantial investments to acquire certain wireless spectrum licenses and related assets.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, we filed an application with the FCC to potentially participate as a bidder in the upcoming Auction 1000.  Auction 1000 is scheduled to begin on March 29, 2016.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.  We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that we will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through our wholly-owned subsidiaries American II and American III, we have made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  Northstar Wireless and SNR Wireless each filed applications with the FCC to participate in Auction 97 (the “AWS-3 Auction”) for the purpose of acquiring certain AWS-3 Licenses.  Each of Northstar Wireless and SNR Wireless applied to receive bidding credits of 25% as designated entities under applicable FCC rules.  In February 2015, one of our wholly-owned subsidiaries received a refund from the FCC of its $400 million upfront payment made in 2014 related to the AWS-3 Auction.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On August 18, 2015, the FCC released a Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless) (each a “Bidding Credit Amount” and collectively the “Bidding Credit Amounts”).  Each of Northstar Wireless and SNR Wireless has filed a notice of appeal and petition for review of the Order with the United States Court of Appeals for the District of Columbia, challenging, among other things, the FCC’s determination that they are ineligible to receive the Bidding Credit Amounts.  We cannot predict with any degree of certainty the timing or outcome of these proceedings.  An adverse ruling against Northstar Wireless or SNR Wireless in these proceedings could potentially result in fines and/or revocation of the Northstar Licenses or SNR Licenses, respectively.

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

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and Northstar Wireless owed the FCC an additional interim payment of approximately $334 million (the “Northstar Interim Payment”), which is equal to 15% of $2.226 billion.  The Northstar Interim Payment is recorded in “FCC auction expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.  Northstar Wireless immediately satisfied the Northstar Interim Payment through the application of funds already on deposit with the FCC and an additional loan from American II of approximately $69 million. As a result, the FCC will not deem Northstar Wireless to be a “current defaulter” under applicable FCC rules.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Amendment to Northstar Wireless Credit Agreement.  On October 1, 2015, American II, Northstar Wireless and Northstar Spectrum amended the First Amended and Restated Credit Agreement dated October 13, 2014, by and among American II, as Lender, Northstar Wireless, as Borrower, and Northstar Spectrum, as Guarantor (as amended, the “Northstar Credit Agreement”), to provide, among other things, that:  (i) the Northstar Interim Payment and any Northstar Re-Auction Payment will be made by American II directly to the FCC and will be deemed as loans under the Northstar Credit Agreement; (ii) the FCC is a third-party beneficiary with respect to American II’s obligation to pay the Northstar Interim Payment and any Northstar Re-Auction Payment; (iii) in the event that the winning bids from re-auction or other award of the AWS-3 Licenses retained by the FCC are less than the winning bids of Northstar Wireless, the purchaser, assignee or transferee of any AWS-3 Licenses from Northstar Wireless is obligated to pay its pro-rata share of the difference (and Northstar Wireless remains jointly and severally liable for such pro-rata share); and (iv) during the period between the due date for the payments guaranteed under the FCC Northstar Guaranty (as discussed below) and the date such guaranteed payments are paid, Northstar Wireless’ payment obligations to American II under the Northstar Credit Agreement will be subordinated to such guaranteed payments.

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

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and SNR Wireless owed the FCC an additional interim payment of approximately $182 million (the “SNR Interim Payment”), which is equal to 15% of $1.211 billion.  The SNR Interim Payment is recorded in “FCC auction expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.  SNR Wireless immediately satisfied the SNR Interim Payment through a portion of an additional loan from American III in an aggregate amount of approximately $344 million.  As a result, the FCC will not deem SNR Wireless to be a “current defaulter” under applicable FCC rules.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Amendment to SNR Wireless Credit Agreement.  On October 1, 2015, American III, SNR Wireless and SNR HoldCo amended the First Amended and Restated Credit Agreement dated October 13, 2014, by and among American III, as Lender, SNR Wireless, as Borrower, and SNR HoldCo, as Guarantor (as amended, the “SNR Credit Agreement”), to provide, among other things, that:  (i) the SNR Interim Payment and any SNR Re-Auction Payment will be made by American III directly to the FCC and will be deemed as loans under the SNR Credit Agreement; (ii) the FCC is a third-party beneficiary with respect to American III’s obligation to pay the SNR Interim Payment and any SNR Re-Auction Payment; (iii) in the event that the winning bids from re-auction or other award of the AWS-3 Licenses retained by the FCC are less than the winning bids of SNR Wireless, the purchaser, assignee or transferee of any AWS-3 Licenses from SNR Wireless is obligated to pay its pro-rata share of the difference (and SNR Wireless remains jointly and severally liable for such pro-rata share); and (iv) during the period between the due date for the payments guaranteed under the FCC SNR Guaranty (as discussed below) and the date such guaranteed payments are paid, SNR Wireless’ payment obligations to American III under the SNR Credit Agreement will be subordinated to such guaranteed payments.

DISH Network Guaranty in Favor of the FCC for Certain SNR Wireless Obligations.  On October 1, 2015, DISH Network entered into a guaranty in favor of the FCC (the “FCC SNR Guaranty,”) with respect to the SNR Interim Payment (which was satisfied on October 1, 2015) and any SNR Re-Auction Payment.  The FCC SNR Guaranty provides, among other things, that  during the period between the due date for the payments guaranteed under the FCC SNR Guaranty and the date such guaranteed payments are paid:  (i) SNR Wireless’ payment obligations to American III under the SNR Credit Agreement will be subordinated to such guaranteed payments; and (ii) DISH Network or American III will withhold exercising certain rights as a creditor of SNR Wireless.

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

SNR Wireless is a wholly-owned subsidiary of SNR HoldCo.  Through American III, we own an 85% non-controlling interest in SNR HoldCo.  SNR Management,  owns a 15% controlling interest in, and is the sole manager of, SNR HoldCo.  SNR HoldCo is governed by a limited liability company agreement by and between American III and SNR Management (the “SNR HoldCo LLC Agreement”).  Pursuant to the SNR HoldCo LLC Agreement, American III and SNR Management made pro-rata equity contributions in SNR HoldCo.  As of October 1, 2015, the total equity contributions from American III and SNR Management to SNR HoldCo were approximately $524 million and $93 million, respectively.  As of October 1, 2015, the total loans from American III to SNR Wireless under the SNR Credit Agreement for payments to the FCC related to the SNR Licenses were approximately $3.847 billion.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

After Northstar Wireless and SNR Wireless satisfied their respective payments to the FCC on October 1, 2015 for the Northstar Licenses and the SNR Licenses, and the Northstar Interim Payment and the SNR Interim Payment (which included an additional bid withdrawal payment), our total non-controlling debt and equity investments in the Northstar Entities and the SNR Entities for payments to the FCC related to the AWS-3 Licenses were approximately $10.191 billion.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 for further information.

On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  By October 2021, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Interim Build-Out Requirement”).  By October 2027, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Final Build-Out Requirement”).  If Northstar Wireless or SNR Wireless fails to meet the AWS-3 Interim Build-Out Requirement, the AWS-3 License term and the AWS-3 Final Build-Out Requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which it fails to meet the requirement.  If Northstar Wireless or SNR Wireless fails to meet the AWS-3 Final Build-Out Requirement, its authorization for each AWS-3 License area in which it fails to meet the requirement may terminate.

We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to make further investments in the Northstar Entities and the SNR Entities.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.    As of December 31, 2015, the remaining obligation of our guarantee was $248 million.

As of December 31, 2015, we have not recorded a liability on the balance sheet for this guarantee.

Purchase Obligations

Our 2016 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, engineering services, and other products and services related to the operation of our Pay-TV services and broadband service.  Our purchase obligations also include certain fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Programming Contracts

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of Pay-TV subscribers to whom we provide the respective content.  These programming commitments are not included in the “Commitments” table above.  The terms of our contracts typically range from one to ten years with annual rate increases.  Our programming expenses will continue to increase to the extent we are successful in growing our Pay-TV subscriber base.  In addition, programming costs continue to increase due to contractual price increases and the renewal of long-term programming contracts on less favorable pricing terms.

Rent Expense

Total rent expense for operating leases related to our continuing operations was $477 million, $469 million and $307 million in 2015, 2014 and 2013, respectively.  Rent expense in 2014 increased as a result of the Satellite and Tracking Stock Transaction.  See Note 6 and Note 19 for further information.

Patents and Intellectual Property

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services that we offer or that we may offer in the future.  We may not be aware of all intellectual property rights that our products or services may potentially infringe.  Damages in patent infringement cases can be substantial, and in certain circumstances can be trebled.  Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses.  Various parties have asserted patent and other intellectual property rights with respect to components of our products and services.  We cannot be certain that these persons do not own the rights they claim, that our products do not infringe on these rights, and/or that these rights are not valid.  Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey® set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 26, 2015, we and EchoStar filed a petition before the United States Patent and Trademark Office challenging the validity of the 233 patent.  The United States Patent and Trademark Office has agreed to institute a proceeding on our petition, as well as on two third-party petitions challenging the validity of the 233 patent, and it heard oral argument on January 16, 2016.  On June 4, 2015, the litigation in the District Court was ordered stayed pending resolution of the proceeding before the United States Patent and Trademark Office.

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

Customedia Technologies, L.L.C.

On February 10, 2016, Customedia Technologies, L.L.C. (“Customedia”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of four patents: United States Patent No. 8,719,090; United States Patent No. 9,053,494; United States Patent No. 7,840,437; and United States Patent No. 8,955,029.  Each patent is entitled “System for Data Management And On-Demand Rental And Purchase Of Digital Data Products.”  Customedia appears to allege infringement in connection with our addressable advertising services, our DISH Anywhere feature, and our Pay-Per-View and video-on-demand offerings.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and the Telemarketing Sales Rule, as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs were seeking civil penalties and damages of approximately $270 million and that the federal plaintiff was seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs are also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We also filed a motion for summary judgment, seeking dismissal of all claims.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. is entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs are entitled to partial summary judgment with respect to ten claims in the action, which includes, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages are questions for trial.  In pre-trial disclosures, the federal plaintiff indicated that it intends to seek up to $900 million in alleged civil penalties, and the state plaintiffs indicated that they now intend to seek $23.5 billion in alleged civil penalties and damages.  The first phase of the bench trial took place January 19, 2016 through February 11, 2016.  The Court will conduct a second phase of the bench trial in October 2016, which we anticipate will cover the plaintiffs’ requested injunctive relief, as well as DISH Network L.L.C.’s response to certain evidence presented by the plaintiffs in the first phase.

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

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 23, 2014, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of the 444 patent.  On April 10, 2015, the Court granted DISH Network L.L.C.’s motion to stay the action in light of DISH Network L.L.C.’s petition and certain other defendants’ petitions pending before the United States Patent and Trademark Office challenging the validity of the 444 patent.  On July 17, 2015, the United States Patent and Trademark Office agreed to institute a proceeding on our petition, and it heard oral argument on February 9, 2016.

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

Grecia

On March 27, 2015, William Grecia (“Grecia”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,533,860 (the “860 patent”), which is entitled “Personalized Digital Media Access System—PDMAS Part II.”  Grecia alleges that we violate the 860 patent in connection with our digital rights management.  Grecia is the named inventor on the 860 patent.  On June 22, 2015, the case was transferred to the United States District Court for the Northern District of California.  On November 18, 2015, Grecia filed an amended complaint adding allegations that we infringe U.S. Patent No. 8,402,555 (the “555 patent”), which is entitled “Personalized Digital Media Access System (PDMAS).” Grecia is the named inventor on the 555 patent.  Grecia alleges that we violate the 555 patent in connection with our digital rights management.  Grecia dismissed his action with prejudice on February 3, 2016.

On February 3, 2016, Grecia filed a new complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of California, alleging infringement of United States Patent No. 8,887,308 (the “308 patent”), which is entitled “Digital Cloud Access—PDMAS Part III,” on which Grecia is also the named inventor.  Grecia alleges that we violate the the 308 patent in connection with our DISH Anywhere feature.

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

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari, but they did not file one.  As a result, the stay of the NBC plaintiffs’ action expired.  On August 6, 2014, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs, pending a final judgment on all claims in the Fox plaintiffs’ action.  The Fox action was dismissed on February 11, 2016.  We and the NBC plaintiffs have until February 26, 2016 by which to file a status report indicating our intended course of action.  No trial date is currently set on the NBC claims.

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

On January 12, 2015, the Court ruled on the Fox plaintiffs’ and our respective motions for summary judgment, holding that:  (a) the Slingbox placeshifting functionality and the PrimeTime Anytime, AutoHop and Hopper Transfers features do not violate the copyright laws; (b) certain quality assurance copies (which were discontinued in November 2012) do violate the copyright laws; and (c) the Slingbox placeshifting functionality, the Hopper Transfers feature and such quality assurance copies breach our Fox retransmission consent agreement.  At the parties’ joint request, the Court had stayed the case until January 15, 2016.  Pursuant to a settlement between us and the Fox plaintiffs, we, EchoStar Technologies L.L.C. and the Fox plaintiffs filed a motion to dismiss with prejudice all of our respective claims pending in the California court.  The Court ordered such dismissal on February 11, 2016.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We intend to vigorously prosecute and defend our position in this case.  In the event that a court ultimately determines that we infringe the asserted copyrights, or are in breach of the retransmission consent agreement, we may be subject to substantial damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  In addition, as a result of this litigation, we may not be able to renew our retransmission consent agreement and other programming agreements on favorable terms or at all.  If we are unable to renew these agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  Loss of access to existing programming could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations and subscriber churn rate.  We cannot predict with any degree of certainty the outcome of this suit or determine the extent of any potential liability or damages.

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

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), a shareholder of LightSquared Inc., filed an adversary proceeding against us, LBAC, EchoStar, Charles W. Ergen (our Chairman and Chief Executive Officer), SP Special Opportunities, LLC (“SPSO”) (an entity controlled by Mr. Ergen), and certain other parties, in the Bankruptcy Court.  Harbinger alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SPSO.  Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than us, LBAC and EchoStar.

On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared filed its complaint, which included various claims against us, EchoStar, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims included, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against us, EchoStar and Mr. Ergen; and Harbinger’s claim against SPSO for statutory disallowance.  These claims proceeded to a non-jury trial on January 9, 2014.  In its Post-Trial Findings of Fact and Conclusions of Law entered on June 10, 2014, the Bankruptcy Court rejected all claims against us and EchoStar, and it rejected some but not all claims against the other defendants.  On July 7, 2015, the United States District Court for the Southern District of New York denied Harbinger’s motion for an interlocutory appeal of certain Bankruptcy Court orders in the adversary proceeding.  On March 27, 2015, the Bankruptcy Court entered an order confirming the Modified Second Amended Joint Plan pursuant to Chapter 11 of the Bankruptcy Code and, on December 7, 2015, the Plan became effective.

We intend to vigorously defend any claims against us in this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

LightSquared/Harbinger Capital Partners LLC (Harbinger Colorado and New York Actions)

On July 8, 2014, Harbinger filed suit against us, LBAC, Mr. Ergen, SPSO, and certain other parties, in the United States District Court for the District of Colorado.  The complaint asserts claims for tortious interference with contract and abuse of process, as well as claims alleging violations of the federal Racketeering Influenced and Corrupt Organization Act and the Colorado Organized Crime Control Act.  Harbinger seeks to rely effectively on the same facts and circumstances that were at issue in the LightSquared adversary proceeding pending in the Bankruptcy Court.  Harbinger argues that the defendants’ alleged conduct, among other things, is responsible for Harbinger’s losing control of LightSquared and causing Harbinger to lose certain of its equity interests or rights in LightSquared.  The complaint seeks damages in excess of $500 million, which under federal and state law may be trebled.  On April 28, 2015, the District Court granted our motion to dismiss the complaint.  On May 28, 2015, Harbinger filed a notice of appeal and on July 27, 2015, the United States Court of Appeals for the Tenth Circuit granted Harbinger’s unopposed motion to dismiss the appeal with prejudice.  The Colorado matter is now concluded.

On July 21, 2015, Harbinger filed a substantially similar complaint against us, LBAC, Mr. Ergen, SPSO, and certain other parties, in the United States District Court for the Southern District of New York.  The complaint again asserts claims for tortious interference with contract and abuse of process, and also repeats the same claims alleging violations of the federal Racketeering Influenced and Corrupt Organization Act and the Colorado Organized Crime Control Act.  Harbinger again seeks to rely on the same facts and circumstances that were at issue in the LightSquared adversary proceeding pending in the Bankruptcy Court.  Harbinger argues that the defendants’ alleged conduct, among other things, is responsible for Harbinger’s losing control of LightSquared and causing Harbinger to lose certain of its equity interests or rights in LightSquared.  This complaint seeks damages in excess of $1.5 billion, which under federal and state law may be trebled.  On November 2, 2015, we filed a motion to dismiss the complaint, and discovery was stayed pending resolution of our motion to dismiss.  On December 22, 2015, Harbinger filed a motion to voluntarily dismiss the complaint without prejudice.   The District Court ordered such dismissal on December 23, 2015.  The New York matter is now concluded.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Phoenix Licensing, L.L.C./LPL Licensing, L.L.C.

On October 17, 2014, Phoenix Licensing, L.L.C. and LPL Licensing, L.L.C. (together referred to as “Phoenix”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,987,434 entitled “Apparatus and Method for Transacting Marketing and Sales of Financial Products”; 7,890,366 entitled “Personalized Communication Documents, System and Method for Preparing Same”; 8,352,317 (the “317 patent”) entitled “System for Facilitating Production of Variable Offer Communications”; 8,234,184 entitled “Automated Reply Generation Direct Marketing System”; and 6,999,938 entitled “Automated Reply Generation Direct Marketing System.”  Phoenix alleged that we infringe the asserted patents by making and using products and services that generate customized marketing materials.  Phoenix is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On September 15, 2015, we and certain other parties filed a petition for a covered business method patent review of the 317 Patent (the “CBM Patent Review”) before the United States Patent and Trademark Office.  On November 4, 2015, the Court dismissed all of Phoenix’s claims in the action against us with prejudice pursuant to a settlement agreement.  As a result, we withdrew from the CBM Patent Review.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

TQ Delta, LLC

On July 17, 2015, TQ Delta, LLC (“TQ Delta”) filed a complaint against us and our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C. in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 6,961,369 (the “369 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 8,718,158 (the “158 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 9,014,243 (the “243 patent”), which is entitled “System and Method for Scrambling Using a Bit Scrambler and a Phase Scrambler”; United States Patent No. 7,835,430 (the “430 patent”), which is entitled “Multicarrier Modulation Messaging for Frequency Domain Received Idle Channel Noise Information”; United States Patent No. 8,238,412 (the “412 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; United States Patent No. 8,432,956 (the “956 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; and United States Patent No. 8,611,404 (the “404 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability.”  TQ Delta alleges that our satellite TV service, Internet service, set-top boxes, gateways, routers, modems, adapters and networks that operate in accordance with one or more Multimedia over Coax Alliance Standards infringe the asserted patents.  On the same day, in the same court, TQ Delta filed actions alleging infringement of the same patents against Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc.  TQ Delta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial has been set for November 13, 2017.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

16.Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  Operating income is the primary measure used by our chief operating decision maker to evaluate segment operating performance.  We currently operate two primary business segments, DISH and Wireless.  See Note 1 for further information.

All other and eliminations primarily include intersegment eliminations related to intercompany debt and the related interest income and interest expense, which are eliminated in consolidation.

	As of December 31,
	2015	2014
	(In thousands)
Total assets:
DISH	$22,392,447	$21,362,464
Wireless (1)	16,300,465	7,577,894
Eliminations	(15,806,202)	(6,894,817)
Total assets	$22,886,710	$22,045,541

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

			All
			Other &	Consolidated
	DISH	Wireless	Eliminations	Total
	(In thousands)
Year Ended December 31, 2015
Total revenue	$15,068,505	$396	$—	$15,068,901
Depreciation and amortization	955,749	44,299	—	1,000,048
Operating income (loss)	2,037,971	(705,575)	—	1,332,396
Interest income	859,605	9,434	(849,516)	19,523
Interest expense, net of amounts capitalized	(844,249)	(499,277)	849,516	(494,010)
Other, net	82,160	195,883	—	278,043
Income tax (provision) benefit, net	(759,148)	392,472	—	(366,676)
Income (loss) from continuing operations	1,376,339	(607,063)	—	769,276

Year Ended December 31, 2014
Total revenue	$14,643,049	$410	$(72)	$14,643,387
Depreciation and amortization	1,006,082	71,854	—	1,077,936
Operating income (loss)	1,922,363	(97,912)	—	1,824,451
Interest income	376,422	15,384	(329,965)	61,841
Interest expense, net of amounts capitalized	(821,766)	(119,408)	329,965	(611,209)
Other, net	(9,414)	(59,927)	—	(69,341)
Income tax (provision) benefit, net	(436,753)	159,913	—	(276,840)
Income (loss) from continuing operations	1,030,851	(101,949)	—	928,902

Year Ended December 31, 2013
Total revenue	$13,903,091	$1,774	$—	$13,904,865
Depreciation and amortization	952,793	101,233	—	1,054,026
Operating income (loss)	1,938,998	(590,819)	—	1,348,179
Interest income	197,095	99,953	(148,183)	148,865
Interest expense, net of amounts capitalized	(742,207)	(150,961)	148,183	(744,985)
Other, net	42,719	342,137	—	384,856
Income tax (provision) benefit, net	(511,491)	211,665	—	(299,826)
Income (loss) from continuing operations	925,114	(88,025)	—	837,089

(1)	This increase in assets is primarily related to our non-controlling investments in the Northstar Entities and the SNR Entities related to the AWS-3 Licenses. See Note 15 for further information.

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the products are delivered and services are provided.  All revenue from continuing operations was derived from the United States.

17.Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2015, 2014 and 2013 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2015	$23,603	$104,926	$(106,362)	$22,167
December 31, 2014	$15,981	$156,318	$(148,696)	$23,603
December 31, 2013	$13,834	$129,372	$(127,225)	$15,981

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

18.Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31 (1)
	(In thousands, except per share data)
Year ended December 31, 2015:
Total revenue	$3,724,228	$3,832,425	$3,733,565	$3,778,683
Operating income (loss)	483,863	533,987	441,720	(127,174)
Income (loss) from continuing operations	353,252	332,326	202,610	(118,912)
Net income (loss)	353,252	332,326	202,610	(118,912)
Net income (loss) attributable to DISH Network	351,485	324,423	196,479	(125,295)

Basic net income (loss) per share attributable to DISH Network	$0.76	$0.70	$0.42	$(0.27)

Diluted net income (loss) per share attributable to DISH Network	$0.76	$0.70	$0.42	$(0.27)

Year ended December 31, 2014:
Total revenue	$3,594,198	$3,688,119	$3,679,351	$3,681,719
Operating income (loss)	446,298	454,744	388,509	534,900
Income (loss) from continuing operations	170,817	207,129	143,035	407,921
Net income (loss)	170,817	207,129	143,035	407,921
Net income (loss) attributable to DISH Network	175,931	213,313	145,519	409,930

Basic net income (loss) per share attributable to DISH Network	$0.38	$0.46	$0.32	$0.89

Diluted net income (loss) per share attributable to DISH Network	$0.38	$0.46	$0.31	$0.88

(1) The fourth quarter 2015 was negatively impacted by the “FCC auction expense” of $516 million and an impairment charge for the D1 satellite and related ground equipment of $123 million.

19.Related Party Transactions

Related Party Transactions with EchoStar

Following the Spin-off, we and EchoStar have operated as separate publicly-traded companies, and, except for the Satellite and Tracking Stock Transaction and Sling TV Holding described below, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman and Chief Executive Officer, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

“Trade accounts receivable”

As of December 31, 2015 and 2014, trade accounts receivable from EchoStar was $23 million and $31 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Trade accounts payable”

As of December 31, 2015 and 2014, trade accounts payable to EchoStar was $281 million and $252 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the years ended December 31, 2015, 2014 and 2013, we received $46 million, $62 million and $45 million, respectively, for equipment sales, services and other revenue from EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

EchoStar XV.  During May 2013, we began leasing satellite capacity to EchoStar on EchoStar XV and relocated the satellite for testing at EchoStar’s Brazilian authorization at the 45 degree orbital location.  Effective March 1, 2014, this lease converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.  This lease terminated in November 2015 and EchoStar relocated this satellite from the 45 degree orbital location back to the 61.5 degree orbital location where it currently serves as an in-orbit spare.

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

“Subscriber-related expenses”

During the years ended December 31, 2015, 2014 and 2013, we incurred $98 million, $80 million and $38 million, respectively, for subscriber-related expenses from EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, dishNET Satellite Broadband L.L.C. (“dishNET Satellite Broadband”), our indirect wholly-owned subsidiary, and HNS entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which dishNET Satellite Broadband has the right, but not the obligation, to market, sell and distribute the HNS satellite Internet service (the “Service”).  dishNET Satellite Broadband pays HNS a monthly per subscriber wholesale service fee for the Service based upon the subscriber’s service level, and, beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET Satellite Broadband has the right, but not the obligation, to purchase certain broadband equipment from HNS to support the sale of the Service.  As part of the Satellite and Tracking Stock Transaction, on February 20, 2014, dishNET Satellite Broadband and HNS amended the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement through March 1, 2024.  Thereafter, the Distribution Agreement automatically renews for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

For the years ended December 31, 2015, 2014 and 2013, we purchased broadband equipment from HNS of $11 million, $24 million and $59 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  We also purchase certain broadband equipment from EchoStar under the 2012 Receiver Agreement, discussed below.

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

“Satellite and transmission expenses”

During the years ended December 31, 2015, 2014 and 2013, we incurred $723 million, $653 million and $494 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

Satellite Capacity Leased from EchoStar. Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease. See “Pay-TV Satellites” in Note 8 for further information. The term of each lease is set forth below:

•

EchoStar I, VII, X, XI and XIV.  On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar I, VII, X, XI and XIV satellites.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  The satellite capacity agreement for EchoStar I expired on November 30, 2015.

•

EchoStar VIII.  During May 2013, we began leasing capacity from EchoStar on EchoStar VIII as an in-orbit spare.  Effective March 1, 2014, this lease converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.  This lease terminated in November 2015.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Nimiq 5 Agreement.  During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we currently receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussion under “Guarantees” in Note 15.

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

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we receive service from EchoStar on 24 DBS transponders.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explored alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar provided us with alternate capacity at the 77 degree orbital location.  During the first quarter 2013, we and EchoStar entered into an agreement pursuant to which we sublease five DBS transponders back to EchoStar.  During January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DBSD North America Agreement.  On March 9, 2012, we completed the DBSD Transaction.  During the second quarter 2011, EchoStar acquired Hughes.  Prior to our acquisition of DBSD North America and EchoStar’s acquisition of Hughes, DBSD North America and HNS entered into an agreement pursuant to which HNS provides, among other things, hosting, operations and maintenance services for DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement will expire on February 15, 2017.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Since the Exchange Agreement is among entities under common control, we recorded the difference between the historical cost basis of the assets transferred to EchoStar and our historical cost basis in EchoStar’s one-third noncontrolling interest in Sling TV Holding as a $6 million, net of deferred taxes, capital distribution in “Additional paid-in capital” on our Consolidated Balance Sheets.  In addition, we recorded the initial fair value of EchoStar’s ten percent non-voting interest as a $14 million, net of deferred taxes, deemed distribution in “Additional paid-in capital” on our Consolidated Balance Sheets.

EchoStar’s ten percent non-voting interest is redeemable contingent on a certain performance goal being achieved by Sling TV Holding.  In addition, subject to certain conditions, the interest is redeemable at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity and is recorded as “Redeemable noncontrolling interests” in the mezzanine section of our Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV Holding was initially accounted for at fair value.  The performance goal was determined to be probable during the third quarter 2015.  Accordingly, the value of EchoStar’s redeemable noncontrolling interest in Sling TV Holding is adjusted each reporting period for any change in redemption value above the initial fair value (adjusted for the operating results of Sling TV Holding attributable to EchoStar subsequent to August 1, 2014), with the offset recorded in “Additional paid-in capital,” net of deferred taxes, on our Consolidated Balance Sheets.  As of December 31, 2015, this difference was $10 million, net of deferred taxes.  Subsequent to the Exchange Agreement, the operating results of Sling TV Holding attributable to EchoStar are recorded as “Redeemable noncontrolling interests” in our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

“General and administrative expenses”

During the years ended December 31, 2015, 2014 and 2013, we incurred $92 million, $108 million and $90 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

•	Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on December 31, 2016.

•	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado is for a period ending on December 31, 2016.

•	EchoStar Data Networks Sublease Agreement. The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia is for a period ending on October 31, 2016.

•

Gilbert Lease Agreement. Effective August 1, 2014, we began leasing certain space from EchoStar at 801 N. DISH Dr. in Gilbert, Arizona for a period ending on July 31, 2016.  We also have renewal options for three additional one-year terms.

•	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

Application Development Agreement.  During the fourth quarter 2012, we and EchoStar entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which EchoStar provides us with certain services relating to the development of web-based applications for set-top boxes for a period ending on February 1, 2017.  The Application Development Agreement renews automatically for successive one-year periods thereafter, unless terminated earlier by us or EchoStar at any time upon at least 90 days notice.  The fees for services provided under the Application Development Agreement are calculated at EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement renewed on January 1, 2016 for an additional one-year period until January 1, 2017 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.  Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Equipment sales, services and other revenue - EchoStar” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Agreements - EchoStar

Receiver Agreement.  EchoStar is currently our primary supplier of set-top box receivers.  Effective January 1, 2012, we and EchoStar entered into a receiver agreement (the “2012 Receiver Agreement”) pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment.  On November 4, 2015, we and EchoStar amended the 2012 Receiver Agreement to extend the term thereof for one additional year until December 31, 2016.    The 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.  EchoStar provides us with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.

For the years ended December 31, 2015, 2014 and 2013, we purchased set-top boxes and other equipment from EchoStar of $753 million, $1.114 billion and $1.242 billion, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

We and EchoStar file combined income tax returns in certain states.  In 2015 and 2014, EchoStar earned and recognized a tax benefit for certain state income tax credits that EchoStar estimates it would be unable to utilize in the future if it had filed separately from us.  In addition, EchoStar earned and recognized tax benefits for certain federal income tax credits, a portion of which were allocated to us under IRS rules for affiliated companies.  We expect to utilize these tax credits to reduce our federal and state income tax payable in the future.  In accordance with accounting rules that apply to transfers of assets between entities under common control, we recorded a capital contribution of $3 million and $5 million in “Additional paid-in capital” on our Consolidated Balance Sheets for the years ended December 31, 2015 and 2014, respectively, representing the amount that we estimate is more likely than not to be realized by us as a result of our utilization of these tax credits earned.  Any payments made to EchoStar related to the utilization of these credits will be recorded as a reduction to “Additional paid-in capital” on our Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

During the fourth quarter 2013, we and EchoStar amended and restated the T2 Development Agreement (the “Amended and Restated T2 Development Agreement”), which superseded and replaced the T2 Development Agreement.  Under the Amended and Restated T2 Development Agreement, EchoStar reimbursed us for amounts we paid pursuant to the T2 ATP with SS/L.  During the years ended December 31, 2014 and 2013, we received payments from EchoStar of approximately $13 million and $35 million, respectively, under the Amended and Restated T2 Development Agreement to reimburse us for amounts paid to SS/L.  In exchange, we granted EchoStar the right and option to purchase our rights in the T2 satellite for the sum of $55 million, exercisable at any time during the term of the Amended and Restated T2 Development Agreement.  During the fourth quarter 2014, EchoStar purchased our rights to the T2 satellite for $55 million.  In accordance with accounting principles that apply to transfers of assets between companies under common control, we recorded the difference between our historical cost basis of the satellite and the fair value of the satellite transferred to EchoStar as a $9 million, net of deferred taxes, capital contribution in “Additional paid-in capital” on our Consolidated Balance Sheets.

Satellite and Tracking Stock Transaction with EchoStar.  To improve our position in the growing consumer satellite broadband market, among other reasons, on February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things: (i) on March 1, 2014, we transferred to EchoStar and HSSC the Transferred Satellites, including related in-orbit incentive obligations and cash interest payments of approximately $59 million and approximately $11 million in cash in exchange for the Tracking Stock; and (ii) beginning on March 1, 2014, we lease back all available satellite capacity on the Transferred Satellites.  The Satellite and Tracking Stock Transaction is further described below:

•

Transaction Agreement.  On February 20, 2014, DOLLC, DNLLC and EchoStar XI Holding L.L.C., all indirect wholly-owned subsidiaries of us, entered into the Transaction Agreement with EchoStar, HSSC and Alpha Company LLC, a wholly-owned subsidiary of EchoStar, pursuant to which, on March 1, 2014, we, among other things, transferred to EchoStar and HSSC the Transferred Satellites in exchange for the Tracking Stock.  The Tracking Stock generally tracks the Hughes Retail Group.  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar’s and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  As such, the Tracking Stock is accounted for under the cost method of accounting.  The Transaction Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

•

Satellite Capacity Leased from EchoStar.  On February 20, 2014, we entered into satellite capacity agreements with certain subsidiaries of EchoStar pursuant to which, beginning March 1, 2014, we, among other things, lease all available satellite capacity on the Transferred Satellites.  The satellite capacity agreement for EchoStar I expired on November 30, 2015.  See further information under “Satellite and transmission expenses – Satellite Capacity Leased from EchoStar.”

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

PMC.  During 2008, PMC filed suit against us; EchoStar and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277 and 5,887,243, which relate to satellite signal processing.  On May 7, 2015, we, EchoStar and PMC entered into a settlement and release agreement that provided, among other things, for a license by PMC to us and EchoStar for certain patents and patent applications and the dismissal of all of PMC’s claims in the action against us and EchoStar with prejudice.  On June 4, 2015, the Court dismissed all of PMC’s claims in the action against us and EchoStar with prejudice.  See Note 15 for further information.  In June 2015, we and EchoStar agreed that EchoStar would contribute a one-time payment of $5 million towards the settlement under the agreements entered into in connection with the Spin-off and the 2012 Receiver Agreement.

gTLD Bidding Agreement.  In April 2015, we and EchoStar entered into a gTLD Bidding Agreement whereby, among other things:  (i) we obtained rights from EchoStar to participate in a generic top level domain (“gTLD”) auction, assuming all rights and obligations from EchoStar related to EchoStar’s application with ICANN for a particular gTLD; (ii) we agreed to reimburse EchoStar for its ICANN application fee and certain out-of-pocket expenses related to the application and the auction; and (iii) we and EchoStar agreed to split equally the net proceeds obtained by us as the losing bidder in the auction, less such fee reimbursement and out-of-pocket expenses.  During the year ended December 31, 2015, we paid EchoStar approximately $1 million related to this agreement.

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

Related Party Transactions with NagraStar L.L.C.

NagraStar is a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.  These expenses are recorded in “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We record all payables in “Trade accounts payable – other” or “Other accrued expenses” on our Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$89,195	$84,636	$91,712

	As of December 31,
	2015	2014
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$19,362	$14,819
Commitments to NagraStar	$1,532	$12,368