Form 10-Q
period 2016-03-31
DISH Network CORP
filed 2016-04-20
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016.

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

As of April 12, 2016, the registrant’s outstanding common stock consisted of 226,278,046 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$708,972	$1,053,158
Marketable investment securities	161,634	557,911
Trade accounts receivable, net of allowance for doubtful accounts of $15,608 and $22,167, respectively	806,091	864,028
Inventory	455,257	390,328
Derivative financial instruments (Note 2)	324,285	556,828
Other current assets	101,262	120,990
Total current assets	2,557,501	3,543,243

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	82,374	82,374
Property and equipment, net	2,845,840	2,924,180
FCC authorizations	15,854,769	15,667,604
Other investment securities	324,371	327,250
Other noncurrent assets, net	344,519	342,059
Total noncurrent assets	19,451,873	19,343,467
Total assets	$22,009,374	$22,886,710

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$561,347	$470,226
Deferred revenue and other	869,367	869,659
Accrued programming	1,587,399	1,532,809
Accrued interest	184,072	224,513
Other accrued expenses	607,589	531,733
Current portion of long-term debt and capital lease obligations	35,199	1,534,000
Total current liabilities	3,844,973	5,162,940

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	12,215,940	12,221,925
Deferred tax liabilities	2,137,747	2,084,789
Long-term deferred revenue and other long-term liabilities	390,375	385,026
Total long-term obligations, net of current portion	14,744,062	14,691,740
Total liabilities	18,589,035	19,854,680

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	298,760	284,243

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 226,276,806 and 281,866,884 shares issued, 226,276,806 and 225,748,624 shares outstanding, respectively	2,263	2,819
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	2,807,303	2,779,978
Accumulated other comprehensive income (loss)	19,607	61,981
Accumulated earnings (deficit) (Note 2)	291,477	1,471,084
Treasury stock, at cost (Note 2)	—	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	3,123,034	2,748,787
Noncontrolling interests	(1,455)	(1,000)
Total stockholders’ equity (deficit)	3,121,579	2,747,787
Total liabilities and stockholders’ equity (deficit)	$22,009,374	$22,886,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months
	Ended March 31,
	2016	2015
Revenue:
Subscriber-related revenue	$3,775,478	$3,693,530
Equipment sales and other revenue	11,757	30,698
Total revenue	3,787,235	3,724,228

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	2,221,320	2,171,719
Satellite and transmission expenses	175,645	186,840
Cost of sales - equipment, services and other	11,987	30,495
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	62,478	52,925
Other subscriber acquisition costs	192,504	209,176
Subscriber acquisition advertising	128,363	143,590
Total subscriber acquisition costs	383,345	405,691
General and administrative expenses	201,169	199,408
Depreciation and amortization (Note 8)	233,627	246,212
Total costs and expenses	3,227,093	3,240,365

Operating income (loss)	560,142	483,863

Other Income (Expense):
Interest income	3,953	8,494
Interest expense, net of amounts capitalized	(667)	(156,313)
Other, net	67,065	120,289
Total other income (expense)	70,351	(27,530)

Income (loss) before income taxes	630,493	456,333
Income tax (provision) benefit, net	(235,533)	(103,081)
Net income (loss)	394,960	353,252
Less: Net income (loss) attributable to noncontrolling interests, net of tax	5,670	1,767
Net income (loss) attributable to DISH Network	$389,290	$351,485

Weighted-average common shares outstanding - Class A and B common stock:
Basic	464,375	462,090
Diluted	465,219	464,046

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.84	$0.76
Diluted net income (loss) per share attributable to DISH Network	$0.84	$0.76

Comprehensive Income (Loss):
Net income (loss)	$394,960	$353,252
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(2,601)	7,422
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(64,690)	(59,487)
Deferred income tax (expense) benefit, net	24,917	(43,411)
Total other comprehensive income (loss), net of tax	(42,374)	(95,476)
Comprehensive income (loss)	352,586	257,776
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	5,670	1,767
Comprehensive income (loss) attributable to DISH Network	$346,916	$256,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$394,960	$353,252
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	233,627	246,212
Realized and unrealized losses (gains) on investments	(66,980)	(127,024)
Non-cash, stock-based compensation	4,477	7,709
Deferred tax expense (benefit)	80,967	12,477
Other, net	8,978	20,753
Changes in current assets and current liabilities, net	247,169	378,218
Net cash flows from operating activities	903,198	891,597

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(23,059)	(13,507)
Sales and maturities of marketable investment securities	440,669	1,802,460
Settlement of derivative financial instruments	220,871	—
Purchases of property and equipment	(169,169)	(212,110)
Capitalized interest related to FCC authorizations (Note 2)	(225,360)	(62,150)
AWS-3 FCC license refunds (deposits), net (Note 10)	—	(8,675,567)
Other, net	13,559	3,282
Net cash flows from investing activities	257,511	(7,157,592)

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes (Note 9)	(1,500,000)	—
Capital contributions from Northstar Manager and SNR Management (Note 10)	—	204,200
Repayment of long-term debt and capital lease obligations	(8,020)	(7,116)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	3,057	6,345
Other, net	68	7,967
Net cash flows from financing activities	(1,504,895)	211,396

Net increase (decrease) in cash and cash equivalents	(344,186)	(6,054,599)
Cash and cash equivalents, beginning of period	1,053,158	7,104,496
Cash and cash equivalents, end of period	$708,972	$1,049,897

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

Pay-TV and Broadband

We offer pay-TV services under the DISH®  brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  Prior to 2015, we launched our Sling International video programming service (formerly known as DishWorld), which historically represented a small percentage of our Pay-TV subscribers.  During February and June 2015, we launched our Sling domestic and Sling Latino services, respectively.  In addition to these Sling TV services that may only be streamed on one device at a time (single-stream services), on April 13, 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.  All Sling TV subscribers are included in our Pay-TV subscriber count.  As of March 31, 2016, we had 13.874 million Pay-TV subscribers in the United States.

In addition, we market broadband services under the dishNET™ brand, which had 0.628 million subscribers in the United States as of March 31, 2016.  Our satellite broadband service utilizes advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide.  This service primarily targets rural residents that are underserved, or unserved, by wireline broadband.  In addition to the dishNET branded satellite broadband service, we also offer wireline voice and broadband services under the dishNET brand as a competitive local exchange carrier primarily to consumers living in a 14-state region in the western United States.  We primarily bundle our dishNET branded services with our DISH branded pay-TV service.

Wireless

DISH Network Spectrum

We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  As we consider our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure, as well as the acquisition of additional wireless spectrum.  For example, on February 10, 2016, we filed an application with the FCC to potentially participate as a bidder in the forward auction phase of the broadcast television spectrum incentive auction (“Auction 1000”).  Auction 1000 will take place in two phases.  In the first phase or reverse auction phase, participating television broadcasters will “sell” their rights to use certain broadcast television spectrum in the 600 MHz frequency range to the FCC.  In the second phase or forward auction phase, the FCC will “resell” that spectrum to various auction participants, including wireless service providers and other potential bidders.  The first phase of Auction 1000 began on March 29, 2016.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.  See Note 10 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through our wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), we have made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets.  Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 for further information.

The AWS-3 Licenses are subject to certain interim and final build-out requirements.  We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, and comply with regulations applicable to such AWS-3 Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.    See Note 10 for further information.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

EchoStar’s ten percent non-voting interest is redeemable contingent on a certain performance goal being achieved by Sling TV Holding.  In addition, subject to certain conditions, the interest is redeemable at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity and is recorded as “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV Holding was initially accounted for at fair value.  The performance goal has been determined to be probable of achievement.  Accordingly, the value of EchoStar’s redeemable noncontrolling interest in Sling TV Holding is adjusted each reporting period for any change in redemption value above the initial fair value (adjusted for the operating results of Sling TV Holding attributable to EchoStar subsequent to August 1, 2014), with the offset recorded in “Additional paid-in capital,” net of deferred taxes, on our Condensed Consolidated Balance Sheets.  The operating results of Sling TV Holding attributable to EchoStar are recorded as “Redeemable noncontrolling interests” in our Condensed Consolidated Balance Sheets effective August 1, 2014, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 12 for further information on Sling TV Holding and the Exchange Agreement.

Northstar Wireless.  Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, which is an entity owned by Northstar Manager, LLC (“Northstar Manager”) and us.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we have consolidated Northstar Spectrum into our financial statements beginning in the fourth quarter 2014.  After the five-year anniversary of the grant of the AWS-3 Licenses to Northstar Wireless (and in certain circumstances, prior to the five-year anniversary of the grant of the AWS-3 Licenses to Northstar Wireless), Northstar Manager has the ability, but not the obligation, to require Northstar Spectrum to purchase Northstar Manager’s ownership interests in Northstar Spectrum (the “Northstar Put Right”) for a purchase price that generally equals its equity contribution to Northstar Spectrum plus a fixed annual rate of return.  In the event that the Northstar Put Right is exercised by Northstar Manager, the consummation of the sale will be subject to FCC approval.  Northstar Spectrum does not have a call right with respect to Northstar Manager’s ownership interests in Northstar Spectrum.  Although Northstar Manager is the sole manager of Northstar Spectrum, Northstar Manager’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets.  Northstar Manager’s ownership interest in Northstar Spectrum was initially accounted for at fair value.  Subsequently, Northstar Manager’s ownership interest in Northstar Spectrum is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” in our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interest, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The operating results of Northstar Spectrum attributable to Northstar Manager are recorded as “Redeemable noncontrolling interests” in our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 10 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

SNR Wireless.  SNR Wireless is a wholly-owned subsidiary of SNR HoldCo, which is an entity owned by SNR Wireless Management, LLC (“SNR Management”) and us.  Under the applicable accounting guidance in ASC 810, SNR HoldCo is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we have consolidated SNR HoldCo into our financial statements beginning in the fourth quarter 2014.  After the five-year anniversary of the grant of the AWS-3 Licenses to SNR Wireless (and in certain circumstances, prior to the five-year anniversary of the grant of the AWS-3 Licenses to SNR Wireless), SNR Management has the ability, but not the obligation, to require SNR HoldCo to purchase SNR Management’s ownership interests in SNR HoldCo (the “SNR Put Right”) for a purchase price that generally equals its equity contribution to SNR HoldCo plus a fixed annual rate of return.  In the event that the SNR Put Right is exercised by SNR Management, the consummation of the sale will be subject to FCC approval.  SNR HoldCo does not have a call right with respect to SNR Management’s ownership interests in SNR HoldCo.  Although SNR Management is the sole manager of SNR HoldCo, SNR Management’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets.  SNR Management’s ownership interest in SNR HoldCo was initially accounted for at fair value.  Subsequently, SNR Management’s ownership interest in SNR HoldCo is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” in our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interest, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The operating results of SNR HoldCo attributable to SNR Management are recorded as “Redeemable noncontrolling interests” in our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 10 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We are currently preparing for the commercialization of our AWS-4 and H Block wireless spectrum licenses, and interest expense related to their carrying amount is being capitalized.  In addition, on October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, in which we have made certain non-controlling investments.  Northstar Wireless and SNR Wireless are preparing for the commercialization of their AWS-3 Licenses, and began capitalizing interest related to these AWS-3 Licenses as of October 27, 2015.  As the carrying amount of these licenses is more than the amount of long-term debt and capital lease obligations on our Condensed Consolidated Balance Sheets as of March 31, 2016, materially all of our interest expense is capitalized.

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

As of March 31, 2016 and December 31, 2015, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 6 for the fair value of our marketable investment securities and derivative financial instruments.

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

As of March 31, 2016 and December 31, 2015, we held derivative financial instruments indexed to the trading price of common equity securities with a fair value of $324 million and $557 million, respectively.  The fair value of the derivative financial instruments is dependent on the trading price of the indexed common equity securities, which may be volatile and vary depending on, among other things, the issuer’s financial and operational performance and market conditions.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Treasury Stock

During the first quarter 2016, our Board of Directors approved the retirement of all 56,118,260 shares of our treasury stock.  As a result, the following amounts were recorded on our Condensed Consolidated Balance Sheets during the three months ended March 31, 2016:  (i) a $1.569 billion reduction of “Treasury stock, at cost”; (ii) a $0.6 million reduction of “Class A common stock” related to the par value of the treasury stock; and (iii) a $1.568 billion reduction of “Accumulated earnings (deficit)” for the remaining amount.  The retirement also reduced the number of issued shares of Class A common stock by 56,118,260 shares.

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board to create common revenue recognition guidance for GAAP and International Financial Reporting Standards.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.  The new standard could impact revenue and cost recognition for a significant number of our contracts, as well as our business processes and information technology systems.  As a result, our evaluation of the effect of the new standard will likely extend over several future periods.  On July 9, 2015, the FASB approved a one year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018.

Recognition and Measurement of Financial Assets and Financial Liabilities.  On January 6, 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-01 will have on our condensed consolidated financial statements.

Leases.    On February 25, 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our condensed consolidated financial statements.

Compensation – Stock Compensation.  On March 30, 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  This standard addresses  several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-09 will have on our condensed consolidated financial statements.

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

	For the Three Months
	Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Net income (loss)	$394,960	$353,252
Less: Net income (loss) attributable to noncontrolling interests, net of tax	5,670	1,767
Net income (loss) attributable to DISH Network	$389,290	$351,485

Weighted-average common shares outstanding - Class A and B common stock:
Basic	464,375	462,090
Dilutive impact of stock awards outstanding	844	1,956
Diluted	465,219	464,046

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.84	$0.76
Diluted net income (loss) per share attributable to DISH Network	$0.84	$0.76

As of March 31, 2016 and 2015, there were stock awards to acquire 1.4 million and 0.4 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our performance based stock incentive plans (“Restricted Performance Units”) is contingent upon meeting certain goals, some of which are not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of March 31,
	2016	2015
	(In thousands)
Performance based options	4,459	4,018
Restricted Performance Units	1,409	1,394
Total	5,868	5,412

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash paid for interest (including capitalized interest)	$230,277	$230,382
Cash received for interest	4,153	11,488
Cash paid for income taxes	46,438	944
Capitalized interest (1)	191,651	65,999
Employee benefits paid in Class A common stock	24,984	—
Satellites and other assets financed under capital lease obligations	988	—

(1)	See Note 2 for further information.

5.Other Comprehensive Income (Loss)

The following table presents the tax effect on each component of “Other comprehensive income (loss).”

	For the Three Months Ended March 31,
	2016			2015
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit (1)	Amount
	(In thousands)
Unrealized holding gains (losses) on available-for-sale securities	$(2,601)	$963	$(1,638)	$7,422	$(2,744)	$4,678
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(64,690)	23,954	(40,736)	(59,487)	(40,667)	(100,154)
Other comprehensive income (loss)	$(67,291)	$24,917	$(42,374)	$(52,065)	$(43,411)	$(95,476)

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

We elected to use the aggregate portfolio method to determine when the $63 million would be released from “Accumulated other comprehensive income (loss)” to “Income tax (provision) benefit, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Under the aggregate portfolio approach, the intra-period tax allocation remaining in “Accumulated other comprehensive income (loss)” is not released to “Income tax (provision) benefit, net” until such time that the specific portfolio of available-for-sale securities that generated the original intra-period allocation is liquidated.  During the first quarter 2015, this specific available-for-sale security portfolio was liquidated and the $63 million credit that was previously recorded in “Accumulated other comprehensive income (loss)” was released to “Income tax (provision) benefit, net.”  This adjustment has no net effect on “Net cash flows from operating activities” or “Total stockholders’ equity (deficit).”

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax.

Unrealized/
Recognized
Gains
Accumulated Other Comprehensive Income (Loss)	(Losses)
(In thousands)
Balance as of December 31, 2015	$61,981
Other comprehensive income (loss) before reclassification	(1,638)
Amounts reclassified from accumulated other comprehensive income (loss)	(40,736)
Balance as of March 31, 2016	$19,607

6.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2016	2015
	(In thousands)
Marketable investment securities:
Current marketable investment securities - strategic	$119,734	$259,145
Current marketable investment securities - other	41,900	298,766
Total current marketable investment securities	161,634	557,911
Restricted marketable investment securities (1)	82,307	82,280
Total marketable investment securities	243,941	640,191

Restricted cash and cash equivalents (1)	67	94

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method	228,795	228,795
Investment in HSSC preferred tracking stock - cost method	87,409	87,409
Other investment securities - cost method	8,167	11,046
Total other investment securities	324,371	327,250

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$568,379	$967,535

(1)

Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale, except as specified below.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities -  Strategic

Our current strategic marketable investment securities portfolio includes strategic and financial debt and equity investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of March 31, 2016,  this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2016 and December 31, 2015, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2016 and December 31, 2015, we had accumulated net unrealized gains of $30 million and $98 million, respectively.  These amounts, net of related tax effect, were $20 million and $62 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2016				As of December 31, 2015
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U. S. Treasury and agency securities	$82,144	$45	$(6)	$39	$82,124	$2	$(135)	(133)
Corporate securities	136,100	27,501	(7)	27,494	349,897	29,370	(480)	28,890
Other	3,170	71	(11)	60	47,847	73	(17)	56
Equity securities	22,527	4,185	(1,546)	2,639	160,323	68,751	(41)	68,710
Total	$243,941	$31,802	$(1,570)	$30,232	$640,191	$98,196	$(673)	$97,523

As of March 31, 2016, restricted and non-restricted marketable investment securities included debt securities of $102 million with contractual maturities within one year, $28 million with contractual maturities extending longer than one year through and including five years and $91 million with contractual maturities longer than ten years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of March 31, 2016, the unrealized losses on our investments in equity securities represented investments in broad-based indices.  We are not aware of any factors that indicate the unrealized losses in these investments are due to factors other than temporary market fluctuations.  As of March 31, 2016, the unrealized losses related to our investments in debt securities primarily represented investments in U.S. Treasury and agency securities, corporate securities and other.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	March 31, 2016		December 31, 2015
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$27,682	$(13)	$303,194	$(612)
12 months or more	127	(11)	7,512	(20)
Equity Securities:
Less than 12 months	12,572	(1,546)	6,133	(41)
12 months or more	—	—	—	—
Total	$40,381	$(1,570)	$316,839	$(673)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$574,712	$34,901	$539,811	$—	$920,689	$82,675	$838,014	$—

Debt securities (including restricted):
U. S. Treasury and agency securities	$82,144	$77,375	$4,769	$—	$82,124	$77,328	$4,796	$—
Corporate securities	136,100	—	129,937	6,163	349,897	—	343,733	6,164
Other	3,170	—	2,972	198	47,847	—	47,648	199

Equity securities	22,527	22,527	—	—	160,323	160,323	—	—

Subtotal	243,941	99,902	137,678	6,361	640,191	237,651	396,177	6,363

Derivative financial instruments	324,285	—	324,285	—	556,828	—	556,828	—

Total	$568,226	$99,902	$461,963	$6,361	$1,197,019	$237,651	$953,005	$6,363

As of March 31, 2016 and December 31, 2015, our Level 3 investments consisted predominately of corporate securities.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  For our Level 3 investments, we evaluate, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Changes in Level 3 instruments were as follows:

Level 3
Investment
Securities
(In thousands)
Balance as of December 31, 2015	$6,363
Net realized and unrealized gains (losses) included in earnings	—
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	44
Purchases	—
Settlements	(46)
Issuances	—
Transfers into or out of Level 3	—
Balance as of March 31, 2016	$6,361

During the three months ended March 31, 2016, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months
	Ended March 31,
Other Income (Expense):	2016	2015
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$78,653	$64,980
Derivative financial instruments - net realized and/or unrealized gains (losses)	(11,673)	67,611
Marketable investment securities - other-than-temporary impairments	—	(5,567)
Other	85	(6,735)
Total	$67,065	$120,289

7.Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2016	2015
	(In thousands)
Finished goods	$371,372	$304,827
Work-in-process and service repairs	74,403	74,828
Raw materials	9,482	10,673
Total inventory	$455,257	$390,328

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			March 31,	December 31,
	(In Years)			2016	2015
				(In thousands)
Equipment leased to customers	2	-	5	$3,464,571	$3,549,701
EchoStar XV			15	277,658	277,658
D1		N/A		55,000	55,000
T1			15	401,721	401,721
Satellites acquired under capital lease agreements	10	-	15	499,819	499,819
Furniture, fixtures, equipment and other	1	-	10	784,203	775,834
Buildings and improvements	1	-	40	88,690	86,928
Land			—	5,504	5,504
Construction in progress			—	416,683	382,464
Total property and equipment				5,993,849	6,034,629
Accumulated depreciation				(3,148,009)	(3,110,449)
Property and equipment, net				$2,845,840	$2,924,180

Construction in progress consisted of the following:

	As of
	March 31,	December 31,
	2016	2015
	(In thousands)
EchoStar XVIII, including capitalized interest	$362,403	$346,417
Other	54,280	36,047
Total construction in progress	$416,683	$382,464

Depreciation and amortization expense consisted of the following:

	For the Three Months
	Ended March 31,
	2016	2015
	(In thousands)
Equipment leased to customers	$189,822	$202,184
Satellites	21,956	21,956
Buildings, furniture, fixtures, equipment and other	21,849	22,072
Total depreciation and amortization	$233,627	$246,212

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

As of March 31, 2016, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
			(Years) /
		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15

Under Construction:
EchoStar XVIII	June 2016	110	15

Leased from EchoStar (1):
EchoStar VII (2)	February 2002	119	June 2017
EchoStar IX	August 2003	121	Month to month
EchoStar X (2)	February 2006	110	February 2021
EchoStar XI (2)	July 2008	110	September 2021
EchoStar XII (2)	July 2003	61.5	September 2017
EchoStar XIV (2)	March 2010	119	February 2023
EchoStar XVI (3)	November 2012	61.5	January 2017
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 12 for further information on our Related Party Transactions with EchoStar.
(2)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(3)	We have the option to renew this lease for an additional six-year period. If we exercise our six-year renewal option, we have the option to renew this lease for an additional five years.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7 1/8% Senior Notes due 2016 (1)	$—	$—	$1,500,000	$1,506,750
4 5/8% Senior Notes due 2017	900,000	916,200	900,000	922,770
4 1/4% Senior Notes due 2018	1,200,000	1,205,964	1,200,000	1,207,560
7 7/8% Senior Notes due 2019	1,400,000	1,547,000	1,400,000	1,525,440
5 1/8% Senior Notes due 2020	1,100,000	1,119,338	1,100,000	1,100,000
6 3/4% Senior Notes due 2021	2,000,000	2,080,000	2,000,000	2,021,020
5 7/8% Senior Notes due 2022	2,000,000	1,905,000	2,000,000	1,889,780
5% Senior Notes due 2023	1,500,000	1,321,305	1,500,000	1,297,500
5 7/8% Senior Notes due 2024	2,000,000	1,835,000	2,000,000	1,765,000
Other notes payable	30,480	30,480	30,996	30,996
Subtotal	12,130,480	$11,960,287	13,630,996	$13,266,816
Unamortized deferred financing costs and debt discounts, net	(39,317)		(41,563)
Capital lease obligations (2)	159,976		166,492
Total long-term debt and capital lease obligations (including current portion)	$12,251,139		$13,755,925

(1)	On February 1, 2016, we redeemed the principal balance of our 7 1/8% Senior Notes due 2016.
(2)	Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

10.Commitments and Contingencies

Commitments

DISH Network Spectrum

We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We have made substantial investments to acquire certain wireless spectrum licenses and related assets.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, we filed an application with the FCC to potentially participate as a bidder in the forward auction phase of Auction 1000.  Auction 1000 will take place in two phases.  In the first phase or reverse auction phase, participating television broadcasters will “sell” their rights to use certain broadcast television spectrum in the 600 MHz frequency range to the FCC.  In the second phase or forward auction phase, the FCC will “resell” that spectrum to various auction participants, including wireless service providers and other potential bidders.  The first phase of Auction 1000 began on March 29, 2016.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.

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

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and Northstar Wireless owed the FCC an additional interim payment of approximately $334 million (the “Northstar Interim Payment”), which is equal to 15% of $2.226 billion.  The Northstar Interim Payment was recorded during the fourth quarter 2015 in “FCC auction expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) in our Annual Report on Form 10-K for the year ended December 31, 2015.  Northstar Wireless immediately satisfied the Northstar Interim Payment through the application of funds already on deposit with the FCC and an additional loan from American II of approximately $69 million. As a result, the FCC will not deem Northstar Wireless to be a “current defaulter” under applicable FCC rules.

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

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and SNR Wireless owed the FCC an additional interim payment of approximately $182 million (the “SNR Interim Payment”), which is equal to 15% of $1.211 billion.  The SNR Interim Payment was recorded during the fourth quarter 2015 in “FCC auction expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) in our Annual Report on Form 10-K for the year ended December 31, 2015.  SNR Wireless immediately satisfied the SNR Interim Payment through a portion of an additional loan from American III in an aggregate amount of approximately $344 million.  As a result, the FCC will not deem SNR Wireless to be a “current defaulter” under applicable FCC rules.

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

DISH Network Guaranty in Favor of the FCC for Certain SNR Wireless Obligations.  On October 1, 2015, DISH Network entered into a guaranty in favor of the FCC (the “FCC SNR Guaranty”) with respect to the SNR Interim Payment (which was satisfied on October 1, 2015) and any SNR Re-Auction Payment.  The FCC SNR Guaranty provides, among other things, that  during the period between the due date for the payments guaranteed under the FCC SNR Guaranty and the date such guaranteed payments are paid:  (i) SNR Wireless’ payment obligations to American III under the SNR Credit Agreement will be subordinated to such guaranteed payments; and (ii) DISH Network or American III will withhold exercising certain rights as a creditor of SNR Wireless.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  By October 2021, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Interim Build-Out Requirement”).  By October 2027, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Final Build-Out Requirement”).  If Northstar Wireless or SNR Wireless fails to meet the AWS-3 Interim Build-Out Requirement, the AWS-3 License term and the AWS-3 Final Build-Out Requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which it fails to meet the requirement.  If Northstar Wireless or SNR Wireless fails to meet the AWS-3 Final Build-Out Requirement, its authorization for each AWS-3 License area in which it fails to meet the requirement may terminate.

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

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of March 31, 2016, the remaining obligation of our guarantee was $232 million.

As of March 31, 2016, we have not recorded a liability on the balance sheet for this guarantee.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Customedia Technologies, L.L.C.

On February 10, 2016, Customedia Technologies, L.L.C. (“Customedia”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of four patents: United States Patent No. 8,719,090; United States Patent No. 9,053,494; United States Patent No. 7,840,437; and United States Patent No. 8,955,029.  Each patent is entitled “System for Data Management And On-Demand Rental And Purchase Of Digital Data Products.”  Customedia appears to allege infringement in connection with our addressable advertising services, our DISH Anywhere feature, and our Pay-Per-View and video-on-demand offerings.  Customedia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and the Telemarketing Sales Rule (“TSR”), as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs were seeking civil penalties and damages of approximately $270 million and that the federal plaintiff was seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs were also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We also filed a motion for summary judgment, seeking dismissal of all claims.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. is entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs are entitled to partial summary judgment with respect to ten claims in the action, which includes, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages are questions for trial.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In pre-trial disclosures, the federal plaintiff indicated that it intended to seek up to $900 million in alleged civil penalties, and the state plaintiffs indicated that they intended to seek as much as $23.5 billion in alleged civil penalties and damages.  The plaintiffs also modified their request for injunctive relief.  Their requested injunction, if granted, would enjoin DISH Network L.L.C. from placing outbound telemarketing calls unless and until: (i) DISH Network L.L.C. hires a third-party consulting organization to perform a review of its call center operations; (ii) such third-party consulting organization submits a telemarketing compliance plan to the Court and the federal plaintiff; (iii) the Court holds a hearing on the adequacy of the plan; (iv) if the Court approves the plan, DISH Network L.L.C. implements the plan and verifies to the Court that it has implemented the plan; and (v) the Court issues an order permitting DISH Network L.L.C. to resume placing outbound telemarketing calls.   The plaintiffs’ modified request for injunctive relief, if granted, would also enjoin DISH Network L.L.C. from accepting customer orders solicited by certain independent third-party retailers unless and until a similar third-party review and Court approval process was followed with respect to the telemarketing activities of its independent third-party retailer base to ensure compliance with the TSR.

The first phase of the bench trial took place January 19, 2016 through February 11, 2016.  In closing briefs, the federal plaintiff indicated that it still is seeking $900 million in alleged civil penalties;  the California state plaintiff indicated that it is seeking $100 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); the Ohio state plaintiff indicated that it is seeking approximately $10 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); and the Illinois and North Carolina state plaintiffs did not state the specific alleged civil penalties and damages that they are seeking; but the state plaintiffs have taken the general position that any damages award less than $1.0 billion (presumably for both federal and state law claims) would not raise constitutional concerns.  Under the Eighth Amendment of the U.S. Constitution, excessive fines may not be imposed.

The Court scheduled a second phase of the bench trial for October 2016, which is planned to cover the plaintiffs’ requested injunctive relief, as well as DISH Network L.L.C.’s response to certain evidence that the state plaintiffs presented in the first phase.  However, the federal plaintiff subsequently filed a motion with the Court seeking to cancel the separate hearing on the plaintiffs’ requested injunctive relief and asking the Court to rule on those matters based on the current trial record.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the case described in the previous paragraph are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina.

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

On February 3, 2016, Grecia filed a new complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of California, alleging infringement of United States Patent No. 8,887,308 (the “308 patent”), which is entitled “Digital Cloud Access—PDMAS Part III,” on which Grecia is also the named inventor.  Grecia alleges that we violate the 308 patent in connection with our DISH Anywhere feature.

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

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari, but they did not file one.  As a result, the stay of the NBC plaintiffs’ action expired.  On August 6, 2014, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs, pending a final judgment on all claims in the Fox plaintiffs’ action.  The Fox action was dismissed on February 11, 2016.  On March 4, 2016, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs until September 9, 2016; provided that either party may file a motion with the Court to lift the stay after May 27, 2016.  No trial date is currently set on the NBC claims.

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

Qurio Holdings, Inc.

On September 26, 2014, Qurio Holdings, Inc. (“Qurio”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,102,863 (the “863 patent”) entitled “Highspeed WAN To Wireless LAN Gateway” and United States Patent No. 7,787,904 (the “904 patent”) entitled “Personal Area Network Having Media Player And Mobile Device Controlling The Same.”  On the same day, Qurio filed similar complaints against Comcast and DirecTV.  On November 13, 2014, Qurio filed a first amended complaint, which added a claim alleging infringement of United States Patent No. 8,879,567 (the “567 patent”) entitled “High-Speed WAN To Wireless LAN Gateway.”  Qurio is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On February 9, 2015, the Court granted DISH Network L.L.C.’s motion to transfer the case to the United States District Court for the Northern District of California.  During October 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of the 863, 904 and 567 patents.  On November 3, 2015, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office.  On April 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions, as well as on a third-party petition challenging the validity of the 904 patent.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C.; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During August 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of the 456 patent, and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions.  On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Two-Way Media Ltd.

On February 17, 2016, Two-Way Media Ltd. (“TWM”) filed a complaint in the United States District Court for the District of Colorado against us; our subsidiaries DISH DBS Corporation, DISH Network L.L.C., DISH Network Service L.L.C., Sling TV Holding L.L.C., Sling TV L.L.C., and Sling TV Purchasing L.L.C.; and EchoStar Corporation, EchoStar Technologies L.L.C., EchoStar Satellite Services L.L.C. and Sling Media, Inc.  The complaint alleges infringement of United States Patent Nos. 5,778,187, 5,983,005, 6,434,622 and 7,266,686, each entitled “Multicasting Method and Apparatus,” and United States Patent No. 9,124,607, entitled “Methods and Systems for Playing Media.”  TWM claims infringement by our Sling TV domestic and international services, Slingboxes and DISH DVRs incorporating Slingbox technology, and the DISH Anywhere application and website.  TWM is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

11.Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  Operating income is the primary measure used by our chief operating decision maker to evaluate segment operating performance.  We currently operate two primary business segments: (i) Pay-TV and Broadband and (ii) Wireless.  See Note 1 for further information.

All other and eliminations primarily include intersegment eliminations related to intercompany debt and the related interest income and interest expense, which are eliminated in consolidation.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The total assets, revenue and operating income by segment were as follows:

	As of
	March 31,	December 31,
	2016	2015
	(In thousands)
Total assets:
Pay-TV and Broadband	$21,457,324	$22,392,447
Wireless	16,129,706	16,300,465
All other and eliminations	(15,577,656)	(15,806,202)
Total assets	$22,009,374	$22,886,710

	For the Three Months
	Ended March 31,
	2016	2015
	(In thousands)
Revenue:
Pay-TV and Broadband	$3,787,235	$3,724,120
Wireless	—	108
All other and eliminations	—	—
Total revenue	$3,787,235	$3,724,228

Operating income (loss):
Pay-TV and Broadband	$578,001	$499,310
Wireless	(17,859)	(15,447)
All other and eliminations	—	—
Total operating income (loss)	$560,142	$483,863

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

“Trade accounts receivable”

As of March 31, 2016 and December 31, 2015, trade accounts receivable from EchoStar was $25 million and $23 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of March 31, 2016 and December 31, 2015, trade accounts payable to EchoStar was $340 million and $281 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended March 31, 2016 and 2015, we received less than $1 million and $13 million, respectively, for equipment sales, services and other revenue from EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

“Subscriber-related expenses”

During the three months ended March 31, 2016 and 2015, we incurred $26 million and $24 million, respectively, for subscriber-related expenses from EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

For the three months ended March 31, 2016 and 2015, we purchased broadband equipment from HNS of $3 million and $1 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  We also purchase certain broadband equipment from EchoStar under the 2012 Receiver Agreement, discussed below.

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive certain services related to placeshifting, which is used for, among other things, the DISH Anywhere mobile application.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement renewed on February 23, 2016 for an additional one-year period until February 23, 2017.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement renewed on February 23, 2016 for an additional one-year period until February 23, 2017.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.

“Satellite and transmission expenses”

During the three months ended March 31, 2016 and 2015, we incurred $167 million and $177 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

Under the terms of the DISH Nimiq 5 Agreement, we make certain monthly payments to EchoStar that commenced in September 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date the Nimiq 5 satellite was placed into service.  Upon expiration of the initial term, we have the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite.  Upon in‑orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

EchoStar’s ten percent non-voting interest is redeemable contingent on a certain performance goal being achieved by Sling TV Holding.  In addition, subject to certain conditions, the interest is redeemable at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity and is recorded as “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV Holding was initially accounted for at fair value.  The performance goal has been determined to be probable of achievement.  Accordingly, the value of EchoStar’s redeemable noncontrolling interest in Sling TV Holding is adjusted each reporting period for any change in redemption value above the initial fair value (adjusted for the operating results of Sling TV Holding attributable to EchoStar subsequent to August 1, 2014), with the offset recorded in “Additional paid-in capital,” net of deferred taxes, on our Condensed Consolidated Balance Sheets. Subsequent to the Exchange Agreement, the operating results of Sling TV Holding attributable to EchoStar are recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

“General and administrative expenses”

During the three months ended March 31, 2016 and 2015,  we incurred $22 million and $20 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

•

Inverness Lease Agreement.  The lease for certain space at 90 Inverness Circle East in Englewood, Colorado is for a period ending on December 31, 2016.  This agreement can be terminated by either party upon six months prior notice.  In February 2016, we provided notice to EchoStar to terminate this lease effective in August 2016.

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

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement renewed on January 1, 2016 for an additional one-year period until January 1, 2017 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.  Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

For the three months ended March 31, 2016 and 2015, we purchased set-top boxes and other equipment from EchoStar of $247 million and $223 million, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

We and EchoStar file combined income tax returns in certain states.  In 2015, EchoStar earned and recognized a tax benefit for certain state income tax credits that EchoStar estimates it would be unable to utilize in the future if it had filed separately from us.  In addition, EchoStar earned and recognized tax benefits for certain federal income tax credits, a portion of which were allocated to us under IRS rules for affiliated companies.  We expect to utilize these tax credits to reduce our federal and state income tax payable in the future.  In accordance with accounting rules that apply to transfers of assets between entities under common control, we recorded a capital contribution of $3 million in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets for the year ended December 31, 2015, representing the amount that we estimate is more likely than not to be realized by us as a result of our utilization of these tax credits earned.  Any payments made to EchoStar related to the utilization of these credits will be recorded as a reduction to “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

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

gTLD Bidding Agreement.  In April 2015, we and EchoStar entered into a gTLD Bidding Agreement whereby, among other things:  (i) we obtained rights from EchoStar to participate in a generic top level domain (“gTLD”) auction, assuming all rights and obligations from EchoStar related to EchoStar’s application with ICANN for a particular gTLD; (ii) we agreed to reimburse EchoStar for its ICANN application fee and certain out-of-pocket expenses related to the application and the auction; and (iii) we and EchoStar agreed to split equally the net proceeds obtained by us as the losing bidder in the auction, less such fee reimbursement and out-of-pocket expenses.  During the third quarter 2015, we paid EchoStar approximately $1 million related to this agreement.

Related Party Transactions with NagraStar L.L.C.

NagraStar is a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.  These expenses are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We record all payables in “Trade accounts payable” or “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with NagraStar.

	For the Three Months
	Ended March 31,
	2016	2015
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$19,102	$22,498

	As of
	March 31,	December 31,
	2016	2015
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$19,867	$19,362
Commitments to NagraStar	$1,402	$1,532

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Item 1A. Risk Factors.”  Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Financial Highlights

2016 First Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.787 billion
•	Pay-TV ARPU of $87.94
•	Net income attributable to DISH Network of $389 million and basic earnings per share of common stock of $0.84
•	Gross new Pay-TV subscriber activations of approximately 657,000
•	Pay-TV SAC of $648
•	Loss of approximately 23,000 net Pay-TV subscribers
•	Pay-TV churn rate of 1.63%
•	Addition of approximately 5,000 net broadband subscribers

Consolidated Financial Condition as of March 31, 2016

•	Cash, cash equivalents and current marketable investment securities of $871 million
•	Total assets of $22.009 billion
•	Total long-term debt and capital lease obligations of $12.251 billion

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Business Segments

Pay-TV and Broadband

We offer Pay-TV services under the DISH brand and the Sling® brand.  We had 13.874 million Pay-TV subscribers in the United States as of March 31, 2016 and are the nation’s third largest pay-TV provider.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper® whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

In addition, we bundle broadband and telephone services with our DISH branded pay-TV services.  As of March 31, 2016, we had 0.628 million broadband subscribers in the United States.  Connecting our subscribers’ receivers to broadband service enhances the video experience and can be used by consumers to access DISH branded programming services on mobile devices.  We market our wireline and satellite broadband services under the dishNET™ brand.  Our dishNET satellite broadband service utilizes advanced technology and high-powered satellites launched by Hughes and ViaSat to provide broadband coverage nationwide.  This service primarily targets rural residents that are underserved, or unserved, by wireline broadband, and provides download speeds of up to 15 Mbps and our dishNET branded wireline broadband service provides download speeds of up to 40 Mbps.  Currently, satellite capacity constraints limit our ability to expand services in certain geographic areas.  However, new satellite launches by Hughes and ViaSat are expected to provide additional capacity in 2017.

Sling branded pay-TV services.    The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on certain streaming-capable devices including TVs, tablets, computers, game consoles and smart phones.  Prior to 2015, we launched our Sling International video programming service (formerly known as DishWorld), which historically represented a small percentage of our Pay-TV subscribers.  Sling International offers over 200 channels in 18 languages.  In February 2015, we launched our Sling domestic service.  The Sling domestic core package consists of over 20 channels offered for a monthly subscription.  In addition to the core programming package, Sling domestic offers additional tiers of programming, including sports, kids, movies, world news, lifestyle and Spanish language and additional premium content such as HBO, each available for an additional monthly fee.  Sling TV programming is offered live and on-demand and can be replayed as programming rights permit.  In June 2015, we also launched our Sling Latino service.  In addition to these Sling TV services that may only be streamed on one device at a time (single-stream services), on April 13, 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.    All Sling TV subscribers are included in our Pay-TV subscriber count.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless

DISH Network Spectrum

We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, we filed an application with the Federal Communications Commission (“FCC”) to potentially participate as a bidder in the forward auction phase of the broadcast television spectrum incentive auction (“Auction 1000”).  Auction 1000 will take place in two phases.  In the first phase or reverse auction phase, participating television broadcasters will “sell” their rights to use certain broadcast television spectrum in the 600 MHz frequency range to the FCC.  In the second phase or forward auction phase, the FCC will “resell” that spectrum to various auction participants, including wireless service providers and other potential bidders.  The first phase of Auction 1000 began on March 29, 2016.    The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.  See Note 10  “Commitments and Contingencies — DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through our wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), we have made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets.  Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, and comply with regulations applicable to such AWS-3 Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  See Note 10  “Commitments and Contingencies — DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses”  in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.  See Note 10  “Commitments and Contingencies” in the Notes to our Condensed Consolidated Financial Statements for further information.

Trends in our Pay-TV and Broadband Segment

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

Our Pay-TV subscriber base has been declining due to, among other things, the factors described above.  There can be no assurance that our Pay-TV subscriber base will not continue to decline.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

Furthermore, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire.  In the past, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  For example, we entered into an agreement with Viacom that automatically extends our current programming carriage contract indefinitely while we continue negotiations for a new long-term agreement.  Either party could terminate the extension on at least thirty days’ prior notice.  On March 17, 2016, Viacom unilaterally elected to send us a termination notice that will result in the termination of our programming carriage contract with Viacom immediately prior to midnight (Eastern Time) on April 20, 2016.  While we are willing to continue negotiations with Viacom, in the event that we are unable to negotiate the terms and conditions of a new programming carriage contract prior to midnight of April 20, 2016, Viacom will remove all of its channels, including, among others, Nickelodeon, MTV, VH1, Comedy Central, Spike TV and BET from our programming lineup.  If that occurs, we currently intend to replace Viacom’s channels with other content.  We cannot predict with any certainty the impact of such removal on our business, results of operations and financial condition.  However, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate could be negatively impacted as a result of the removal of Viacom’s channels.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to independent retailers and other independent distributors of our equipment and revenue from equipment sales, services and other agreements with EchoStar.

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

Cost of sales - equipment, services and other.  “Cost of sales - equipment, services and other” primarily includes the cost of non-subsidized sales of DBS accessories to independent retailers and other independent distributors of our equipment and costs related to equipment sales, services and other agreements with EchoStar.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV subscribers.  We include customers obtained through direct sales, independent retailers and other independent distribution relationships in our Pay-TV subscriber count.  We also provide DISH branded pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  Prior to 2015, we launched our Sling International video programming service, which historically represented a small percentage of our Pay-TV subscribers.  During February and June 2015, we launched our Sling domestic and Sling Latino services, respectively.  All Sling TV subscribers are included in our Pay-TV subscriber count.  Sling TV subscribers receiving service for no charge, under certain new subscriber promotions, are excluded from our Pay-TV subscriber count.  Sling TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  For customers who subscribe to both our DISH branded pay-TV service and our Sling branded pay-TV services, each subscription is counted as a separate Pay-TV subscriber.

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

Free cash flow.    We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment ” and “Capitalized interest related to FCC authorizations,” as shown on our Condensed Consolidated Statements of Cash Flows.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015.

	For the Three Months Ended March 31,		Variance
Statements of Operations Data	2016	2015	Amount	%

	(In thousands)
Revenue:
Subscriber-related revenue	$3,775,478	$3,693,530	$81,948	2.2
Equipment sales and other revenue	11,757	30,698	(18,941)	(61.7)
Total revenue	3,787,235	3,724,228	63,007	1.7

Costs and Expenses:
Subscriber-related expenses	2,221,320	2,171,719	49,601	2.3
% of Subscriber-related revenue	58.8%	58.8%
Satellite and transmission expenses	175,645	186,840	(11,195)	(6.0)
% of Subscriber-related revenue	4.7%	5.1%
Cost of sales - equipment, services and other	11,987	30,495	(18,508)	(60.7)
Subscriber acquisition costs	383,345	405,691	(22,346)	(5.5)
General and administrative expenses	201,169	199,408	1,761	0.9
% of Total revenue	5.3%	5.4%
Depreciation and amortization	233,627	246,212	(12,585)	(5.1)
Total costs and expenses	3,227,093	3,240,365	(13,272)	(0.4)

Operating income (loss)	560,142	483,863	76,279	15.8

Other Income (Expense):
Interest income	3,953	8,494	(4,541)	(53.5)
Interest expense, net of amounts capitalized	(667)	(156,313)	155,646	99.6
Other, net	67,065	120,289	(53,224)	(44.2)
Total other income (expense)	70,351	(27,530)	97,881	*

Income (loss) before income taxes	630,493	456,333	174,160	38.2
Income tax (provision) benefit, net	(235,533)	(103,081)	(132,452)	*
Effective tax rate	37.4%	22.6%
Net income (loss)	394,960	353,252	41,708	11.8
Less: Net income (loss) attributable to noncontrolling interests, net of tax	5,670	1,767	3,903	*
Net income (loss) attributable to DISH Network	$389,290	$351,485	$37,805	10.8

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.874	14.013	(0.139)	(1.0)
Pay-TV subscriber additions, gross (in millions)	0.657	0.723	(0.066)	(9.1)
Pay-TV subscriber additions (losses), net (in millions)	(0.023)	0.035	(0.058)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.63%	1.64%	(0.01)%	(0.6)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$648	$667	$(19)	(2.8)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$87.94	$85.73	$2.21	2.6
Broadband subscribers, as of period end (in millions)	0.628	0.591	0.037	6.3
Broadband subscriber additions, gross (in millions)	0.056	0.059	(0.003)	(5.1)
Broadband subscriber additions (losses), net (in millions)	0.005	0.014	(0.009)	(64.3)
EBITDA	$855,164	$848,597	$6,567	0.8

* Percentage is not meaningful.

Pay-TV subscribers.  We lost approximately 23,000 net Pay-TV subscribers during the three months ended March 31, 2016, compared to the addition of approximately 35,000 net Pay-TV subscribers during the same period in 2015.  The net Pay-TV subscriber losses during the three months ended March 31, 2016 primarily resulted from lower gross new Pay-TV subscriber activations discussed below.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Our Pay-TV churn rate for the three months ended March 31, 2016 was 1.63% compared to 1.64% for the same period in 2015.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the three months ended March 31, 2016, we activated approximately 657,000 gross new Pay-TV subscribers compared to approximately 723,000 gross new Pay-TV subscribers during the same period in 2015, a decrease of 9.1%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH branded pay-TV subscribers (including a focus on attaining higher quality subscribers) and increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

In the past, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  We cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rates.

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

Broadband subscribers.  We added approximately 5,000 net Broadband subscribers during the three months ended March 31, 2016, compared to the addition of approximately 14,000 net Broadband subscribers during the same period in 2015.  This decrease in net Broadband subscriber additions versus the same period in 2015 resulted from a higher number of customer disconnects and lower gross new Broadband subscriber activations.  During the three months ended March 31, 2016 and 2015, we activated approximately 56,000 and 59,000 gross new Broadband subscribers, respectively.  Gross new Broadband subscriber activations declined primarily due to stricter customer acquisition policies (including a focus on attaining higher quality subscribers) and satellite capacity constraints in certain geographic areas.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.775 billion for the three months ended March 31, 2016, an increase of $82 million or 2.2% compared to the same period in 2015.  The change in “Subscriber-related revenue” from the same period in 2015 was primarily related to the increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.  Included in “Subscriber-related revenue” was $116 million and $107 million of revenue related to our broadband services for the three months ended March 31, 2016 and 2015, respectively, representing 3.1% and 2.9% of our total “Subscriber-related revenue,” respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV ARPU.  Pay-TV ARPU was $87.94 during the three months ended March 31, 2016 versus $85.73 during the same period in 2015.  The $2.21 or 2.6% increase in Pay-TV ARPU was primarily attributable to the DISH branded pay-TV programming package price increases in February 2016 and 2015.   These increases were partially offset by a shift in DISH branded pay-TV programming package mix, an increase in Sling TV subscribers and a decrease in premium and pay-per-view revenue.  Sling TV subscribers generally have lower priced programming packages than DISH branded pay-TV subscribers, and therefore, to the extent that Sling TV subscribers increase, it has a negative impact on Pay-TV ARPU.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.221 billion during the three months ended March 31, 2016, an increase of $50 million or 2.3% compared to the same period in 2015.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a decrease in variable and retention costs per subscriber and a lower average Pay-TV subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  The decrease in retention costs per subscriber primarily resulted from fewer Pay-TV subscriber equipment migrations and upgrades.  Included in “Subscriber-related expenses” was $70 million and $67 million of expense related to our broadband services for the three months ended March 31, 2016 and 2015, respectively.  “Subscriber-related expenses” represented 58.8%  of “Subscriber-related revenue” during each of the three months ended March 31, 2016 and 2015.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $383 million during the three months ended March 31, 2016, a decrease of $22 million or 5.5% compared to the same period in 2015.  This change was primarily attributable to a  decrease in gross new Pay-TV subscriber activations and a decrease in Pay-TV SAC, discussed below.  Included in “Subscriber acquisition costs” was $24 million and $27 million of expenses related to our broadband services for the three months ended March 31, 2016 and 2015, respectively.

Pay-TV SAC.  Pay-TV SAC was $648 during the three months ended March 31, 2016 compared to $667 during the same period in 2015, a decrease of $19 or 2.8%.  This change was primarily attributable to a decrease in hardware costs per activation.  The decrease in hardware costs per activation was driven by a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts and by a reduction in manufacturing costs related to certain receiver systems.

During the three months ended March 31, 2016 and 2015, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $66 million and $103 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

To remain competitive, we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the Pay-TV SAC reduction associated with redeployment of that returned lease equipment.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Our “Subscriber acquisition costs” and “Pay-TV SAC” may materially increase in the future to the extent that we, among other things, transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.  See further information under “Liquidity and Capital Resources — Subscriber Acquisition and Retention Costs.”

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $1 million during the three months ended March 31, 2016, a decrease of $156 million compared to the same period in 2015.  This decrease was primarily related to an increase in capitalized interest principally associated with wireless spectrum.  On October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively.  We began capitalizing interest expense related to the commercialization of these wireless spectrum licenses in the fourth quarter 2015.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net.  “Other, net” income was $67 million during the three months ended March 31, 2016,  a decrease of $53 million or 44.2% compared to the same period in 2015.  This change resulted from a decrease in net realized and/or unrealized gains on our marketable investment securities and derivative financial instruments.  See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $855 million during the three months ended March 31, 2016, an increase of $7 million or 0.8% compared to the same period in 2015.  EBITDA during the three months ended March 31, 2016 was negatively impacted by the decrease of $53 million in “Other, net” income compared to the same period in 2015.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2016	2015

	(In thousands)
EBITDA	$855,164	$848,597
Interest, net	3,286	(147,819)
Income tax (provision) benefit, net	(235,533)	(103,081)
Depreciation and amortization	(233,627)	(246,212)
Net income (loss) attributable to DISH Network	$389,290	$351,485

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

Income tax (provision) benefit, net.  Our income tax provision was $236 million during the three months ended March 31, 2016,  an increase of $132 million compared to the same period in 2015.  The increase in the provision was primarily related to an increase in our effective tax rate and the increase in “Income (loss) before income taxes.”    During the three months ended March 31, 2015, our effective tax rate was positively impacted by a $63 million credit that was previously recorded in “Accumulated other comprehensive income (loss)” and was released to our income tax provision during the three months ended March 31, 2015.    See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities.  As of March 31, 2016, our cash, cash equivalents and current marketable investment securities totaled $871 million compared to $1.611 billion as of December 31, 2015, a decrease of $740  million.  This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from the redemption of our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion and capital expenditures of $395 million (including capitalized interest related to FCC authorizations), partially offset by cash generated from operating activities of $903 million and by a $221 million settlement of our derivative financial instruments.

Cash Flow

The following discussion highlights our cash flow activities during the three months ended March 31, 2016.

Cash flows from operating activities

For the three months ended March 31, 2016, we reported “Net cash flows from operating activities” of $903  million primarily attributable to $643 million of net income adjusted to exclude non-cash charges for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments” and “Deferred tax expense (benefit).”  In addition, “Net cash flows from operating activities” benefited from changes in working capital of $247 million due to timing differences between book expense and cash payments.

Cash flows from investing activities

For the three months ended March 31, 2016, we reported “Net cash flows from investing activities” of $258  million primarily related to $418 million in net sales of marketable investment securities and a $221 million settlement of our derivative financial instruments, partially offset by capital expenditures of $395 million (including capitalized interest related to FCC authorizations).  The capital expenditures included $225 million of capitalized interest related to FCC authorizations,  $107 million for new and existing Pay-TV subscriber equipment, $4 million for new and existing Broadband subscriber equipment, $28 million for satellites and  $31 million of other corporate capital expenditures.

Cash flows from financing activities

For the three months ended March 31, 2016, we reported outflows from “Net cash flows from financing activities” of $1.505 billion primarily related to the redemption of our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion.

Free Cash Flow

We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” and “Capitalized interest related to FCC authorizations,” as shown on our Condensed Consolidated Statements of Cash Flows.  We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions and for certain other activities.  Free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income,” “Net income,” “Net cash flows from operating activities” or any other measure determined in accordance with GAAP.  Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure “Net cash flows from operating activities.”

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Three Months
	Ended March 31,
	2016	2015

	(In thousands)
Net cash flows from operating activities	$903,198	$891,597
Less Purchases of property and equipment (including capitalized interest related to FCC authorizations)	(394,529)	(274,260)
Free cash flow	$508,669	$617,337

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Subscriber Base

We lost approximately 23,000 net Pay-TV subscribers during the three months ended March 31, 2016, compared to the addition of approximately 35,000 net Pay-TV subscribers during the same period in 2015.  The net Pay-TV subscriber losses during the three months ended March 31, 2016 primarily resulted from lower gross new Pay-TV subscriber activations.  See “Results of Operations” above for further information.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at acceptable terms.  These developments may have a significant effect on our cost of financing and our liquidity position.

Wireless

DISH Network Spectrum.    We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, we filed an application with the FCC to potentially participate as a bidder in the forward auction phase of Auction 1000.  Auction 1000 will take place in two phases.  In the first phase or reverse auction phase, participating television broadcasters will “sell” their rights to use certain broadcast television spectrum in the 600 MHz frequency range to the FCC.  In the second phase or forward auction phase, the FCC will “resell” that spectrum to various auction participants, including wireless service providers and other potential bidders.  The first phase of Auction 1000 began on March 29, 2016.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.  See Note 10 “Commitments and Contingencies —DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses.    Through our wholly-owned subsidiaries American II and American III, we have made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  On October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, and comply with regulations applicable to such AWS-3 Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  See Note 10 “Commitments and Contingencies —DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Condensed Consolidated Financial Statements for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.  See Note 10 “Commitments and Contingencies” in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty.  While modest fluctuations in the cost of capital will not likely impact our current operational plans, significant fluctuations could have a material adverse effect on our business, results of operations and financial condition.

Debt Maturity

Our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion were redeemed on February 1, 2016.

Off-Balance Sheet Arrangements

Other than the “Guarantees” disclosed in Note 10 in the Notes to our Condensed Consolidated Financial Statements, we generally do not engage in off-balance sheet financing activities.

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board to create common revenue recognition guidance for GAAP and International Financial Reporting Standards.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.  The new standard could impact revenue and cost recognition for a significant number of our contracts, as well as our business processes and information technology systems.  As a result, our evaluation of the effect of the new standard will likely extend over several future periods.  On July 9, 2015, the FASB approved a one year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018.

Recognition and Measurement of Financial Assets and Financial Liabilities.  On January 6, 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-01 will have on our condensed consolidated financial statements.

Leases.    On February 25, 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our condensed consolidated financial statements.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Compensation – Stock Compensation.  On March 30, 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-09 will have on our condensed consolidated financial statements.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2016.  For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our risk factors.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from January 1, 2016 through March 31, 2016:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs (1)
	(In thousands, except share data)
January 1, 2016 - January 31, 2016	—	$—	—	$1,000,000
February 1, 2016 - February 29, 2016	—	$—	—	$1,000,000
March 1, 2016 - March 31, 2016	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)

On November 3, 2015, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2016.  Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.EXHIBITS

(a)Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2016, filed on April 20, 2016, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISH NETWORK CORPORATION

By:	/s/ Charles W. Ergen
Charles W. Ergen
Chairman and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Steven E. Swain
Steven E. Swain
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Paul W. Orban
Paul W. Orban
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:  April 20, 2016