Form 10-Q
period 2016-06-30
DISH Network CORP
filed 2016-07-21
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016.

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

As of July 15, 2016, the registrant’s outstanding common stock consisted of 226,424,496 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$3,349,364	$1,053,158
Marketable investment securities	137,929	557,911
Trade accounts receivable, net of allowance for doubtful accounts of $17,422 and $22,167, respectively	861,176	864,028
Inventory	475,193	390,328
Derivative financial instruments (Note 2)	—	556,828
Other current assets	89,409	120,990
Total current assets	4,913,071	3,543,243

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	82,374	82,374
Property and equipment, net	2,750,804	2,924,180
FCC authorizations	16,040,767	15,667,604
Other investment securities	324,371	327,250
Other noncurrent assets, net	338,408	342,059
Total noncurrent assets	19,536,724	19,343,467
Total assets	$24,449,795	$22,886,710

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$575,202	$470,226
Deferred revenue and other	855,174	869,659
Accrued programming	1,550,714	1,532,809
Accrued interest	188,144	224,513
Other accrued expenses	556,046	531,733
Current portion of long-term debt and capital lease obligations	35,513	1,534,000
Total current liabilities	3,760,793	5,162,940

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	14,201,560	12,221,925
Deferred tax liabilities	2,233,378	2,084,789
Long-term deferred revenue and other long-term liabilities	429,262	385,026
Total long-term obligations, net of current portion	16,864,200	14,691,740
Total liabilities	20,624,993	19,854,680

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	305,217	284,243

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 226,419,469 and 281,866,884 shares issued, 226,419,469 and 225,748,624 shares outstanding, respectively	2,264	2,819
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	2,811,959	2,779,978
Accumulated other comprehensive income (loss)	2,390	61,981
Accumulated earnings (deficit) (Note 2)	701,941	1,471,084
Treasury stock, at cost (Note 2)	—	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	3,520,938	2,748,787
Noncontrolling interests	(1,353)	(1,000)
Total stockholders’ equity (deficit)	3,519,585	2,747,787
Total liabilities and stockholders’ equity (deficit)	$24,449,795	$22,886,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Revenue:
Subscriber-related revenue	$3,826,216	$3,801,416	$7,601,694	$7,494,946
Equipment sales and other revenue	10,820	31,009	22,577	61,707
Total revenue	3,837,036	3,832,425	7,624,271	7,556,653

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	2,242,253	2,235,536	4,463,573	4,407,255
Satellite and transmission expenses	178,893	194,444	354,538	381,284
Cost of sales - equipment and other	11,697	23,805	23,684	54,300
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	42,032	55,464	104,510	108,389
Other subscriber acquisition costs	181,276	218,396	373,780	427,572
Subscriber acquisition advertising	129,769	131,841	258,132	275,431
Total subscriber acquisition costs	353,077	405,701	736,422	811,392
General and administrative expenses	187,672	176,066	388,841	375,474
Depreciation and amortization (Note 8)	249,619	262,886	483,246	509,098
Total costs and expenses	3,223,211	3,298,438	6,450,304	6,538,803

Operating income (loss)	613,825	533,987	1,173,967	1,017,850

Other Income (Expense):
Interest income	8,988	3,616	12,941	12,110
Interest expense, net of amounts capitalized	(3,371)	(152,751)	(4,038)	(309,064)
Other, net	43,941	135,478	111,006	255,767
Total other income (expense)	49,558	(13,657)	119,909	(41,187)

Income (loss) before income taxes	663,383	520,330	1,293,876	976,663
Income tax (provision) benefit, net	(245,077)	(188,004)	(480,610)	(291,085)
Net income (loss)	418,306	332,326	813,266	685,578
Less: Net income (loss) attributable to noncontrolling interests, net of tax	7,842	7,903	13,512	9,670
Net income (loss) attributable to DISH Network	$410,464	$324,423	$799,754	$675,908

Weighted-average common shares outstanding - Class A and B common stock:
Basic	464,803	462,929	464,589	462,512
Diluted	465,640	464,635	465,429	464,400

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.88	$0.70	$1.72	$1.46
Diluted net income (loss) per share attributable to DISH Network	$0.88	$0.70	$1.72	$1.46

Comprehensive Income (Loss):
Net income (loss)	$418,306	$332,326	$813,266	$685,578
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	2,497	39,405	(104)	46,827
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(28,953)	(34,310)	(93,643)	(93,797)
Deferred income tax (expense) benefit, net	9,239	(1,961)	34,156	(45,372)
Total other comprehensive income (loss), net of tax	(17,217)	3,134	(59,591)	(92,342)
Comprehensive income (loss)	401,089	335,460	753,675	593,236
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	7,842	7,903	13,512	9,670
Comprehensive income (loss) attributable to DISH Network	$393,247	$327,557	$740,163	$583,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$813,266	$685,578
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	483,246	509,098
Realized and unrealized losses (gains) on investments	(113,012)	(262,727)
Non-cash, stock-based compensation	3,745	14,823
Deferred tax expense (benefit)	185,938	72,427
Other, net	54,635	39,061
Changes in current assets and current liabilities, net	125,273	390,896
Net cash flows from operating activities	1,553,091	1,449,156

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(136,212)	(112,864)
Sales and maturities of marketable investment securities	563,416	1,892,987
Settlement of derivative financial instruments	562,234	—
Purchases of property and equipment	(333,571)	(409,852)
Capitalized interest related to FCC authorizations (Note 2)	(405,071)	(124,894)
AWS-3 FCC license deposits (Note 10)	—	(9,075,567)
AWS-3 FCC license refund (Note 10)	—	400,000
Other, net	9,048	(38)
Net cash flows from investing activities	259,844	(7,430,228)

Cash Flows From Financing Activities:
Proceeds from issuance of senior notes	2,000,000	—
Redemption and repurchases of senior notes (Note 9)	(1,500,000)	(650,001)
Capital contributions from Northstar Manager and SNR Management (Note 10)	—	204,200
Repayment of long-term debt and capital lease obligations	(16,624)	(15,053)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	7,443	18,001
Debt issuance costs	(7,676)	—
Other, net	128	13,678
Net cash flows from financing activities	483,271	(429,175)

Net increase (decrease) in cash and cash equivalents	2,296,206	(6,410,247)
Cash and cash equivalents, beginning of period	1,053,158	7,104,496
Cash and cash equivalents, end of period	$3,349,364	$694,249

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

Pay-TV and Broadband

We offer pay-TV services under the DISH®  brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  Prior to 2015, we launched our Sling International video programming service (formerly known as DishWorld), which historically represented a small percentage of our Pay-TV subscribers.  During February and June 2015, we launched our Sling domestic and Sling Latino services, respectively.  In addition to these Sling TV services that may only be streamed on one device at a time (single-stream services), on April 13, 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.  During June 2016, our multi-stream Sling domestic service transitioned from its introductory beta period and has been re-branded as Sling Blue.  Meanwhile, we re-branded our single-stream Sling domestic service as Sling Orange.  All Sling TV subscribers are included in our Pay-TV subscriber count.  As of June 30, 2016, we had 13.593 million Pay-TV subscribers in the United States.

In addition, we market broadband services under the dishNET™ brand, which had 0.613 million subscribers in the United States as of June 30, 2016.  Our satellite broadband service utilizes advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide.  This service primarily targets rural residents that are underserved, or unserved, by wireline broadband.  In addition to the dishNET branded satellite broadband service, we also offer wireline voice and broadband services under the dishNET brand as a competitive local exchange carrier primarily to consumers living in a 14-state region in the western United States.  We primarily bundle our dishNET branded services with our DISH branded pay-TV service.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Wireless

DISH Network Spectrum

We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  As we consider our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure, as well as the acquisition of additional wireless spectrum.  For example, on February 10, 2016, we filed an application with the FCC to potentially participate as a bidder in the forward auction phase of the broadcast television spectrum incentive auction (“Auction 1000”).  Auction 1000 has two phases.  In the first phase or reverse auction phase, participating television broadcasters “sell” their rights to use certain broadcast television spectrum in the 600 MHz frequency range to the FCC.  In the second phase or forward auction phase, the FCC will “resell” that spectrum to various auction participants, including wireless service providers and other potential bidders.  The first phase of Auction 1000 began on March 29, 2016 and concluded on June 29, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase, in order for Auction 1000 to conclude, the proceeds generated in the first stage of the forward auction phase must exceed approximately $88.4 billion.  If the proceeds from the first stage of the forward auction phase do not exceed this amount, Auction 1000 would move to one or more additional stages, with less available spectrum and lower spectrum clearing targets set by the FCC.  The first stage of the forward auction phase of Auction 1000 will include 100 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The available spectrum in each of these areas is comprised of certain paired 5x5 spectrum blocks (5 MHz uplink spectrum and 5 MHz downlink spectrum).  As a result, a nationwide footprint may be obtained by aggregating a single 5x5 spectrum block in each available licensed geographic area.  A qualified bidder in the forward auction phase could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that we and 61 other applicants were qualified to participate in the forward auction phase of Auction 1000.  The forward auction phase is scheduled to commence on August 16, 2016. The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.  See Note 10 for further information.

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

We are currently preparing for the commercialization of our AWS-4 and H Block wireless spectrum licenses, and interest expense related to their carrying amount is being capitalized.  In addition, on October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, in which we have made certain non-controlling investments.  Northstar Wireless and SNR Wireless are preparing for the commercialization of their AWS-3 Licenses, and began capitalizing interest related to these AWS-3 Licenses as of October 27, 2015.  As the carrying amount of these licenses is more than the amount of long-term debt and capital lease obligations on our Condensed Consolidated Balance Sheets as of June 30, 2016, materially all of our interest expense is capitalized.

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

As of June 30, 2016 and December 31, 2015, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 6 for the fair value of our marketable investment securities and derivative financial instruments.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

As of June 30, 2016, we did not hold any derivative financial instruments.  As of December 31, 2015, we held derivative financial instruments indexed to the trading price of common equity securities with a fair value of $557 million.  The fair value of these derivative financial instruments was dependent on the trading price of the indexed common equity securities.  See Note 6 for further information.

Treasury Stock

During the first quarter 2016, we retired all 56,118,260 shares of our treasury stock.  As a result, the following amounts are recorded on our Condensed Consolidated Balance Sheets as of June 30, 2016:  (i) a $1.569 billion reduction of “Treasury stock, at cost”; (ii) a $0.6 million reduction of “Class A common stock” related to the par value of the treasury stock; and (iii) a $1.568 billion reduction of “Accumulated earnings (deficit)” for the remaining amount.  The retirement also reduced the number of issued shares of Class A common stock by 56,118,260 shares.

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

Recognition and Measurement of Financial Assets and Financial Liabilities.  On January 5, 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-01 will have on our condensed consolidated financial statements.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Net income (loss)	$418,306	$332,326	$813,266	$685,578
Less: Net income (loss) attributable to noncontrolling interests, net of tax	7,842	7,903	13,512	9,670
Net income (loss) attributable to DISH Network	$410,464	$324,423	$799,754	$675,908

Weighted-average common shares outstanding - Class A and B common stock:
Basic	464,803	462,929	464,589	462,512
Dilutive impact of stock awards outstanding	837	1,706	840	1,888
Diluted	465,640	464,635	465,429	464,400

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.88	$0.70	$1.72	$1.46
Diluted net income (loss) per share attributable to DISH Network	$0.88	$0.70	$1.72	$1.46

As of June 30, 2016 and 2015, there were stock awards to acquire 1.8 million and 0.6 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.

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

	As of June 30,
	2016	2015
	(In thousands)
Performance based options	4,379	3,949
Restricted Performance Units	1,370	1,389
Total	5,749	5,338

4.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash paid for interest (including capitalized interest)	$414,130	$438,592
Cash received for interest	9,478	16,083
Cash paid for income taxes	211,529	14,501
Capitalized interest (1)	382,458	133,102
Employee benefits paid in Class A common stock	24,984	26,026
Satellites and other assets financed under capital lease obligations	988	—

(1)	See Note 2 for further information.

5.Other Comprehensive Income (Loss)

The following tables present the tax effect on each component of “Other comprehensive income (loss).”

	For the Three Months Ended June 30,
	2016			2015
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Unrealized holding gains (losses) on available-for-sale securities	$2,497	$(916)	$1,581	$39,405	$(14,490)	$24,915
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(28,953)	10,155	(18,798)	(34,310)	12,529	(21,781)
Other comprehensive income (loss)	$(26,456)	$9,239	$(17,217)	$5,095	$(1,961)	$3,134

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Six Months Ended June 30,
	2016			2015
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit (1)	Amount
	(In thousands)
Unrealized holding gains (losses) on available-for-sale securities	$(104)	$38	$(66)	$46,827	$(17,234)	$29,593
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(93,643)	34,118	(59,525)	(93,797)	(28,138)	(121,935)
Other comprehensive income (loss)	$(93,747)	$34,156	$(59,591)	$(46,970)	$(45,372)	$(92,342)

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

Unrealized/
Recognized
Gains
Accumulated Other Comprehensive Income (Loss)	(Losses)
(In thousands)
Balance as of December 31, 2015	$61,981
Other comprehensive income (loss) before reclassification	(66)
Amounts reclassified from accumulated other comprehensive income (loss)	(59,525)
Balance as of June 30, 2016	$2,390

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2016	2015
	(In thousands)
Marketable investment securities:
Current marketable investment securities - strategic	$32,543	$259,145
Current marketable investment securities - other	105,386	298,766
Total current marketable investment securities	137,929	557,911
Restricted marketable investment securities (1)	82,099	82,280
Total marketable investment securities	220,028	640,191

Restricted cash and cash equivalents (1)	275	94

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method	228,795	228,795
Investment in HSSC preferred tracking stock - cost method	87,409	87,409
Other investment securities - cost method	8,167	11,046
Total other investment securities	324,371	327,250

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$544,674	$967,535

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

Current Marketable Investment Securities -  Strategic

Our current strategic marketable investment securities portfolio includes strategic and financial debt and equity investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of June 30, 2016, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2016 and December 31, 2015, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit.

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

Investment in Tracking Stock

To improve our position in the consumer satellite broadband market, among other reasons, on February 20, 2014, we entered into agreements with EchoStar to implement a transaction pursuant to which, among other things:  (i) on March 1, 2014, we transferred to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV (collectively the “Transferred Satellites”), including related in-orbit incentive obligations and cash interest payments of approximately $59 million), and approximately $11 million in cash in exchange for an aggregate of 6,290,499 shares of a series of preferred tracking stock issued by EchoStar and an aggregate of 81.128 shares of a series of preferred tracking stock issued by HSSC (collectively, the “Tracking Stock”); and (ii) beginning on March 1, 2014, we lease back certain satellite capacity on the Transferred Satellites (collectively, the “Satellite and Tracking Stock Transaction”).  As of November 30, 2015, we no longer lease satellite capacity on the EchoStar I satellite.  The Tracking Stock generally tracks the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HSSC, including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”).  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2016 and December 31, 2015, we had accumulated net unrealized gains of $4 million and $98 million, respectively.  These amounts, net of related tax effect, were $2 million and $62 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of June 30, 2016				As of December 31, 2015
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U. S. Treasury and agency securities	$82,290	$118	$—	$118	$82,124	$2	$(135)	$(133)
Corporate securities	125,282	5,536	(4)	5,532	349,897	29,370	(480)	28,890
Other	1,184	68	(11)	57	47,847	73	(17)	56
Equity securities	11,272	—	(1,932)	(1,932)	160,323	68,751	(41)	68,710
Total	$220,028	$5,722	$(1,947)	$3,775	$640,191	$98,196	$(673)	$97,523

As of June 30, 2016, restricted and non-restricted marketable investment securities included debt securities of $162 million with contractual maturities within one year, $32 million with contractual maturities extending longer than one year through and including five years and $15 million with contractual maturities longer than ten years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of June 30, 2016, the unrealized losses on our investments in equity securities represented investments in broad-based indices.  We are not aware of any factors that indicate the unrealized losses in these investments are due to factors other than temporary market fluctuations.  As of June 30, 2016, the unrealized losses related to our investments in debt securities primarily represented investments in corporate securities and other.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	June 30, 2016		December 31, 2015
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$13,174	$(4)	$303,194	$(612)
12 months or more	127	(11)	7,512	(20)
Equity Securities:
Less than 12 months	6,012	(1,932)	6,133	(41)
12 months or more	—	—	—	—
Total	$19,313	$(1,947)	$316,839	$(673)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$3,260,509	$2,681,628	$578,881	$—	$920,689	$82,675	$838,014	$—

Debt securities (including restricted):
U. S. Treasury and agency securities	$82,290	$77,560	$4,730	$—	$82,124	$77,328	$4,796	$—
Corporate securities	125,282	—	119,118	6,164	349,897	—	343,733	6,164
Other	1,184	—	989	195	47,847	—	47,648	199
Equity securities	11,272	11,272	—	—	160,323	160,323	—	—
Subtotal	220,028	88,832	124,837	6,359	640,191	237,651	396,177	6,363
Derivative financial instruments	—	—	—	—	556,828	—	556,828	—
Total	$220,028	$88,832	$124,837	$6,359	$1,197,019	$237,651	$953,005	$6,363

As of June 30, 2016 and December 31, 2015, our Level 3 investments consisted predominately of corporate securities.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  For our Level 3 investments, we evaluate, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Changes in Level 3 instruments were as follows:

Level 3
Investment
Securities
(In thousands)
Balance as of December 31, 2015	$6,363
Net realized and unrealized gains (losses) included in earnings	—
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	92
Purchases	—
Settlements	(96)
Issuances	—
Transfers into or out of Level 3	—
Balance as of June 30, 2016	$6,359

During the six months ended June 30, 2016, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other Income (Expense):	2016	2015	2016	2015
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$29,868	$34,927	$108,521	$99,907
Derivative financial instruments - net realized and/or unrealized gains (losses)	17,078	100,776	5,405	168,387
Marketable investment securities - other-than-temporary impairments	(914)	—	(914)	(5,567)
Other	(2,091)	(225)	(2,006)	(6,960)
Total	$43,941	$135,478	$111,006	$255,767

7.Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2016	2015
	(In thousands)
Finished goods	$381,328	$304,827
Work-in-process and service repairs	83,112	74,828
Raw materials	10,753	10,673
Total inventory	$475,193	$390,328

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			June 30,	December 31,
	(In Years)			2016	2015
				(In thousands)
Equipment leased to customers	2	-	5	$3,348,370	$3,549,701
EchoStar XV			15	277,658	277,658
D1		N/A		55,000	55,000
T1			15	401,721	401,721
Satellites acquired under capital lease agreements	10	-	15	499,819	499,819
Furniture, fixtures, equipment and other	1	-	10	801,657	775,834
Buildings and improvements	1	-	40	89,625	86,928
Land			—	5,504	5,504
Construction in progress			—	438,789	382,464
Total property and equipment				5,918,143	6,034,629
Accumulated depreciation				(3,167,339)	(3,110,449)
Property and equipment, net				$2,750,804	$2,924,180

Construction in progress consisted of the following:

	As of
	June 30,	December 31,
	2016	2015
	(In thousands)
EchoStar XVIII, including capitalized interest (1)	$382,272	$346,417
Other	56,517	36,047
Total construction in progress	$438,789	$382,464

(1)

Our EchoStar XVIII satellite was launched on June 18, 2016 and is expected to become operational at the 61.5 degree orbital location during the third quarter 2016, at which time it will be reclassified from Construction in progress to Satellites within “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

Depreciation and amortization expense consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Equipment leased to customers	$205,775	$217,235	$395,597	$419,419
Satellites	21,957	21,957	43,913	43,913
Buildings, furniture, fixtures, equipment and other	21,887	23,694	43,736	45,766
Total depreciation and amortization	$249,619	$262,886	$483,246	$509,098

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

As of June 30, 2016, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
		Degree	(Years)/Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15
EchoStar XVIII (1)	June 2016	61.5	15

Leased from EchoStar (2):
EchoStar VII (3)	February 2002	119	June 2017
EchoStar IX	August 2003	121	Month to month
EchoStar X (3)	February 2006	110	February 2021
EchoStar XI (3)	July 2008	110	September 2021
EchoStar XII (3)	July 2003	61.5	September 2017
EchoStar XIV (3)	March 2010	119	February 2023
EchoStar XVI (4)	November 2012	61.5	January 2018
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)

Our EchoStar XVIII satellite was launched on June 18, 2016 and is expected to become operational at the 61.5 degree orbital location during the third quarter 2016, at which time it will be reclassified from Construction in progress to Satellites within “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

(2)	See Note 12 for further information on our Related Party Transactions with EchoStar.
(3)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(4)	We have the option to renew this lease for an additional five-year period. If we exercise our five-year renewal option, we have the option to renew this lease for an additional five years.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7 1/8% Senior Notes due 2016 (1)	$—	$—	$1,500,000	$1,506,750
4 5/8% Senior Notes due 2017	900,000	914,211	900,000	922,770
4 1/4% Senior Notes due 2018	1,200,000	1,235,172	1,200,000	1,207,560
7 7/8% Senior Notes due 2019	1,400,000	1,550,500	1,400,000	1,525,440
5 1/8% Senior Notes due 2020	1,100,000	1,133,000	1,100,000	1,100,000
6 3/4% Senior Notes due 2021	2,000,000	2,086,240	2,000,000	2,021,020
5 7/8% Senior Notes due 2022	2,000,000	1,962,500	2,000,000	1,889,780
5% Senior Notes due 2023	1,500,000	1,376,775	1,500,000	1,297,500
5 7/8% Senior Notes due 2024	2,000,000	1,909,000	2,000,000	1,765,000
7 3/4% Senior Notes due 2026	2,000,000	2,066,260	—	—
Other notes payable	29,961	29,961	30,996	30,996
Subtotal	14,129,961	$14,263,619	13,630,996	$13,266,816
Unamortized deferred financing costs and debt discounts, net	(44,779)		(41,563)
Capital lease obligations (2)	151,891		166,492
Total long-term debt and capital lease obligations (including current portion)	$14,237,073		$13,755,925

(1)	On February 1, 2016, we redeemed the principal balance of our 7 1/8% Senior Notes due 2016.
(2)	Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

7  3/4% Senior Notes due 2026

On June 13, 2016, we issued $2.0 billion aggregate principal amount of our ten-year 7 3/4% Senior Notes due July 1, 2026.  Interest accrues at an annual rate of 7 3/4% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year, commencing on January 1, 2017.

The 7 3/4% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to July 1, 2019, we may also redeem up to 35% of the 7 3/4% Senior Notes at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

Our 7 3/4% Senior Notes are:

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The indenture related to our 7 3/4% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

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

On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”).  If we fail to meet the AWS-4 Interim Build-Out Requirement, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If we fail to meet the Modified AWS-4 Final Build-Out Requirement, our terrestrial authorization for each license area in which we fail to meet the requirement may terminate.  The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 licenses to allow us to repurpose all 20 MHz of our uplink spectrum (2000-2020 MHz) for terrestrial downlink operations.  On June 1, 2016, we notified the FCC that we have elected to use our AWS-4 uplink spectrum for terrestrial downlink operations, and effective June 7, 2016, the FCC has modified our AWS-4 licenses, resulting in all 40 MHz of our AWS-4 spectrum being designated for terrestrial downlink operations.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We have made substantial investments to acquire certain wireless spectrum licenses and related assets.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, we filed an application with the FCC to potentially participate as a bidder in the forward auction phase of Auction 1000.  Auction 1000 has two phases.  In the first phase or reverse auction phase, participating television broadcasters “sell” their rights to use certain broadcast television spectrum in the 600 MHz frequency range to the FCC.  In the second phase or forward auction phase, the FCC will “resell” that spectrum to various auction participants, including wireless service providers and other potential bidders.  The first phase of Auction 1000 began on March 29, 2016 and concluded on June 29, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase, in order for Auction 1000 to conclude, the proceeds generated in the first stage of the forward auction phase must exceed approximately $88.4 billion.  If the proceeds from the first stage of the forward auction phase do not exceed this amount, Auction 1000 would move to one or more additional stages, with less available spectrum and lower spectrum clearing targets set by the FCC.  The first stage of the forward auction phase of Auction 1000 will include 100 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The available spectrum in each of these areas is comprised of certain paired 5x5 spectrum blocks (5 MHz uplink spectrum and 5 MHz downlink spectrum).  As a result, a nationwide footprint may be obtained by aggregating a single 5x5 spectrum block in each available licensed geographic area.  A qualified bidder in the forward auction phase could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that we and 61 other applicants were qualified to participate in the forward auction phase of Auction 1000.  The forward auction phase is scheduled to commence on August 16, 2016. The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.

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

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of June 30, 2016, the remaining obligation of our guarantee was $216 million.

As of June 30, 2016, we have not recorded a liability on the balance sheet for this guarantee.

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed complaints against us and our wholly-owned subsidiaries DISH Network L.L.C. and dishNET Satellite Broadband L.L.C., as well as Hughes Communications, Inc. and Hughes Network Systems, LLC, which are subsidiaries of EchoStar, in the United States District Court for the Central District of California.  The complaint alleged infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781 and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech alleged that encoding data as specified by the DVB-S2 standard infringed each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claimed that our Hopper® set-top box, as well as the Hughes defendants’ satellite broadband products and services, infringed the asserted patents by implementing the DVB-S2 standard.  On May 5, 2015, the Court granted summary judgment in our favor as to the Hopper set-top box alleged in the complaint.  On February 17, 2015, Caltech filed a new complaint in the United States District Court for the Central District of California, asserting the same patents against the same defendants.  Caltech alleged that certain broadband equipment, including without limitation the HT1000 and HT1100 modems, gateway hardware, software and/or firmware that the Hughes defendants provide to, among others, us for our use in connection with the dishNET branded broadband service, infringed these patents.  Pursuant to a settlement agreement between the parties, on May 31, 2016, Caltech dismissed with prejudice all of its claims in these actions.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey® set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 26, 2015, we and EchoStar filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 233 patent.  The United States Patent and Trademark Office has agreed to institute a proceeding on our petition, as well as on two third-party petitions challenging the validity of certain claims of the 233 patent, and it heard oral argument on January 16, 2016.  On June 1, 2016, the United States Patent and Trademark Office found that all claims asserted against us and the EchoStar parties were unpatentable.  On July 5, 2016, CRFD filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  The litigation in the District Court has been stayed since June 4, 2015 pending resolution of our petition to the United States Patent and Trademark Office.

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

The Court scheduled a second phase of the bench trial for October 2016, which is planned to cover the plaintiffs’ requested injunctive relief, as well as DISH Network L.L.C.’s response to certain evidence that the state plaintiffs presented in the first phase.  On April 20, 2016, the Court denied the federal plaintiff’s motion seeking to cancel the separate hearing on the plaintiffs’ requested injunctive relief.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 23, 2014, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On April 10, 2015, the Court granted DISH Network L.L.C.’s motion to stay the action in light of DISH Network L.L.C.’s petition and certain other defendants’ petitions pending before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On July 17, 2015, the United States Patent and Trademark Office agreed to institute a proceeding on our petition.  Pursuant to a stipulation between the parties, on April 27, 2016, the Court entered an order of non-infringement and judgment in favor of DISH Network L.L.C.  On June 15, 2016, the United States Patent and Trademark Office entered an order that the patent claims being asserted against DISH Network L.L.C. with respect to the 444 patent are unpatentable.  Dragon may seek to appeal the Court’s judgment and/or the United States Patent and Trademark Office’s decision.

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

On February 3, 2016, Grecia filed a new complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of California, alleging infringement of United States Patent No. 8,887,308 (the “308 patent”), which is entitled “Digital Cloud Access—PDMAS Part III,” on which Grecia is also the named inventor.  Grecia alleges that we violate the 308 patent in connection with our DISH Anywhere feature.  On June 10, 2016, DISH Network L.L.C. advised the Court that it intended to file a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 308 patent on or before July 31, 2016, and on June 13, 2016, the Court stayed the action pending the conclusion of that petition, including the exhaustion of any appeals.

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

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari, but they did not file one.  As a result, the stay of the NBC plaintiffs’ action expired.  On August 6, 2014, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs, pending a final judgment on all claims in the Fox plaintiffs’ action.  Pursuant to the settlement described below, the Fox action was dismissed on February 11, 2016.  On March 4, 2016, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs until September 9, 2016; provided that either party may file a motion with the Court to lift the stay after May 27, 2016.  Pursuant to a settlement between us and the NBC plaintiffs, on June 16, 2016, we and the NBC plaintiffs filed a stipulation to dismiss with prejudice all of our respective claims pending in the California Court.  The Court ordered such dismissal on June 20, 2016.

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

On January 12, 2015, the Court ruled on the Fox plaintiffs’ and our respective motions for summary judgment, holding that:  (a) the Slingbox placeshifting functionality and the PrimeTime Anytime, AutoHop and Hopper Transfers features do not violate the copyright laws; (b) certain quality assurance copies (which were discontinued in November 2012) do violate the copyright laws; and (c) the Slingbox placeshifting functionality, the Hopper Transfers feature and such quality assurance copies breach our Fox retransmission consent agreement.  At the parties’ joint request, the Court had stayed the case until January 15, 2016.  Pursuant to a settlement between us and the Fox plaintiffs, we, EchoStar Technologies L.L.C. and the Fox plaintiffs filed a stipulation to dismiss with prejudice all of our respective claims pending in the California Court.  The Court ordered such dismissal on February 11, 2016.

New York Actions.  Both the ABC and CBS parties filed counterclaims in the New York action adding copyright claims against EchoStar Technologies L.L.C., and the CBS parties filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating the renewal of our CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal was heard on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  Pursuant to a settlement between us and the ABC parties, during March 2014, the ABC parties withdrew their appeal to the United States Court of Appeals for the Second Circuit; we and the ABC parties filed a stipulation on March 4, 2014 to dismiss without prejudice all of our respective claims pending in the United States District Court for the Southern District of New York; and the ABC parties granted a covenant not to sue.  The Court ordered such dismissal on March 6, 2014.  Pursuant to a settlement between us and the CBS parties, on December 10, 2014, we and the CBS parties filed a stipulation to dismiss with prejudice all of our respective claims pending in the New York Court.  The Court ordered such dismissal on December 10, 2014.

These matters are now concluded.

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

LightSquared Transaction Shareholder Derivative Actions

On August 9, 2013, a purported shareholder of the Company, Jacksonville Police and Fire Pension Fund (“Jacksonville PFPF”), filed a putative shareholder derivative action in the District Court for Clark County, Nevada alleging, among other things, breach of fiduciary duty claims against the members of the Company’s Board of Directors as of that date:  Charles W. Ergen; Joseph P. Clayton; James DeFranco; Cantey M. Ergen; Steven R. Goodbarn; David K. Moskowitz; Tom A. Ortolf; and Carl E. Vogel (collectively, the “Director Defendants”).  In its first amended complaint, Jacksonville PFPF asserted claims that Mr. Ergen breached his fiduciary duty to the Company in connection with certain purchases of LightSquared debt by SPSO, an entity controlled by Mr. Ergen, and that the other Director Defendants aided and abetted that alleged breach of duty.  The Jacksonville PFPF claims alleged that (1) the debt purchases created an impermissible conflict of interest and (2) put at risk the LBAC Bid, which as noted above was withdrawn.  Jacksonville PFPF further claimed that most members of the Company’s Board of Directors are beholden to Mr. Ergen to an extent that prevents them from discharging their duties in connection with the Company’s participation in the LightSquared bankruptcy auction process.  Jacksonville PFPF is seeking an unspecified amount of damages.  Jacksonville PFPF dismissed its claims against Mr. Goodbarn on October 8, 2013.

Jacksonville PFPF sought a preliminary injunction that would enjoin Mr. Ergen and all of the Director Defendants other than Mr. Goodbarn from influencing the Company’s efforts to acquire certain assets of LightSquared in the bankruptcy proceeding.  On November 27, 2013, the Court denied that request but granted narrower relief enjoining Mr. Ergen and anyone acting on his behalf from participating in negotiations related to one aspect of the LBAC Bid, which, as noted above, was withdrawn.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Five alleged shareholders filed substantially similar putative derivative complaints in state and federal courts alleging the same or substantially similar claims.  On September 18, 2013, DCM Multi-Manager Fund, LLC filed a duplicative putative derivative complaint in the District Court for Clark County, Nevada, which was consolidated with the Jacksonville PFPF action on October 9, 2013.  Between September 25, 2013 and October 2, 2013, City of Daytona Beach Police Officers and Firefighters Retirement System, Louisiana Municipal Police Employees’ Retirement System and Iron Worker Mid-South Pension Fund filed duplicative putative derivative complaints in the United States District Court for the District of Colorado.  Also on October 2, 2013, Iron Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan filed its complaint in the United States District Court for the District of Nevada.

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

Our Board of Directors established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its business judgment that it is in the best interests of the Company not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  In an order entered on September 18, 2015, the Court granted the Special Litigation Committee’s motion to defer to the Special Litigation Committee’s October 24, 2014 report, including its finding that dismissal of the action is in the best interest of the Company.  The Court also held that, in light of granting the motion to defer, the pending motions to dismiss filed by the individual defendants were denied without prejudice as moot.  On October 12, 2015, Jacksonville PFPF filed a notice of appeal to the Supreme Court of Nevada.  On May 27, 2016, Jacksonville PFPF filed its appellate brief, and the Special Litigation Committee’s answering brief is due by July 28, 2016.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Qurio Holdings, Inc.

On September 26, 2014, Qurio Holdings, Inc. (“Qurio”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,102,863 (the “863 patent”) entitled “Highspeed WAN To Wireless LAN Gateway” and United States Patent No. 7,787,904 (the “904 patent”) entitled “Personal Area Network Having Media Player And Mobile Device Controlling The Same.”  On the same day, Qurio filed similar complaints against Comcast and DirecTV.  On November 13, 2014, Qurio filed a first amended complaint, which added a claim alleging infringement of United States Patent No. 8,879,567 (the “567 patent”) entitled “High-Speed WAN To Wireless LAN Gateway.”  Qurio is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On February 9, 2015, the Court granted DISH Network L.L.C.’s motion to transfer the case to the United States District Court for the Northern District of California.  During October 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 863, 904 and 567 patents.  On November 3, 2015, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office.  On April 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions, as well as on a third-party petition challenging the validity of certain claims of the 904 patent.  On June 21, 2016, pursuant to Qurio’s Request for Adverse Judgment, the United States Patent and Trademark Office issued a cancellation of all claims of the 904 patent that we had challenged.  On July 13, 2016, Qurio filed a Request for Adverse Judgment with the United States Patent and Trademark Office to cancel all claims of the 863 patent and 567 patent that we had challenged, leaving at issue in the District Court action only certain claims of the 567 patent that we had not challenged.  On July 19, 2016, the United States Patent and Trademark Office issued a cancellation of all claims of the 567 patent that we had challenged.  The United States Patent and Trademark Office has not yet issued Qurio’s requested cancellation of the claims of the 863 patent that we had challenged.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C.; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During August 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 456 patent, and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions.  On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines.

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

TQ Delta, LLC

On July 17, 2015, TQ Delta, LLC (“TQ Delta”) filed a complaint against us and our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C. in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 6,961,369 (the “369 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 8,718,158 (the “158 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 9,014,243 (the “243 patent”), which is entitled “System and Method for Scrambling Using a Bit Scrambler and a Phase Scrambler”; United States Patent No.7,835,430 (the “430 patent”), which is entitled “Multicarrier Modulation Messaging for Frequency Domain Received Idle Channel Noise Information”; United States Patent No. 8,238,412 (the “412 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; United States Patent No. 8,432,956 (the “956 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; and United States Patent No. 8,611,404 (the “404 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability.”  On September 9, 2015, TQ Delta filed a first amended complaint that added allegations of infringement of United States Patent No. 9,094,268 (the “268 patent”), which is entitled “Multicarrier Transmission System With Low Power Sleep Mode and Rapid-On Capability.”  On May 16, 2016, TQ Delta filed a second amended complaint that added EchoStar Corporation and its wholly-owned subsidiary EchoStar Technologies L.L.C. as defendants.  TQ Delta alleges that our satellite TV service, Internet service, set-top boxes, gateways, routers, modems, adapters and networks that operate in accordance with one or more Multimedia over Coax Alliance Standards infringe the asserted patents.  TQ Delta has filed actions in the same court alleging infringement of the same patents against Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc.  TQ Delta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial has been set for November 13, 2017.  On July 14, 2016, TQ Delta stipulated to dismiss with prejudice all claims related to the 369 patent and the 956 patent.  On July 20, 2016, we filed petitions with the United States Patent and Trademark Office or joined other third-party petitions at the United States Patent and Trademark Office challenging the validity of all of the patent claims asserted against us in the action.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The total assets, revenue and operating income by segment were as follows:

	As of
	June 30,	December 31,
	2016	2015
	(In thousands)
Total assets:
Pay-TV and Broadband	$23,931,795	$22,392,447
Wireless	15,893,177	16,300,465
All other and eliminations	(15,375,177)	(15,806,202)
Total assets	$24,449,795	$22,886,710

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
Pay-TV and Broadband	$3,837,036	$3,832,293	$7,624,271	$7,556,413
Wireless	—	132	—	240
All other and eliminations	—	—	—	—
Total revenue	$3,837,036	$3,832,425	$7,624,271	$7,556,653

Operating income (loss):
Pay-TV and Broadband	$628,962	$550,912	$1,206,963	$1,050,222
Wireless	(15,137)	(16,925)	(32,996)	(32,372)
All other and eliminations	—	—	—	—
Total operating income (loss)	$613,825	$533,987	$1,173,967	$1,017,850

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

“Trade accounts receivable”

As of June 30, 2016 and December 31, 2015, trade accounts receivable from EchoStar was $19 million and $23 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of June 30, 2016 and December 31, 2015, trade accounts payable to EchoStar was $342 million and $281 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended June 30, 2016 and 2015, we received less than $1 million and $13 million, respectively, for equipment sales and other revenue from EchoStar.  During the six months ended June 30, 2016 and 2015, we received less than $1 million and $26 million, respectively, for equipment sales and other revenue from EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

“Subscriber-related expenses”

During the three months ended June 30, 2016 and 2015, we incurred $26 million and $24 million, respectively, for subscriber-related expenses from EchoStar.  During the six months ended June 30, 2016 and 2015, we incurred $52 million and $48 million, respectively, for subscriber-related expenses from EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

For the three months ended June 30, 2016 and 2015, we purchased broadband equipment from HNS of $2 million and $3 million, respectively.  For the six months ended June 30, 2016 and 2015, we purchased broadband equipment from HNS of $5 million and $4 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  We also purchase certain broadband equipment from EchoStar under the 2012 Receiver Agreement, discussed below.

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

“Satellite and transmission expenses”

During the three months ended June 30, 2016 and 2015, we incurred $169 million and $185 million, respectively, for satellite and transmission expenses from EchoStar.  During the six months ended June 30, 2016 and 2015, we incurred $336 million and $362 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

•

EchoStar XVI.  During December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched during November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of:  (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  During July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year.  Prior to expiration of the initial term, we have the option to renew for an additional five-year period.  Prior to expiration of the initial term, EchoStar also has the right, upon certain conditions, to renew for an additional five-year period.  If either we or EchoStar exercise our respective five-year renewal options, then we have the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any options to renew this agreement will be exercised.

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

“General and administrative expenses”

During the three months ended June 30, 2016 and 2015, we incurred $25 million and $24 million, respectively, for general and administrative expenses from EchoStar.  During the six months ended June 30, 2016 and 2015, we incurred $47 million and $44 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

•

Inverness Lease Agreement.  The lease for certain space at 90 Inverness Circle East in Englewood, Colorado is for a period ending on December 31, 2016.  This agreement can be terminated by either party upon six months prior notice.  In February 2016, we provided notice to EchoStar to terminate this lease effective August 10, 2016.

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

For the three months ended June 30, 2016 and 2015, we purchased set-top boxes and other equipment from EchoStar of $183 million and $193 million, respectively.  For the six months ended June 30, 2016 and 2015, we purchased set-top boxes and other equipment from EchoStar of $430 million and $416 million, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellite and Tracking Stock Transaction with EchoStar.  To improve our position in the consumer satellite broadband market, among other reasons, on February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things:  (i) on March 1, 2014, we transferred to EchoStar and HSSC the Transferred Satellites, including related in-orbit incentive obligations and cash interest payments of approximately $59 million and approximately $11 million in cash in exchange for the Tracking Stock; and (ii) beginning on March 1, 2014, we lease back all available satellite capacity on the Transferred Satellites.  The Satellite and Tracking Stock Transaction is further described below:

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

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$18,782	$24,524	$37,884	$47,022

	As of
	June 30,	December 31,
	2016	2015
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$18,311	$19,362
Commitments to NagraStar	$844	$1,532

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

As the pay-TV industry is mature, our strategy has included an increased emphasis on acquiring and retaining higher quality subscribers, even if it means that we will acquire and retain fewer overall subscribers.  We evaluate the quality of subscribers based upon a number of factors, including, among others, profitability.  Our Pay-TV subscriber base has been declining due to, among other things, this strategy.  There can be no assurance that our Pay-TV subscriber base will not continue to decline.

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

Financial Highlights

2016 Second Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.837 billion
•	Pay-TV ARPU of $89.98
•	Net income attributable to DISH Network of $410 million and basic earnings per share of common stock of $0.88
•	Gross new Pay-TV subscriber activations of approximately 527,000
•	Pay-TV SAC of $782
•	Loss of approximately 281,000 net Pay-TV subscribers
•	Pay-TV churn rate of 1.96%
•	Loss of approximately 15,000 net broadband subscribers

Consolidated Financial Condition as of June 30, 2016

•	Cash, cash equivalents and current marketable investment securities of $3.487 billion
•	Total assets of $24.450 billion
•	Total long-term debt and capital lease obligations of $14.237 billion

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Business Segments

Pay-TV and Broadband

We offer Pay-TV services under the DISH brand and the Sling® brand.  We had 13.593 million Pay-TV subscribers in the United States as of June 30, 2016 and are the nation’s fourth largest pay-TV provider.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper® whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

In addition, we bundle broadband and telephone services with our DISH branded pay-TV services.  As of June 30, 2016, we had 0.613 million broadband subscribers in the United States.  Connecting our subscribers’ receivers to broadband service enhances the video experience and can be used by consumers to access DISH branded programming services on mobile devices.  We market our wireline and satellite broadband services under the dishNET™ brand.  Our dishNET satellite broadband service utilizes advanced technology and high-powered satellites launched by Hughes and ViaSat to provide broadband coverage nationwide.  This service primarily targets rural residents that are underserved, or unserved, by wireline broadband, and provides download speeds of up to 15 Mbps and our dishNET branded wireline broadband service provides download speeds of up to 40 Mbps.  Currently, satellite capacity constraints limit our ability to expand services in certain geographic areas.  However, new satellite launches by Hughes and ViaSat are expected to provide additional capacity in 2017.

Sling branded pay-TV services.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on certain streaming-capable devices including TVs, tablets, computers, game consoles and smart phones.  Prior to 2015, we launched our Sling International video programming service (formerly known as DishWorld), which historically represented a small percentage of our Pay-TV subscribers.  Sling International offers over 200 channels in 18 languages.  In February 2015, we launched our Sling domestic service.  The Sling domestic core package consists of over 20 channels offered for a monthly subscription.  In addition to the core programming package, Sling domestic offers additional tiers of programming, including sports, kids, movies, world news, lifestyle and Spanish language and additional premium content such as HBO, each available for an additional monthly fee.  Sling TV programming is offered live and on-demand and can be replayed as programming rights permit.  In June 2015, we also launched our Sling Latino service.  In addition to these Sling TV services that may only be streamed on one device at a time (single-stream services), on April 13, 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.  During June 2016, our multi-stream Sling domestic service transitioned from its introductory beta period and has been re-branded as Sling Blue.  Meanwhile, we re-branded our single-stream Sling domestic service as Sling Orange.  All Sling TV subscribers are included in our Pay-TV subscriber count.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Wireless

DISH Network Spectrum

We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, we filed an application with the Federal Communications Commission (“FCC”) to potentially participate as a bidder in the forward auction phase of the broadcast television spectrum incentive auction (“Auction 1000”).  Auction 1000 has two phases.  In the first phase or reverse auction phase, participating television broadcasters “sell” their rights to use certain broadcast television spectrum in the 600 MHz frequency range to the FCC.  In the second phase or forward auction phase, the FCC will “resell” that spectrum to various auction participants, including wireless service providers and other potential bidders.  The first phase of Auction 1000 began on March 29, 2016 and concluded on June 29, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase, in order for Auction 1000 to conclude, the proceeds generated in the first stage of the forward auction phase must exceed approximately $88.4 billion.  If the proceeds from the first stage of the forward auction phase do not exceed this amount, Auction 1000 would move to one or more additional stages, with less available spectrum and lower spectrum clearing targets set by the FCC.  The first stage of the forward auction phase of Auction 1000 will include 100 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The available spectrum in each of these areas is comprised of certain paired 5x5 spectrum blocks (5 MHz uplink spectrum and 5 MHz downlink spectrum).  As a result, a nationwide footprint may be obtained by aggregating a single 5x5 spectrum block in each available licensed geographic area.  A qualified bidder in the forward auction phase could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that we and 61 other applicants were qualified to participate in the forward auction phase of Auction 1000.  The forward auction phase is scheduled to commence on August 16, 2016.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.  See Note 10 “Commitments and Contingencies — DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

In addition, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate continue to be negatively impacted by stricter customer acquisition and retention policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring and retaining higher quality subscribers, as well as increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Programming

Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase, and certain programming costs are rising at a much faster rate than wages or inflation, especially for local broadcast channels.  The rates we are charged for retransmitting local broadcast channels have been increasing substantially and may exceed our ability to increase our prices to our customers.  In addition, programming costs continue to increase due to contractual price increases and the renewal of long-term programming contracts on less favorable pricing terms.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms or if we are unable to pass these increased programming costs on to our customers.

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

Furthermore, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire.  In the past, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  On June 12, 2016, Tribune Broadcasting Company (“Tribune”) removed 42 of its local broadcast channels in 33 markets across 34 states and the District of Columbia from our programming lineup, after we and Tribune were unable to negotiate the terms and conditions of a new programming carriage contract.  While we work to reach an agreement, we are offering “over-the-air” antennas at no additional charge so that customers in affected markets can watch Tribune’s local broadcast channels.  We cannot predict with any certainty the impact of such removal on our business, results of operations and financial condition.  In addition, we cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from this removal or similar programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rates.

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

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to independent retailers and other independent distributors of our equipment and revenue from equipment sales and other agreements with EchoStar.

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

Cost of sales - equipment and other.  “Cost of sales - equipment and other” primarily includes the cost of non-subsidized sales of DBS accessories to independent retailers and other independent distributors of our equipment and costs related to equipment sales and other agreements with EchoStar.

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense (net of capitalized interest), prepayment premiums and amortization of debt issuance costs associated with our senior debt, and interest expense associated with our capital lease obligations.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our capitalized interest policy.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015.

	For the Three Months Ended June 30,		Variance
Statements of Operations Data	2016	2015	Amount	%

	(In thousands)
Revenue:
Subscriber-related revenue	$3,826,216	$3,801,416	$24,800	0.7
Equipment sales and other revenue	10,820	31,009	(20,189)	(65.1)
Total revenue	3,837,036	3,832,425	4,611	0.1

Costs and Expenses:
Subscriber-related expenses	2,242,253	2,235,536	6,717	0.3
% of Subscriber-related revenue	58.6%	58.8%
Satellite and transmission expenses	178,893	194,444	(15,551)	(8.0)
% of Subscriber-related revenue	4.7%	5.1%
Cost of sales - equipment and other	11,697	23,805	(12,108)	(50.9)
Subscriber acquisition costs	353,077	405,701	(52,624)	(13.0)
General and administrative expenses	187,672	176,066	11,606	6.6
% of Total revenue	4.9%	4.6%
Depreciation and amortization	249,619	262,886	(13,267)	(5.0)
Total costs and expenses	3,223,211	3,298,438	(75,227)	(2.3)

Operating income (loss)	613,825	533,987	79,838	15.0

Other Income (Expense):
Interest income	8,988	3,616	5,372	*
Interest expense, net of amounts capitalized	(3,371)	(152,751)	149,380	97.8
Other, net	43,941	135,478	(91,537)	(67.6)
Total other income (expense)	49,558	(13,657)	63,215	*

Income (loss) before income taxes	663,383	520,330	143,053	27.5
Income tax (provision) benefit, net	(245,077)	(188,004)	(57,073)	(30.4)
Effective tax rate	36.9%	36.1%
Net income (loss)	418,306	332,326	85,980	25.9
Less: Net income (loss) attributable to noncontrolling interests, net of tax	7,842	7,903	(61)	(0.8)
Net income (loss) attributable to DISH Network	$410,464	$324,423	$86,041	26.5

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.593	13.932	(0.339)	(2.4)
Pay-TV subscriber additions, gross (in millions)	0.527	0.638	(0.111)	(17.4)
Pay-TV subscriber additions (losses), net (in millions)	(0.281)	(0.081)	(0.200)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.96%	1.71%	0.25%	14.6
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$782	$767	$15	2.0
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$89.98	$87.91	$2.07	2.4
Broadband subscribers, as of period end (in millions)	0.613	0.595	0.018	3.0
Broadband subscriber additions, gross (in millions)	0.041	0.051	(0.010)	(19.6)
Broadband subscriber additions (losses), net (in millions)	(0.015)	0.004	(0.019)	*
EBITDA	$899,543	$924,448	$(24,905)	(2.7)

* Percentage is not meaningful.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV subscribers.  We lost approximately 281,000 net Pay-TV subscribers during the three months ended June 30, 2016, compared to the loss of approximately 81,000 net Pay-TV subscribers during the same period in 2015.  The increase in net Pay-TV subscriber losses during the three months ended June 30, 2016 compared to the same period in 2015 primarily resulted from lower gross new Pay-TV subscriber activations and a higher Pay-TV churn rate, discussed below.

During the three months ended June 30, 2016, we activated approximately 527,000 gross new Pay-TV subscribers compared to approximately 638,000 gross new Pay-TV subscribers during the same period in 2015, a decrease of 17.4%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers, as well as increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

Our Pay-TV churn rate for the three months ended June 30, 2016 was 1.96% compared to 1.71% for the same period in 2015.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.  As part of our increased emphasis on retaining higher quality subscribers, we have been more selective in issuing retention credits, which has had a negative impact on our Pay-TV churn rate.

In the past, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  On June 12, 2016, Tribune removed 42 of its local broadcast channels in 33 markets across 34 states and the District of Columbia from our programming lineup, after we and Tribune were unable to negotiate the terms and conditions of a new programming carriage contract.  While we work to reach an agreement, we are offering “over-the-air” antennas at no additional charge so that customers in affected markets can watch Tribune’s local broadcast channels.  We cannot predict with any certainty the impact of such removal on our business, results of operations and financial condition.  In addition, we cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from this removal or similar programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rates.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Broadband subscribers.  We lost approximately 15,000 net Broadband subscribers during the three months ended June 30, 2016, compared to the addition of approximately 4,000 net Broadband subscribers during the same period in 2015.  The net Broadband subscriber losses during the three months ended June 30, 2016 primarily resulted from lower gross new Broadband subscriber activations and a higher number of customer disconnects.  During the three months ended June 30, 2016 and 2015, we activated approximately 41,000 and 51,000 gross new Broadband subscribers, respectively.  Gross new Broadband subscriber activations declined primarily due to stricter customer acquisition policies, including an increased emphasis on acquiring higher quality subscribers, and satellite capacity constraints in certain geographic areas.  Customer disconnects have been negatively impacted, in part, by our increased emphasis on retaining higher quality subscribers, which includes, among other things, being more selective in issuing retention credits.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.826 billion for the three months ended June 30, 2016, an increase of $25 million or 0.7% compared to the same period in 2015.  The change in “Subscriber-related revenue” from the same period in 2015 was primarily related to the increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.  Included in “Subscriber-related revenue” was $117 million and $110 million of revenue related to our broadband services for the three months ended June 30, 2016 and 2015, respectively, representing 3.1% and 2.9% of our total “Subscriber-related revenue,” respectively.

Pay-TV ARPU.  Pay-TV ARPU was $89.98 during the three months ended June 30, 2016 versus $87.91 during the same period in 2015.  The $2.07 or 2.4% increase in Pay-TV ARPU was primarily attributable to the DISH branded pay-TV programming package price increases in February 2016 and 2015.  These increases were partially offset by a shift in DISH branded pay-TV programming package mix and an increase in Sling TV subscribers.  Sling TV subscribers generally have lower priced programming packages than DISH branded pay-TV subscribers, and therefore, to the extent that Sling TV subscribers increase, it has a negative impact on Pay-TV ARPU.  Pay-TV ARPU for the three months ended June 30, 2015 was positively impacted by a significant pay-per-view event during the second quarter 2015.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.242 billion during the three months ended June 30, 2016, an increase of $7 million or 0.3% compared to the same period in 2015.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a lower average Pay-TV subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” for the three months ended June 30, 2015 included the impact of a significant pay-per-view event during the second quarter 2015.  Included in “Subscriber-related expenses” was $70 million and $68 million of expense related to our broadband services for the three months ended June 30, 2016 and 2015, respectively.  “Subscriber-related expenses” represented 58.6% and 58.8% of “Subscriber-related revenue” during the three months ended June 30, 2016 and 2015, respectively.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $353 million during the three months ended June 30, 2016, a decrease of $53 million or 13.0% compared to the same period in 2015.  This change was primarily attributable to a decrease in gross new Pay-TV subscriber activations, partially offset by an increase in Pay-TV SAC, discussed below.  Included in “Subscriber acquisition costs” was $18 million and $24 million of expenses related to our broadband services for the three months ended June 30, 2016 and 2015, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV SAC.  Pay-TV SAC was $782 during the three months ended June 30, 2016 compared to $767 during the same period in 2015, an increase of $15 or 2.0%.  This change was primarily attributable to an increase in advertising costs per activation, partially offset by a decrease in hardware costs per activation.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts and by a reduction in manufacturing costs related to certain receiver systems.  This decrease was partially offset by an increase in the percentage of new DISH branded pay-TV subscriber activations with Hopper 3 receiver systems, which have a higher cost per unit than the prior generation Hopper receiver systems.

During the three months ended June 30, 2016 and 2015, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $78 million and $107 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $3 million during the three months ended June 30, 2016, a decrease of $149 million compared to the same period in 2015.  This decrease was primarily related to an increase in capitalized interest principally associated with wireless spectrum.  On October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively.  We began capitalizing interest expense related to the commercialization of these wireless spectrum licenses in the fourth quarter 2015.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net.  “Other, net” income was $44 million during the three months ended June 30, 2016, a decrease of $92 million or 67.6% compared to the same period in 2015.  This change resulted from a decrease in net realized and/or unrealized gains on our marketable investment securities and derivative financial instruments.  See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $900 million during the three months ended June 30, 2016, a decrease of $25 million or 2.7% compared to the same period in 2015.  EBITDA during the three months ended June 30, 2016 was negatively impacted by the decrease of $92 million in “Other, net” income compared to the same period in 2015.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2016	2015
	(In thousands)
EBITDA	$899,543	$924,448
Interest, net	5,617	(149,135)
Income tax (provision) benefit, net	(245,077)	(188,004)
Depreciation and amortization	(249,619)	(262,886)
Net income (loss) attributable to DISH Network	$410,464	$324,423

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

Income tax (provision) benefit, net.  Our income tax provision was $245 million during the three months ended June 30, 2016,  an increase of $57 million compared to the same period in 2015.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.”

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015.

	For the Six Months Ended June 30,		Variance
Statements of Operations Data	2016	2015	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$7,601,694	$7,494,946	$106,748	1.4
Equipment sales and other revenue	22,577	61,707	(39,130)	(63.4)
Total revenue	7,624,271	7,556,653	67,618	0.9

Costs and Expenses:
Subscriber-related expenses	4,463,573	4,407,255	56,318	1.3
% of Subscriber-related revenue	58.7%	58.8%
Satellite and transmission expenses	354,538	381,284	(26,746)	(7.0)
% of Subscriber-related revenue	4.7%	5.1%
Cost of sales - equipment and other	23,684	54,300	(30,616)	(56.4)
Subscriber acquisition costs	736,422	811,392	(74,970)	(9.2)
General and administrative expenses	388,841	375,474	13,367	3.6
% of Total revenue	5.1%	5.0%
Depreciation and amortization	483,246	509,098	(25,852)	(5.1)
Total costs and expenses	6,450,304	6,538,803	(88,499)	(1.4)

Operating income (loss)	1,173,967	1,017,850	156,117	15.3

Other Income (Expense):
Interest income	12,941	12,110	831	6.9
Interest expense, net of amounts capitalized	(4,038)	(309,064)	305,026	98.7
Other, net	111,006	255,767	(144,761)	(56.6)
Total other income (expense)	119,909	(41,187)	161,096	*

Income (loss) before income taxes	1,293,876	976,663	317,213	32.5
Income tax (provision) benefit, net	(480,610)	(291,085)	(189,525)	(65.1)
Effective tax rate	37.1%	29.8%
Net income (loss)	813,266	685,578	127,688	18.6
Less: Net income (loss) attributable to noncontrolling interests, net of tax	13,512	9,670	3,842	39.7
Net income (loss) attributable to DISH Network	$799,754	$675,908	$123,846	18.3

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.593	13.932	(0.339)	(2.4)
Pay-TV subscriber additions, gross (in millions)	1.184	1.361	(0.177)	(13.0)
Pay-TV subscriber additions (losses), net (in millions)	(0.304)	(0.046)	(0.258)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.80%	1.68%	0.12%	7.1
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$708	$714	$(6)	(0.8)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$88.96	$86.82	$2.14	2.5
Broadband subscribers, as of period end (in millions)	0.613	0.595	0.018	3.0
Broadband subscriber additions, gross (in millions)	0.097	0.110	(0.013)	(11.8)
Broadband subscriber additions (losses), net (in millions)	(0.010)	0.018	(0.028)	*
EBITDA	$1,754,707	$1,773,045	$(18,338)	(1.0)

* Percentage is not meaningful.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV subscribers.  We lost approximately 304,000 net Pay-TV subscribers during the six months ended June 30, 2016, compared to the loss of approximately 46,000 net Pay-TV subscribers during the same period in 2015.  The increase in net Pay-TV subscriber losses during the six months ended June 30, 2016 compared to the same period in 2015 primarily resulted from lower gross new Pay-TV subscriber activations and a higher Pay-TV churn rate, discussed below.

During the six months ended June 30, 2016, we activated approximately 1.184 million gross new Pay-TV subscribers compared to approximately 1.361 million gross new Pay-TV subscribers during the same period in 2015, a decrease of 13.0%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers, as well as increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

Our Pay-TV churn rate for the six months ended June 30, 2016 was 1.80% compared to 1.68% for the same period in 2015.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.  As part of our increased emphasis on retaining higher quality subscribers, we have been more selective in issuing retention credits, which has had a negative impact on our Pay-TV churn rate.

In the past, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  On June 12, 2016, Tribune removed 42 of its local broadcast channels in 33 markets across 34 states and the District of Columbia from our programming lineup, after we and Tribune were unable to negotiate the terms and conditions of a new programming carriage contract.  While we work to reach an agreement, we are offering “over-the-air” antennas at no additional charge so that customers in affected markets can watch Tribune’s local broadcast channels.  We cannot predict with any certainty the impact of such removal on our business, results of operations and financial condition.  In addition, we cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from this removal or similar programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rates.

Broadband subscribers.  We lost approximately 10,000 net Broadband subscribers during the six months ended June 30, 2016, compared to the addition of approximately 18,000 net Broadband subscribers during the same period in 2015.  The net Broadband subscriber losses during the six months ended June 30, 2016 primarily resulted from lower gross new Broadband subscriber activations and a higher number of customer disconnects.  During the six months ended June 30, 2016 and 2015, we activated approximately 97,000 and 110,000 gross new Broadband subscribers, respectively. Gross new Broadband subscriber activations declined primarily due to stricter customer acquisition policies, including an increased emphasis on acquiring higher quality subscribers, and satellite capacity constraints in certain geographic areas.  Customer disconnects have been negatively impacted, in part, by our increased emphasis on retaining higher quality subscribers, which includes, among other things, being more selective in issuing retention credits.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Subscriber-related revenue.  “Subscriber-related revenue” totaled $7.602 billion for the six months ended June 30, 2016, an increase of $107 million or 1.4% compared to the same period in 2015.  The change in “Subscriber-related revenue” from the same period in 2015 was primarily related to the increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.  Included in “Subscriber-related revenue” was $233 million and $217 million of revenue related to our broadband services for the six months ended June 30, 2016 and 2015, respectively, representing 3.1% and 2.9% of our total “Subscriber-related revenue,” respectively.

Pay-TV ARPU.  Pay-TV ARPU was $88.96 during the six months ended June 30, 2016 versus $86.82 during the same period in 2015.  The $2.14 or 2.5% increase in Pay-TV ARPU was primarily attributable to the DISH branded pay-TV programming package price increases in February 2016 and 2015.  These increases were partially offset by a shift in DISH branded pay-TV programming package mix and an increase in Sling TV subscribers.  Sling TV subscribers generally have lower priced programming packages than DISH branded pay-TV subscribers, and therefore, to the extent that Sling TV subscribers increase, it has a negative impact on Pay-TV ARPU.  Pay-TV ARPU for the six months ended June 30, 2015 was positively impacted by a significant pay-per-view event during the second quarter 2015.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $4.464 billion during the six months ended June 30, 2016, an increase of $56 million or 1.3% compared to the same period in 2015.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a lower average Pay-TV subscriber base and a decrease in retention costs per subscriber.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” for the six months ended June 30, 2015 included the impact of a significant pay-per-view event during the second quarter 2015.  The decrease in retention costs per subscriber primarily resulted from fewer Pay-TV subscriber equipment migrations.  Included in “Subscriber-related expenses” was $140 million and $134 million of expense related to our broadband services for the six months ended June 30, 2016 and 2015, respectively.  “Subscriber-related expenses” represented 58.7% and 58.8% of “Subscriber-related revenue” during the six months ended June 30, 2016 and 2015, respectively.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $736 million during the six months ended June 30, 2016, a decrease of $75 million or 9.2% compared to the same period in 2015.  This change was primarily attributable to a decrease in gross new Pay-TV subscriber activations.  Included in “Subscriber acquisition costs” was $42 million and $50 million of expenses related to our broadband services for the six months ended June 30, 2016 and 2015, respectively.

Pay-TV SAC.  Pay-TV SAC was $708 during the six months ended June 30, 2016 compared to $714 during the same period in 2015, a decrease of $6 or 0.8%.  This change was primarily attributable to a decrease in hardware costs per activation.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts and by a reduction in manufacturing costs related to certain receiver systems.  This decrease was partially offset by an increase in the percentage of new DISH branded pay-TV subscriber activations with Hopper 3 receiver systems, which have a higher cost per unit than the prior generation Hopper receiver systems.

During the six months ended June 30, 2016 and 2015, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $144 million and $210 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations, discussed above.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $4 million during the six months ended June 30, 2016, a decrease of $305 million compared to the same period in 2015.  This decrease was primarily related to an increase in capitalized interest principally associated with wireless spectrum.  On October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively.  We began capitalizing interest expense related to the commercialization of these wireless spectrum licenses in the fourth quarter 2015.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Other, net.  “Other, net” income was $111 million during the six months ended June 30, 2016, a decrease of $145 million or 56.6% compared to the same period in 2015.  This change resulted from a decrease in net realized and/or unrealized gains on our marketable investment securities and derivative financial instruments.  See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.755 billion during the six months ended June 30, 2016, a decrease of $18 million or 1.0% compared to the same period in 2015.  EBITDA during the six months ended June 30, 2016 was negatively impacted by the decrease of $145 million in “Other, net” income compared to the same period in 2015.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months
	Ended June 30,
	2016	2015
	(In thousands)
EBITDA	$1,754,707	$1,773,045
Interest, net	8,903	(296,954)
Income tax (provision) benefit, net	(480,610)	(291,085)
Depreciation and amortization	(483,246)	(509,098)
Net income (loss) attributable to DISH Network	$799,754	$675,908

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

Income tax (provision) benefit, net.  Our income tax provision was $481 million during the six months ended June 30, 2016, an increase of $190 million compared to the same period in 2015.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes” and an increase in our effective tax rate.  During the six months ended June 30, 2015, our effective tax rate was positively impacted by a $63 million credit that was previously recorded in “Accumulated other comprehensive income (loss)” and was released to our income tax provision during the six months ended June 30, 2015.    See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities.  As of June 30, 2016, our cash, cash equivalents and current marketable investment securities totaled $3.487 billion compared to $1.611 billion as of December 31, 2015, an increase of $1.876 billion.  This increase in cash, cash equivalents and current marketable investment securities primarily resulted from $1.992 billion in net proceeds from the issuance of our 7 3/4% Senior Notes due 2026, cash generated from operating activities of $1.553 billion and a $562 million settlement of our derivative financial instruments.  These amounts were partially offset by the redemption of our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion and capital expenditures of $739 million (including capitalized interest related to FCC authorizations).

Cash Flow

The following discussion highlights our cash flow activities during the six months ended June 30, 2016.

Cash flows from operating activities

For the six months ended June 30, 2016, we reported “Net cash flows from operating activities” of $1.553 billion primarily attributable to $1.369 billion of net income adjusted to exclude the non-cash items - “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments” and “Deferred tax expense (benefit).”  In addition, “Net cash flows from operating activities” benefited from changes in working capital of $125 million due to timing differences between book expense and cash payments.

Cash flows from investing activities

For the six months ended June 30, 2016, we reported “Net cash flows from investing activities” of $260 million primarily related to a $562 million settlement of our derivative financial instruments and $427 million in net sales of marketable investment securities, partially offset by capital expenditures of $739 million (including capitalized interest related to FCC authorizations).  The capital expenditures included $405 million of capitalized interest related to FCC authorizations, $227 million for new and existing Pay-TV subscriber equipment, $7 million for new and existing Broadband subscriber equipment, $47 million for satellites and $53 million of other corporate capital expenditures.

Cash flows from financing activities

For the six months ended June 30, 2016, we reported “Net cash flows from financing activities” of $483 million primarily related to $1.992 billion in net proceeds from the issuance of our 7 3/4% Senior Notes due 2026, partially offset by the redemption of our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months
	Ended June 30,
	2016	2015
	(In thousands)
Free cash flow	$814,449	$914,410
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	738,642	534,746
Net cash flows from operating activities	$1,553,091	$1,449,156

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

Our subscriber-specific investments to acquire new subscribers have a significant impact on our cash flow.  While fewer subscribers will likely translate into lower ongoing cash flow in the long-term, cash flow is actually aided, in the short-term, by the reduction in subscriber-specific investment spending.  As a result, a slow-down in our business due to external or internal factors does not introduce the same level of short-term liquidity risk as it might in other industries.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Subscriber Base

We lost approximately 304,000 net Pay-TV subscribers during the six months ended June 30, 2016, compared to the loss of approximately 46,000 net Pay-TV subscribers during the same period in 2015.  The increase in net Pay-TV subscriber losses during the six months ended June 30, 2016 compared to the same period in 2015 primarily resulted from lower gross new Pay-TV subscriber activations and a higher Pay-TV churn rate.  See “Results of Operations” above for further information.

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

Obligations and Future Capital Requirements

We expect to fund our future working capital, capital expenditures and debt service requirements from cash generated from operations, existing cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital.  The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.  The majority of our capital expenditures for 2016, with the exception of the commercialization of our existing wireless spectrum licenses and potential purchase of additional wireless spectrum licenses discussed below, are expected to be driven by the costs associated with subscriber premises equipment and capital expenditures for our satellite-related obligations.  These expenditures are necessary to operate and maintain our Pay-TV services.  Consequently, we consider them to be non-discretionary.  The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives that may arise from time to time.  Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time, and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty.  Our Pay-TV subscriber base has been declining and there can be no assurance that our Pay-TV subscriber base will not continue to decline.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our cash flow.  These factors, including a reduction in our available future cash flows, could require that we raise additional capital in the future.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at acceptable terms.  These developments may have a significant effect on our cost of financing and our liquidity position.

Wireless

DISH Network Spectrum.    We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we may incur significant additional expenses and may have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, we filed an application with the FCC to potentially participate as a bidder in the forward auction phase of Auction 1000.  Auction 1000 has two phases.  In the first phase or reverse auction phase, participating television broadcasters “sell” their rights to use certain broadcast television spectrum in the 600 MHz frequency range to the FCC.  In the second phase or forward auction phase, the FCC will “resell” that spectrum to various auction participants, including wireless service providers and other potential bidders.  The first phase of Auction 1000 began on March 29, 2016 and concluded on June 29, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase, in order for Auction 1000 to conclude, the proceeds generated in the first stage of the forward auction phase must exceed approximately $88.4 billion.  If the proceeds from the first stage of the forward auction phase do not exceed this amount, Auction 1000 would move to one or more additional stages, with less available spectrum and lower spectrum clearing targets set by the FCC.  The first stage of the forward auction phase of Auction 1000 will include 100 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The available spectrum in each of these areas is comprised of certain paired 5x5 spectrum blocks (5 MHz uplink spectrum and 5 MHz downlink spectrum).  As a result, a nationwide footprint may be obtained by aggregating a single 5x5 spectrum block in each available licensed geographic area.  A qualified bidder in the forward auction phase could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that we and 61 other applicants were qualified to participate in the forward auction phase of Auction 1000.  The forward auction phase is scheduled to commence on August 16, 2016. The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.  See Note 10 “Commitments and Contingencies —DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Recognition and Measurement of Financial Assets and Financial Liabilities.  On January 5, 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-01 will have on our condensed consolidated financial statements.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three and six months ended June 30, 2016.  For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from April 1, 2016 through June 30, 2016:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs (1)
	(In thousands, except share data)
April 1, 2016 - April 30, 2016	—	$—	—	$1,000,000
May 1, 2016 - May 31, 2016	—	$—	—	$1,000,000
June 1, 2016 - June 30, 2016	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

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

Item 6.EXHIBITS

(a)Exhibits.

4.1☐

Indenture, relating to the 7 3/4% Senior Notes due 2026, dated as of June 13, 2016, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8‑K of DISH Network Corporation filed June 13, 2016, Commission File No. 0-26176).

4.2☐

Registration Rights Agreement relating to the 7 3/4% Senior Notes due 2026, dated as of June 13, 2016, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed June 13, 2016, Commission File No. 0-26176).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2016, filed on July 21, 2016, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

☐	Incorporated by reference.

*	Filed herewith.

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

Date:  July 21, 2016