Form 10-Q
period 2016-09-30
DISH Network CORP
filed 2016-11-09
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016.

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

As of November 2, 2016, the registrant’s outstanding common stock consisted of 226,599,862 shares of Class A common stock and 238,435,208 shares of Class B common stock.

PART I — FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2016 and December 31, 2015 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	86

Item 4.	Controls and Procedures	86

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	86

Item 1A.	Risk Factors	86

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	88

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	89

	Signatures	90

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

•	We have substantial debt outstanding and may incur additional debt.

•	The conditional conversion features of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”), if triggered, may adversely affect our financial condition.

•

The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and our Class A common stock.

•	We are subject to counterparty risk with respect to the convertible note hedge transactions.

•	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure.

•	We are controlled by one principal stockholder who is also our Chairman and Chief Executive Officer.

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

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$4,784,300	$1,053,158
Marketable investment securities	176,936	557,911
Trade accounts receivable, net of allowance for doubtful accounts of $24,526 and $22,167, respectively	815,873	864,028
Inventory	479,404	390,328
Derivative financial instruments (Note 2)	—	556,828
Other current assets (Note 8)	1,644,475	120,990
Total current assets	7,900,988	3,543,243

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	82,360	82,374
Property and equipment, net	2,666,352	2,924,180
FCC authorizations	16,265,914	15,667,604
Other investment securities	324,371	327,250
Other noncurrent assets, net	336,524	342,059
Total noncurrent assets	19,675,521	19,343,467
Total assets	$27,576,509	$22,886,710

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$610,931	$470,226
Deferred revenue and other	815,943	869,659
Accrued programming	1,538,976	1,532,809
Accrued interest	245,153	224,513
Other accrued expenses	441,652	531,733
Current portion of long-term debt and capital lease obligations	937,486	1,534,000
Total current liabilities	4,590,141	5,162,940

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	15,534,244	12,221,925
Deferred tax liabilities	2,382,554	2,084,789
Long-term deferred revenue and other long-term liabilities	460,731	385,026
Total long-term obligations, net of current portion	18,377,529	14,691,740
Total liabilities	22,967,670	19,854,680

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	316,822	284,243

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 226,575,362 and 281,866,884 shares issued, 226,575,362 and 225,748,624 shares outstanding, respectively	2,266	2,819
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	3,277,878	2,779,978
Accumulated other comprehensive income (loss)	657	61,981
Accumulated earnings (deficit) (Note 2)	1,009,367	1,471,084
Treasury stock, at cost (Note 2)	—	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	4,292,552	2,748,787
Noncontrolling interests	(535)	(1,000)
Total stockholders’ equity (deficit)	4,292,017	2,747,787
Total liabilities and stockholders’ equity (deficit)	$27,576,509	$22,886,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Revenue:
Subscriber-related revenue	$3,731,528	$3,704,259	$11,333,222	$11,199,205
Equipment sales and other revenue	14,583	29,306	37,160	91,013
Total revenue	3,746,111	3,733,565	11,370,382	11,290,218

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	2,219,188	2,182,117	6,682,761	6,589,372
Satellite and transmission expenses	185,254	195,468	539,792	576,752
Cost of sales - equipment and other	11,352	18,787	35,036	73,087
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	38,829	52,107	143,339	160,496
Other subscriber acquisition costs	183,148	250,852	556,928	678,424
Subscriber acquisition advertising	184,033	153,663	442,165	429,094
Total subscriber acquisition costs	406,010	456,622	1,142,432	1,268,014
General and administrative expenses	195,503	186,654	584,344	562,128
Depreciation and amortization (Note 8)	232,484	252,197	715,730	761,295
Total costs and expenses	3,249,791	3,291,845	9,700,095	9,830,648

Operating income (loss)	496,320	441,720	1,670,287	1,459,570

Other Income (Expense):
Interest income	7,385	3,273	20,326	15,383
Interest expense, net of amounts capitalized	(19,666)	(142,834)	(23,704)	(451,898)
Other, net	3,103	28,782	114,109	284,549
Total other income (expense)	(9,178)	(110,779)	110,731	(151,966)

Income (loss) before income taxes	487,142	330,941	1,781,018	1,307,604
Income tax (provision) benefit, net	(174,935)	(128,331)	(655,545)	(419,416)
Net income (loss)	312,207	202,610	1,125,473	888,188
Less: Net income (loss) attributable to noncontrolling interests, net of tax	4,781	6,131	18,293	15,801
Net income (loss) attributable to DISH Network	$307,426	$196,479	$1,107,180	$872,387

Weighted-average common shares outstanding - Class A and B common stock:
Basic	464,927	463,190	464,703	462,740
Diluted	492,969	464,702	474,784	464,598

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.66	$0.42	$2.38	$1.89
Diluted net income (loss) per share attributable to DISH Network	$0.64	$0.42	$2.35	$1.88

Comprehensive Income (Loss):
Net income (loss)	$312,207	$202,610	$1,125,473	$888,188
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	102	(15,829)	(2)	30,998
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(2,834)	(78)	(96,477)	(93,875)
Deferred income tax (expense) benefit, net	999	5,942	35,155	(39,430)
Total other comprehensive income (loss), net of tax	(1,733)	(9,965)	(61,324)	(102,307)
Comprehensive income (loss)	310,474	192,645	1,064,149	785,881
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	4,781	6,131	18,293	15,801
Comprehensive income (loss) attributable to DISH Network	$305,693	$186,514	$1,045,856	$770,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$1,125,473	$888,188
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	715,730	761,295
Realized and unrealized losses (gains) on investments	(116,070)	(291,438)
Non-cash, stock-based compensation	10,530	17,714
Deferred tax expense (benefit)	289,873	157,183
Other, net	7,011	11,741
Change in long-term deferred revenue and other long-term liabilities	75,705	130,107
Changes in current assets and current liabilities, net	44,138	555,247
Net cash flows from operating activities	2,152,390	2,230,037

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(328,198)	(179,296)
Sales and maturities of marketable investment securities	679,428	1,987,485
Settlement of derivative financial instruments	562,234	—
Purchases of property and equipment	(483,459)	(605,484)
Capitalized interest related to FCC authorizations (Note 2)	(563,698)	(187,818)
AWS-3 FCC license deposits (Note 10)	—	(9,075,567)
AWS-3 FCC license refund (Note 10)	—	400,000
Other, net (Note 8)	(1,487,255)	3,594
Net cash flows from investing activities	(1,620,948)	(7,657,086)

Cash Flows From Financing Activities:
Proceeds from issuance of senior notes	2,000,000	—
Proceeds from issuance of convertible notes	3,000,000	—
Purchases of convertible note hedges	(635,100)	—
Proceeds from issuance of warrants	375,600	—
Redemption and repurchases of senior notes (Note 9)	(1,500,000)	(650,001)
Capital contributions from Northstar Manager and SNR Management (Note 10)	—	204,200
Repayment of long-term debt and capital lease obligations	(25,864)	(23,470)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	12,186	21,285
Debt issuance costs	(26,622)	—
Other, net	(500)	14,920
Net cash flows from financing activities	3,199,700	(433,066)

Net increase (decrease) in cash and cash equivalents	3,731,142	(5,860,115)
Cash and cash equivalents, beginning of period	1,053,158	7,104,496
Cash and cash equivalents, end of period	$4,784,300	$1,244,381

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

Pay-TV and Broadband

We offer pay-TV services under the DISH®  brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  Prior to 2015, we launched our Sling International video programming service (formerly known as DishWorld), which historically represented a small percentage of our Pay-TV subscribers.  During February and June 2015, we launched our Sling domestic and Sling Latino services, respectively.  In addition to these Sling TV services that may only be streamed on one device at a time (single-stream services), on April 13, 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.  During June 2016, our multi-stream Sling domestic service transitioned from its introductory beta period and was re-branded as Sling Blue.  Meanwhile, we re-branded our single-stream Sling domestic service as Sling Orange.  All Sling TV subscribers are included in our Pay-TV subscriber count.  As of September 30, 2016, we had 13.643 million Pay-TV subscribers in the United States.

In addition, we market broadband services under the dishNET™ brand, which had 0.593 million subscribers in the United States as of September 30, 2016.  Our satellite broadband service utilizes advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide.  This service primarily targets rural residents that are underserved, or unserved, by wireline broadband.  In addition to the dishNET branded satellite broadband service, we also offer wireline broadband services under the dishNET brand as a competitive local exchange carrier to consumers in certain areas in 34 states and wireline voice services in certain areas of a 14-state region in the western United States.  We primarily bundle our dishNET branded services with our DISH branded pay-TV service.

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

Auction 1000.  On February 10, 2016, we filed an application with the FCC to potentially participate as a bidder in the forward auction phase of the broadcast television spectrum incentive auction in the 600 MHz frequency range (“Auction 1000”).  The available spectrum in each licensed geographic area in Auction 1000 is generally comprised of certain paired 5x5 spectrum blocks (5 MHz uplink spectrum and 5 MHz downlink spectrum).  As a result, a nationwide footprint may be obtained by aggregating a single 5x5 spectrum block in each available licensed geographic area.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Auction 1000 has had multiple stages, with each stage having two phases.  With respect to each stage, in the first phase, or reverse auction phase, participating television broadcasters “sell” their rights to use certain broadcast television spectrum in the 600 MHz frequency range to the FCC.  Then following the first phase of a stage, in the second phase, or forward auction phase, the FCC will “resell” that spectrum to auction participants.  In the event that certain criteria are not met within a particular stage for Auction 1000 to conclude, Auction 1000 then proceeds to a subsequent stage with less available spectrum than the immediately preceding stage and lower spectrum clearing targets.

Before the forward auction phase of Stage 1 of Auction 1000 began, a qualified bidder in the forward auction phase could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction phase of Auction 1000.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.

•

Stage 1:  The reverse auction phase of Stage 1 began on March 29, 2016 and concluded on June 29, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 1, in order for Auction 1000 to have concluded, the aggregate bids in the forward auction phase of Stage 1 would have had to have exceeded approximately $88.4 billion.  The forward auction phase of Stage 1 included 100 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 1 commenced on August 16, 2016 and concluded on August 30, 2016, but the aggregate bids of approximately $23.1 billion did not exceed the approximately $88.4 billion required for Auction 1000 to conclude.  As a result, Auction 1000 moved to Stage 2.

•

Stage 2:  The reverse auction phase of Stage 2 began on September 13, 2016 and concluded on October 13, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 2, in order for Auction 1000 to have concluded, the aggregate bids in the forward auction phase of Stage 2 would have had to have exceeded approximately $56.5 billion.  The forward auction phase of Stage 2 included 90 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 2 commenced and concluded on October 19, 2016, but the aggregate bids of approximately $21.5 billion did not exceed the approximately $56.5 billion required for Auction 1000 to conclude.  As a result, Auction 1000 moved to Stage 3.

•	Stage 3: The reverse auction phase of Stage 3 commenced on November 1, 2016.

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

We are currently preparing for the commercialization of our AWS-4 and H Block wireless spectrum licenses, and interest expense related to their carrying amount is being capitalized.  In addition, on October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, in which we have made certain non-controlling investments.  Northstar Wireless and SNR Wireless are preparing for the commercialization of their AWS-3 Licenses and began capitalizing interest related to those AWS-3 Licenses as of October 27, 2015.  As the carrying amount of these licenses is significant, substantially all of our interest expense is capitalized.

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

As of September 30, 2016 and December 31, 2015, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 6 for the fair value of our marketable investment securities and derivative financial instruments.

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

As of September 30, 2016, we did not hold any derivative financial instruments.  As of December 31, 2015, we held derivative financial instruments indexed to the trading price of common equity securities with a fair value of $557 million.  The fair value of these derivative financial instruments was dependent on the trading price of the indexed common equity securities.  See Note 6 for further information.

Treasury Stock

During the first quarter 2016, we retired all 56,118,260 shares of our treasury stock.  As a result, the following amounts are recorded on our Condensed Consolidated Balance Sheets as of September 30, 2016:  (i) a $1.569 billion reduction of “Treasury stock, at cost”; (ii) a $0.6 million reduction of “Class A common stock” related to the par value of the treasury stock; and (iii) a $1.568 billion reduction of “Accumulated earnings (deficit)” for the remaining amount.  The retirement also reduced the number of issued shares of Class A common stock by 56,118,260 shares.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”).  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board to create common revenue recognition guidance for GAAP and International Financial Reporting Standards.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.  The new standard could impact revenue and cost recognition for a significant number of our contracts, as well as our business processes and information technology systems.  As a result, our evaluation of the effect of the new standard will likely extend over several future periods.  On July 9, 2015, the FASB approved a one year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018.

Recognition and Measurement of Financial Assets and Financial Liabilities.  On January 5, 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”),  which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-01 will have on our condensed consolidated financial statements.

Leases.    On February 25, 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our condensed consolidated financial statements.

Financial Instruments – Credit Losses.    On June 16, 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  We are evaluating the impact the adoption of ASU 2016-13 will have on our condensed consolidated financial statements and related disclosures.

Statement of Cash Flows - Update.   On August 26, 2016, the FASB issued an update to ASC 230 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  This update consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments.  If practicable, this update should be applied using a retrospective transition method to each period presented.  For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable.  This update will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We are evaluating the impact the adoption of ASU 2016-15 will have on our condensed consolidated financial statements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Compensation – Stock Compensation.  On March 30, 2016, the FASB issued ASU 2016-09 Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”),  which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  During the third quarter 2016, we adopted ASU 2016-09, which had an immaterial impact on our condensed consolidated financial statements.

3.Basic and Diluted Net Income (Loss) Per Share

We present both basic earnings per share (“EPS”) and diluted EPS.  Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to DISH Network” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and if our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”) issued August 8, 2016 were converted.  The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of our Class A common stock.  The potential dilution from conversion of the Convertible Notes due 2026 is accounted for using the if-converted method, which requires that all of the shares of our Class A common stock issuable upon conversion of the Convertible Notes due 2026 will be included in the calculation of diluted EPS assuming conversion of the Convertible Notes due 2026 at the beginning of the reporting period (or at time of issuance, if later).  The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Net income (loss)	$312,207	$202,610	$1,125,473	$888,188
Less: Net income (loss) attributable to noncontrolling interests, net of tax	4,781	6,131	18,293	15,801
Net income (loss) attributable to DISH Network - Basic	307,426	196,479	1,107,180	872,387
Interest on dilutive 3 3/8% Convertible Notes due 2026, net of tax	9,392	—	9,392	—
Net income (loss) attributable to DISH Network - Diluted	$316,818	$196,479	$1,116,572	$872,387

Weighted-average common shares outstanding - Class A and B common stock:
Basic	464,927	463,190	464,703	462,740
Dilutive impact of 3 3/8% Convertible Notes due 2026	27,017	—	9,071	—
Dilutive impact of stock awards outstanding	1,025	1,512	1,010	1,858
Diluted	492,969	464,702	474,784	464,598

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.66	$0.42	$2.38	$1.89
Diluted net income (loss) per share attributable to DISH Network	$0.64	$0.42	$2.35	$1.88

Certain stock awards to acquire our Class A common stock are not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.  In addition, vesting of performance based options and rights to acquire shares of our Class A common stock granted pursuant to our performance based stock incentive plans (“Restricted Performance Units”) are both contingent upon meeting certain goals, some of which are not yet probable of being achieved.  Furthermore, the warrants that we issued to certain option counterparties in connection with the Convertible Notes due 2026 are only exercisable at their expiration if the market price per share of our Class A common stock is greater than the strike price of the warrants, which is approximately $86.08 per share, subject to adjustments.  As a consequence, the following are not included in the diluted EPS calculation.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	As of September 30,
	2016	2015
	(In thousands)
Anti-dilutive stock awards	1,845	622
Performance based options	4,386	3,900
Restricted Performance Units	1,373	1,380
Common stock warrants	46,029	-
Total	53,633	5,902

4.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash paid for interest (including capitalized interest)	$591,727	$669,343
Cash received for interest	8,385	18,011
Cash paid for income taxes	352,088	15,167
Capitalized interest (1)	611,511	200,737
Initial equity component of the 3 3/8% Convertible Notes due 2026 (2)	773,843	—
Employee benefits paid in Class A common stock	25,146	26,026
Satellites and other assets financed under capital lease obligations	1,328	—
Vendor financing	20,000	—

(1)	See Note 2 for further information.
(2)	See Note 9 for further information.

5.Other Comprehensive Income (Loss)

The following tables present the tax effect on each component of “Other comprehensive income (loss).”

	For the Three Months Ended September 30,
	2016			2015
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Unrealized holding gains (losses) on available-for-sale securities	$102	$(37)	$65	$(15,829)	$5,913	$(9,916)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(2,834)	1,036	(1,798)	(78)	29	(49)
Other comprehensive income (loss)	$(2,732)	$999	$(1,733)	$(15,907)	$5,942	$(9,965)

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Nine Months Ended September 30,
	2016			2015
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit (1)	Amount
	(In thousands)
Unrealized holding gains (losses) on available-for-sale securities	$(2)	$1	$(1)	$30,998	$(11,451)	$19,547
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(96,477)	35,154	(61,323)	(93,875)	(27,979)	(121,854)
Other comprehensive income (loss)	$(96,479)	$35,155	$(61,324)	$(62,877)	$(39,430)	$(102,307)

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

Unrealized/
Recognized
Gains
Accumulated Other Comprehensive Income (Loss)	(Losses)
(In thousands)
Balance as of December 31, 2015	$61,981
Other comprehensive income (loss) before reclassification	(1)
Amounts reclassified from accumulated other comprehensive income (loss)	(61,323)
Balance as of September 30, 2016	$657

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2016	2015
	(In thousands)
Marketable investment securities:
Current marketable investment securities - strategic	$17,661	$259,145
Current marketable investment securities - other	159,275	298,766
Total current marketable investment securities	176,936	557,911
Restricted marketable investment securities (1)	80,244	82,280
Total marketable investment securities	257,180	640,191

Restricted cash and cash equivalents (1)	2,116	94

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method	228,795	228,795
Investment in HSSC preferred tracking stock - cost method	87,409	87,409
Other investment securities - cost method	8,167	11,046
Total other investment securities	324,371	327,250

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$583,667	$967,535

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

Current Marketable Investment Securities -  Strategic

Our current strategic marketable investment securities portfolio includes strategic and financial debt and equity investments in public companies that are highly speculative and have experienced and continue to experience volatility.  As of September 30, 2016, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2016 and December 31, 2015, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2016 and December 31, 2015, we had accumulated net unrealized gains of $1 million and $98 million, respectively.  These amounts, net of related tax effect, were $1 million and $62 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of September 30, 2016				As of December 31, 2015
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$80,721	$54	$(13)	$41	$82,124	$2	$(135)	$(133)
Corporate securities	159,570	914	(15)	899	349,897	29,370	(480)	28,890
Other	5,584	65	(11)	54	47,847	73	(17)	56
Equity securities	11,305	50	—	50	160,323	68,751	(41)	68,710
Total	$257,180	$1,083	$(39)	$1,044	$640,191	$98,196	$(673)	$97,523

As of September 30, 2016, restricted and non-restricted marketable investment securities included debt securities of $199 million with contractual maturities within one year and $47 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of September 30, 2016, the unrealized losses related to our investments in debt securities primarily represented investments in corporate securities, U.S. treasury and agency securities and other.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	September 30, 2016		December 31, 2015
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$66,653	$(28)	$303,194	$(612)
12 months or more	127	(11)	7,512	(20)
Equity Securities:
Less than 12 months	—	—	6,133	(41)
12 months or more	—	—	—	—
Total	$66,780	$(39)	$316,839	$(673)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$4,654,295	$15,188	$4,639,107	$—	$920,689	$82,675	$838,014	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$80,721	$80,721	$—	$—	$82,124	$77,328	$4,796	$—
Corporate securities	159,570	—	153,406	6,164	349,897	—	343,733	6,164
Other	5,584	—	5,392	192	47,847	—	47,648	199
Equity securities	11,305	11,305	—	—	160,323	160,323	—	—
Subtotal	257,180	92,026	158,798	6,356	640,191	237,651	396,177	6,363
Derivative financial instruments	—	—	—	—	556,828	—	556,828	—
Total	$257,180	$92,026	$158,798	$6,356	$1,197,019	$237,651	$953,005	$6,363

As of September 30, 2016 and December 31, 2015, our Level 3 investments consisted predominately of corporate securities.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  For our Level 3 investments, we evaluate, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Changes in Level 3 instruments were as follows:

Level 3
Investment
Securities
(In thousands)
Balance as of December 31, 2015	$6,363
Net realized and unrealized gains (losses) included in earnings	—
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	137
Purchases	—
Settlements	(144)
Issuances	—
Transfers into or out of Level 3	—
Balance as of September 30, 2016	$6,356

During the nine months ended September 30, 2016, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other Income (Expense):	2016	2015	2016	2015
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$5,007	$13,908	$113,528	$113,815
Derivative financial instruments - net realized and/or unrealized gains (losses)	—	14,803	5,405	183,190
Marketable investment securities - other-than-temporary impairments	(1,949)	—	(2,863)	(5,567)
Other	45	71	(1,961)	(6,889)
Total	$3,103	$28,782	$114,109	$284,549

7.Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2016	2015
	(In thousands)
Finished goods	$363,155	$304,827
Work-in-process and service repairs	103,893	74,828
Raw materials	12,356	10,673
Total inventory (1)	$479,404	$390,328

(1)	The change in inventory as of September 30, 2016 primarily related to an increase in Hopper® and Joey® set top boxes and associated accessories.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			September 30,	December 31,
	(In Years)			2016	2015
				(In thousands)
Equipment leased to customers	2	-	5	$3,207,159	$3,549,701
EchoStar XV			15	277,658	277,658
EchoStar XVIII			15	411,255	—
D1		N/A		55,000	55,000
T1			15	401,721	401,721
Satellites acquired under capital lease agreements	10	-	15	499,819	499,819
Furniture, fixtures, equipment and other	1	-	10	802,749	775,834
Buildings and improvements	1	-	40	91,272	86,928
Land			—	5,504	5,504
Construction in progress			—	60,814	382,464
Total property and equipment				5,812,951	6,034,629
Accumulated depreciation				(3,146,599)	(3,110,449)
Property and equipment, net				$2,666,352	$2,924,180

Construction in progress consisted of the following:

	As of
	September 30,	December 31,
	2016	2015
	(In thousands)
EchoStar XVIII, including capitalized interest	$—	$346,417
Other	60,814	36,047
Total construction in progress	$60,814	$382,464

Our EchoStar XVIII satellite was launched on June 18, 2016 and became operational as an in-orbit spare at the 61.5 degree orbital location during the third quarter 2016, at which time it was reclassified from Construction in progress to Satellites within “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Equipment leased to customers	$185,727	$209,886	$581,324	$629,305
Satellites	24,241	21,957	68,154	65,870
Buildings, furniture, fixtures, equipment and other	22,516	20,354	66,252	66,120
Total depreciation and amortization	$232,484	$252,197	$715,730	$761,295

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Pay-TV Satellites.  We currently utilize 13 satellites in geostationary orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life.  We currently utilize certain capacity on nine satellites that we lease from EchoStar, which are accounted for as operating leases.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

As of September 30, 2016, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
		Degree	(Years)/Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15
EchoStar XVIII	June 2016	61.5	15

Leased from EchoStar (1):
EchoStar VII (2)	February 2002	119	June 2017
EchoStar IX	August 2003	121	Month to month
EchoStar X (2)	February 2006	110	February 2021
EchoStar XI (2)	July 2008	110	September 2021
EchoStar XII (2)	July 2003	61.5	September 2017
EchoStar XIV (2)	March 2010	119	February 2023
EchoStar XVI (3)	November 2012	61.5	January 2018
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 12 for further information on our Related Party Transactions with EchoStar.
(2)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(3)	We have the option to renew this lease for an additional five-year period. If we exercise our five-year renewal option, we have the option to renew this lease for an additional five years.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Other

During the third quarter 2016, we made a refundable payment to a third party in connection with a potential asset purchase.  This amount is recorded in “Other current assets” on our Condensed Consolidated Balance Sheets.

9.Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7 1/8% Senior Notes due 2016 (1)	$—	$—	$1,500,000	$1,506,750
4 5/8% Senior Notes due 2017 (2)	900,000	920,619	900,000	922,770
4 1/4% Senior Notes due 2018	1,200,000	1,235,316	1,200,000	1,207,560
7 7/8% Senior Notes due 2019	1,400,000	1,574,720	1,400,000	1,525,440
5 1/8% Senior Notes due 2020	1,100,000	1,145,507	1,100,000	1,100,000
6 3/4% Senior Notes due 2021	2,000,000	2,162,960	2,000,000	2,021,020
5 7/8% Senior Notes due 2022	2,000,000	2,060,820	2,000,000	1,889,780
5% Senior Notes due 2023	1,500,000	1,468,470	1,500,000	1,297,500
5 7/8% Senior Notes due 2024	2,000,000	1,985,980	2,000,000	1,765,000
7 3/4% Senior Notes due 2026	2,000,000	2,135,460	—	—
3 3/8% Convertible Notes due 2026	3,000,000	3,270,000	—	—
Other notes payable	48,406	48,406	30,996	30,996
Subtotal	17,148,406	$18,008,258	13,630,996	$13,266,816
Unamortized debt discount on the 3 3/8% Convertible Notes due 2026	(765,958)		—
Unamortized deferred financing costs and other debt discounts, net	(55,264)		(41,563)
Capital lease obligations (3)	144,546		166,492
Total long-term debt and capital lease obligations (including current portion)	$16,471,730		$13,755,925

(1)	On February 1, 2016, we redeemed the principal balance of our 7 1/8% Senior Notes due 2016.
(2)

Our 4 5/8% Senior Notes due 2017 mature on July 15, 2017 and have been reclassified to “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2016.

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

3  3/8% Convertible Notes due 2026

On August 8, 2016, we issued $3.0 billion aggregate principal amount of the Convertible Notes due August 15, 2026 in a private unregistered offering.  Interest accrues at an annual rate of 3 3/8% and is payable semi-annually in cash, in arrears on February 15 and August 15 of each year, commencing February 15, 2017.

The Convertible Notes due 2026 are:

•	our general unsecured obligations;
•	ranked senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Notes due 2026;
•	ranked equally in right of payment with all of our existing and future unsecured senior indebtedness;
•	ranked effectively junior to any of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness;

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•	ranked structurally junior to all indebtedness and other liabilities of our subsidiaries; and
•	not guaranteed by our subsidiaries.

We may not redeem the Convertible Notes due 2026 prior to the maturity date.  If a “fundamental change” (as defined in the related indenture) occurs prior to the maturity date of the Convertible Notes due 2026, holders may require us to repurchase for cash all or part of their Convertible Notes due 2026 at a specified make-whole price equal to 100% of the principal amount of such Convertible Notes due 2026, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date.

The indenture related to the Convertible Notes due 2026 does not contain any financial covenants and does not restrict us from paying dividends, issuing or repurchasing our other securities, issuing new debt (including secured debt) or repaying or repurchasing our debt.

Subject to the terms of the related indenture, the Convertible Notes due 2026 may be converted at an initial conversion rate of 15.3429 shares of our Class A common stock per $1,000 principal amount of Convertible Notes due 2026 (equivalent to an initial conversion price of approximately $65.18 per share of our Class A common stock) (the “Initial Conversion Rate”), at any time on or after March 15, 2026 through the second scheduled trading day preceding the maturity date.  Holders of the Convertible Notes due 2026 will also have the right to convert the Convertible Notes due 2026 at the Initial Conversion Rate prior to March 15, 2026, but only upon the occurrence of specified events described in the related indenture.  The conversion rate is subject to anti-dilution adjustments if certain events occur.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the Convertible Notes due 2026 (the “equity component”) from the host debt instrument.  The $774 million initial value of the equity component on the Convertible Notes due 2026 was recorded in “Additional paid-in capital” within “Stockholders’ equity (deficit)” on our Condensed Consolidated Balance Sheets with the offset being recorded as the debt discount.  The resulting debt discount on the Convertible Notes due 2026 is being amortized to interest expense at an effective interest rate of 7% over the ten-year term of the Convertible Notes due 2026.  This interest expense was recorded in “Interest expense, net of amounts capitalized” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Convertible Notes due 2026, we entered into convertible note hedge transactions with certain option counterparties.  The convertible note hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes due 2026, the number of shares of our Class A common stock underlying the Convertible Notes due 2026, which initially gives us the option to purchase approximately 46 million shares of our Class A common stock at a price of approximately $65.18 per share.  The total cost of the convertible note hedge transactions was $635 million.  Concurrently with entering into the convertible note hedge transactions, we also entered into warrant transactions with each option counterparty whereby we sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of our Class A common stock, which initially gives the option counterparties the option to purchase approximately 46 million shares of our Class A common stock at a price of approximately $86.08 per share.  We received $376 million in cash proceeds from the sale of these warrants.  For us, the economic effect of these transactions is to effectively raise the initial conversion price from approximately $65.18 per share of our Class A common stock to approximately $86.08 per share of our Class A common stock (thus effectively raising the conversion premium on the Convertible Notes due 2026 from approximately 32.5% to approximately 75%).  In accordance with accounting guidance on hedge and warrant transactions, the net cost incurred in connection with the convertible note hedge and warrant transactions are recorded as a reduction in “Additional paid-in capital” within “Stockholders’ equity (deficit)” on our Condensed Consolidated Balance Sheets as of September 30, 2016.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We will not be required to make any cash payments to each option counterparty or its affiliates upon the exercise of the options that are a part of the convertible note hedge transactions, but will be entitled to receive from them a number of shares of Class A common stock, an amount of cash or a combination thereof.  This consideration is generally based on the amount by which the market price per share of Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible note hedge transactions during the relevant valuation period under the convertible note hedge transactions.  Additionally, if the market price per share of Class A common stock, as measured under the terms of the warrant transactions, exceeds the strike price of the warrants during the measurement period at the maturity of the warrants, we will owe each option counterparty a number of shares of Class A common stock in an amount based on the excess of such market price per share of Class A common stock over the strike price of the warrants.  However, as specified under the terms of the warrant transactions, we may elect to settle the warrants in cash.

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

Auction 1000.  On February 10, 2016, we filed an application with the FCC to potentially participate as a bidder in the forward auction phase of Auction 1000.  The available spectrum in each licensed geographic area in Auction 1000 is generally comprised of certain paired 5x5 spectrum blocks (5 MHz uplink spectrum and 5 MHz downlink spectrum).  As a result, a nationwide footprint may be obtained by aggregating a single 5x5 spectrum block in each available licensed geographic area.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Auction 1000 has had multiple stages, with each stage having two phases.  With respect to each stage, in the first phase, or reverse auction phase, participating television broadcasters “sell” their rights to use certain broadcast television spectrum in the 600 MHz frequency range to the FCC.  Then following the first phase of a stage, in the second phase, or forward auction phase, the FCC will “resell” that spectrum to auction participants.  In the event that certain criteria are not met within a particular stage for Auction 1000 to conclude, Auction 1000 then proceeds to a subsequent stage with less available spectrum than the immediately preceding stage and lower spectrum clearing targets.

Before the forward auction phase of Stage 1 of Auction 1000 began, a qualified bidder in the forward auction phase could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction phase of Auction 1000.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.

•

Stage 1:  The reverse auction phase of Stage 1 began on March 29, 2016 and concluded on June 29, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 1, in order for Auction 1000 to have concluded, the aggregate bids in the forward auction phase of Stage 1 would have had to have exceeded approximately $88.4  billion.  The forward auction phase of Stage 1 included 100 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 1 commenced on August 16, 2016 and concluded on August 30, 2016, but the aggregate bids of approximately $23.1 billion did not exceed the approximately $88.4  billion required for Auction 1000 to conclude.  As a result, Auction 1000 moved to Stage 2.

•

Stage 2:  The reverse auction phase of Stage 2 began on September 13, 2016 and concluded on October 13, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 2, in order for Auction 1000 to have concluded, the aggregate bids in the forward auction phase of Stage 2 would have had to have exceeded approximately $56.5 billion.  The forward auction phase of Stage 2 included 90 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 2 commenced and concluded on October 19, 2016, but the aggregate bids of approximately $21.5 billion did not exceed the approximately $56.5 billion required for Auction 1000 to conclude.  As a result, Auction 1000 moved to Stage 3.

•	Stage 3: The reverse auction phase of Stage 3 commenced on November 1, 2016.

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

On August 18, 2015, the FCC released a Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless) (each a “Bidding Credit Amount” and collectively the “Bidding Credit Amounts”).  Each of Northstar Wireless and SNR Wireless has filed a notice of appeal and petition for review of the Order with the United States Court of Appeals for the District of Columbia, challenging, among other things, the FCC’s determination that they are ineligible to receive the Bidding Credit Amounts.  Oral arguments were presented to the Court on September 26, 2016.  We cannot predict with any degree of certainty the timing or outcome of these proceedings.

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

In addition, on September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman and Chief Executive Officer) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  See “Contingencies – Litigation – Vermont National Telephone Company” for further information.

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

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of September 30, 2016, the remaining obligation of our guarantee was $206 million.

As of September 30, 2016, we have not recorded a liability on the balance sheet for this guarantee.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.”  ClearPlay alleges that the AutoHop™ feature of our Hopper set-top box infringes the asserted patents.  On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action.  In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable.  ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office.  On October 31, 2016, the stay was lifted.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On October 3, 2016, the plaintiffs further modified their request for injunctive relief, and are now seeking, among other things, to enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from some or all existing independent third-party retailers.  The second phase of the bench trial, which commenced on October 25, 2016 and concluded on November 2, 2016, covered the plaintiffs’ requested injunctive relief, as well as certain evidence related to the state plaintiffs’ claims.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the case described above are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina.  Trial in that action is scheduled to commence on January 9, 2017.

We intend to vigorously defend these cases.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 23, 2014, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On April 10, 2015, the Court granted DISH Network L.L.C.’s motion to stay the action in light of DISH Network L.L.C.’s petition and certain other defendants’ petitions pending before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On July 17, 2015, the United States Patent and Trademark Office agreed to institute a proceeding on our petition.  Pursuant to a stipulation between the parties, on April 27, 2016, the Court entered an order of non-infringement and judgment in favor of DISH Network L.L.C.  On June 15, 2016, the United States Patent and Trademark Office entered an order that the patent claims being asserted against DISH Network L.L.C. with respect to the 444 patent are unpatentable.  On August 8, 2016, Dragon filed notices of appeal with respect to the Court’s judgment and the United States Patent and Trademark Office’s decision.

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

On February 3, 2016, Grecia filed a new complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of California, alleging infringement of United States Patent No. 8,887,308 (the “308 patent”), which is entitled “Digital Cloud Access—PDMAS Part III,” on which Grecia is also the named inventor.  Grecia alleges that we violate the 308 patent in connection with our DISH Anywhere feature.  On July 29, 2016, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 308 patent.  The litigation in the District Court has been stayed since June 13, 2016 pending resolution of DISH Network L.L.C.’s petition to the United States Patent and Trademark Office.

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

Pursuant to the PSA, LBAC was entitled to terminate the PSA in certain circumstances, certain of which required three business days written notice, including, without limitation, in the event that certain milestones specified in the PSA were not met.  On January 7, 2014, LBAC delivered written notice of termination of the PSA to the LightSquared LP Lenders.  As a result, the PSA terminated effective on January 10, 2014, and the LBAC Bid was withdrawn.

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

Our Board of Directors established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its business judgment that it is in the best interests of the Company not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  In an order entered on September 18, 2015, the Court granted the Special Litigation Committee’s motion to defer to the Special Litigation Committee’s October 24, 2014 report, including its finding that dismissal of the action is in the best interest of the Company.  The Court also held that, in light of granting the motion to defer, the pending motions to dismiss filed by the individual defendants were denied without prejudice as moot.  On October 12, 2015, Jacksonville PFPF filed a notice of appeal to the Supreme Court of Nevada, and the appeal is now fully briefed.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Qurio Holdings, Inc.

On September 26, 2014, Qurio Holdings, Inc. (“Qurio”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,102,863 (the “863 patent”) entitled “Highspeed WAN To Wireless LAN Gateway” and United States Patent No. 7,787,904 (the “904 patent”) entitled “Personal Area Network Having Media Player And Mobile Device Controlling The Same.”  On the same day, Qurio filed similar complaints against Comcast and DirecTV.  On November 13, 2014, Qurio filed a first amended complaint, which added a claim alleging infringement of United States Patent No. 8,879,567 (the “567 patent”) entitled “High-Speed WAN To Wireless LAN Gateway.”  Qurio is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On February 9, 2015, the Court granted DISH Network L.L.C.’s motion to transfer the case to the United States District Court for the Northern District of California.  During October 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 863, 904 and 567 patents.  On November 3, 2015, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office.  On April 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions, as well as on a third-party petition challenging the validity of certain claims of the 904 patent.  On June 21, 2016, pursuant to Qurio’s Request for Adverse Judgment, the United States Patent and Trademark Office issued a cancellation of all claims of the 904 patent that we had challenged.  On July 13, 2016, Qurio filed a Request for Adverse Judgment with the United States Patent and Trademark Office to cancel all claims of the 863 patent and 567 patent that we had challenged, leaving at issue in the District Court action only certain claims of the 567 patent that we had not challenged.  On July 19, 2016, the United States Patent and Trademark Office issued a cancellation of all claims of the 863 patent and the 567 patent that we had challenged.  At Qurio’s request, on October 5, 2016, the parties stipulated to a voluntary dismissal of the action with prejudice, which the Court entered on that date.  This matter is now concluded.

Shipping & Transit LLC

On August 30, 2016, Shipping & Transit LLC (“Shipping & Transit”) filed suit against us and our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California, alleging infringement of United States Patent No. 6,317,060 (the “060 patent”), entitled “Base Station System and Method for Monitoring Travel of Mobile Vehicles and Communicating Notification Methods” and United States Patent No. 6,415,207 (the “207 patent”), entitled “System and Method for Automatically Providing Vehicle Status Information.”  Shipping & Transit alleges that the “My Tech” application, which provides information to customers regarding their  service technician appointments, infringes the 060 patent and the 207 patent.  Shipping & Transit is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TQ Delta, LLC

On July 17, 2015, TQ Delta, LLC (“TQ Delta”) filed a complaint against us and our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C. in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 6,961,369 (the “369 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 8,718,158 (the “158 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 9,014,243 (the “243 patent”), which is entitled “System and Method for Scrambling Using a Bit Scrambler and a Phase Scrambler”; United States Patent No.7,835,430 (the “430 patent”), which is entitled “Multicarrier Modulation Messaging for Frequency Domain Received Idle Channel Noise Information”; United States Patent No. 8,238,412 (the “412 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; United States Patent No. 8,432,956 (the “956 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; and United States Patent No. 8,611,404 (the “404 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability.”  On September 9, 2015, TQ Delta filed a first amended complaint that added allegations of infringement of United States Patent No. 9,094,268 (the “268 patent”), which is entitled “Multicarrier Transmission System With Low Power Sleep Mode and Rapid-On Capability.”  On May 16, 2016, TQ Delta filed a second amended complaint that added EchoStar Corporation and its wholly-owned subsidiary EchoStar Technologies L.L.C. as defendants.  TQ Delta alleges that our satellite TV service, Internet service, set-top boxes, gateways, routers, modems, adapters and networks that operate in accordance with one or more Multimedia over Coax Alliance Standards infringe the asserted patents.  TQ Delta has filed actions in the same court alleging infringement of the same patents against Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc.  TQ Delta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial has been set for November 13, 2017.  On July 14, 2016, TQ Delta stipulated to dismiss with prejudice all claims related to the 369 patent and the 956 patent.  On July 20, 2016, we filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims of the 404 patent and the 268 patent that have been asserted against us.  Third parties have filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims that have been asserted against us in the action.  On November 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on the third-party petitions related to the 158 patent, the 243 patent, the 412 patent and the 430 patent.

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

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman and Chief Executive Officer) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action.  The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless.  The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Wireless Holding L.L.C. and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules.  Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA.  Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.

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

The total assets, revenue and operating income by segment were as follows:

	As of
	September 30,	December 31,
	2016	2015
	(In thousands)
Total assets:
Pay-TV and Broadband	$26,774,291	$22,392,447
Wireless	17,591,671	16,300,465
All other and eliminations	(16,789,453)	(15,806,202)
Total assets	$27,576,509	$22,886,710

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
Pay-TV and Broadband	$3,746,111	$3,733,448	$11,370,382	$11,289,861
Wireless	—	117	—	357
All other and eliminations	—	—	—	—
Total revenue	$3,746,111	$3,733,565	$11,370,382	$11,290,218

Operating income (loss):
Pay-TV and Broadband	$511,233	$458,093	$1,718,196	$1,508,315
Wireless	(14,913)	(16,373)	(47,909)	(48,745)
All other and eliminations	—	—	—	—
Total operating income (loss)	$496,320	$441,720	$1,670,287	$1,459,570

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

“Trade accounts receivable”

As of September 30, 2016 and December 31, 2015, trade accounts receivable from EchoStar was $1 million and $23 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Trade accounts payable”

As of September 30, 2016 and December 31, 2015, trade accounts payable to EchoStar was $335 million and $281 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended September 30, 2016 and 2015, we received less than $1 million and $13 million, respectively, for equipment sales and other revenue from EchoStar.  During the nine months ended September 30, 2016 and 2015, we received $1 million and $39 million, respectively, for equipment sales and other revenue from EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

Remanufactured Receiver and Services Agreement.  We entered into a remanufactured receiver and services agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2016, we and EchoStar extended this agreement until December 31, 2017.  EchoStar may terminate the remanufactured receiver and services agreement for any reason upon at least 60 days notice to us.  We may also terminate this agreement if certain entities acquire us.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Subscriber-related expenses”

During the three months ended September 30, 2016 and 2015, we incurred $25 million and $24 million, respectively, for subscriber-related expenses from EchoStar.  During the nine months ended September 30, 2016 and 2015, we incurred $77 million and $72 million, respectively, for subscriber-related expenses from EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

For the three months ended September 30, 2016 and 2015, we purchased broadband equipment from HNS of $2 million and $3 million, respectively.  For the nine months ended September 30, 2016 and 2015, we purchased broadband equipment from HNS of $7 million and $7 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  We also purchase certain broadband equipment from EchoStar under the 2012 Receiver Agreement, discussed below.

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive certain services related to placeshifting, which is used for, among other things, the DISH Anywhere mobile application.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement will renew on February 23, 2017 for an additional one-year period until February 23, 2018.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement will renew on February 23, 2017 for an additional one-year period until February 23, 2018.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Satellite and transmission expenses”

During the three months ended September 30, 2016 and 2015, we incurred $176 million and $185 million, respectively, for satellite and transmission expenses from EchoStar.  During the nine months ended September 30, 2016 and 2015, we incurred $512 million and $547 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

Broadcast Agreement.  Effective January 1, 2012, we and EchoStar entered into a broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which EchoStar provides broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 1, 2012 to December 31, 2016.  In November 2016, we and EchoStar amended the 2012 Broadcast Agreement to extend the term thereof for one additional year until December 31, 2017.  The fees for services provided under the 2012 Broadcast Agreement are calculated at either:  (a) EchoStar’s cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.  We have the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to EchoStar.  If we terminate the teleport services provided under the 2012 Broadcast Agreement for a reason other than EchoStar’s breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

TT&C Agreement.  Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for certain satellites for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  In November 2016, we and EchoStar amended the 2012 TT&C Agreement to extend the term thereof for one additional year until December 31, 2017.  The fees for services provided under the 2012 TT&C Agreement are calculated at either:  (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  We are able to terminate the 2012 TT&C Agreement for any reason upon 60 days notice.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

“General and administrative expenses”

During the three months ended September 30, 2016 and 2015, we incurred $25 million and $26 million, respectively, for general and administrative expenses from EchoStar.  During the nine months ended September 30, 2016 and 2015, we incurred $72 million and $70 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

•	Inverness Lease Agreement. The lease for certain space at 90 Inverness Circle East in Englewood, Colorado was terminated effective August 10, 2016.

•	Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on December 31, 2016.

•	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado is for a period ending on December 31, 2016.

•	EchoStar Data Networks Sublease Agreement. The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia expired on October 31, 2016.

•	Gilbert Lease Agreement. Effective August 1, 2014, we began leasing certain space from EchoStar at 801 N. DISH Dr. in Gilbert, Arizona. This lease is for a period ending on July 31, 2017.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

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

XiP Encryption Agreement.  During the third quarter 2012, we entered into an encryption agreement with EchoStar for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which EchoStar provides certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  In November 2016, we and EchoStar extended the term of the XiP Encryption Agreement for one additional year until December 31, 2017.  We and EchoStar each have the right to terminate the XiP Encryption Agreement for any reason upon at least 30 days notice and 180 days notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

Sling Trademark License Agreement.  On December 31, 2014, Sling TV L.L.C. entered into an agreement with Sling Media, Inc., a subsidiary of EchoStar, pursuant to which we have the right for a fixed fee to use certain trademarks, domain names and other intellectual property related to the “Sling” trademark for a period ending on December 31, 2016.

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Mr. Vivek Khemka, our Executive Vice President and Chief Technology Officer, currently also provides services pursuant to the Professional Services Agreement to EchoStar as the President of EchoStar Technologies L.L.C.  Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement will renew on January 1, 2017 for an additional one-year period until January 1, 2018 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.  Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Other Agreements - EchoStar

Receiver Agreement.  EchoStar is currently our primary supplier of set-top box receivers.  Effective January 1, 2012, we and EchoStar entered into a receiver agreement (the “2012 Receiver Agreement”) pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment.  In November 2016, we and EchoStar amended the 2012 Receiver Agreement to extend the term thereof for one additional year until December 31, 2017.  The 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either:  (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.  EchoStar provides us with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.

For the three months ended September 30, 2016 and 2015, we purchased set-top boxes and other equipment from EchoStar of $154 million and $154 million, respectively.  For the nine months ended September 30, 2016 and 2015, we purchased set-top boxes and other equipment from EchoStar of $584 million and $570 million, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

Rovi License Agreement.  On August 19, 2016, we entered into a ten-year patent license agreement (the “Rovi License Agreement”) with Rovi Corporation (“Rovi”) and, for certain limited purposes, EchoStar.  EchoStar is a party to the Rovi License Agreement solely with respect to certain provisions relating to the prior patent license agreement between EchoStar and Rovi.  There are no payments between us and EchoStar under the Rovi License Agreement.

Sale of Orange, New Jersey Properties.  In October 2016, we and EchoStar sold two parcels of real estate owned separately by us and EchoStar in Orange, New Jersey to a third party pursuant to a purchase and sale agreement. Pursuant to the agreement, we and EchoStar separately received our respective payments from the buyer.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$17,526	$21,707	$55,410	$68,729

	As of
	September 30,	December 31,
	2016	2015
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$17,364	$19,362
Commitments to NagraStar	$682	$1,532

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.”  Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Financial Highlights

2016 Third Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.746 billion
•	Pay-TV ARPU of $89.44
•	Net income attributable to DISH Network of $307 million and basic and diluted earnings per share of common stock of $0.66 and $0.64, respectively.
•	Gross new Pay-TV subscriber activations of approximately 736,000
•	Pay-TV SAC of $640
•	Loss of approximately 116,000 net Pay-TV subscribers
•	Pay-TV churn rate of 2.11%
•	Loss of approximately 20,000 net broadband subscribers

Consolidated Financial Condition as of September 30, 2016

•	Cash, cash equivalents and current marketable investment securities of $4.961 billion
•	Total assets of $27.577 billion
•	Total long-term debt and capital lease obligations of $16.472 billion

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Business Segments

Pay-TV and Broadband

We offer pay-TV services under the DISH brand and the Sling® brand (collectively “Pay-TV” services).  We had 13.643 million Pay-TV subscribers in the United States as of September 30, 2016 and are the nation’s fourth largest pay-TV provider.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper® whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

In addition, we bundle broadband and telephone services with our DISH branded pay-TV services.  As of September 30, 2016, we had 0.593 million broadband subscribers in the United States.  Connecting our subscribers’ receivers to broadband service enhances the video experience and can be used by consumers to access DISH branded programming services on mobile devices.  We market our wireline and satellite broadband services under the dishNET™ brand.  Our dishNET satellite broadband service utilizes advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide.  This service primarily targets rural residents that are underserved, or unserved, by wireline broadband, and provides download speeds of up to 15 Mbps and our dishNET branded wireline broadband service provides download speeds of up to 40 Mbps.  Currently, satellite capacity constraints limit our ability to expand services in certain geographic areas.  However, new satellite launches by Hughes and ViaSat are expected to provide additional capacity in 2017.

Sling branded pay-TV services.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on certain streaming-capable devices including TVs, tablets, computers, game consoles and smart phones.  Prior to 2015, we launched our Sling International video programming service (formerly known as DishWorld), which historically represented a small percentage of our Pay-TV subscribers.  Sling International offers over 200 channels in 18 languages.  In February 2015, we launched our Sling domestic service.  The Sling domestic core package consists of over 20 channels offered for a monthly subscription.  In addition to the core programming package, Sling domestic offers additional tiers of programming, including sports, kids, movies, world news, lifestyle and Spanish language and additional premium content such as HBO, each available for an additional monthly fee.  Sling TV programming is offered live and on-demand and can be replayed as programming rights permit.  In June 2015, we also launched our Sling Latino service.  In addition to these Sling TV services that may only be streamed on one device at a time (single-stream services), on April 13, 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.  During June 2016, our multi-stream Sling domestic service transitioned from its introductory beta period and was re-branded as Sling Blue.  Meanwhile, we re-branded our single-stream Sling domestic service as Sling Orange.  All Sling TV subscribers are included in our Pay-TV subscriber count.

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

Auction 1000.  On February 10, 2016, we filed an application with the Federal Communications Commission (“FCC”) to potentially participate as a bidder in the forward auction phase of the broadcast television spectrum incentive auction in the 600 MHz frequency range (“Auction 1000”).  The available spectrum in each licensed geographic area in Auction 1000 is generally comprised of certain paired 5x5 spectrum blocks (5 MHz uplink spectrum and 5 MHz downlink spectrum).  As a result, a nationwide footprint may be obtained by aggregating a single 5x5 spectrum block in each available licensed geographic area.

Auction 1000 has had multiple stages, with each stage having two phases.  With respect to each stage, in the first phase, or reverse auction phase, participating television broadcasters “sell” their rights to use certain broadcast television spectrum in the 600 MHz frequency range to the FCC.  Then following the first phase of a stage, in the second phase, or forward auction phase, the FCC will “resell” that spectrum to auction participants.  In the event that certain criteria are not met within a particular stage for Auction 1000 to conclude, Auction 1000 then proceeds to a subsequent stage with less available spectrum than the immediately preceding stage and lower spectrum clearing targets.

Before the forward auction phase of Stage 1 of Auction 1000 began, a qualified bidder in the forward auction phase could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction phase of Auction 1000.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.

•

Stage 1:  The reverse auction phase of Stage 1 began on March 29, 2016 and concluded on June 29, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 1, in order for Auction 1000 to have concluded, the aggregate bids in the forward auction phase of Stage 1 would have had to have exceeded approximately $88.4 billion.  The forward auction phase of Stage 1 included 100 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 1 commenced on August 16, 2016 and concluded on August 30, 2016, but the aggregate bids of approximately $23.1 billion did not exceed the approximately $88.4 billion required for Auction 1000 to conclude.  As a result, Auction 1000 moved to Stage 2.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

•

Stage 2:  The reverse auction phase of Stage 2 began on September 13, 2016 and concluded on October 13, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 2, in order for Auction 1000 to have concluded, the aggregate bids in the forward auction phase of Stage 2 would have had to have exceeded approximately $56.5 billion.  The forward auction phase of Stage 2 included 90 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 2 commenced and concluded on October 19, 2016, but the aggregate bids of approximately $21.5 billion did not exceed the approximately $56.5 billion required for Auction 1000 to conclude.  As a result, Auction 1000 moved to Stage 3.

•	Stage 3: The reverse auction phase of Stage 3 commenced on November 1, 2016.

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

We implement new marketing promotions from time to time that are intended to increase our gross new Pay-TV subscriber activations.  During 2015 and early 2016, we launched various marketing promotions offering certain DISH branded pay-TV programming packages without a price increase for a limited time period.  During the third quarter 2016, we launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of eight themed add-on channel packs, which include local broadcast networks and kids, national and regional sports and general entertainment programming.  In addition, subscribers can add or remove channel packs to best suit their entertainment needs.  While we plan to implement other new marketing efforts, there can be no assurance that we will ultimately be successful in increasing our gross new Pay-TV subscriber activations.  Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

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

Furthermore, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire.  In the past, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers, including, among others, Tribune Broadcasting Company (“Tribune”) during the second and third quarters of 2016.  We cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from similar programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses, and higher Pay-TV churn rates.

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

General and administrative expenses.  “General and administrative expenses” consists primarily of employee-related costs associated with administrative services such as legal, information systems and accounting and finance.  It also includes outside professional fees (e.g., legal, information systems and accounting services) and other items associated with facilities and administration.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense (net of capitalized interest), prepayment premiums and amortization of debt issuance costs associated with our long-term debt, and interest expense associated with our capital lease obligations.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our capitalized interest policy.

Other, net.  The main components of “Other, net” are gains and losses realized on the sale and/or conversion of marketable and non-marketable investment securities and derivative financial instruments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of derivative financial instruments, and equity in earnings and losses of our affiliates.

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

Pay-TV subscribers.   We include customers obtained through direct sales, independent retailers and other independent distribution relationships in our Pay-TV subscriber count.  We also provide DISH branded pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we previously divided our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and included the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  During the third quarter 2016, we launched our Flex Pack programming package that represents our lowest tier programming package under which a new subscriber can activate, and, effective September 30, 2016, we began dividing the total revenue for these certain commercial accounts by an amount approximately equal to the retail price of our Flex Pack programming package.  The impact of this change was an increase to our ending subscriber count of approximately 166,000 subscribers as of September 30, 2016.  This had no impact on our gross new Pay-TV subscriber activations, net Pay-TV subscriber losses or Pay-TV churn rate for all periods presented.  Prior to 2015, we launched our Sling International video programming service, which historically represented a small percentage of our Pay-TV subscribers.  During February and June 2015, we launched our Sling domestic and Sling Latino services, respectively.  All Sling TV subscribers are included in our Pay-TV subscriber count.  Sling TV subscribers receiving service for no charge, under certain new subscriber promotions, are excluded from our Pay-TV subscriber count.  Sling TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  For customers who subscribe to both our DISH branded pay-TV service and our Sling branded pay-TV services, each subscription is counted as a separate Pay-TV subscriber.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015.

	For the Three Months Ended September 30,		Variance
Statements of Operations Data	2016	2015	Amount	%

	(In thousands)
Revenue:
Subscriber-related revenue	$3,731,528	$3,704,259	$27,269	0.7
Equipment sales and other revenue	14,583	29,306	(14,723)	(50.2)
Total revenue	3,746,111	3,733,565	12,546	0.3

Costs and Expenses:
Subscriber-related expenses	2,219,188	2,182,117	37,071	1.7
% of Subscriber-related revenue	59.5%	58.9%
Satellite and transmission expenses	185,254	195,468	(10,214)	(5.2)
% of Subscriber-related revenue	5.0%	5.3%
Cost of sales - equipment and other	11,352	18,787	(7,435)	(39.6)
Subscriber acquisition costs	406,010	456,622	(50,612)	(11.1)
General and administrative expenses	195,503	186,654	8,849	4.7
% of Total revenue	5.2%	5.0%
Depreciation and amortization	232,484	252,197	(19,713)	(7.8)
Total costs and expenses	3,249,791	3,291,845	(42,054)	(1.3)

Operating income (loss)	496,320	441,720	54,600	12.4

Other Income (Expense):
Interest income	7,385	3,273	4,112	*
Interest expense, net of amounts capitalized	(19,666)	(142,834)	123,168	86.2
Other, net	3,103	28,782	(25,679)	(89.2)
Total other income (expense)	(9,178)	(110,779)	101,601	91.7

Income (loss) before income taxes	487,142	330,941	156,201	47.2
Income tax (provision) benefit, net	(174,935)	(128,331)	(46,604)	(36.3)
Effective tax rate	35.9%	38.8%
Net income (loss)	312,207	202,610	109,597	54.1
Less: Net income (loss) attributable to noncontrolling interests, net of tax	4,781	6,131	(1,350)	(22.0)
Net income (loss) attributable to DISH Network	$307,426	$196,479	$110,947	56.5

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.643	13.909	(0.266)	(1.9)
Pay-TV subscriber additions, gross (in millions)	0.736	0.751	(0.015)	(2.0)
Pay-TV subscriber additions (losses), net (in millions)	(0.116)	(0.023)	(0.093)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	2.11%	1.86%	0.25%	13.4
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$640	$736	$(96)	(13.0)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$89.44	$86.33	$3.11	3.6
Broadband subscribers, as of period end (in millions)	0.593	0.608	(0.015)	(2.5)
Broadband subscriber additions, gross (in millions)	0.039	0.066	(0.027)	(40.9)
Broadband subscriber additions (losses), net (in millions)	(0.020)	0.013	(0.033)	*
EBITDA	$727,126	$716,568	$10,558	1.5

* Percentage is not meaningful.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV subscribers.  We lost approximately 116,000 net Pay-TV subscribers during the three months ended September 30, 2016, compared to the loss of approximately 23,000 net Pay-TV subscribers during the same period in 2015.  The increase in net Pay-TV subscriber losses during the three months ended September 30, 2016 compared to the same period in 2015 primarily resulted from a higher Pay-TV churn rate and lower gross new Pay-TV subscriber activations.

Our Pay-TV churn rate for the three months ended September 30, 2016 was 2.11% compared to 1.86% for the same period in 2015.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.  As part of our increased emphasis on retaining higher quality subscribers, we have been more selective in issuing retention credits, which has had a negative impact on our Pay-TV churn rate.

During the three months ended September 30, 2016, we activated approximately 736,000 gross new Pay-TV subscribers compared to approximately 751,000 gross new Pay-TV subscribers during the same period in 2015, a decrease of 2.0%.  This decrease in our gross new Pay-TV subscriber activations was primarily impacted by stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers, as well as increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. This decrease was partially offset by an increase in Sling TV subscriber activations.  In addition, our ending Pay-TV subscriber count increased by approximately 166,000 subscribers as of September 30, 2016 as a result of the change in our calculation for our commercial accounts.  This had no impact on our gross new Pay-TV subscriber activations, net Pay-TV subscriber losses or Pay-TV churn rate for all periods presented.  See “Explanation of Key Metrics and Other Items – Pay-TV Subscribers” for further information.

Our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers, including, among others, Tribune during the second and third quarters of 2016.  We cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from similar programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses, and higher Pay-TV churn rates.

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Broadband subscribers.  We lost approximately 20,000 net Broadband subscribers during the three months ended September 30, 2016, compared to the addition of approximately 13,000 net Broadband subscribers during the same period in 2015.  The net Broadband subscriber losses during the three months ended September 30, 2016 primarily resulted from lower gross new Broadband subscriber activations and a higher number of customer disconnects.  During the three months ended September 30, 2016 and 2015, we activated approximately 39,000 and 66,000 gross new Broadband subscribers, respectively.  Gross new Broadband subscriber activations declined primarily due to stricter customer acquisition policies, including an increased emphasis on acquiring higher quality subscribers, lower gross Pay-TV subscriber activations and satellite capacity constraints in certain geographic areas.  Customer disconnects have been negatively impacted, in part, by our increased emphasis on retaining higher quality subscribers, which includes, among other things, being more selective in issuing retention credits.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.732 billion for the three months ended September 30, 2016, an increase of $27 million or 0.7% compared to the same period in 2015.  The change in “Subscriber-related revenue” from the same period in 2015 was primarily related to the increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.  Included in “Subscriber-related revenue” was $114 million and $110 million of revenue related to our broadband services for the three months ended September 30, 2016 and 2015, respectively, representing 3.1% and 3.0% of our total “Subscriber-related revenue,” respectively.

Pay-TV ARPU.  Pay-TV ARPU was $89.44 during the three months ended September 30, 2016 versus $86.33 during the same period in 2015.  The $3.11 or 3.6% increase in Pay-TV ARPU was primarily attributable to the DISH branded pay-TV programming package price increases in February 2016 and 2015.  These increases were partially offset by a shift in DISH branded pay-TV programming package mix and an increase in Sling TV subscribers.  Sling TV subscribers generally have lower priced programming packages than DISH branded pay-TV subscribers, and therefore, to the extent that Sling TV subscribers increase, it has a negative impact on Pay-TV ARPU.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.219 billion during the three months ended September 30, 2016, an increase of $37 million or 1.7% compared to the same period in 2015.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a lower average Pay-TV subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  Included in “Subscriber-related expenses” was $69 million and $68 million of expense related to our broadband services for the three months ended September 30, 2016 and 2015, respectively.  “Subscriber-related expenses” represented 59.5% and 58.9% of “Subscriber-related revenue” during the three months ended September 30, 2016 and 2015, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $406 million during the three months ended September 30, 2016, a decrease of $51 million or 11.1% compared to the same period in 2015.  This change was primarily attributable to a decrease in Pay-TV SAC, discussed below, fewer gross new Pay-TV subscriber activations, and a decrease in expense related to our Broadband subscriber activations.  Included in “Subscriber acquisition costs” was $15 million and $29 million of expenses related to our broadband services for the three months ended September 30, 2016 and 2015, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV SAC.  Pay-TV SAC was $640 during the three months ended September 30, 2016 compared to $736 during the same period in 2015, a decrease of $96 or 13.0%.  This change was primarily attributable to an increase in Sling TV subscriber activations and a decrease in hardware costs per activation, partially offset by an increase in advertising costs.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts and by a reduction in manufacturing costs related to certain receiver systems.  This decrease in hardware costs was partially offset by an increase in the percentage of new DISH branded pay-TV subscriber activations with Hopper 3 receiver systems, which have a higher cost per unit than the prior generation Hopper receiver systems.  Subscriber acquisition costs for Sling TV subscribers are lower than those for DISH branded pay-TV subscribers, and therefore, to the extent that Sling TV subscriber activations increase, it has a positive impact on Pay-TV SAC.

During the three months ended September 30, 2016 and 2015, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $80 million and $125 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

Our “Subscriber acquisition costs” and “Pay-TV SAC” may materially increase in the future to the extent that we, among other things, transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.  See “Liquidity and Capital Resources — Subscriber Acquisition and Retention Costs” for further information.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $20 million during the three months ended September 30, 2016, a decrease of $123 million compared to the same period in 2015.  This decrease was primarily related to an increase of $161 million in capitalized interest principally associated with wireless spectrum and a reduction in interest expense as a result of redemptions and repurchases of debt during 2016 and 2015, partially offset by interest expense associated with the issuance of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”) and our 7 3/4% Senior Notes due 2026.  On October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively.  We began capitalizing interest expense related to the commercialization of these wireless spectrum licenses in the fourth quarter 2015.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net.  “Other, net” income was $3 million during the three months ended September 30, 2016, a decrease of $26 million or 89.2% compared to the same period in 2015.  This change resulted from a decrease in net realized and/or unrealized gains on our marketable investment securities and derivative financial instruments.  See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $727 million during the three months ended September 30, 2016, an increase of $11 million or 1.5% compared to the same period in 2015.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended September 30,
	2016	2015
	(In thousands)
EBITDA	$727,126	$716,568
Interest, net	(12,281)	(139,561)
Income tax (provision) benefit, net	(174,935)	(128,331)
Depreciation and amortization	(232,484)	(252,197)
Net income (loss) attributable to DISH Network	$307,426	$196,479

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

Income tax (provision) benefit, net.  Our income tax provision was $175 million during the three months ended September 30, 2016,  an increase of $47 million compared to the same period in 2015.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes,” partially offset by a decrease in our effective tax rate.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015.

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data	2016	2015	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$11,333,222	$11,199,205	$134,017	1.2
Equipment sales and other revenue	37,160	91,013	(53,853)	(59.2)
Total revenue	11,370,382	11,290,218	80,164	0.7

Costs and Expenses:
Subscriber-related expenses	6,682,761	6,589,372	93,389	1.4
% of Subscriber-related revenue	59.0%	58.8%
Satellite and transmission expenses	539,792	576,752	(36,960)	(6.4)
% of Subscriber-related revenue	4.8%	5.1%
Cost of sales - equipment and other	35,036	73,087	(38,051)	(52.1)
Subscriber acquisition costs	1,142,432	1,268,014	(125,582)	(9.9)
General and administrative expenses	584,344	562,128	22,216	4.0
% of Total revenue	5.1%	5.0%
Depreciation and amortization	715,730	761,295	(45,565)	(6.0)
Total costs and expenses	9,700,095	9,830,648	(130,553)	(1.3)

Operating income (loss)	1,670,287	1,459,570	210,717	14.4

Other Income (Expense):
Interest income	20,326	15,383	4,943	32.1
Interest expense, net of amounts capitalized	(23,704)	(451,898)	428,194	94.8
Other, net	114,109	284,549	(170,440)	(59.9)
Total other income (expense)	110,731	(151,966)	262,697	*

Income (loss) before income taxes	1,781,018	1,307,604	473,414	36.2
Income tax (provision) benefit, net	(655,545)	(419,416)	(236,129)	(56.3)
Effective tax rate	36.8%	32.1%
Net income (loss)	1,125,473	888,188	237,285	26.7
Less: Net income (loss) attributable to noncontrolling interests, net of tax	18,293	15,801	2,492	15.8
Net income (loss) attributable to DISH Network	$1,107,180	$872,387	$234,793	26.9

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.643	13.909	(0.266)	(1.9)
Pay-TV subscriber additions, gross (in millions)	1.920	2.112	(0.192)	(9.1)
Pay-TV subscriber additions (losses), net (in millions)	(0.420)	(0.069)	(0.351)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.90%	1.74%	0.16%	9.2
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$682	$722	$(40)	(5.5)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$89.12	$86.66	$2.46	2.8
Broadband subscribers, as of period end (in millions)	0.593	0.608	(0.015)	(2.5)
Broadband subscriber additions, gross (in millions)	0.136	0.176	(0.040)	(22.7)
Broadband subscriber additions (losses), net (in millions)	(0.030)	0.031	(0.061)	*
EBITDA	$2,481,833	$2,489,613	$(7,780)	(0.3)

* Percentage is not meaningful.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV subscribers.  We lost approximately 420,000 net Pay-TV subscribers during the nine months ended September 30, 2016, compared to the loss of approximately 69,000 net Pay-TV subscribers during the same period in 2015.  The increase in net Pay-TV subscriber losses during the nine months ended September 30, 2016 compared to the same period in 2015 primarily resulted from a higher Pay-TV churn rate and lower gross new Pay-TV subscriber activations.

Our Pay-TV churn rate for the nine months ended September 30, 2016 was 1.90% compared to 1.74% for the same period in 2015.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.  As part of our increased emphasis on retaining higher quality subscribers, we have been more selective in issuing retention credits, which has had a negative impact on our Pay-TV churn rate.

During the nine months ended September 30, 2016, we activated approximately 1.920 million gross new Pay-TV subscribers compared to approximately 2.112 million gross new Pay-TV subscribers during the same period in 2015, a decrease of 9.1%.  This decrease in our gross new Pay-TV subscriber activations was primarily impacted by stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers, as well as increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. This decrease was partially offset by an increase in Sling TV subscriber activations.  In addition, our ending Pay-TV subscriber count increased by approximately 166,000 subscribers as of September 30, 2016 as a result of the change in our calculation for our commercial accounts.  This had no impact on our gross new Pay-TV subscriber activations, net Pay-TV subscriber losses or Pay-TV churn rate for all periods presented.  See “Explanation of Key Metrics and Other Items – Pay-TV Subscribers” for further information.

Our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers, including, among others, Tribune during the second and third quarters of 2016.  We cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from similar programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses, and higher Pay-TV churn rates.

Broadband subscribers.  We lost approximately 30,000 net Broadband subscribers during the nine months ended September 30, 2016, compared to the addition of approximately 31,000 net Broadband subscribers during the same period in 2015.  The net Broadband subscriber losses during the nine months ended September 30, 2016 primarily resulted from lower gross new Broadband subscriber activations and a higher number of customer disconnects.  During the nine months ended September 30, 2016 and 2015, we activated approximately 136,000 and 176,000 gross new Broadband subscribers, respectively. Gross new Broadband subscriber activations declined primarily due to stricter customer acquisition policies, including an increased emphasis on acquiring higher quality subscribers, lower gross Pay-TV subscriber activations and satellite capacity constraints in certain geographic areas.  Customer disconnects have been negatively impacted, in part, by our increased emphasis on retaining higher quality subscribers, which includes, among other things, being more selective in issuing retention credits.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Subscriber-related revenue.  “Subscriber-related revenue” totaled $11.333 billion for the nine months ended September 30, 2016, an increase of $134 million or 1.2% compared to the same period in 2015.  The change in “Subscriber-related revenue” from the same period in 2015 was primarily related to the increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.  Included in “Subscriber-related revenue” was $347 million and $327 million of revenue related to our broadband services for the nine months ended September 30, 2016 and 2015, respectively, representing 3.1% and 2.9% of our total “Subscriber-related revenue,” respectively.

Pay-TV ARPU.  Pay-TV ARPU was $89.12 during the nine months ended September 30, 2016 versus $86.66 during the same period in 2015.  The $2.46 or 2.8% increase in Pay-TV ARPU was primarily attributable to the DISH branded pay-TV programming package price increases in February 2016 and 2015.  These increases were partially offset by a shift in DISH branded pay-TV programming package mix and an increase in Sling TV subscribers.  Sling TV subscribers generally have lower priced programming packages than DISH branded pay-TV subscribers, and therefore, to the extent that Sling TV subscribers increase, it has a negative impact on Pay-TV ARPU.  Pay-TV ARPU for the nine months ended September 30, 2015 was positively impacted by a significant pay-per-view event during the second quarter 2015.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $6.683 billion during the nine months ended September 30, 2016, an increase of $93 million or 1.4% compared to the same period in 2015.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a lower average Pay-TV subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” for the nine months ended September 30, 2015 included the impact of a significant pay-per-view event during the second quarter 2015.  Included in “Subscriber-related expenses” was $209 million and $202 million of expense related to our broadband services for the nine months ended September 30, 2016 and 2015, respectively.  “Subscriber-related expenses” represented 59.0% and 58.8% of “Subscriber-related revenue” during the nine months ended September 30, 2016 and 2015, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.142 billion during the nine months ended September 30, 2016, a decrease of $126 million or 9.9% compared to the same period in 2015.  This change was primarily attributable to a decrease in Pay-TV SAC, discussed below, fewer gross new Pay-TV subscriber activations, and a decrease in expense related to our Broadband subscriber activations.  Included in “Subscriber acquisition costs” was $57 million and $79 million of expenses related to our broadband services for the nine months ended September 30, 2016 and 2015, respectively.

Pay-TV SAC.  Pay-TV SAC was $682 during the nine months ended September 30, 2016 compared to $722 during the same period in 2015, a decrease of $40 or 5.5%.  This change was primarily attributable to an increase in Sling TV subscriber activations and a decrease in hardware costs per activation, partially offset by an increase in advertising costs.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts and by a reduction in manufacturing costs related to certain receiver systems.  This decrease in hardware costs was partially offset by an increase in the percentage of new DISH branded pay-TV subscriber activations with Hopper 3 receiver systems, which have a higher cost per unit than the prior generation Hopper receiver systems.  Subscriber acquisition costs for Sling TV subscribers are lower than those for DISH branded pay-TV subscribers, and therefore, to the extent that Sling TV subscriber activations increase, it has a positive impact on Pay-TV SAC.

During the nine months ended September 30, 2016 and 2015, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $224 million and $335 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $24 million during the nine months ended September 30, 2016, a decrease of $428 million compared to the same period in 2015.  This decrease was primarily related to an increase of $411 million in capitalized interest principally associated with wireless spectrum and a reduction in interest expense as a result of redemptions and repurchases of debt during 2016 and 2015, partially offset by interest expense associated with the issuance of the Convertible Notes due 2026 and our 7 3/4% Senior Notes due 2026.  On October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively.  We began capitalizing interest expense related to the commercialization of these wireless spectrum licenses in the fourth quarter 2015.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net.  “Other, net” income was $114 million during the nine months ended September 30, 2016, a decrease of $170 million or 59.9% compared to the same period in 2015.  This change resulted from a decrease in net realized and/or unrealized gains on our derivative financial instruments.  See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $2.482 billion during the nine months ended September 30, 2016, a decrease of $8 million or 0.3% compared to the same period in 2015. EBITDA during the nine months ended September 30, 2016 was negatively impacted by the decrease of $170 million in “Other, net” income compared to the same period in 2015.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months
	Ended September 30,
	2016	2015
	(In thousands)
EBITDA	$2,481,833	$2,489,613
Interest, net	(3,378)	(436,515)
Income tax (provision) benefit, net	(655,545)	(419,416)
Depreciation and amortization	(715,730)	(761,295)
Net income (loss) attributable to DISH Network	$1,107,180	$872,387

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

Income tax (provision) benefit, net.  Our income tax provision was $656 million during the nine months ended September 30, 2016, an increase of $236 million compared to the same period in 2015.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes” and an increase in our effective tax rate.  During the nine months ended September 30, 2015, our effective tax rate was positively impacted by a $63 million credit that was previously recorded in “Accumulated other comprehensive income (loss)” and was released to our income tax provision during the nine months ended September 30, 2015.    See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities.  As of September 30, 2016, our cash, cash equivalents and current marketable investment securities totaled $4.961 billion compared to $1.611 billion as of December 31, 2015, an increase of $3.350 billion.  This increase in cash, cash equivalents and current marketable investment securities primarily resulted from $4.973 billion in net proceeds from the issuance of our 7 3/4% Senior Notes due 2026 and the Convertible Notes due 2026,  cash generated from operating activities of $2.152 billion and a $562 million settlement of our derivative financial instruments.  These amounts were partially offset by the redemption of our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion, capital expenditures of $1.047 billion (including capitalized interest related to FCC authorizations), $260 million in net cost incurred in connection with the convertible note hedge and warrant transactions and a refundable payment to a third party in connection with a potential asset purchase.

Cash Flow

The following discussion highlights our cash flow activities during the nine months ended September 30, 2016.

Cash flows from operating activities

For the nine months ended September 30, 2016, we reported “Net cash flows from operating activities” of $2.152 billion primarily attributable to $2.015 billion of net income adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments” and “Deferred tax expense (benefit).”  In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments including income taxes.

Cash flows from investing activities

For the nine months ended September 30, 2016, we reported outflows from “Net cash flows from investing activities” of $1.621 billion primarily related to capital expenditures of $1.047 billion (including capitalized interest related to FCC authorizations) and a refundable payment to a third party in connection with a potential asset purchase, partially offset by a $562 million settlement of our derivative financial instruments and $351 million in net sales of marketable investment securities.  The capital expenditures included $564 million of capitalized interest related to FCC authorizations, $350 million for new and existing Pay-TV subscriber equipment, $9 million for new and existing Broadband subscriber equipment, $51 million for satellites and $73 million of other corporate capital expenditures.

Cash flows from financing activities

For the nine months ended September 30, 2016, we reported “Net cash flows from financing activities” of $3.200 billion primarily related to $1.992 billion in net proceeds from the issuance of our 7 3/4% Senior Notes due 2026 and $2.981 billion in net proceeds from the issuance of the Convertible Notes due 2026, partially offset by the redemption of our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion and $260 million in net cost incurred in connection with the convertible note hedge and warrant transactions.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months
	Ended September 30,
	2016	2015
	(In thousands)
Free cash flow	$1,105,233	$1,436,735
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	1,047,157	793,302
Net cash flows from operating activities	$2,152,390	$2,230,037

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

Subscriber Base

We lost approximately 420,000 net Pay-TV subscribers during the nine months ended September 30, 2016, compared to the loss of approximately 69,000 net Pay-TV subscribers during the same period in 2015.  The increase in net Pay-TV subscriber losses during the nine months ended September 30, 2016 compared to the same period in 2015 primarily resulted from a higher Pay-TV churn rate and lower gross new Pay-TV subscriber activations.  See “Results of Operations” above for further information.

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

Covenants and Restrictions Related to our Long-Term Debt

We are subject to the covenants and restrictions set forth in the indentures related to our long-term debt.  In particular, the indentures related to our outstanding senior notes issued by DISH DBS Corporation (“DISH DBS”) contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:  (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets.  Should we fail to comply with these covenants, all or a portion of the debt under the senior notes and our other long-term debt could become immediately payable.  The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur.  In addition, the Convertible Notes due 2026 provide that, if a “fundamental change” (as defined in the related indenture) occurs, holders may require us to repurchase for cash all or part of their Convertible Notes due 2026.  As of the date of filing of this Quarterly Report on Form 10-Q, we and DISH DBS were in compliance with the covenants and restrictions related to our respective long-term debt.

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

Auction 1000.  On February 10, 2016, we filed an application with the FCC to potentially participate as a bidder in the forward auction phase of Auction 1000.  The available spectrum in each licensed geographic area in Auction 1000 is generally comprised of certain paired 5x5 spectrum blocks (5 MHz uplink spectrum and 5 MHz downlink spectrum).  As a result, a nationwide footprint may be obtained by aggregating a single 5x5 spectrum block in each available licensed geographic area.

Auction 1000 has had multiple stages, with each stage having two phases.  With respect to  each stage, in the first phase, or reverse auction phase, participating television broadcasters “sell” their rights to use certain broadcast television spectrum in the 600 MHz frequency range to the FCC.  Then following the first phase of a stage, in the second phase, or forward auction phase, the FCC will “resell” that spectrum to auction participants.  In the event that certain criteria are not met within a particular stage for Auction 1000 to conclude, Auction 1000 then proceeds to a subsequent stage with less available spectrum than the immediately preceding stage and lower spectrum clearing targets.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Before the forward auction phase of Stage 1 of Auction 1000 began, a qualified bidder in the forward auction phase could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction phase of Auction 1000.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.

•

Stage 1:  The reverse auction phase of Stage 1 began on March 29, 2016 and concluded on June 29, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 1, in order for Auction 1000 to have concluded, the aggregate bids in the forward auction phase of Stage 1 would have had to have exceeded approximately $88.4 billion.  The forward auction phase of Stage 1 included 100 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 1 commenced on August 16, 2016 and concluded on August 30, 2016, but the aggregate bids of approximately $23.1 billion did not exceed the approximately $88.4 billion required for Auction 1000 to conclude.  As a result, Auction 1000 moved to Stage 2.

•

Stage 2:  The reverse auction phase of Stage 2 began on September 13, 2016 and concluded on October 13, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 2, in order for Auction 1000 to have concluded, the aggregate bids in the forward auction phase of Stage 2 would have had to have exceeded approximately $56.5 billion.  The forward auction phase of Stage 2 included 90 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 2 commenced and concluded on October 19, 2016, but the aggregate bids of approximately $21.5 billion did not exceed the approximately $56.5 billion required for Auction 1000 to conclude.  As a result, Auction 1000 moved to Stage 3.

•	Stage 3: The reverse auction phase of Stage 3 commenced on November 1, 2016.

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

Our 4 5/8% Senior Notes with an aggregate principal balance of $900 million mature on July 15, 2017.  We expect to fund this obligation from cash generated from operations, existing cash and marketable investment securities balances and/or cash proceeds from any debt financings.

Off-Balance Sheet Arrangements

Other than the “Guarantees” disclosed in Note 10 in the Notes to our Condensed Consolidated Financial Statements, we generally do not engage in off-balance sheet financing activities.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”).  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board to create common revenue recognition guidance for GAAP and International Financial Reporting Standards.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.  The new standard could impact revenue and cost recognition for a significant number of our contracts, as well as our business processes and information technology systems.  As a result, our evaluation of the effect of the new standard will likely extend over several future periods.  On July 9, 2015, the FASB approved a one year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018.

Recognition and Measurement of Financial Assets and Financial Liabilities.  On January 5, 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”),  which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-01 will have on our condensed consolidated financial statements.

Leases.    On February 25, 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our condensed consolidated financial statements.

Financial Instruments – Credit Losses.    On June 16, 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  We are evaluating the impact the adoption of ASU 2016-13 will have on our condensed consolidated financial statements and related disclosures.

Statement of Cash Flows - Update.   On August 26, 2016, the FASB issued an update to ASC 230 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  This update consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments.  If practicable, this update should be applied using a retrospective transition method to each period presented.  For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable.  This update will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We are evaluating the impact the adoption of ASU 2016-15 will have on our condensed consolidated financial statements.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Compensation – Stock Compensation.  On March 30, 2016, the FASB issued ASU 2016-09 Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”),  which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  During the third quarter 2016, we adopted ASU 2016-09, which had an immaterial impact on our condensed consolidated financial statements.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three and nine months ended September 30, 2016.  For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The conditional conversion features of our 3 3/8% Convertible Notes due 2026, if triggered, may adversely affect our financial condition.

In the event the conditional conversion features of the Convertible Notes due 2026 are triggered, holders of the Convertible Notes due 2026 will be entitled to convert the Convertible Notes due 2026 at any time during specified periods at their option.  If one or more holders elect to convert their Convertible Notes due 2026, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the conversion rate, which could adversely affect our liquidity.  In addition, even if holders do not elect to convert their Convertible Notes due 2026, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes due 2026 as a current rather than long-term liability, which could result in a material reduction of our net working capital.

The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and our Class A common stock.

In connection with the offering of the Convertible Notes due 2026, we entered into convertible note hedge transactions with certain option counterparties (each an “option counterparty”).  The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes due 2026 and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes due 2026, as the case may be.  We also entered into warrant transactions with each option counterparty.  The warrant transactions could separately have a dilutive effect on our Class A common stock to the extent that the market price per share of our Class A common stock exceeds the strike price of the warrants, unless we elect to settle the warrants in cash.  In connection with establishing its initial hedge of the convertible note hedge and warrant transactions, each option counterparty or an affiliate thereof may have entered into various derivative transactions with respect to our Class A common stock concurrently with or shortly after the pricing of the Convertible Notes due 2026.  This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock or the Convertible Notes due 2026 at that time.  In addition, each option counterparty or an affiliate thereof may modify its hedge position by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes due 2026 (and is likely to do so during any observation period related to a conversion of the Convertible Notes due 2026).  This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock or the Convertible Notes due 2026.  In addition, if any such convertible note hedge and warrant transactions fail to become effective, each option counterparty may unwind its hedge position with respect to our Class A common stock, which could adversely affect the value of our Class A common stock and the value of the Convertible Notes due 2026.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

Each option counterparty to the convertible note hedge transactions is a financial institution, and we will be subject to the risk that it might default under the convertible note hedge transaction.  Our exposure to the credit risk of an option counterparty will not be secured by any collateral.  Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions, including the bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates.  If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with the option counterparty.  Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our Class A common stock.  In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock.  We can provide no assurances as to the financial stability or viability of any option counterparty.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from July 1, 2016 through September 30, 2016:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs (1)
	(In thousands, except share data)
July 1, 2016 - July 31, 2016	—	$—	—	$1,000,000
August 1, 2016 - August 31, 2016	—	$—	—	$1,000,000
September 1, 2016 - September 30, 2016	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2016.  On November 2, 2016, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2017.  Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 5.OTHER INFORMATION

In November 2016, we and EchoStar amended the 2012 Receiver Agreement to extend the term thereof for one additional year until December 31, 2017.  In addition, in November 2016, we and EchoStar amended the 2012 Broadcast Agreement to extend the term thereof for one additional year until December 31, 2017.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 6.EXHIBITS

(a)Exhibits.

4.1☐

Indenture, relating to the 3 3/8% Convertible Notes due 2026, dated as of August 8, 2016, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8‑K of DISH Network Corporation filed August 8, 2016, Commission File No. 0-26176).

10.1☐

Form of Base/Additional Note Hedge Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016, Commission File No. 0-26176).

10.2☐

Form of Base/Additional Warrant Transaction Confirmation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016, Commission File No. 0-26176).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2016, filed on November 9, 2016, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  November 9, 2016