Form 10-K
period 2016-12-31
DISH Network CORP
filed 2017-02-22
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $11.5 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on the last trading day of the month.

As of February 13, 2017, the registrant’s outstanding common stock consisted of 226,918,482 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2017 Annual Meeting of Shareholders are incorporated by reference in Part III.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise required by the context, in this report, the words “DISH Network,” the “Company,” “we,” “our” and “us” refer to DISH Network Corporation and its subsidiaries, “EchoStar” refers to EchoStar Corporation and its subsidiaries, and “DISH DBS” refers to DISH DBS Corporation, a wholly-owned, indirect subsidiary of DISH Network,  and its subsidiaries.

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

Competition and Economic Risks

•

As the pay-TV industry has matured and bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive,  we face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

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

•

We face increasing competition from other distributors of unique programming services such as foreign language, sports programming, and original content that may limit our ability to maintain subscribers that desire these unique programming services.

Operational and Service Delivery Risks

•	If we do not continue improving our operational performance and customer satisfaction, our gross new subscriber activations may decrease and our subscriber churn may increase.

•

If our gross new subscriber activations continue to decrease, or if our subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

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

•

We currently depend on EchoStar to design, develop and manufacture substantially all of our new DISH branded pay-TV set-top boxes and certain related components, to provide the vast majority of our satellite transponder capacity, to provide digital broadcast operations and other services to us, and to provide streaming delivery technology and infrastructure for our Sling TV services.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

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

•	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

•	We depend on independent third parties to solicit orders for our services that represent a significant percentage of our total gross new subscriber activations.

•	We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH branded pay-TV service.

•	Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

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

•	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

•	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

•	Our ability to distribute video content via the Internet, including our Sling TV services, involves regulatory risk.

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

PART I

Item 1.BUSINESS

OVERVIEW

DISH Network Corporation was organized in 1995 as a corporation under the laws of the State of Nevada.  We started offering the DISH® branded pay-TV service in March 1996 and are the nation’s fourth largest pay-TV provider.  Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol “DISH.”  Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.

DISH Network Corporation is a holding company.  Its subsidiaries operate two primary business segments.

Pay-TV and Broadband

We offer pay-TV services under the DISH®  brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming OTT Internet-based domestic, international and Latino video programming services (“Sling TV”).  Prior to 2015, we launched our Sling International video programming service (formerly known as DishWorld), which historically represented a small percentage of our Pay-TV subscribers.  In February and June 2015, we launched our Sling domestic and Sling Latino services, respectively.  In addition to our original Sling domestic service that could only be streamed on one device at a time (single-stream service), in April 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.  In June 2016, our multi-stream Sling domestic service transitioned from its introductory beta period and was re-branded as Sling Blue.  Meanwhile, we re-branded our original single-stream Sling domestic service as Sling Orange.  All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.  As of December 31, 2016, we had 13.671 million Pay-TV subscribers in the United States.

In addition, we market broadband services under the dishNET™ brand, which had 0.580 million subscribers in the United States as of December 31, 2016.  Our satellite broadband service utilizes advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide.  This service primarily targets rural residents that are underserved, or unserved, by wireline broadband.  In addition to the dishNET branded satellite broadband service, we also offer wireline broadband services under the dishNET brand as a competitive local exchange carrier to consumers in certain areas in 34 states and wireline voice services in certain areas of 14 of those states that are located in the western United States.  We primarily bundle our dishNET branded services with our DISH branded pay-TV service.

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

Auction 1000.  On February 10, 2016, we filed an application with the FCC to potentially participate as a bidder in the forward auction phase of the broadcast incentive auction in the 600 MHz frequency range (“Auction 1000”).  The available spectrum in each licensed geographic area in Auction 1000 is generally comprised of certain paired 5x5 spectrum blocks (5 MHz uplink spectrum and 5 MHz downlink spectrum).  As a result, a nationwide footprint may be obtained by aggregating a single 5x5 spectrum block in each available licensed geographic area.

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

Before the forward auction phase of Stage 1 of Auction 1000 began, a qualified bidder in the forward auction could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that applicants may disclose about their participation in Auction 1000.

•

Stage 1:  The reverse auction phase of Stage 1 began on March 29, 2016 and ended on June 29, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 1, in order for Auction 1000 to have ultimately concluded, the aggregate bids in the forward auction phase of Stage 1 would have had to have exceeded approximately $88.4 billion.  The forward auction phase of Stage 1 included 100 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 1 began on August 16, 2016 and ended on August 30, 2016, but the aggregate bids of approximately $23.1 billion did not exceed the approximately $88.4 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 2.

•

Stage 2:  The reverse auction phase of Stage 2 began on September 13, 2016 and ended on October 13, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 2, in order for Auction 1000 to have ultimately concluded, the aggregate bids in the forward auction phase of Stage 2 would have had to have exceeded approximately $56.5 billion.  The forward auction phase of Stage 2 included 90 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 2 began and ended on October 19, 2016, but the aggregate bids of approximately $21.5 billion did not exceed the approximately $56.5 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 3.

•

Stage 3:  The reverse auction phase of Stage 3 began on November 1, 2016 and ended on December 1, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 3, in order for Auction 1000 to have ultimately concluded, the aggregate bids in the forward auction phase of Stage 3 would have had to have exceeded approximately $42.3 billion.  The forward auction phase of Stage 3 included 80 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 3 began and ended on December 5, 2016, but the aggregate bids of approximately $19.7 billion did not exceed the approximately $42.3 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 4.

•

Stage 4:  The reverse auction phase of Stage 4 began on December 13, 2016 and ended on January 13, 2017.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 4, in order for Auction 1000 to ultimately conclude, the aggregate bids in the forward auction phase of Stage 4 would have to exceed approximately $12.0 billion.  The forward auction phase of Stage 4 includes 70 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The clock bidding portion of the forward auction phase of Stage 4 began on January 18, 2017 and ended on February 10, 2017.  The aggregate bids of approximately $19.6 billion exceeded the approximately $12.0 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to the assignment portion of the forward auction phase in which winning bidders in the clock bidding portion have the opportunity to bid for frequency-specific licenses.  The assignment portion is scheduled to begin on March 6, 2017, and all assignment rounds are expected to end no later than March 30, 2017.  During the assignment portion, the FCC rules restricting information that forward auction applicants may disclose about their participation in Auction 1000 remain in place.  As mentioned above, a subsidiary of DISH Network qualified to participate in the forward auction.  To the extent that it is the winning bidder for any 600 MHz licenses, we would expect to pay for such licenses from any upfront deposit made with the FCC and/or existing cash and marketable investment securities balances.

See Note 14  “Commitments and Contingencies — Wireless — DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

See Note 14  “Commitments and Contingencies — Wireless — DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Business Strategy

Our business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value.  We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers.

•

Products with the Best Technology.  We offer a wide selection of local and national HD programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper®  whole-home HD DVR), multiple tuner receivers, 1080p video on demand, and external hard drives.  We offer several Sling TV services, including Sling Orange  (our single-stream Sling domestic service), Sling Blue (our multi-stream Sling domestic service), Sling International and Sling Latino.

•

Outstanding Customer Service.  We strive to provide outstanding customer service by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they arise.

•

Great Value.  We have historically been viewed as the low-cost provider in the pay-TV industry in the U.S. because we seek to offer the lowest everyday prices available to consumers after introductory promotions expire. For example, during the third quarter 2016, we launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of eight themed add-on channel packs, which include local broadcast networks and kids, national and regional sports and general entertainment programming.  Subscribers can also add or remove additional channel packs to best suit their entertainment needs.

Products and Services

DISH branded pay-TV services.  We offer a wide selection of video services under the DISH brand, with access to hundreds of channels depending on the level of subscription.  Our standard programming packages generally include programming provided by national broadcast networks, local broadcast networks and national and regional cable networks.  We also offer programming packages that include regional and specialty sports channels, premium movie channels and Latino and international programming.  Our Latino and international programming packages allow subscribers to choose from over 250 channels in 28 languages.

In addition, we offer our DISH branded pay-TV subscribers streaming access through DISH On Demand®  to thousands of movies and TV shows via their TV or Internet-connected tablets, smartphones and computers.

Our DISH branded pay-TV subscribers also have the ability to use dishanywhere.com and our mobile applications for smartphones and tablets to view authorized content, search program listings and remotely control certain features of their DVRs.  Dishanywhere.com and our mobile applications provide access to thousands of movies and television shows.

Sling branded pay-TV services.  We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including TVs, tablets, computers, game consoles and smart phones.  We offer Sling International, Sling Latino and Sling domestic video programming services.  In addition to our original Sling domestic service that could only be streamed on one device at a time (single-stream service), in April 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.  In June 2016, our multi-stream Sling domestic service transitioned from its introductory beta period and was re-branded as Sling Blue and our original single-stream Sling domestic service was re-branded as Sling Orange.  All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.

Technology.  Our DISH branded pay-TV subscribers receive programming via equipment that includes a small satellite dish, digital set-top receivers, and remote controls.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously. In December 2016, Sling TV launched  a cloud DVR beta program available for customers who subscribe to Sling Orange and/or Sling Blue using Roku devices.  In January 2017, we launched AirTV Player, a new 4K Android TV-based streaming device, and AirTV Pro Install, a service that offers expertise, installation and setup of over-the-air (“OTA”) antennas.

We rely on EchoStar to design and manufacture substantially all of our new receivers and certain related components.  See “Item 1A — Risk Factors.”

Broadband.  In addition to our wide selection of pay-TV programming and award-winning technology, we market a satellite broadband service under the dishNET brand.  This service utilizes advanced technology and high-powered satellites launched by Hughes and ViaSat to provide broadband coverage nationwide.  This service primarily targets rural residents that are underserved, or unserved, by wireline broadband, and provides download speeds of up to 15 megabits of data per second (“Mbps”).  We lease the customer premise equipment to subscribers and generally pay Hughes and ViaSat a wholesale rate per subscriber on a monthly basis.  Currently, we generally utilize our existing DISH Network distribution channels, including our DISH Network direct sales channels, under similar incentive arrangements as our DISH branded pay-TV business to acquire new broadband subscribers.   New satellite launches by Hughes and ViaSat are expected to provide additional capacity in 2017.  EchoStar XIX, a Hughes satellite, was launched on December 18, 2016.

In addition to the dishNET branded satellite broadband service, we also offer wireline broadband services under the dishNET brand as a competitive local exchange carrier to consumers in certain areas in 34 states and wireline voice services in certain areas of 14 of those states that are located in the western United States.  Our dishNET branded wireline broadband service provides download speeds of up to 40 Mbps.

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

Content Delivery

Digital Broadcast Operations Centers.  The principal digital broadcast operations facilities that we use are EchoStar’s facilities located in Cheyenne, Wyoming and Gilbert, Arizona.  We also use seven regional digital broadcast operations facilities owned and operated by EchoStar that allow us to maximize the use of the spot beam capabilities of certain satellites.  Programming content is delivered to these facilities by fiber or satellite and processed, compressed, encrypted and then uplinked to satellites for delivery to consumers.  EchoStar provides certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services pursuant to a broadcast agreement that expires on December 31, 2017.  See Note 18 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.

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

Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult.  It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft.  We expect that future replacements of our Security Access Devices may be necessary to keep our system secure.  We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

Internet Connection.  Our Sling TV services require an Internet connection and are available through multiple streaming-capable devices.  Certain of our digital set-top boxes require an internet connection to enable full functionality, including streaming access through DISH On Demand, access to dishanywhere.com and other applications.

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

Competition

Our business has historically focused on providing pay-TV services.  We face substantial competition from established pay-TV providers and broadband service providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions, and other streaming and mobile devices, including wireless service providers.  In recent years, the traditional pay-TV industry has matured, and industry consolidation and convergence has created competitors with greater scale and multiple product/service offerings.  These developments, among others, have contributed to intense and increasing competition, and we expect such competition to continue.

Our Pay-TV services continue to face intense competition from traditional satellite television providers, cable companies and large telecommunication companies such as AT&T Inc. (“AT&T”), Comcast Corp. (“Comcast”), Charter Communications, Inc. (“Charter”), Verizon Communications, Inc. (“Verizon”) and others, some of whom have greater financial, marketing and other resources than we do.  Some of these companies also have significant investments in companies that provide programming content.  In recent years, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others have created, among other things, greater scale and financial leverage for the combined companies and increased the availability of bundled offerings combining video, broadband and/or wireless services.  For example, in 2015 AT&T acquired DirecTV, our direct competitor and the largest satellite TV provider in the United States, which has recently launched an OTT service, DirecTV Now, that competes directly with our Sling branded pay-TV services.  Furthermore, AT&T’s acquisition of DirecTV, among other things, allows DirecTV access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services.  In some cases, certain competitors have been able to potentially subsidize the price of video services with the price of other bundled services, particularly broadband services.

We also face increasing competition from content providers and other companies who distribute video directly to consumers over the Internet.  These content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunication companies, are rapidly increasing their Internet-based video offerings.  Programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.  Video content distributed over the Internet includes services with live linear television programming such as DirecTV Now and Sony Vue, single programmer offerings such as HBO GO and CBS All Access, and offerings of large libraries of on-demand content, including in certain cases original content, by companies such as Netflix, Hulu, Apple, Amazon, Google and Verizon.

In addition to the traditional competition we have faced, new technologies have been, and will likely continue to be, developed that further increase the number of companies with whom we compete for video subscribers.  For example, we face increasing competition from wireless telecommunications providers who offer mobile video offerings, other telephone companies who are finding ways to deliver video programming services over their wireline facilities or in a bundle with other multichannel video programming distributors (“MVPDs”), including among others, AT&T, and fiber-based networks including Google Fiber.

For further information see “Item 1A — Risk Factors  — Competition and Economic Risks — As the pay-TV industry has matured and bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive, we face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.”  and “Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.”

Acquisition of New Subscribers

We incur significant upfront costs to acquire subscribers, including advertising, independent third-party retailer incentives, equipment, installation services and new customer promotions.  Certain customer promotions to acquire new subscribers result in less programming revenue to us over the promotional period.  While we attempt to recoup these upfront costs over the lives of their subscriptions, there can be no assurance that we will be successful in achieving that objective.  With respect to our DISH branded pay-TV service, we employ business rules such as minimum credit requirements for prospective customers and contractual commitments.  We strive to provide outstanding customer service to increase the likelihood of customers keeping their Pay-TV service over longer periods of time.  Subscriber acquisition costs for Sling branded pay-TV subscribers are significantly lower than those for DISH branded pay-TV subscribers, and therefore, as Sling branded pay-TV subscriber activations increase, it will have a positive impact on subscriber acquisition costs.    Our subscriber acquisition costs may vary significantly from period to period.

Advertising.  We use print, radio, television and Internet media, on a local and national basis to motivate potential subscribers to contact DISH Network and Sling TV, visit our websites or contact independent third-party retailers.

Retailer Incentives.  In general, we pay independent third-party retailers an upfront incentive for each new DISH branded pay-TV subscriber they bring to DISH Network that results in the activation of qualified programming and generally pay independent third-party retailers small monthly incentives for up to 60 months; provided, among other things:  (i) the independent third-party retailer continuously markets, promotes and solicits orders for DISH Network products and services; (ii) the independent third-party retailer continuously provides customer service to our DISH branded pay-TV subscribers; and (iii) the customer continuously subscribes to qualified programming.

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

New Customer Promotions.  We often offer our new DISH branded pay-TV subscribers programming at no additional charge and/or promotional pricing during introductory periods.  While such promotional activities have an economic cost and reduce our subscriber-related revenue, they are not included in our definitions of subscriber acquisition costs or the Pay-TV SAC metric.  We often offer our new Sling branded pay-TV subscribers free trials and/or streaming-capable devices at no additional charge and/or promotional pricing.

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

Customer Service

Customer Service Centers.  We use both internally-operated and outsourced customer service centers to handle calls and e-mails from prospective and existing customers.  We strive to answer customer calls and e-mails promptly and to resolve issues effectively on the first call or e-mail.  We also use the Internet and other applications to provide our customers with self-service capabilities.

Installation and Smart Home Service Operations.  High-quality installations, upgrades, and Smart Home services and repairs are critical to providing DISH branded pay-TV subscribers with quality customer service.  Such services and repairs are performed by both DISH Network employees and a network of independent contractors and includes, among other things, TV mounting, set-up and installation of wireless networks, surround sound systems and home theaters, priority technical support, replacement equipment, cabling and power surge repairs.

Subscriber Management.  We presently use, and depend on, software systems for subscriber billing and related functions, including, among others, CSG Systems International, Inc.’s software system used for the DISH branded pay-TV and DishNET branded broadband services.

Relationship with EchoStar

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  DISH Network and EchoStar operate as separate publicly-traded companies and, except for the Satellite and Tracking Stock Transaction and Sling TV Holding L.L.C. (“Sling TV Holding”) discussed in Note 18 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman and Chief Executive Officer, and by certain trusts established by Mr. Ergen for the benefit of his family.  EchoStar is our primary supplier of digital set-top boxes and digital broadcast operations.  In addition, EchoStar provides the vast majority of our satellite transponder capacity, is a key supplier of related services to us, and provides the streaming delivery technology and infrastructure for our Sling TV services.  Furthermore, Hughes, a subsidiary of EchoStar, provides us with satellite broadband Internet services on a wholesale basis, which we then distribute under our dishNET™ brand.  See “Item 1A. Risk Factors” and Note 18 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Recent Developments.    On January 31, 2017, we and our indirect wholly-owned subsidiaries DISH Network L.L.C. (“DNLLC”) and DISH Operating L.L.C. (“DOLLC”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with EchoStar, EchoStar Broadcasting Holding Parent L.L.C., an indirect wholly-owned subsidiary of EchoStar (“EB Holdco”), EchoStar Broadcasting Holding Corporation, a direct, wholly-owned subsidiary of EB Holdco (“EB Splitco”), EchoStar Technologies Holding Corporation, a direct wholly-owned subsidiary of EchoStar (“ET Splitco”), and EchoStar Technologies L.L.C., a direct wholly-owned subsidiary of EchoStar (“ETLLC”).

Pursuant to the Share Exchange Agreement, among other things: (i) EchoStar will complete the steps necessary for certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplinking services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding (the “Transferred Businesses”), to be transferred to EB Splitco and ET Splitco; and (ii) EchoStar will transfer to us 100% of the equity of EB Splitco and ET Splitco, and in exchange, we will transfer to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (“HSSC”), (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that track the residential retail satellite broadband business of Hughes Network Systems, LLC, a wholly-owned subsidiary of HSSC (“HNS”) ((i) and (ii) collectively, the “Transaction”).  The Transaction has been structured in a manner to be a tax-free exchange for each of us and EchoStar.

The closing of the Transaction is subject to various conditions.  The Transaction is expected to be consummated three business days after the satisfaction or waiver of all of the closing conditions to the Transaction (other than conditions that by their nature are to be satisfied at the closing, but subject, among other things, to the satisfaction or waiver of those conditions at such time), but no earlier than February 28, 2017.  The Share Exchange Agreement provides for customary termination rights, including the right of either party to terminate the Share Exchange Agreement if the Transaction has not closed by March 31, 2017.  In connection with the Share Exchange Agreement, we and EchoStar and certain of their subsidiaries will, at the closing, enter into certain customary agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  The financial results related to the Share Exchange Agreement are not included in our consolidated financial statements for all periods presented as the closing of the Transaction is subject to various conditions and is not expected to close prior to February 28, 2017.   See Note 18 to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

SATELLITES

Pay-TV Satellites.  Most of our DISH branded pay-TV programming is currently delivered using DBS satellites.  We continue to explore opportunities to expand our available satellite capacity through the use of other available spectrum.  Increasing our available spectrum is particularly important as more bandwidth intensive HD programming is produced and to address new video and data applications consumers may desire in the future.  We currently utilize 13 satellites in geostationary orbit approximately 22,300 miles above the equator as detailed in the table below.

			Estimated
			Useful Life
			(Years) /
		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15
EchoStar XVIII	June 2016	61.5	15

Leased from EchoStar (1):
EchoStar VII (2)	February 2002	119	June 2018
EchoStar IX	August 2003	121	Month to month
EchoStar X (2)	February 2006	110	February 2021
EchoStar XI (2)	July 2008	110	September 2021
EchoStar XII (2)	July 2003	61.5	September 2017
EchoStar XIV (2)	March 2010	119	February 2023
EchoStar XVI (3)	November 2012	61.5	January 2018
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 18 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.
(2)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(3)	We have the option to renew this lease for an additional five-year period. If we exercise our five-year renewal option, we have the option to renew this lease for an additional five years.

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

In the past, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet.  See “Impairment of Long-Lived Assets” in Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail.  We generally do not carry commercial launch or in-orbit insurance on any of the satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured launch or in-orbit satellite failures.  In light of current favorable market conditions, in January 2016, we procured commercial launch and in-orbit insurance (for a period of one year following launch) for the EchoStar XVIII satellite, which was launched on June 18, 2016.

AWS-4 Satellites.  We own two in-orbit AWS-4 satellites (D1 and T1), as detailed in the table below.

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
T1	July 2009	111.1	15
D1	April 2008	92.85	N/A

See Note 8 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our satellites.

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

Furthermore, the recent change in the Administration and any government policy changes it may institute, which may be substantial, could increase regulatory uncertainty.  The adoption or modification of laws or regulations relating to video programming, satellite services, wireless telecommunications, broadband, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.  In addition, the manner in which regulations or legislation in these areas, including the FCC’s Open Internet rules, may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.

Wireless services and our wireless spectrum licenses are subject to regulation by the FCC and, depending on the jurisdiction, other federal, state and local, as well as international, governmental authorities and regulatory agencies, including, among other things, regulations governing the licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems.  In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The FCC grants wireless licenses for terms of generally 10-12 years that are subject to renewal or revocation.  There can be no assurances that our wireless spectrum licenses will be renewed.  Failure to comply with FCC build-out requirements in a given license area may result in acceleration of other build-out requirements or in the modification, cancellation, or non-renewal of licenses.  For further information related to our licenses and build-out requirements related to our wireless spectrum licenses see “Item 1A.  Risk Factors  — Acquisition and Capital Structure Risks — We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses.”

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

To obtain FCC satellite licenses and authorizations, satellite operators must satisfy strict legal, technical and financial qualification requirements.  Once issued, these licenses and authorizations are subject to a number of conditions including, among other things, satisfaction of ongoing due diligence obligations, construction milestones, and various reporting requirements.  Necessary federal approval of these applications may not be granted, may not be granted in a timely manner, or may be granted subject to conditions that may be cumbersome.

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

In June 2015, the FCC granted us authority to provide service to the United States from a Canadian-licensed satellite using Reverse Band Ka frequencies at the 103 degree orbital location.

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

Interference from Other Services Sharing Satellite Spectrum.  The FCC has adopted rules that allow non-geostationary orbit (“NGSO”) fixed satellite services to operate on a co-primary basis in the same frequency band as DBS and FSS.  The FCC has also authorized the use of multichannel video distribution and data service (“MVDDS”) licenses in the DBS band.  MVDDS licenses were auctioned in 2004.  MVDDS systems are now only beginning to be commercially deployed in a few markets.  We have MVDDS licenses in 82 out of 214 geographical license areas.  Despite regulatory provisions intended to protect DBS and FSS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS and FSS bands will not interfere with our DBS and FSS operations and adversely affect our business.

OneWeb LLC (“OneWeb”) and others have filed requests with the FCC for authority to launch and operate, or provide service from, NGSO satellite systems using a variety of spectrum bands, including the 12.2-12.7 GHz band, which we use for our DBS service, and where we also have certain licenses to provide one-way terrestrial MVDDS service.  If these requests are granted and these systems are launched and put into operation, there can be no assurance that they will not interfere with our DBS operations and adversely affect our business or that they will not hinder our ability to provide MVDDS service.

Satellite Competition from Additional Slots and Interference.  AT&T, through DirecTV, has obtained FCC authority to provide service to the United States from a Canadian DBS orbital slot, and EchoStar has obtained authority to provide service to the United States from both a Mexican and a Canadian DBS orbital slot.  Further, we have also received authority to do the same from a Canadian DBS orbital slot at 129 degrees and a Canadian FSS orbital slot at 118.7 degrees.  The possibility that the FCC will allow service to the U.S. from additional foreign slots may permit additional competition against us from other satellite providers.  It may also provide a means by which to increase our available satellite capacity in the United States.  In addition, a number of administrations, such as Great Britain and the Netherlands, have requested authority to add orbital locations serving the U.S. close to our licensed slots.  Such operations could cause harmful interference to our satellites and constrain our future operations.

Rules Relating to Broadcast Services.  The FCC imposes different rules for “subscription” and “broadcast” services.  We believe that, because our DISH-branded pay-TV service offers a subscription programming service, we are not subject to many of the regulatory obligations imposed upon broadcast licensees.  However, we cannot be certain whether the FCC will find in the future that we must comply with regulatory obligations as a broadcast licensee.  If the FCC determines that we are a broadcast licensee, it could require us to comply with all regulatory obligations imposed upon broadcast licensees, which in certain respects are subject to more burdensome regulation than subscription television service providers.

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

Separate Security, Plug and Play.  The STELA Reauthorization Act of 2014 (“STELAR”) ended the “integration ban” that required cable companies to separate security functionality from the other features of their set-top boxes and that required leased cable set-top boxes to include CableCARDs effective December 2015.  Set-top boxes used by DBS providers were not subject to this separate security requirement.  STELAR required the FCC to establish a working group of technical experts to identify and report on downloadable security design options that are not unduly burdensome and that promote competition with respect to the availability of navigation devices.  The working group released a report in August 2015, which declined to offer a consensus recommendation regarding downloadable security design options.  However, we cannot predict whether the FCC will take further action regarding downloadable security.  Also, the FCC adopted the so-called “plug and play” standard for compatibility between digital television sets and cable systems.  That standard was developed through negotiations involving the cable and consumer electronics industries, but not the satellite television industry.  The FCC’s adoption of the standard was accompanied by certain rules regarding copy protection measures that were applicable to us.  We appealed the FCC’s decision regarding the copy protection measures to the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) and on January 15, 2013 the D.C. Circuit vacated the FCC’s decision.  The FCC is also considering various proposals to establish two-way digital cable “plug and play” rules.  That proceeding also asks about means to incorporate all pay-TV providers into its “plug and play” rules.  The cable industry and consumer electronics companies have reached a “tru2way” commercial arrangement to resolve many of the outstanding issues in this docket.  We cannot predict whether the FCC will impose rules on our DBS operations that are based on cable system architectures or the private cable/consumer electronics tru2way commercial arrangement.  Complying with the separate security and other “plug and play” requirements may not be technically feasible or may require potentially costly modifications to our set-top boxes and operations.  We cannot predict the timing or outcome of this FCC proceeding.

In 2016, the FCC adopted a notice of proposed rulemaking regarding possible new regulations that would generally require pay-TV providers, among others, to make their video services operate on any third-party device.  Under the FCC’s proposal, consumers would have the choice of accessing cable and satellite programming through the pay-TV operator’s products and services, or through products and services offered by a third party.  These regulations, if adopted, would have the potential to impose new costs on our DISH branded pay-TV business by, among other things, requiring us to deploy additional hardware or software to enable our DISH branded pay-TV service to operate with third-party devices.  In February 2017, the FCC closed this rule making proceeding and no regulations were adopted.  However, we cannot be certain that the FCC will not open a new proceeding in the future to pursue similar regulations.

Retransmission Consent.  The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act.  If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals.  While we have been able to reach retransmission consent agreements with most of these local network stations, from time to time there are stations with which we have not been able to reach an agreement.  We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.  In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations.  These requirements may place constraints on available capacity on our satellites for other programming.  Furthermore, the rates we are charged for retransmitting local channels have been increasing substantially and may exceed our ability to increase our prices to our customers, which could have a material adverse effect on our business, financial condition and results of operations.  In addition, the broadcast stations’ demands for higher rates have resulted in more frequent negotiating impasses and programming interruptions.  During these programming interruptions, our subscribers in the affected markets lack access to popular programming and may switch to another multichannel distributor that may be able to provide them with such programming.

In 2015, the FCC commenced a rulemaking proceeding as required by STELAR to review its “totality of circumstances” test for ensuring that television stations and MVPDs negotiate retransmission consent agreements in “good faith.”  In 2016, the Chairman of the FCC announced that the FCC would not proceed at that time to adopt additional rules governing good faith negotiations for retransmission consent.  STELAR prohibits television stations from coordinating or engaging in joint retransmission consent negotiations with any other local television stations, unless the stations are “directly or indirectly under common de jure control,” expanding a previous FCC ruling prohibiting joint negotiations only among the top four stations in a market.  In addition, STELAR prohibits a local television station from limiting an MVPD’s ability to carry other television signals that have been deemed by the FCC to be “significantly viewed” or to carry any other television signal the MVPD is otherwise entitled to carry under the Communications Act, unless such stations are “directly or indirectly under common de jure control” pursuant to FCC regulations.  We cannot predict if these restrictions on broadcasters will result in more effective retransmission consent negotiations.

ATSC 3.0.  In April 2016, the broadcast industry petitioned the FCC to authorize the use of the “Next Generation TV” broadcast television standard, ATSC 3.0.  The FCC is expected to commence a rulemaking in the first quarter of 2017 to consider rules authorizing broadcasters to use ATSC 3.0.  If the FCC moves forward with enabling the transition to ATSC 3.0, supporting this new standard could, among other things, require us to deploy new equipment and may impact our carriage obligations.  We cannot predict whether the FCC will change its rules to enable the use of ATSC 3.0 and the effect that any such changes could have on our equipment costs, carriage obligations, or the retransmission consent process.

Media Ownership Rules.    Also in 2016, the broadcast industry petitioned the FCC to relax its media ownership rules, which, among other things, limit the number of commonly owned TV stations per market and restrict newspaper/broadcast cross-ownership and radio/TV cross-ownership.  If the FCC were to relax some or all of its media ownership rules, it could increase the negotiating leverage that broadcasters hold in retransmission consent negotiations.  We cannot predict whether the FCC will change any of its media ownership rules and the effect that any such changes could have on our future retransmission consent negotiations.

Digital HD Carry-One, Carry-All Requirement.  To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one, carry-all”), including the carriage of full-power broadcasters’ HD signals in markets in which we elect to provide local channels in HD.  The carriage of additional HD signals on our DISH branded pay-TV service could cause us to experience significant capacity constraints and prevent us from carrying additional popular national channels and/or carrying those national channels in HD.

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

Cable Act and Program Access.  We purchase a large percentage of our programming from cable-affiliated programmers.  Pursuant to the Cable Act, cable providers had been prohibited from entering into exclusive contracts with cable-affiliated programmers.  The Cable Act directed that this prohibition expire after a certain period of time unless the FCC determined that the prohibition continued to be necessary.  On October 5, 2012, the FCC allowed this prohibition to expire.  While the FCC has issued a Further Notice of Proposed Rulemaking aimed at serving some of the same objectives as the prohibition, there can be no assurances that such protections will be adopted or be as effective as the prohibition if they are adopted.  In the event that this decision is reconsidered by the FCC or reviewed by a court of appeals, we cannot predict the timing or outcome of any subsequent FCC decision.

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

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty Media Corporation (“Liberty”).  In July 2012, similar program access conditions that had applied to Time Warner Cable Inc. (“Time Warner Cable”), which was acquired by Charter in 2016, expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Charter’s programming, or to obtain it on nondiscriminatory terms.  In the case of certain types of programming affiliated with Comcast through its control of NBCUniversal Media, LLC (“NBCUniversal”), the prohibition on exclusivity is set to expire in January 2018, and we will not be able to rely on these protections beyond that date.  Until that time, we have the right to subject the terms of access to NBCUniversal’s programming to binding arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  There can be no assurance that this procedure will result in favorable terms for us.

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

Open Internet.    In 2015, the FCC imposed Open Internet rules, which apply to both fixed and mobile broadband access providers and prohibit them, among other things, from blocking or throttling traffic, from paid prioritization, and from unreasonably interfering with, or disadvantaging, consumers’ or content providers’ access to the Internet.  In addition, because the FCC reclassified broadband access providers as common carriers, these providers are subject to the general common carrier requirements of reasonableness and nondiscrimination.  The rules were affirmed by a panel of the D.C. Circuit.  A number of broadband access providers and their associations have filed a petition for an “en banc” hearing by the full D.C. Circuit, and have stated that they intend to pursue the challenge to the United States Supreme Court if rehearing is denied.  While this decision provides certain protections from discrimination by broadband access providers against our distribution of video content, including our Sling TV services, via the Internet, it may still permit broadband access providers to provide certain services over their network that are not subject to these requirements.  In addition, obligations imposed under the rules on mobile access providers may hinder our ability to provide services using our wireless spectrum licenses.

Comcast-NBCUniversal.  In January 2011, the FCC and the Department of Justice approved a transaction between Comcast and General Electric Company (“General Electric”), pursuant to which they joined their programming properties, including NBC, Bravo and many others, in a venture, NBCUniversal, controlled by Comcast.  In March 2013, Comcast completed the acquisition of substantially all of General Electric’s remaining interest in NBCUniversal.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s order on network neutrality (even if that order is vacated by judicial or legislative action) and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  If Comcast does not license its affiliated content to us on fair and nondiscriminatory terms and conditions, we can seek binding arbitration and continue to carry such content while the arbitration is pending.  However, it is uncertain how these conditions may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.  In addition, as these conditions expire in January 2018, we will not be able to rely on these protections beyond that date.

Charter/Time Warner Cable.  In May 2016, the FCC and the Department of Justice approved a merger transaction between Charter, Time Warner Cable, and Advance/Newhouse Partnership.  The FCC conditioned its approval on, among other things, Charter not imposing data caps or usage-based pricing for its residential broadband service and a requirement that Charter provide settlement-free interconnection.  These conditions last for seven years, with Charter having the option after four years to petition to shorten the term to five years.  It is uncertain how these conditions may be interpreted or enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.  In addition, as these conditions are currently set to expire in 2023, we will not be able to rely on these protections beyond that date.

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

FCC Regulation of Wireless Spectrum

DISH Network Spectrum

700 MHz Licenses.  In 2008, we paid $712 million to acquire certain 700 MHz E Block (“700 MHz”) wireless spectrum licenses, which were granted to us by the FCC in February 2009.  At the time they were granted, these licenses were subject to certain interim and final build-out requirements.  On October 29, 2013, the FCC issued an order approving a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution Order”), which requires us to reduce power emissions on our 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved our request to modify the original interim and final build-out requirements associated with our 700 MHz licenses so that by March 2017, we must provide signal coverage and offer service to at least 40% of our total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved our request to modify the 700 MHz Final Build-Out Requirement so that by March 2021, we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  While the modifications to our 700 MHz licenses provide us additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on our ability to fully utilize our 700 MHz licenses.  If the Modified 700 MHz Interim Build-Out Requirement is not met, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and we could face the reduction of license area(s).  If the Modified 700 MHz Final Build-Out Requirement is not met, our authorization may terminate for the geographic portion of each license in which we are not providing service.

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

On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”).  If the AWS-4 Interim Build-Out Requirement is not met, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If the Modified AWS-4 Final Build-Out Requirement is not met, our terrestrial authorization for each license area in which we do not meet the requirement may terminate.  The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 licenses to allow us to repurpose all 20 MHz of our uplink spectrum (2000-2020 MHz) for terrestrial downlink operations.  On  June 1, 2016, we notified the FCC that we had elected to use our AWS-4 uplink spectrum for terrestrial downlink operations, and effective June 7, 2016, the FCC modified our AWS-4 licenses, resulting in all 40 MHz of our AWS-4 spectrum being designated for terrestrial downlink operations.

H Block Licenses.  On April 29, 2014, the FCC issued an order granting our application to acquire all 176 wireless spectrum licenses in the H Block auction.  We paid approximately $1.672 billion to acquire these H Block licenses, including clearance costs associated with the lower H Block spectrum.  The H Block licenses are subject to certain interim and final build-out requirements.  By April 2018, we must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual H Block license (the “H Block Interim Build-Out Requirement”).  By April 2024, we must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block license (the “H Block Final Build-Out Requirement”).  If the H Block Interim Build-Out Requirement is not met, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from April 2024 to April 2022) for each H Block license area in which we do not meet the requirement.  If the H Block Final Build-Out Requirement is not met, our authorization for each H Block license area in which we do not meet the requirement may terminate.

MVDDS Licenses.  We have MVDDS licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  In January 2015, the FCC granted our application to extend the build-out requirements related to our MVDDS licenses.  We now have until 2019 to provide “substantial service” on our MVDDS licenses, and the licenses expire in 2024.  Our MVDDS licenses may be terminated, however, if we do not provide substantial service in accordance with the new build-out requirements.

In 2016, the MVDDS 5G Coalition, of which we are a member, filed a petition for rulemaking requesting the FCC to consider updating the rules to allow us to provide two-way 5G services using our MVDDS licenses.  We cannot predict when or if the FCC will grant the petition and proceed with a rulemaking.  If the FCC adopts rules that would allow us to provide two-way 5G services using our MVDDS licenses, the requests of OneWeb and others for authority to use the band for service from NGSO satellite systems may hinder our ability to provide 5G services using our MVDDS licenses.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through our wholly-owned subsidiaries American II and American III, we have made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  On October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  By October 2021, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Interim Build-Out Requirement”).  By October 2027, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Final Build-Out Requirement”).  If the AWS-3 Interim Build-Out Requirement is not met, the AWS-3 License term and the AWS-3 Final Build-Out Requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement.  If the AWS-3 Final Build-Out Requirement is not met, the authorization for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement may terminate.

See “Item 1A. Risk Factors —  Acquisition and Capital Structure Risks  —  We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition” in this Annual Report on Form 10-K for further information.

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

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations.  These include laws regulating air emissions, water discharge and waste management.  We attempt to maintain compliance with all such requirements.  We do not expect capital or other expenditures for environmental compliance to be material in 2017 or 2018.  Environmental requirements are complex, change frequently and have become more stringent over time.  Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

For segment reporting data and principal geographic area data for 2016, 2015 and 2014, see Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

EMPLOYEES

We had approximately 16,000 employees at December 31, 2016, most of whom were located in the United States.  We generally consider relations with our employees to be good.  Approximately 60 employees in two of our field offices have voted to have a union represent them in contract negotiations.  While we are not currently a party to any collective bargaining agreements, we are currently negotiating collective bargaining agreements at these offices.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

(furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with DISH Network of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position
Charles W. Ergen	63	Chairman, Chief Executive Officer and Director
W. Erik Carlson	47	President and Chief Operating Officer
Thomas A. Cullen	57	Executive Vice President, Corporate Development
James DeFranco	64	Executive Vice President and Director
R. Stanton Dodge	49	Executive Vice President, General Counsel and Secretary
Bernard L. Han	52	Executive Vice President, Strategic Planning
Vivek Khemka	44	Executive Vice President and Chief Technology Officer
Roger J. Lynch	54	Chief Executive Officer, Sling TV Holding L.L.C.
Michael K. McClaskey	53	Executive Vice President and Chief Human Resources Officer
Brian V. Neylon	51	Executive Vice President, Customer Acquisition and Retention
Paul W. Orban	48	Senior Vice President and Chief Accounting Officer
Warren W. Schlichting	55	Executive Vice President, Marketing, Programming, and Media Sales
Steven E. Swain	49	Senior Vice President and Chief Financial Officer
John W. Swieringa	39	Executive Vice President, Operations

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

Vivek Khemka.  Mr. Khemka has served as Executive Vice President and Chief Technology Officer since December 2015 and is responsible for all development and execution of technology strategy for DISH Network.  Since August 2016, Mr. Khemka also serves as the President of EchoStar Technologies L.L.C. pursuant to a professional services agreement between DISH Network and EchoStar.    Mr. Khemka previously served as Senior Vice President of Product Management from March 2013 to December 2015.  Mr. Khemka also served as Vice President of Customer Technology, a position he held from December 2011 to March 2013.  He joined DISH Network in 2009 and has held various roles of increasing responsibility over the years. Before joining DISH Network, Mr. Khemka held various positions at Danaher, Motorola and McKinsey & Co.

Roger J. Lynch.  Mr. Lynch has served as Executive Vice President, Advanced Technologies for DISH Network since November 2009.  Mr. Lynch also served as EchoStar’s Executive Vice President, Advanced Technologies from November 2009 to December 2014.  In addition, Mr. Lynch has served as Chief Executive Officer of Sling TV Holding L.L.C. since July 2012.  Prior to joining DISH Network, Mr. Lynch served as Chairman and CEO of Video Networks International, Ltd., an Internet protocol television (“IPTV”) technology company in the United Kingdom.

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

Brian V. Neylon.  Mr. Neylon has served as Executive Vice President, Customer Acquisition and Retention since December 2015 and is responsible for all acquisition and sales operations functions for DISH Network.  Mr. Neylon previously served as our Senior Vice President of Sales from June 2011 to December 2015.  Since first joining DISH Network in September 1991, he has held various positions of increasing responsibility within various sales and distribution teams from time to time.

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

Steven E. Swain.  Mr. Swain has served as Senior Vice President and Chief Financial Officer of DISH Network since October 2014.  Mr. Swain served as our Senior Vice President of Programming from April 2014 to October 2014, overseeing the acquisition and renewal of all programming content for DISH Network.  Mr. Swain joined DISH Network in 2011 as Vice President of Corporate Financial Planning and Analysis.  Prior to DISH Network, Mr. Swain spent more than 15 years working in the telecommunications sector, most recently at CenturyLink, formerly Qwest Communications, where he served in multiple leadership roles in finance, including corporate financial planning and analysis, treasury and investor relations, as well as in-network engineering.

John W. Swieringa.  Mr. Swieringa has served as Executive Vice President, Operations since December 2015 and is responsible for the in-home services operations, customer service and billing, and information technology for DISH Network.  Mr. Swieringa previously served as Senior Vice President and Chief Information Officer from March 2014 to December 2015 and as Vice President of Information Technology Customer Applications from March 2010 to March 2014.  Mr. Swieringa joined DISH Network in December 2007 serving in our finance department.  Before joining DISH Network, Mr. Swieringa held corporate finance positions in various Fortune 500 companies.

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

Competition and Economic Risks

As the pay-TV industry has matured and bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive, we face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

Our business has historically focused on providing pay-TV services and we have traditionally competed against satellite television providers and cable companies, some of whom have greater financial, marketing and other resources than we do.  In recent years, industries have been converging as providers of video, broadband and wireless services compete to deliver the next generation of service offerings.  The pay-TV industry has matured and bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive.  In some cases, certain competitors have been able to potentially subsidize the price of video services with the price of broadband and/or wireless services.  These developments, among others, have contributed to intense and increasing competition, which we expect to continue.

With respect to our DISH branded pay-TV services, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we may be required to increase retention spending or we may provide greater discounts or credits to acquire and retain subscribers who may spend less on our services.  If our Pay-TV ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins may be reduced and the long-term value of a subscriber would then decrease.  In addition, our Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers.  Accordingly, an increase in Sling branded pay-TV subscribers has a negative impact on our Pay-TV ARPU.

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

In addition, MVPDs and other companies such as programmers are offering smaller packages of programming channels directly to customers, at prices lower than our video service package offerings.  These offerings could adversely affect demand for our Pay-TV services or cause us to modify our programming packages, which may reduce our margins.    During the third quarter 2016, we launched our Flex Pack skinny bundle, a smaller package of programming channels.

Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services, and may exacerbate the risks described above.  For example, in May 2016, Charter completed its acquisition of Time Warner Cable and Bright House Networks (collectively “New Charter”), which created the second largest cable television provider and third largest MPVD in the U.S.  This transaction created a duopoly, resulting in two broadband providers, New Charter and Comcast, controlling the vast majority of the high-speed broadband homes in the country.  In addition, a significant proportion of New Charter’s high-speed broadband subscribers may lack access to alternative high-speed broadband options.  Further, New Charter may be able to, among other things, foreclose or degrade our online video offerings at various points in the broadband pipe; impose data caps on consumers who access our online video offerings; and pressure third-party content owners and programmers to withhold online rights from us and raise our and other MVPDs’ third-party programming costs.

As a result of AT&T’s 2015 acquisition of DirecTV, our direct competitor and the largest satellite TV provider in the U.S. now has increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services.  AT&T also recently launched an OTT service, DirecTV Now, that distributes video directly to consumers over the Internet.  The combined company may also be able to, among other things, utilize its increased leverage over third-party content owners and programmers to withhold online rights from us and reduce the price it pays for programming at the expense of other MVPDs, including us; thwart our entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with us; underutilize key orbital spectrum resources that could be more efficiently used by us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings.

In addition, in October 2016, AT&T announced its pending acquisition of Time Warner Inc. (“Time Warner”).  If the proposed transaction ultimately is completed, the risks discussed above posed by the AT&T and DirecTV merger will be further exacerbated, as the addition of Time Warner’s media holdings, which include content, such as HBO, TBS, TNT, CNN, and movies, would, among other things, provide the combined company increased scale and leverage in the converging video, mobile, and broadband industries and may make it more difficult for us to obtain access to Time Warner’s programming networks on nondiscriminatory and fair terms, or at all.  Furthermore, AT&T’s current practice of offering wireless subscribers access to owned video content over the Internet without counting against a  subscriber’s monthly data caps (“zero rating”), may give an unfair advantage to AT&T’s own video content, which currently includes, among others, DirecTV services, including DirecTV Now, on mobile devices.

As the pay-TV industry is mature, our strategy has included an increased emphasis on acquiring and retaining higher quality subscribers, even if it means that we will acquire and retain fewer overall subscribers.  We evaluate the quality of subscribers based upon a number of factors, including, among others, profitability.    Our Pay-TV subscriber base has been declining due to, among other things, this strategy and the factors described above.  There can be no assurance that our Pay-TV subscriber base will not continue to decline.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

Our business has historically focused on providing pay-TV services, including our DISH branded and Sling branded pay-TV services.  We face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Google, Verizon, DirecTV and Sony that offer online services distributing movies, television shows and other video programming as well as programmers, such as CBS and HBO, that began selling content directly to consumers over the Internet in 2015.  Some of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do.  In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings.  Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.

These products and services are also driving rapid changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communications services.  In particular, through technological advancements and with the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online content providers for users to stream and view on their personal computers, televisions, phones, tablets, videogame consoles, and other devices, some without charging a fee to access the content.  Similarly, while our customers can use their traditional video subscription to access mobile programming, an increasing number of customers are also using mobile devices as the sole means of viewing video, and an increasing number of non-traditional video providers are developing content and technologies to satisfy that demand.  These technological advancements,  changes in consumer behavior, and the increasing number of choices available to consumers with regard to the means by which consumers obtain video content may cause DISH Network subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.  There can be no assurance that our Pay-TV services will be able to compete with these other providers of digital media.  Therefore, these technological advancements and changes in consumer behavior could reduce our gross new subscriber activations and could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

A substantial majority of our revenue comes from residential customers whose spending patterns may be affected by economic weakness and uncertainty.  Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty and other factors that may adversely affect the pay-TV industry.  In particular, economic weakness and uncertainty could result in the following:

•

Fewer gross new subscriber activations and increased subscriber churn.  We could face fewer gross new subscriber activations and increased subscriber churn due to, among other things:  (i) certain economic factors that impact consumers, including, among others, rising interest rates, a potential downturn in the housing market in the United States (including a decline in housing starts) and higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of independent third-party retailers, who generate a significant percentage of our new subscribers, because many of them are small businesses that are more susceptible to the negative effects of economic weakness.  In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to economic weakness, including, among others, our pay-in-advance subscribers.

•

Lower pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”).  Our subscribers may disconnect our services and a growing share of pay-TV customers are “cord shaving” to downgrade to smaller, less expensive programming packages or electing to purchase through online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies.  Cord cutting and/or cord shaving by our subscribers could negatively impact our Pay-TV ARPU.  In addition, Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers, and therefore, as Sling branded pay-TV subscribers increase, it will have a negative impact on Pay-TV ARPU.

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

The cost of programming represents the largest percentage of our overall costs.  Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers.  Unlike our larger cable and satellite competitors, some of which also provide IPTV services, we have not made significant investments in programming providers.  For example, in January 2011, the FCC and the Department of Justice approved a transaction between Comcast and General Electric pursuant to which they joined their programming properties, including NBC, Bravo and many others that are available in the majority of our programming packages, in a venture, NBCUniversal, controlled by Comcast.  In March 2013, Comcast completed the acquisition of substantially all of General Electric’s remaining interest in NBCUniversal.  This transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to NBCUniversal’s programming networks on nondiscriminatory and fair terms, or at all.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s order on network neutrality, even if that order is vacated by judicial or legislative action, and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  If Comcast does not license its affiliated content to us on fair and nondiscriminatory terms and conditions, we can seek binding arbitration and continue to carry such content while the arbitration is pending.  However, it is uncertain how these conditions may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.  Also, in October 2016, AT&T announced its pending acquisition of Time Warner.  This transaction would join DirecTV, which was acquired by AT&T in 2015, with Time Warner’s media holdings, which include content such as HBO, TBS, TNT, CNN, and movies.  If approved, this transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to Time Warner programming networks on nondiscriminatory and fair terms, or at all.

Our OTT Sling TV Internet-based services face certain risks, including, among others, significant competition.

Our Sling TV services face a number of risks, including, among others, the following, which may have a material adverse effect on our Sling TV service offerings:

•

We face significant competition from programmers such as DirecTV Now and Sony Vue,  which distribute live linear television programming over the Internet, from content providers such as CBS and HBO, which have begun selling content directly to consumers over the Internet, and other companies including, among others, Netflix, Hulu, Apple, Amazon, Google and Verizon, some of which have original content, larger customer bases, stronger brand recognition, and significant financial, marketing and other resources.  We also face competition from piracy based video offerings;

•

We offer a limited amount of programming content, and there can be no assurances that we will be able to maintain or increase the amount or type of programming content that we may offer to keep pace with, or to differentiate our Sling TV services from, other providers of online video content;

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

•

Since we rely upon the ability of consumers to access our Sling TV services through an Internet connection, changes in how network operators handle and charge for access to data that travel across their networks, such as implementing bandwidth caps or usage-based fees, could adversely impact our Sling TV services.  In addition, many network operators that provide consumers with broadband service also provide these consumers with video programming, and these network operators may have an incentive to use their network infrastructure in a manner adverse to our continued growth and success.  For example, as a result of AT&T’s acquisition of DirecTV and the completion of the New Charter merger, these risks may be exacerbated to the extent these and other network operators are able to provide preferential treatment to their data.  For example, AT&T’s current zero rating practice may give an unfair advantage to AT&T’s own video services, which currently include, among others, DirecTV services, including DirecTV Now;

•

We may not be able to timely scale our technology, systems and operational practices related to our Sling TV services to effectively and reliably handle growth in subscribers and features related to our services;

•

Our Sling Orange service has limitations that may not be applicable to our competitors, such as not being able to view content on more than one device simultaneously, and with respect to certain programming, not being able to provide a feature to record content for future viewing.  If we are unable to remove those limitations and add such features to the Sling Orange service in the future, our ability to compete with other offerings could be adversely impacted;

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

We face increasing competition from other distributors of unique programming services such as foreign language, sports programming, and original content that may limit our ability to maintain subscribers that desire these unique programming services.

We face increasing competition from other distributors of unique programming services such as foreign language, sports programming,  and original content including programming distributed over the Internet.  There can be no assurance that we will maintain subscribers that desire these unique programming services.  For example, the increasing availability of foreign language programming from our competitors, which in certain cases has resulted from our inability to renew programming agreements on an exclusive basis or at all, as well as competition from piracy-based video offerings, could contribute to an increase in our subscriber churn.  Our agreements with distributors of foreign language programming have varying expiration dates, and some agreements are on a month-to-month basis.  There can be no assurance that we will be able to grow or maintain subscribers that desire these unique programming services such as foreign language and sports programming.

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

If our gross new subscriber activations continue to decrease, or if our subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

We may incur increased costs to acquire new subscribers and retain existing subscribers.  Our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions, and Pay-TV churn rate continue to be negatively impacted by stricter customer acquisition and retention policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring and retaining higher quality subscribers.  In addition, our subscriber acquisition costs could increase as a result of increased spending for advertising and, with respect to our DISH branded pay-TV services, the installation of more HD and DVR receivers, which are generally more expensive than other receivers.  Retention costs with respect to our DISH branded pay-TV services may be driven higher by increased upgrades of existing subscribers’ equipment to HD and DVR receivers.  Meanwhile, as part of our increased emphasis on retaining higher quality subscribers, we have been more selective in issuing retention credits, which has had a negative impact on our Pay-TV churn rate.  Although we expect to continue to incur expenses, such as providing retention credits and other subscriber acquisition and retention expenses, to attract and retain subscribers, there can be no assurance that our efforts will generate new subscribers or result in a lower churn rate.  Additionally, certain of our promotions, including, among others, pay-in-advance, continue to allow consumers with relatively lower credit scores to become subscribers.  These subscribers typically churn at a higher rate.

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

When offering new programming, or upon expiration of existing contracts, programming suppliers have historically attempted to increase the rates that they charge us for programming.  We expect this practice to continue, which, if successful, would increase our programming costs.  In addition, our programming expenses may also increase as we add programming to our video services or distribute existing programming to our customers through additional delivery services, such as Sling TV.  As a result, our margins may face further pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms.  Alternatively, to attempt to mitigate the effect of price increases or for other reasons, we may elect not to carry or may be unable to carry certain channels, which could adversely affect our subscriber growth or result in higher churn.

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

We depend on third parties to provide us with programming services.  Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal, expiration and/or termination provisions.  We may not be able to renew these agreements on acceptable terms or at all, and these agreements may be terminated prior to expiration of their original term.  In recent years, negotiations over programming carriage contracts generally remain contentious, and certain programmers have, in the past, limited our access to their programming in connection with those negotiations and the scheduled expiration of their programming carriage contracts with us.  As national and local programming interruptions and threatened programming interruptions have become more frequent in recent years, including, among others, the removal by Tribune Broadcasting Company (“Tribune”) of certain local broadcast channels from our programming lineup during the second and third quarters of 2016,  in certain cases such interruptions have had a negative impact on our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate.  We cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from similar programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses, and higher Pay-TV churn rates.

We typically have a few programming contracts with major content providers up for renewal each year and if we are unable to renew any of these agreements or the other parties terminate the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In addition, failure to obtain access to certain programming or loss of access to programming, particularly programming provided by major content providers and/or programming popular with our subscribers, could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate.

We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act.  If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals.  While we have been able to reach retransmission consent agreements with most of these local network stations, from time to time there are stations with which we have not been able to reach an agreement.  We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.  In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations.  These requirements may place constraints on available capacity on our satellites for other programming.  Furthermore, the rates we are charged for retransmitting local channels have been increasing substantially and may exceed our ability to increase our prices to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

We may be required to make substantial additional investments to maintain competitive programming offerings.

We believe that the availability and extent of HD programming and other value-added services such as access to video via mobile devices continue to be significant factors in consumers’ choice among pay-TV providers.  Other pay-TV providers may have more successfully marketed and promoted their HD programming packages and value-added services and may also be better equipped and have greater resources to increase their HD offerings and value-added services to respond to increasing consumer demand.  In addition, even though it remains a small portion of the market, consumer demand for 4K HD televisions and programming will likely increase in the future.  We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver enhanced programming, and other value-added services, and there can be no assurance that we will be able to compete effectively with offerings from other pay-TV providers.

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

In addition, although we take protective measures and endeavor to modify them as circumstances warrant, our information technology hardware and software infrastructure and communications systems may be vulnerable to a variety of interruptions, including without limitation, natural disasters, terrorist attacks, telecommunications failures, cyber-attacks and other malicious activities such as unauthorized access, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could disrupt or harm our business.  In addition, third-party providers of some of our key systems may also experience interruptions to their information technology hardware and software infrastructure and communications systems that could adversely impact us and over which we may have limited or no control.  We may obtain certain confidential, proprietary and personal information about our customers, personnel and vendors, and may provide this information to third parties in connection with our business.  If one or more of such interruptions or failures occur to us or our third-party providers, it potentially could jeopardize such information and other information processed and stored in, and transmitted through, our or our third-party providers’ information technology hardware and software infrastructure and communications systems, or otherwise cause interruptions or malfunctions in our operations, which could result in lawsuits, government claims, investigations or proceedings, significant losses or reputational damage.  Due to the fast-moving pace of technology, it may be difficult to detect, contain and remediate every such event.  We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to financial losses.  Furthermore, the amount and scope of insurance we maintain may not cover expenses related to such activities or events.

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

We currently depend on EchoStar to design, develop and manufacture substantially all of our new DISH branded pay-TV set-top boxes and certain related components, to provide the vast majority of our satellite transponder capacity, to provide digital broadcast operations and other services to us, and to provide streaming delivery technology and infrastructure for our Sling TV services.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

EchoStar is our primary supplier of our DISH branded pay-TV digital set-top boxes and digital broadcast operations.  In addition, EchoStar provides the vast majority of our satellite transponder capacity, is a key supplier of related services to us, and provides streaming delivery technology and infrastructure for our Sling TV services.  We purchase digital set-top boxes from EchoStar pursuant to a contract that expires on December 31, 2017.  EchoStar provides digital broadcast operations to us pursuant to a contract that expires on December 31, 2017.  EchoStar has no obligation to supply digital set-top boxes or digital broadcast operations to us after these dates.  We may be unable to renew agreements for digital set-top boxes or digital broadcast operations with EchoStar on acceptable terms or at all.  We lease the vast majority of our satellite transponder capacity from EchoStar.  Equipment, satellite transponder leasing and digital broadcast operation costs may increase beyond our current expectations.  EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain satellite transponder capacity and digital broadcast operations and other services from third parties, could adversely affect our gross new subscriber activations and subscriber churn rate and cause related revenue to decline.

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

See Note 18 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding the Share Exchange Agreement with EchoStar.

Technology in the pay-TV industry changes rapidly, and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services and more advanced equipment, and our failure to do so could cause our products and services to become obsolete and could negatively impact our business.

Technology in the pay-TV industry changes rapidly as new technologies are developed, which could cause our products and services to become obsolete.  We and our suppliers may not be able to keep pace with technological developments.  Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services, to upgrade existing products and services on a timely basis, and to reduce costs of our existing products and services.  We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner.  The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment.  The success of new product and service development depends on many factors, including among others, the following:

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

New technologies could also create new competitors for us.  For instance, we face increasing consumer demand for the delivery of digital video services via the Internet, including providing our Sling TV services and what we refer to as “DISH Anywhere.”  We expect to continue to face increased competition from companies who use the Internet to deliver digital video services as the speed and quality of broadband and wireless networks continues to improve.

Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees.  We rely on EchoStar to design, develop and manufacture set-top boxes with advanced features and functionality and to provide the streaming delivery technology and infrastructure for our Sling TV services.  If either we or EchoStar is unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected.  In addition, delays in the delivery of components or other unforeseen problems associated with our technology may occur that could materially and adversely affect our ability to generate revenue, offer new products and services and remain competitive.

If our products and services, including without limitation our DISH branded and Sling branded products and services, are not competitive, our business could suffer and our financial performance could be negatively impacted.  Our products and services may also experience quality problems, including outages and service slowdowns, from time to time.  If the quality of our products and services do not meet our customers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

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

EchoStar relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes that we provide to subscribers in order to deliver our digital television services.  Our ability to meet customer demand depends, in part, on EchoStar’s ability to obtain timely and adequate delivery of quality materials, parts and components from suppliers.  In the event of an interruption of supply or a significant price increase from these suppliers, EchoStar may not be able to diversify sources of supply in a timely manner, which could have a negative impact on our business.  Further, due to increased demand for products, electronic manufacturers may experience shortages for certain components, from time to time.  EchoStar has experienced in the past and may continue to experience shortages driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of its suppliers that negatively impact our operations.  Any such delays or constraints could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations.

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

Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult.  It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft.  We expect that future replacements of these Security Access Devices may be necessary to keep our system secure.  We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

We are also vulnerable to other forms of fraud.  While we are addressing certain fraud through a number of actions, including terminating independent third-party retailers that we believe violated our business rules, there can be no assurance that we will not continue to experience fraud, which could impact our gross new subscriber activations and subscriber churn.  Economic weakness may create greater incentive for signal theft, piracy and other forms of fraud, which could lead to higher subscriber churn and reduced revenue.

We depend on independent third parties to solicit orders for our services that represent a significant percentage of our total gross new subscriber activations.

While we offer products and services through direct sales channels, a significant percentage of our total gross new subscriber activations are generated through independent third parties such as small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies.  Most of our independent third-party retailers are not exclusive to us and some of our independent third-party retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors.  Furthermore, most of these independent third-party retailers are significantly smaller than we are and may be more susceptible to economic weaknesses that make it more difficult for them to operate profitably.  Because our independent third-party retailers receive most of their incentive value at activation and not over an extended period of time, our interests may not always be aligned with our independent third-party retailers.  It may be difficult to better align our interests with our independent third-party retailers because of their capital and liquidity constraints.  Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH branded pay-TV service.

Operation of our DISH branded pay-TV service requires that we have adequate satellite transmission capacity for the programming we offer.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  We lease substantially all of our satellite capacity from third parties, including the vast majority of our satellite transponder capacity from EchoStar, and we do not carry commercial insurance on any of the satellites that we lease from them.

Our ability to earn revenue from our DISH branded pay-TV service depends on the usefulness of our owned and leased satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.  Generally, the minimum design life of each of our owned and leased satellites ranges from 12 to 15 years.  We can provide no assurance, however, as to the actual useful lives of any of these satellites.  Our operating results could be adversely affected if the useful life of any of our owned or leased satellites were significantly shorter than the minimum design life.

In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite, any of which could have a material adverse effect on our business, financial condition and results of operations.  Such a failure could result in a prolonged loss of critical programming.  A relocation would require FCC approval and, among other things, may require a showing to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite.  We cannot be certain that we could obtain such FCC approval.  If we choose to use a satellite in this manner, this use could adversely affect our ability to satisfy certain operational conditions associated with our authorizations.  Failure to satisfy those conditions could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.

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

In addition, the occurrence of future launch failures for other operators may delay the deployment of our satellites and materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all.  See “We generally do not carry commercial launch or in-orbit insurance on any of the satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if any of our owned satellites fail” below for further information.

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

Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our Pay-TV services.  In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly.  Anomalies may also reduce the expected useful life of a satellite, thereby reducing the channels that could be offered using that satellite, or create additional expenses due to the need to provide replacement or back-up satellites.  See the disclosures relating to satellite anomalies set forth under Note 8 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Generally, we do not carry commercial launch or in-orbit insurance on any of the satellites we use, other than certain satellites leased from third parties, and generally do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  We lease substantially all of our satellite capacity from third parties, including the vast majority of our satellite transponder capacity from EchoStar, and we do not carry commercial insurance on any of the satellites we lease from them.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite.  If one or more of our owned in-orbit satellites fail, we could be required to record significant impairment charges.

We may have potential conflicts of interest with EchoStar due to our common ownership and management.

Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships.  Areas in which conflicts of interest between EchoStar and us could arise include, but are not limited to, the following:

•

Cross officerships, directorships and stock ownership.  We have certain overlap in directors and executive officers with EchoStar.  These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  Our Board of Directors and executive officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and our Chairman and Chief Executive Officer.  The executive officers and the members of our Board of Directors who are members of the Board of Directors of EchoStar have fiduciary duties to EchoStar’s shareholders.  For example, there is the potential for a conflict of interest when we or EchoStar look at acquisitions and other business opportunities that may be suitable for both companies.  In addition, certain of our directors and officers own EchoStar stock and options to purchase EchoStar stock.  Mr. Ergen owns approximately 36.8% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 43.4% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 63.7% of the voting power of EchoStar.  Mr. Ergen’s ownership of EchoStar excludes 14,493,094 shares of its Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 15.4% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 23.7% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 27.7% of EchoStar’s total voting power.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for us and EchoStar.  Furthermore, Mr. Ergen is employed by both us and EchoStar.  In addition, as a result of the Satellite and Tracking Stock Transaction discussed in Note 18 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, we own shares of Tracking Stock that generally tracks the residential retail satellite broadband business of HNS, a wholly-owned subsidiary of HSSC, including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”).  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  Further, effective July 1, 2012, we and EchoStar formed Sling TV Holding L.L.C. (“Sling TV Holding,” formerly known as DISH Digital Holding L.L.C.), which was owned two-thirds by us and one-third by EchoStar.  Sling TV Holding was formed to develop and commercialize certain advanced technologies.  Effective August 1, 2014, EchoStar and Sling TV Holding entered into an Exchange Agreement pursuant to which, among other things, Sling TV Holding distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV Holding to a 10% non-voting interest.  We now have a 90% equity interest and a 100% voting interest in Sling TV Holding.

•

Intercompany agreements with EchoStar.  In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  See Note 18 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of us and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and us under the separation and other intercompany agreements we entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us.  In addition, conflicts could arise between us and EchoStar in the interpretation or any extension or renegotiation of these existing agreements.

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

We may not be able to resolve any potential conflicts of interest with EchoStar, and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

Other than certain arrangements with EchoStar that we entered into in connection with Sling TV Holding, which, subject to certain exceptions, limit EchoStar’s and our ability to operate an IPTV service other than operated by Sling TV Holding, we do not have agreements with EchoStar that would prevent either company from competing with the other.

See Note 18 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding the Share Exchange Agreement with EchoStar.

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

700 MHz Licenses.  In 2008, we paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to us by the FCC in February 2009.  At the time they were granted, these licenses were subject to certain interim and final build-out requirements.  On October 29, 2013, the FCC issued an order approving a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution Order”), which requires us to reduce power emissions on our 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved our request to modify the original interim and final build-out requirements associated with our 700 MHz licenses so that by March 2017, we must provide signal coverage and offer service to at least 40% of our total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved our request to modify the 700 MHz Final Build-Out Requirement so that by March 2021, we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  While the modifications to our 700 MHz licenses provide us additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on our ability to fully utilize our 700 MHz licenses.  If the Modified 700 MHz Interim Build-Out Requirement is not met, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and we could face the reduction of license area(s).  If the Modified 700 MHz Final Build-Out Requirement is not met, our authorization may terminate for the geographic portion of each license in which we are not providing service.

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

On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”).  If the AWS-4 Interim Build-Out Requirement is not met, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If the Modified AWS-4 Final Build-Out Requirement is not met, our terrestrial authorization for each license area in which we do not meet the requirement may terminate.  The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 licenses to allow us to repurpose all 20 MHz of our uplink spectrum (2000-2020 MHz) for terrestrial downlink operations.  On June 1, 2016, we notified the FCC that we had elected to use our AWS-4 uplink spectrum for terrestrial downlink operations, and effective June 7, 2016, the FCC modified our AWS-4 licenses, resulting in all 40 MHz of our AWS-4 spectrum being designated for terrestrial downlink operations.

H Block Licenses.  On April 29, 2014, the FCC issued an order granting our application to acquire all 176 wireless spectrum licenses in the H Block auction.  We paid approximately $1.672 billion to acquire these H Block licenses, including clearance costs associated with the lower H Block spectrum.  The H Block licenses are subject to certain interim and final build-out requirements.  By April 2018, we must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual H Block license (the “H Block Interim Build-Out Requirement”).  By April 2024, we must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block license (the “H Block Final Build-Out Requirement”).  If the H Block Interim Build-Out Requirement is not met, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from April 2024 to April 2022) for each H Block license area in which we do not meet the requirement.  If the H Block Final Build-Out Requirement is not met, our authorization for each H Block license area in which we do not meet the requirement may terminate.

MVDDS Licenses.  We have MVDDS licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  In January 2015, the FCC granted our application to extend the build-out requirements related to our MVDDS licenses.  We now have until 2019 to provide “substantial service” on our MVDDS licenses, and the licenses expire in 2024.  Our MVDDS licenses may be terminated, however, if we do not provide substantial service in accordance with the new build-out requirements.

In 2016, the MVDDS 5G Coalition, of which we are a member, filed a petition for rulemaking requesting the FCC to consider updating the rules to allow us to provide two-way 5G services using our MVDDS licenses.  We cannot predict when or if the FCC will grant the petition and proceed with a rulemaking.  If the FCC adopts rules that would allow us to provide two-way 5G services using our MVDDS licenses, the requests of OneWeb and others for authority to use the band for service from NGSO satellite systems may hinder our ability to provide 5G services using our MVDDS licenses.

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

Before the forward auction phase of Stage 1 of Auction 1000 began, a qualified bidder in the forward auction could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that applicants may disclose about their participation in Auction 1000.

•

Stage 1:  The reverse auction phase of Stage 1 began on March 29, 2016 and ended on June 29, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 1, in order for Auction 1000 to have ultimately concluded, the aggregate bids in the forward auction phase of Stage 1 would have had to have exceeded approximately $88.4 billion.  The forward auction phase of Stage 1 included 100 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 1 began on August 16, 2016 and ended on August 30, 2016, but the aggregate bids of approximately $23.1 billion did not exceed the approximately $88.4 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 2.

•

Stage 2:  The reverse auction phase of Stage 2 began on September 13, 2016 and ended on October 13, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 2, in order for Auction 1000 to have ultimately concluded, the aggregate bids in the forward auction phase of Stage 2 would have had to have exceeded approximately $56.5 billion.  The forward auction phase of Stage 2 included 90 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 2 began and ended on October 19, 2016, but the aggregate bids of approximately $21.5 billion did not exceed the approximately $56.5 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 3.

•

Stage 3:  The reverse auction phase of Stage 3 began on November 1, 2016 and ended on December 1, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 3, in order for Auction 1000 to have ultimately concluded, the aggregate bids in the forward auction phase of Stage 3 would have had to have exceeded approximately $42.3 billion.  The forward auction phase of Stage 3 included 80 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 3 began and ended on December 5, 2016, but the aggregate bids of approximately $19.7 billion did not exceed the approximately $42.3 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 4.

•

Stage 4:  The reverse auction phase of Stage 4 began on December 13, 2016 and ended on January 13, 2017.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 4, in order for Auction 1000 to ultimately conclude, the aggregate bids in the forward auction phase of Stage 4 would have to exceed approximately $12.0 billion.  The forward auction phase of Stage 4 includes 70 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The clock bidding portion of the forward auction phase of Stage 4 began on January 18, 2017 and ended on February 10, 2017.  The aggregate bids of approximately $19.6 billion exceeded the approximately $12.0 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to the assignment portion of the forward auction phase in which winning bidders in the clock bidding portion have the opportunity to bid for frequency-specific licenses.  The assignment portion is scheduled to begin on March 6, 2017, and all assignment rounds are expected to end no later than March 30, 2017.  During the assignment portion, the FCC rules restricting information that forward auction applicants may disclose about their participation in Auction 1000 remain in place.  As mentioned above, a subsidiary of DISH Network qualified to participate in the forward auction.  To the extent that it is the winning bidder for any 600 MHz licenses, we would expect to pay for such licenses from any upfront deposit made with the FCC and/or existing cash and marketable investment securities balances.

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

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and Northstar Wireless owed the FCC an additional interim payment of approximately $334 million (the “Northstar Interim Payment”), which is equal to 15% of $2.226 billion.  The Northstar Interim Payment was recorded in “FCC auction expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.  Northstar Wireless immediately satisfied the Northstar Interim Payment through the application of funds already on deposit with the FCC and an additional loan from American II of approximately $69 million. As a result, the FCC will not deem Northstar Wireless to be a “current defaulter” under applicable FCC rules.

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

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and SNR Wireless owed the FCC an additional interim payment of approximately $182 million (the “SNR Interim Payment”), which is equal to 15% of $1.211 billion.  The SNR Interim Payment was recorded in “FCC auction expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.  SNR Wireless immediately satisfied the SNR Interim Payment through a portion of an additional loan from American III in an aggregate amount of approximately $344 million.  As a result, the FCC will not deem SNR Wireless to be a “current defaulter” under applicable FCC rules.

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

On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  By October 2021, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Interim Build-Out Requirement”).  By October 2027, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Final Build-Out Requirement”).  If the AWS-3 Interim Build-Out Requirement is not met, the AWS-3 License term and the AWS-3 Final Build-Out Requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement.  If the AWS-3 Final Build-Out Requirement is not met, the authorization for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement may terminate.

In addition, on September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman and Chief Executive Officer) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  See “Contingencies – Litigation – Vermont National Telephone Company” in Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to make further investments in the Northstar Entities and the SNR Entities.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.  See “We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition” below for further information.

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

We capitalize our interest expense associated with the acquisition or construction of certain assets, including, among other things, our wireless spectrum licenses.  As the carrying amount of these licenses is significant compared to the carrying value of our long-term debt,  a substantial portion of our interest expense is capitalized.    This capitalized interest increases the carrying amount of these licenses for purposes of impairment testing, under which we consider whether it is more likely than not that the fair value of these licenses exceeds the carrying amount of these licenses.  An increase in the carrying amount of these licenses combined with other changes in circumstances and/or market conditions could result in an increased risk of an impairment of these licenses in the future.

We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition.

In addition to the risks described in “Item 1A. Risk Factors —Acquisition and Capital Structure Risks —We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in this Annual Report on Form 10-K, we face certain other risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, including, among others, the risks described below.  Any of the following risks, among others, may have a material adverse effect on our business, results of operations and financial condition.

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

In addition, on September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman and Chief Executive Officer) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  See “Contingencies – Litigation – Vermont National Telephone Company” in Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

We have made substantial investments to acquire certain wireless spectrum licenses and related assets.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, we filed an application with the FCC to potentially participate as a forward auction bidder in Auction 1000.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that applicants may disclose about their participation in Auction 1000.  See “We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses”  above for further information.    We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that we will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that we will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.

To the extent we commercialize our wireless spectrum licenses and enter the wireless services industry, a wireless services business presents certain risks.  Any of the following risks, among others, may have a material adverse effect on our future business, results of operations and financial condition.

•

The wireless services industry is competitive.  We have limited experience in the wireless services industry, which is a competitive industry, with increasing customer demands for data services that require increasing capital resources to maintain a robust network.  The wireless services industry has incumbent and established competitors such as Verizon, AT&T, T-Mobile USA Inc. (“T-Mobile”) and Sprint Corporation (“Sprint”), with substantial market share.  Some of these companies have greater financial, marketing and other resources than us, and have existing cost and operational advantages that we lack.  Market saturation is expected to continue to cause the wireless services industry’s customer growth rate to moderate in comparison to historical growth rates, leading to increased competition for customers.  As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services.  Furthermore, the cost of attracting a new customer is generally higher than the cost associated with retaining an existing customer.  In addition, we may face increasing competition from wireless telecommunications providers who offer mobile video offerings.  Wireless mobile video offerings have become more prevalent in the marketplace as wireless telecommunications providers have expanded the fourth generation of wireless communications.  In July 2015, AT&T completed its acquisition of DirecTV, our direct competitor and the largest satellite TV provider in the U.S.,  which has recently launched an OTT service, DirecTV Now, that competes directly with our Sling branded pay-TV services.  As a result of this acquisition, DirecTV, among other things, has increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services.  The combined company may be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other MVPDs, including us; thwart our entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings.    In addition, in October 2016, AT&T announced its pending acquisition of Time Warner.  If the proposed transaction ultimately is completed, the addition of Time Warner’s media holdings, which include content, such as HBO, TBS, TNT, CNN, and movies, would, among other things, provide the combined company increased scale and leverage in the converging video, mobile, and broadband industries.    For example, AT&T’s current zero rating practice may give an unfair advantage to AT&T’s own video content, which currently includes, among others, DirecTV services on mobile devices.

•

Our ability to compete effectively would be dependent on a number of factors.  Our ability to compete effectively would depend on, among other things, our network quality, capacity and coverage; the pricing of our products and services; the quality of customer service; our development of new and enhanced products and services; the reach and quality of our sales and distribution channels; our ability to predict and adapt to future changes in technologies and changes in consumer demands; and capital resources.  It would also depend on how successfully we anticipate and respond to various competitive factors affecting the industry, including, among others, new technologies and business models, products and services that may be introduced by competitors, changes in consumer preferences, the demand for and usage of data, video and other voice and non-voice services, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by competitors.  It may be difficult for us to differentiate our products and services from other competitors in the industry, which may limit our ability to attract customers.  Our success also may depend on our ability to access and deploy adequate spectrum, deploy new technologies and offer attractive services to customers.  For example, we may not be able to obtain and offer certain technologies or features that are subject to competitor patents or other exclusive arrangements.

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

•

Wireless services and our wireless spectrum licenses are subject to government regulation.  Wireless services and our wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities.  These governmental authorities could adopt regulations or take other actions that would adversely affect our business prospects, making it more difficult and/or expensive to commercialize our wireless spectrum licenses or acquire additional licenses.  The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies.  In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The FCC grants wireless licenses for terms of generally ten years that are subject to renewal or revocation.  There can be no assurances that our wireless spectrum licenses will be renewed or that we will be able to obtain additional licenses.  Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.  In addition, the FCC uses its transactional “spectrum screen” to identify prospective wireless transactions that may require additional competitive scrutiny.  If a proposed transaction would exceed the spectrum screen threshold, the FCC undertakes a more detailed analysis of relevant market conditions in the impacted geographic areas to determine whether the transaction would reduce competition without offsetting public benefits.  If a proposed spectrum acquisition exceeds the spectrum screen trigger such additional review could extend the duration of the regulatory review process and there can be no assurance that such proposed spectrum acquisition would ultimately be completed in whole or in part.  For further information related to our wireless spectrum licenses, including build-out requirements, see other Risk Factors above.

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

As of December 31, 2016, our total long-term debt and capital lease obligations, including the debt of our subsidiaries, was $16.479 billion.  Our debt levels could have significant consequences, including:

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

Certain provisions of our articles of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a shareholder may consider favorable.  These provisions include the following:

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

As discussed below, Charles W. Ergen, our Chairman and Chief Executive Officer, controls approximately 78.5% of the total voting power of our company.  Such control by Mr. Ergen may make it impractical for any third party to effect a change in control of our company.  In addition, pursuant to our articles of incorporation we have a significant amount of authorized and unissued stock which would allow our Board of Directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

We are controlled by one principal stockholder who is also our Chairman and Chief Executive Officer.

Charles W. Ergen, our Chairman and Chief Executive Officer, owns approximately 44.7% of our total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 48.1% of our total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 78.5% of the total voting power.  Mr. Ergen’s beneficial ownership of shares of Class A Common Stock excludes 33,790,620 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 7.3% of our total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 13.0% of our total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 12.9% of the total voting power.  Through his voting power, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have:  (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

Legal and Regulatory Risks

A ruling in the Do Not Call litigation requiring us to pay substantial civil penalties and/or damages and/or enjoining us, whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from certain activities could have a material adverse effect on our results of operations, financial condition and cash flow.

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois (the “FTC Action”), alleging violations of the Telephone Consumer Protection Act (“TCPA”) and the Telemarketing Sales Rule (“TSR”), as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs were seeking civil penalties and damages of approximately $270 million and that the federal plaintiff was seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs were also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We also filed a motion for summary judgment, seeking dismissal of all claims.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. is entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs are entitled to partial summary judgment with respect to ten claims in the action, which includes, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages are questions for trial.

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

On October 3, 2016, the plaintiffs further modified their request for injunctive relief and are now seeking, among other things, to enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from some or all existing independent third-party retailers.  The second phase of the bench trial, which commenced on October 25, 2016 and concluded on November 2, 2016, covered the plaintiffs’ requested injunctive relief, as well as certain evidence related to the state plaintiffs’ claims.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  The plaintiff is also seeking enhanced damages under the TCPA for alleged willful or knowing violations.  The Court will decide whether there were any willful or knowing violations, and the Court has discretion to increase the damages by up to three times for any such violations.  The plaintiffs in the FTC Action have asserted that the jury verdict in the Krakauer Action preclusively establishes that the independent third-party retailer at issue in the Krakauer Action was acting as DISH Network L.L.C.’s agent when it made the calls at issue in the FTC Action, and is otherwise persuasive evidence that the other independent third-party retailers at issue in the FTC Action were acting as DISH Network’s L.L.C.’s agents when they made their respective calls at issue in the FTC Action, that the alleged civil penalties being sought by the federal and state plaintiffs are reasonable, and that the calls made by DISH Network L.L.C. and independent third-party retailers at issue in the FTC Action were made to landline residential phones.  We have opposed those assertions.

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

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services.  Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our business as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could have an adverse effect on our results of operations.  Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our business.  Moreover, because of the rapid pace of technological change, we rely on technologies developed or TableOfContentslicensed by third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms, our business, financial condition and results of operations could be adversely affected.

In addition, we work with third parties such as vendors, contractors and suppliers for the development and manufacture of components that are integrated into our products and services, and our products and services may contain technologies provided to us by these third parties or other third parties.  We may have little or no ability to determine in advance whether any such technology infringes the intellectual property rights of others.  Our vendors, contractors and suppliers may not be required to indemnify us if a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.  Legal challenges to these intellectual property rights may impair our ability to use the products, services and technologies that we need in order to operate our business and may materially and adversely affect our business, financial condition and results of operations.  Furthermore, our digital content offerings depend in part on effective digital rights management technology to control access to digital content.  If the digital rights management technology that we use is compromised or otherwise malfunctions, content providers may be unwilling to provide access to their content.  Changes in the copyright laws or how such laws may be interpreted could impact our ability to deliver content and provide certain features and functionality, particularly over the Internet.

We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are, and may become, subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.  See “Item 1. Business — Patents and Other Intellectual Property” of this Annual Report on Form 10-K for further information.

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

Certain of our programming agreements allow us to, among other things, deliver certain authenticated content via the Internet and/or deliver certain content through our Sling TV services, and we are increasingly distributing video content to our subscribers via the Internet and through our Sling TV services.  The ability to continue this strategy may depend in part on the FCC’s success in implementing rules prohibiting fixed and mobile broadband access providers, among other things, from blocking or throttling traffic, from paid privatization, and from unreasonably interfering with, or disadvantaging, consumers’ or content providers’ access to the Internet.

See “Item 1.  Business — Government Regulations — FCC Regulations Governing our Pay-TV Operations — Open Internet” of this Annual Report on Form 10-K for further information.

Changes in the Cable Act, and/or the rules of the FCC that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates.

We purchase a large percentage of our programming from cable-affiliated programmers.  Pursuant to the Cable Act, cable providers had been prohibited from entering into exclusive contracts with cable-affiliated programmers.  The Cable Act directed that this prohibition expire after a certain period of time unless the FCC determined that the prohibition continued to be necessary.  In October 2012, the FCC allowed this prohibition to expire.  While the FCC has issued a Further Notice of Proposed Rulemaking aimed at serving some of the same objectives as the prohibition, there can be no assurances that such protections will be adopted or be as effective as the prohibition if they are adopted.  In the event that this decision is reconsidered by the FCC or reviewed by a court of appeals, we cannot predict the timing or outcome of any subsequent FCC decision.

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

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty.  In July 2012, similar program access conditions that had applied to Time Warner Cable, which was acquired by Charter in 2016, expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Charter’s programming, or to obtain it on nondiscriminatory terms.  In the case of certain types of programming affiliated with Comcast through its control of NBCUniversal, the prohibition on exclusivity is set to expire in January 2018, and we will not be able to rely on these protections beyond that date.  Until that time, we have the right to subject the terms of access to NBCUniversal’s programming to binding arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  There can be no assurance that this procedure will result in favorable terms for us.

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

Our operations, particularly our DBS operations and our wireless spectrum licenses, are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these authorities could result in the limitations on, or suspension or revocation of, our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the recent change in the Administration and any government policy changes it may institute, which may be substantial, could increase regulatory uncertainty.  The adoption or modification of laws or regulations relating to video programming, satellite services, wireless telecommunications, broadband, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business, including our Sling TV services.  In addition, the manner in which regulations or legislation in these areas, including the FCC’s Open Internet rules, may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.    See regulatory disclosures under the caption “Item 1.  Business — Government Regulations” of this Annual Report on Form 10-K for additional information.

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

To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one, carry-all”), including the carriage of full-power broadcasters’ HD signals in markets in which we elect to provide local channels in HD.  The carriage of additional HD signals on our DISH branded pay-TV service could cause us to experience significant capacity constraints and prevent us from carrying additional popular national channels and/or carrying those national channels in HD.

Our business, investor confidence in our financial results and stock price may be adversely affected if our internal controls are not effective.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.  If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

The following table sets forth certain information concerning our principal properties related to our business segments.

Leased From
Description/Use/Location	Segment(s) Using Property	Owned	EchoStar (1)	Other Third Party
Corporate headquarters, Englewood, Colorado	Pay-TV and Broadband/ Wireless		X
Customer call center and general offices, Roseland, New Jersey	Pay-TV and Broadband			X
Customer call center, Alvin, Texas	Pay-TV and Broadband			X
Customer call center, Bluefield, West Virginia	Pay-TV and Broadband	X
Customer call center, Christiansburg, Virginia	Pay-TV and Broadband	X
Customer call center, College Point, New York	Pay-TV and Broadband			X
Customer call center, Harlingen, Texas	Pay-TV and Broadband	X
Customer call center, Hilliard, Ohio	Pay-TV and Broadband			X
Customer call center, Littleton, Colorado	Pay-TV and Broadband		X
Customer call center, Phoenix, Arizona	Pay-TV and Broadband			X
Customer call center, Thornton, Colorado	Pay-TV and Broadband	X
Customer call center, Tulsa, Oklahoma	Pay-TV and Broadband			X
Customer call center, warehouse, service, and remanufacturing center, El Paso, Texas	Pay-TV and Broadband	X
Service and remanufacturing center, Spartanburg, South Carolina	Pay-TV and Broadband			X
Warehouse and distribution center, Denver, Colorado	Pay-TV and Broadband			X
Warehouse and distribution center, Sacramento, California	Pay-TV and Broadband	X
Warehouse and distribution center, Atlanta, Georgia	Pay-TV and Broadband			X
Warehouse, Denver, Colorado	Pay-TV and Broadband	X

(1)	See Note 18 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.

In addition to the principal properties listed above, we operate numerous facilities for, among other things, our in-home service operations strategically located in regions throughout the United States.  Furthermore, we own or lease capacity on 13 satellites, which are a major component of our DISH branded pay-TV service.  See further information under “Item 1. Business — Satellites” in this Annual Report on Form 10-K.

Item 3.   LEGAL PROCEEDINGS

See Note 14  “Commitments and Contingencies - Litigation” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information.  Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “DISH.”  The high and low closing sale prices of our Class A common stock during 2016 and 2015 on the Nasdaq Global Select Market (as reported by Nasdaq) are set forth below.

2016	High	Low
First Quarter	$57.35	$39.71
Second Quarter	56.06	43.40
Third Quarter	55.04	48.84
Fourth Quarter	59.93	53.97

2015	High	Low
First Quarter	$78.31	$68.46
Second Quarter	75.51	65.92
Third Quarter	69.25	56.36
Fourth Quarter	65.07	57.16

As of February 13, 2017, there were approximately 7,272 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name.  As of February 13, 2017, 204,644,588 of the 238,435,208 outstanding shares of our Class B common stock were beneficially held by Charles W. Ergen, our Chairman and Chief Executive Officer, and the remaining 33,790,620 were held in trusts established by Mr. Ergen for the benefit of his family.  There is currently no trading market for our Class B common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2016 through December 31, 2016.

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs (1)
	(In thousands, except share data)
October 1, 2016 - October 31, 2016	—	$—	—	$1,000,000
November 1, 2016 - November 30, 2016	—	$—	—	$1,000,000
December 1, 2016 - December 31, 2016	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

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

Item 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data as of and for each of the five years ended December 31, 2016 have been derived from, and are qualified by reference to our consolidated financial statements.  On April 26, 2011, we completed the acquisition of most of the assets of Blockbuster, Inc.  As of December 31, 2013, Blockbuster had ceased material operations.  On January 14, 2014, we completed the sale of our Blockbuster operations in Mexico.  The results of Blockbuster are presented for all periods as discontinued operations in our consolidated financial statements.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding our discontinued operations.

Certain prior year amounts have been reclassified to conform to the current year presentation.  See further information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Explanation of Key Metrics and Other Items” in this Annual Report on Form 10-K.

This data should be read in conjunction with our consolidated financial statements and related notes thereto for the three years ended December 31, 2016, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
Balance Sheet Data	2016	2015	2014	2013	2012
	(In thousands)
Cash, cash equivalents and current marketable investment securities	$5,359,341	$1,611,069	$9,236,241	$9,739,404	$7,205,379
Total assets	28,091,847	22,886,710	22,045,541	20,192,117	17,229,902
Long-term debt and capital lease obligations (including current portion)	16,478,900	13,755,925	14,427,526	13,597,237	11,831,745
Total stockholders’ equity (deficit)	4,634,893	2,747,787	2,012,134	997,005	71,628

	For the Years Ended December 31,
Statements of Operations Data	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Total revenue	$15,094,562	$15,068,901	$14,643,387	$13,904,865	$13,181,334
Total costs and expenses	12,883,453	13,736,505	12,818,936	12,556,686	11,922,976
Operating income (loss)	$2,211,109	$1,332,396	$1,824,451	$1,348,179	$1,258,358

Income (loss) from continuing operations	$1,469,454	$769,276	$928,902	$837,089	$662,919
Net income (loss) attributable to DISH Network	$1,449,853	$747,092	$944,693	$807,492	$636,687

Basic net income (loss) per share from continuing operations attributable to DISH Network	$3.12	$1.61	$2.05	$1.87	$1.49
Basic net income (loss) per share from discontinued operations	—	—	—	(0.10)	(0.08)
Basic net income (loss) per share attributable to DISH Network	$3.12	$1.61	$2.05	$1.77	$1.41

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$3.05	$1.61	$2.04	$1.86	$1.49
Diluted net income (loss) per share from discontinued operations	—	—	—	(0.10)	(0.08)
Diluted net income (loss) per share attributable to DISH Network	$3.05	$1.61	$2.04	$1.76	$1.41

Cash dividend per common share	$—	$—	$—	$—	$1.00

	For the Years Ended December 31,
Other Data (Unaudited except for net cash flows)	2016		2015	2014	2013	2012
Pay-TV subscribers, as of period end (in millions)	13.671	*	13.897	13.978	14.057	14.056
Pay-TV subscriber additions, gross (in millions)	2.614		2.773	2.601	2.666	2.739
Pay-TV subscriber additions (losses), net (in millions)	(0.392)		(0.081)	(0.079)	0.001	0.089
Pay-TV average monthly subscriber churn rate	1.83%		1.71%	1.59%	1.58%	1.57%
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$643		$723	$853	$866	$784
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$88.66		$86.79	$83.77	$80.37	$76.98
Broadband subscribers, as of period end (in millions)	0.580		0.623	0.577	0.436	0.183
Broadband subscriber additions, gross (in millions)	0.170		0.237	0.295	0.343	0.121
Broadband subscriber additions (losses), net (in millions)	(0.043)		0.046	0.141	0.253	0.078
Net cash flows from (in thousands):
Operating activities from continuing operations	$2,802,152		$2,436,080	$2,378,124	$2,309,197	$2,003,718
Investing activities from continuing operations	$(1,728,664)		$(8,074,149)	$(963,077)	$(3,034,857)	$(3,004,082)
Financing activities from continuing operations	$3,197,079		$(413,269)	$980,267	$1,851,940	$4,003,933

*  Our ending Pay-TV subscriber count increased by approximately 166,000 subscribers during the third quarter 2016 as a result of the change in our calculation for our commercial accounts.  See “Explanation of Key Metrics and Other Items – Pay-TV subscribers” for further information.

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

Overview

Our business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value.  We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers.

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

Financial Highlights

2016 Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $15.095 billion
•	Pay-TV ARPU of $88.66
•	Net income attributable to DISH Network of $1.450 billion and basic and diluted earnings per share of common stock of $3.12 and $3.05, respectively.
•	Gross new Pay-TV subscriber activations of approximately 2.614 million
•	Pay-TV SAC of $643
•	Loss of approximately 392,000 net Pay-TV subscribers
•	Pay-TV churn rate of 1.83%
•	Loss of approximately 43,000 net broadband subscribers

Consolidated Financial Condition as of December 31, 2016

•	Cash, cash equivalents and current marketable investment securities of $5.359 billion
•	Total assets of $28.092 billion
•	Total long-term debt and capital lease obligations of $16.479 billion

Business Segments

We currently operate two primary business segments:  (1) Pay-TV and Broadband and (2) Wireless.

Pay-TV and Broadband

We offer Pay-TV services under the DISH brand and the Sling brand.  We had 13.671 million Pay-TV subscribers in the United States as of December 31, 2016 and are the nation’s fourth largest pay-TV provider.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including TVs, tablets, computers, game consoles and smart phones.  We offer Sling International, Sling Latino and Sling domestic video programming services.  In addition to our original Sling domestic service that could only be streamed on one device at a time (single-stream service), in April 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.  In June 2016, our multi-stream Sling domestic service transitioned from its introductory beta period and was re-branded as Sling Blue and our original single-stream Sling domestic service was re-branded as Sling Orange.  All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.

In addition, we bundle broadband and telephone services with our DISH branded pay-TV services.  As of December 31, 2016, we had 0.580 million broadband subscribers in the United States.  Connecting our subscribers’ receivers to broadband service enhances the video experience and can be used by consumers to access DISH branded programming services on mobile devices.  We market our wireline and satellite broadband services under the dishNET brand.  Our dishNET satellite broadband service utilizes advanced technology and high-powered satellites launched by Hughes and ViaSat to provide broadband coverage nationwide.  This service primarily targets rural residents that are underserved, or unserved, by wireline broadband, and provides download speeds of up to 15 Mbps and our dishNET branded wireline broadband service provides download speeds of up to 40 Mbps.  Currently, satellite capacity constraints limit our ability to expand services in certain geographic areas.  However, new satellite launches by Hughes and ViaSat are expected to provide additional capacity in 2017.  EchoStar XIX, a Hughes satellite, was launched on December 18, 2016.

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

Before the forward auction phase of Stage 1 of Auction 1000 began, a qualified bidder in the forward auction could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that applicants may disclose about their participation in Auction 1000.

•

Stage 1:  The reverse auction phase of Stage 1 began on March 29, 2016 and ended on June 29, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 1, in order for Auction 1000 to have ultimately concluded, the aggregate bids in the forward auction phase of Stage 1 would have had to have exceeded approximately $88.4 billion.  The forward auction phase of Stage 1 included 100 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 1 began on August 16, 2016 and ended on August 30, 2016, but the aggregate bids of approximately $23.1 billion did not exceed the approximately $88.4 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 2.

•

Stage 2:  The reverse auction phase of Stage 2 began on September 13, 2016 and ended on October 13, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 2, in order for Auction 1000 to have ultimately concluded, the aggregate bids in the forward auction phase of Stage 2 would have had to have exceeded approximately $56.5 billion.  The forward auction phase of Stage 2 included 90 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 2 began and ended on October 19, 2016, but the aggregate bids of approximately $21.5 billion did not exceed the approximately $56.5 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 3.

•

Stage 3:  The reverse auction phase of Stage 3 began on November 1, 2016 and ended on December 1, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 3, in order for Auction 1000 to have ultimately concluded, the aggregate bids in the forward auction phase of Stage 3 would have had to have exceeded approximately $42.3 billion.  The forward auction phase of Stage 3 included 80 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 3 began and ended on December 5, 2016, but the aggregate bids of approximately $19.7 billion did not exceed the approximately $42.3 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 4.

•

Stage 4:  The reverse auction phase of Stage 4 began on December 13, 2016 and ended on January 13, 2017.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 4, in order for Auction 1000 to ultimately conclude, the aggregate bids in the forward auction phase of Stage 4 would have to exceed approximately $12.0 billion.  The forward auction phase of Stage 4 includes 70 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The clock bidding portion of the forward auction phase of Stage 4 began on January 18, 2017 and ended on February 10, 2017.  The aggregate bids of approximately $19.6 billion exceeded the approximately $12.0 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to the assignment portion of the forward auction phase in which winning bidders in the clock bidding portion have the opportunity to bid for frequency-specific licenses.  The assignment portion is scheduled to begin on March 6, 2017, and all assignment rounds are expected to end no later than March 30, 2017.  During the assignment portion, the FCC rules restricting information that forward auction applicants may disclose about their participation in Auction 1000 remain in place.  As mentioned above, a subsidiary of DISH Network qualified to participate in the forward auction.  To the extent that it is the winning bidder for any 600 MHz licenses, we would expect to pay for such licenses from any upfront deposit made with the FCC and/or existing cash and marketable investment securities balances.

See Note 14  “Commitments and Contingencies — Wireless — DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through our wholly-owned subsidiaries American II and American III, we have made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.    The AWS-3 Licenses are subject to certain interim and final build-out requirements.  We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  See Note 14  “Commitments and Contingencies — Wireless — DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.  See Note 14 “Commitments and Contingencies — Wireless” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Trends in our Pay-TV and Broadband Segment

Competition

Competition has intensified in recent years as the pay-TV industry has matured.  With respect to our DISH branded pay‑TV services, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  Some of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers, including bundled offers combining broadband, video and/or wireless services and other promotional offers.  In some cases, certain competitors have been able to potentially subsidize the price of video services with the price of broadband and/or wireless services.  We incur significant costs to retain our existing DISH branded pay-TV customers, mostly as a result of upgrading their equipment to HD and DVR receivers and by providing retention credits.  Our subscriber retention costs may vary significantly from period to period.  Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet.  Programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  Significant changes in consumer behavior with regard to the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.  Online content providers may cause our subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.

We implement new marketing promotions from time to time that are intended to increase our gross new Pay-TV subscriber activations.  During 2015 and early 2016, we launched various marketing promotions offering certain DISH branded pay-TV programming packages without a price increase for a limited time period.  During the third quarter 2016, we launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of eight themed add-on channel packs, which include local broadcast networks and kids, national and regional sports and general entertainment programming.  Subscribers can also add or remove additional channel packs to best suit their entertainment needs.  During 2017, we launched “Tuned In To You” and the accompanying “Spokeslistener” campaign.  While we plan to implement these and other new marketing efforts, there can be no assurance that we will ultimately be successful in increasing our gross new Pay-TV subscriber activations.  Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

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

Furthermore, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire.  In the past, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming contracts with content providers, including, among others, Tribune Broadcasting Company (“Tribune”) during the second and third quarters of 2016.  We cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from similar programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses, and higher Pay-TV churn rates.

Operations and Customer Service

While competitive factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to us.  In the past, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by our operational inefficiencies.  To combat signal theft and improve the security of our broadcast system, we use microchips embedded in credit card sized access cards, called “smart cards,” or security chips in our DBS receiver systems to control access to authorized programming content (“Security Access Devices”).  We expect that future replacements of these devices may be necessary to keep our system secure.  To combat other forms of fraud, among other things, we monitor our independent third-party distributors’ and independent third-party retailers’ adherence to our business rules.

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

Share Exchange Agreement

On January 31, 2017, we and our indirect wholly-owned subsidiaries DNLLC and DOLLC, entered into the Share Exchange Agreement with EchoStar, EB Holdco, EB Splitco, ET Splitco, and ETLLC.  Pursuant to the Share Exchange Agreement, among other things: (i) EchoStar will complete the steps necessary for certain assets and liabilities of the Transferred Businesses to be transferred to EB Splitco and ET Splitco; and (ii) EchoStar will transfer to us 100% of the equity of EB Splitco and ET Splitco, and in exchange, we will transfer the EchoStar Tracking Stock to EchoStar and the HSSC Tracking Stock to HSSC.  The financial results related to the Share Exchange Agreement are not included in our consolidated financial statements for all periods presented as the closing of the Transaction is subject to various conditions and is not expected to close prior to February 28, 2017.  See Note 18 to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to independent third-party retailers and other independent third-party distributors of our equipment and revenue from equipment sales and other agreements with EchoStar.

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

Cost of sales - equipment and other.  “Cost of sales - equipment and other” primarily includes the cost of non-subsidized sales of DBS accessories to independent third-party retailers and other independent third-party distributors of our equipment and costs related to equipment sales and other agreements with EchoStar.

Subscriber acquisition costs.  While we primarily lease DBS receiver systems and Broadband modem equipment, we also subsidize certain costs to attract new subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of DBS receiver systems to independent third-party retailers and other independent third-party distributors of our equipment, the cost of subsidized sales of DBS receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  Our “Subscriber acquisition costs” also includes costs associated with acquiring Sling branded pay-TV subscribers including, among other things, costs related to acquisition advertising, our direct sales efforts and commissions.

Pay-TV SAC.  Subscriber acquisition cost measures are commonly used by those evaluating companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new Pay-TV subscriber activation,” or Pay-TV SAC, and we believe presentations of Pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our Pay-TV SAC is calculated as “Subscriber acquisition costs,” excluding “Subscriber acquisition costs” associated with our broadband services, plus the value of equipment capitalized under our lease program for new DISH branded pay-TV subscribers, divided by gross new Pay-TV subscriber activations.  We include all the costs of acquiring Pay-TV subscribers (e.g., subsidized and capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new Pay-TV subscribers in our calculation, including Pay-TV subscribers added with little or no subscriber acquisition costs.  Subscriber acquisition costs for Sling branded pay-TV subscribers are significantly lower than those for DISH branded pay-TV subscribers, and therefore, as Sling branded pay-TV subscriber activations increase, it will have a positive impact on Pay-TV SAC.

General and administrative expenses.  “General and administrative expenses” consists primarily of employee-related costs associated with administrative services such as legal, information systems, and accounting and finance.  It also includes outside professional fees (e.g., legal, information systems and accounting services) and other items associated with facilities and administration.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense (net of capitalized interest), prepayment premiums,  amortization of debt discounts and debt issuance costs associated with our long-term debt, and interest expense associated with our capital lease obligations.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our capitalized interest policy.

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

Pay-TV subscribers.  We include customers obtained through direct sales, independent third-party retailers and other independent third-party distribution relationships in our Pay-TV subscriber count.  We also provide DISH branded pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we previously divided our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and included the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  During the third quarter 2016, we launched our Flex Pack programming package that represents our lowest tier programming package under which a new subscriber can activate, and, effective September 30, 2016, we began dividing the total revenue for these certain commercial accounts by an amount approximately equal to the retail price of our Flex Pack programming package.  The impact of this change was an increase to our ending subscriber count of approximately 166,000 subscribers during the third quarter 2016.  This had no impact on our gross new Pay-TV subscriber activations or net Pay-TV subscriber losses for the year ended December 31, 2016.  All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.  Sling branded pay-TV subscribers receiving service for no charge, under certain new subscriber promotions, are excluded from our Pay-TV subscriber count.  Sling branded pay-TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  For customers who subscribe to both our DISH branded pay-TV service and our Sling branded pay-TV services, each subscription is counted as a separate Pay-TV subscriber.

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

Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”).  We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses.  We calculate Pay-TV average monthly revenue per Pay-TV subscriber, or Pay-TV ARPU, by dividing average monthly “Subscriber-related revenue,” excluding revenue from broadband services, for the period by our average number of Pay-TV subscribers for the period.  The average number of Pay-TV subscribers is calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period.  The average number of Pay-TV subscribers for each month is calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two.    Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers, and therefore, as Sling branded pay-TV subscribers increase, it will have a negative impact on Pay-TV ARPU.

Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”).  We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses.  We calculate Pay-TV churn rate for any period by dividing the number of DISH branded pay-TV subscribers who terminated service during the period by the average number of Pay-TV subscribers for the same period, and further dividing by the number of months in the period.  When calculating the Pay-TV churn rate, the same methodology for calculating average number of Pay-TV subscribers is used as when calculating Pay-TV ARPU.  As described above, Sling branded pay-TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  Therefore, to the extent that our Sling branded pay-TV subscriber base grows, our Pay-TV churn rate will be positively impacted.

Free cash flow.    We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment ” and “Capitalized interest related to FCC authorizations,” as shown on our Consolidated Statements of Cash Flows.

RESULTS OF OPERATIONS

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2016	2015	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$15,033,939	$14,953,559	$80,380	0.5
Equipment sales and other revenue	60,623	115,342	(54,719)	(47.4)
Total revenue	15,094,562	15,068,901	25,661	0.2

Costs and Expenses:
Subscriber-related expenses	8,887,437	8,783,009	104,428	1.2
% of Subscriber-related revenue	59.1%	58.7%
Satellite and transmission expenses	726,791	762,832	(36,041)	(4.7)
% of Subscriber-related revenue	4.8%	5.1%
Cost of sales - equipment and other	61,915	91,654	(29,739)	(32.4)
Subscriber acquisition costs	1,470,940	1,682,548	(211,608)	(12.6)
General and administrative expenses	783,224	777,507	5,717	0.7
% of Total revenue	5.2%	5.2%
FCC auction expense (Note 14)	—	515,555	(515,555)	*
Depreciation and amortization	953,146	1,000,048	(46,902)	(4.7)
Impairment of long-lived assets (Note 8)	—	123,352	(123,352)	*
Total costs and expenses	12,883,453	13,736,505	(853,052)	(6.2)

Operating income (loss)	2,211,109	1,332,396	878,713	65.9

Other Income (Expense):
Interest income	31,164	19,523	11,641	59.6
Interest expense, net of amounts capitalized	(52,992)	(494,010)	441,018	89.3
Other, net	117,182	278,043	(160,861)	(57.9)
Total other income (expense)	95,354	(196,444)	291,798	*

Income (loss) before income taxes	2,306,463	1,135,952	1,170,511	*
Income tax (provision) benefit, net	(837,009)	(366,676)	(470,333)	*
Effective tax rate	36.3%	32.3%
Net income (loss)	1,469,454	769,276	700,178	91.0
Less: Net income (loss) attributable to noncontrolling interests, net of tax	19,601	22,184	(2,583)	(11.6)
Net income (loss) attributable to DISH Network	$1,449,853	$747,092	$702,761	94.1

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.671 **	13.897	(0.226)	(1.6)
Pay-TV subscriber additions, gross (in millions)	2.614	2.773	(0.159)	(5.7)
Pay-TV subscriber additions (losses), net (in millions)	(0.392)	(0.081)	(0.311)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.83%	1.71%	0.12%	7.0
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$643	$723	$(80)	(11.1)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$88.66	$86.79	$1.87	2.2
Broadband subscribers, as of period end (in millions)	0.580	0.623	(0.043)	(6.9)
Broadband subscriber additions, gross (in millions)	0.170	0.237	(0.067)	(28.3)
Broadband subscriber additions (losses), net (in millions)	(0.043)	0.046	(0.089)	*
EBITDA	$3,261,836	$2,588,303	$673,533	26.0

*     Percentage is not meaningful.

**   Our ending Pay-TV subscriber count increased by approximately 166,000 subscribers during the third quarter 2016 as a result of the change in our calculation for our commercial accounts.  See “Explanation of Key Metrics and Other Items – Pay-TV subscribers” for further information.

Pay-TV subscribers.  We lost approximately 392,000 net Pay-TV subscribers during the year ended December 31, 2016, compared to the loss of approximately 81,000 net Pay-TV subscribers during the same period in 2015.  The increase in net Pay-TV subscriber losses versus the same period in 2015 resulted from a higher Pay-TV churn rate and lower gross new Pay-TV subscriber activations.

Our Pay-TV churn rate for the year ended December 31, 2016 was 1.83% compared to 1.71% for the same period in 2015.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.  As part of our increased emphasis on retaining higher quality subscribers, we have been more selective in issuing retention credits, which has had a negative impact on our Pay-TV churn rate.

During the year ended December 31, 2016, we activated approximately 2.614 million gross new Pay-TV subscribers compared to approximately 2.773 million gross new Pay-TV subscribers during the same period in 2015, a decrease of 5.7%.  This decrease in our gross new Pay-TV subscriber activations was primarily impacted by stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers, as well as increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. This decrease was partially offset by an increase in Sling branded pay-TV subscriber activations during 2016.  In addition, our ending Pay-TV subscriber count increased by approximately 166,000 subscribers during the third quarter 2016 as a result of the change in our calculation for our commercial accounts.  This had no impact on our gross new Pay-TV subscriber activations or net Pay-TV subscriber losses for the year ended December 31, 2016.  See “Explanation of Key Metrics and Other Items – Pay-TV subscribers” for further information.

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

Broadband subscribers.  We lost approximately 43,000 net Broadband subscribers during the year ended December 31, 2016 compared to the addition of approximately 46,000 net Broadband subscribers during the same period in 2015.  The net Broadband subscriber losses during the year ended December 31, 2016 primarily resulted from lower gross new Broadband subscriber activations and a higher number of customer disconnects.  During the years ended December 31, 2016 and 2015, we activated approximately 170,000 and 237,000 gross new Broadband subscribers, respectively.  Gross new Broadband subscriber activations declined primarily due to stricter customer acquisition policies, including an increased emphasis on acquiring higher quality subscribers, lower gross Pay-TV subscriber activations and satellite capacity constraints in certain geographic areas.  Customer disconnects have been negatively impacted, in part, by our increased emphasis on retaining higher quality subscribers, which includes, among other things, being more selective in issuing retention credits.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $15.034 billion for the year ended December 31, 2016,  an increase of $80 million or 0.5% compared to the same period in 2015.  The change in “Subscriber-related revenue” from the same period in 2015 was primarily related to the increase in Pay‑TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.  Included in “Subscriber-related revenue” was $457 million and $439 million of revenue related to our broadband services for the years ended December 31, 2016 and 2015, respectively, representing 3.0% and 2.9% of our total “Subscriber-related revenue,” respectively.

Pay-TV ARPU.  Pay-TV ARPU was $88.66 during the year ended December 31, 2016 versus $86.79 during the same period in 2015.  The $1.87 or 2.2% increase in Pay-TV ARPU was primarily attributable to the DISH branded pay-TV programming package price increases in February 2016 and 2015.  These price increases were partially offset by a shift in DISH branded pay-TV programming package mix and an increase in Sling branded pay-TV subscribers.  Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscribers during 2016 had  a negative impact on Pay-TV ARPU.  We expect this trend to continue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $8.887 billion during the year ended December 31, 2016, an increase of $104 million or 1.2% compared to the same period in 2015.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs per subscriber, partially offset by a lower average Pay-TV subscriber base.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  Included in “Subscriber-related expenses” was $274 million and $272 million of expense related to our broadband services for the years ended December 31, 2016 and 2015, respectively.  “Subscriber-related expenses” represented 59.1% and 58.7% of “Subscriber-related revenue” during the years ended December 31, 2016 and 2015, respectively.  The increase in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.471 billion for the year ended December 31, 2016, a decrease of $212 million or 12.6% compared to the same period in 2015.  This change was primarily attributable to a decrease in Pay-TV SAC, discussed below, fewer gross new Pay-TV subscriber activations, and a decrease in expense related to our Broadband subscriber activations.  Included in “Subscriber acquisition costs” was $70 million and $107 million of expenses related to our broadband services for the years ended December 31, 2016 and 2015, respectively.

Pay-TV SAC.  Pay-TV SAC was $643 during the year ended December 31, 2016 compared to $723 during the same period in 2015, a decrease of $80 or 11.1%.  This change was primarily attributable to an increase in Sling branded pay-TV subscriber activations and a decrease in hardware costs per activation, partially offset by an increase in advertising costs per activation.  Subscriber acquisition costs for Sling branded pay-TV subscribers are significantly lower than those for DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscriber activations during 2016 had a positive impact on Pay-TV SAC.  We expect this trend to continue.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts and a reduction in manufacturing costs related to certain receiver systems.  This decrease in hardware costs was partially offset by an increase in the percentage of new DISH branded pay-TV subscriber activations with Hopper 3 receiver systems, which have a higher cost per unit than the prior generation Hopper receiver systems.

During the years ended December 31, 2016 and 2015, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $280 million and $429 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

FCC auction expense.  On October 1, 2015, Northstar Wireless and SNR Wireless notified the FCC that they would not be paying the gross winning bid amounts on certain AWS-3 Licenses.  As a result, the FCC retained those AWS-3 Licenses and Northstar Wireless and SNR Wireless owed the FCC an additional interim payment of approximately $516 million.  See Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Impairment of long-lived assets.  “Impairment of long-lived assets” of $123 million during the year ended December 31, 2015 resulted from an impairment of the D1 satellite and related ground equipment. See Note 8 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $53 million during the year ended December 31, 2016, a decrease of $441 million or 89.3% compared to the same period in 2015.   This decrease was primarily related to an increase of $474 million in capitalized interest principally associated with wireless spectrum and a reduction in interest expense as a result of redemptions and repurchases of debt during 2016 and 2015, partially offset by interest expense associated with the issuance of the Convertible Notes due 2026 and our 7 3/4% Senior Notes due 2026.  On October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively.  We began capitalizing interest expense related to the commercialization of these wireless spectrum licenses in the fourth quarter 2015.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Other, net.    “Other, net” income was $117 million during the year ended December 31, 2016, a decrease of $161 million or 57.9% compared to the same period in 2015.  This change resulted from a decrease in net realized and/or unrealized gains on our derivative financial instruments, partially offset by an increase in net realized gains on our marketable investment securities.  See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $3.262 billion during the year ended December 31, 2016, an increase of $674 million or 26.0% compared to the same period in 2015.  EBITDA for the year ended December 31, 2016 was positively impacted by “Other, net” income of $117 million.  EBITDA for the year ended December 31, 2015 was negatively impacted by the “FCC auction expense” of $516 million and “Impairment of long-lived assets” of $123 million, partially offset by the positive impact of “Other, net” income of $278 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended December 31,
	2016	2015
	(In thousands)
EBITDA	$3,261,836	$2,588,303
Interest, net	(21,828)	(474,487)
Income tax (provision) benefit, net	(837,009)	(366,676)
Depreciation and amortization	(953,146)	(1,000,048)
Net income (loss) attributable to DISH Network	$1,449,853	$747,092

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

Income tax (provision) benefit, net.   Our income tax provision was $837 million during the year ended December 31, 2016, an increase of $470 million compared to the same period in 2015.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes” and an increase in our effective tax rate.  During the year ended December 31, 2015, our effective tax rate was positively impacted by a $63 million credit that was previously recorded in “Accumulated other comprehensive income (loss)” and was released to our income tax provision during the year ended December 31, 2015.  See Note 5 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2015	2014	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$14,953,559	$14,495,091	$458,468	3.2
Equipment sales and other revenue	115,342	148,296	(32,954)	(22.2)
Total revenue	15,068,901	14,643,387	425,514	2.9

Costs and Expenses:
Subscriber-related expenses	8,783,009	8,313,046	469,963	5.7
% of Subscriber-related revenue	58.7%	57.4%
Satellite and transmission expenses	762,832	693,114	69,718	10.1
% of Subscriber-related revenue	5.1%	4.8%
Cost of sales - equipment and other	91,654	107,777	(16,123)	(15.0)
Subscriber acquisition costs	1,682,548	1,811,318	(128,770)	(7.1)
General and administrative expenses	777,507	815,745	(38,238)	(4.7)
% of Total revenue	5.2%	5.6%
FCC auction expense (Note 14)	515,555	—	515,555	*
Depreciation and amortization	1,000,048	1,077,936	(77,888)	(7.2)
Impairment of long-lived assets (Note 8)	123,352	—	123,352	*
Total costs and expenses	13,736,505	12,818,936	917,569	7.2

Operating income (loss)	1,332,396	1,824,451	(492,055)	(27.0)

Other Income (Expense):
Interest income	19,523	61,841	(42,318)	(68.4)
Interest expense, net of amounts capitalized	(494,010)	(611,209)	117,199	19.2
Other, net	278,043	(69,341)	347,384	*
Total other income (expense)	(196,444)	(618,709)	422,265	68.2

Income (loss) before income taxes	1,135,952	1,205,742	(69,790)	(5.8)
Income tax (provision) benefit, net	(366,676)	(276,840)	(89,836)	(32.5)
Effective tax rate	32.3%	23.0%
Net income (loss)	769,276	928,902	(159,626)	(17.2)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	22,184	(15,791)	37,975	*
Net income (loss) attributable to DISH Network	$747,092	$944,693	$(197,601)	(20.9)

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.897	13.978	(0.081)	(0.6)
Pay-TV subscriber additions, gross (in millions)	2.773	2.601	0.172	6.6
Pay-TV subscriber additions (losses), net (in millions)	(0.081)	(0.079)	(0.002)	(2.5)
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.71%	1.59%	0.12%	7.5
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$723	$853	$(130)	(15.2)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$86.79	$83.77	$3.02	3.6
Broadband subscribers, as of period end (in millions)	0.623	0.577	0.046	8.0
Broadband subscriber additions, gross (in millions)	0.237	0.295	(0.058)	(19.7)
Broadband subscriber additions (losses), net (in millions)	0.046	0.141	(0.095)	(67.4)
EBITDA	$2,588,303	$2,848,837	$(260,534)	(9.1)

* Percentage is not meaningful.

Pay-TV subscribers.  We lost approximately 81,000 net Pay-TV subscribers during the year ended December 31, 2015, compared to the loss of approximately 79,000 net Pay-TV subscribers during the same period in 2014.  The increase in net Pay-TV subscriber losses versus the same period in 2014 resulted from a higher Pay-TV churn rate discussed below, partially offset by higher gross new Pay-TV subscriber activations, primarily related to the activation of Sling branded pay-TV subscribers, which are reported net of disconnects.  Our Sling domestic service was launched in February 2015.

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

During the year ended December 31, 2015, we activated approximately 2.773 million gross new Pay-TV subscribers compared to approximately 2.601 million gross new Pay-TV subscribers during the same period in 2014, an increase of 6.6%.  The increase in our gross new Pay-TV subscriber activations primarily related to the activation of Sling branded pay-TV subscribers, which are reported net of disconnects, partially offset by stricter customer acquisition policies for our DISH branded pay-TV subscribers (including a focus on attaining higher quality subscribers) and increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.  Furthermore, our gross new Pay-TV subscriber activations were negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts during the first half of the first quarter 2015.

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

Pay-TV ARPU.  Pay-TV ARPU was $86.79 during the year ended December 31, 2015 versus $83.77 during the same period in 2014.  The $3.02 or 3.6% increase in Pay-TV ARPU was primarily attributable to the DISH branded pay-TV programming package price increases in February 2015 and 2014 and higher hardware related revenue.  These increases were partially offset by a shift in DISH branded pay-TV programming package mix, an increase in retention credits and an increase in Sling branded pay-TV subscribers.  Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers.  Accordingly, for the year ended December 31, 2015, the increase in Sling branded pay-TV subscribers had a negative impact on Pay-TV ARPU.

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

Pay-TV SAC.  Pay-TV SAC was $723 during the year ended December 31, 2015 compared to $853 during the same period in 2014, a decrease of $130 or 15.2%.  This change was primarily attributable to an increase in Sling branded pay-TV subscriber activations and a decrease in hardware costs per activation.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for current generation Hopper receiver systems and a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts.

During the years ended December 31, 2015 and 2014, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $429 million and $543 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from a decrease in hardware costs per activation, discussed above.

FCC auction expense.  On October 1, 2015, Northstar Wireless and SNR Wireless notified the FCC that they would not be paying the gross winning bid amounts on certain AWS-3 Licenses.  As a result, the FCC retained those AWS-3 Licenses and Northstar Wireless and SNR Wireless owed the FCC an additional interim payment of approximately $516 million.  See Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $2.588 billion during the year ended December 31, 2015, a decrease of $261 million or 9.1% compared to the same period in 2014.  EBITDA for the year ended December 31, 2015 was negatively impacted by the “FCC auction expense” of $516 million and “Impairment of long-lived assets” of $123 million, partially offset by the positive impact of “Other, net” income of $278 million.  EBITDA for the year ended December 31, 2014 was negatively impacted by “Other, net” expense of $69 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended December 31,
	2015	2014
	(In thousands)
EBITDA	$2,588,303	$2,848,837
Interest, net	(474,487)	(549,368)
Income tax (provision) benefit, net	(366,676)	(276,840)
Depreciation and amortization	(1,000,048)	(1,077,936)
Net income (loss) attributable to DISH Network	$747,092	$944,693

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our marketable investment securities.  As of December 31, 2016, our cash, cash equivalents and current marketable investment securities totaled $5.359 billion compared to $1.611 billion as of December 31, 2015, an increase of $3.748 billion.  This increase in cash, cash equivalents and current marketable investment securities primarily resulted from $4.973 billion in net proceeds from the issuance of our 7 3/4% Senior Notes due 2026 and the Convertible Notes due 2026, cash generated from operating activities of $2.802 billion and an $562 million settlement of our derivative financial instruments.  These amounts were partially offset by the redemption of our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion, capital expenditures of $1.327 billion (including capitalized interest related to FCC authorizations), $260 million in net cost incurred in connection with the convertible note hedge and warrant transactions and a refundable payment to a third party in connection with a potential asset purchase.

Debt Maturity

Our 7 3/4% Senior Notes with a remaining principal balance of $650 million were redeemed on June 1, 2015.

Our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion were redeemed on February 1, 2016.

Our 4 5/8% Senior Notes with an aggregate principal balance of $900 million mature on July 15, 2017.  We expect to fund this obligation from cash and marketable investment securities balances at that time.  But, depending on market conditions, we may refinance this obligation in whole or in part.

Cash Flow

The following discussion highlights our cash flow activities during the years ended December 31, 2016, 2015 and 2014.

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base, expand our infrastructure, make strategic investments and repay debt obligations.  For the years ended December 31, 2016, 2015 and 2014, we reported “Net cash flows from operating activities” of $2.802 billion, $2.436 billion, and $2.378 billion, respectively.

Net cash flows from operating activities from 2015 to 2016 increased $366 million, primarily attributable to a $999 million increase in income adjusted to exclude non-cash charges for “Realized and unrealized losses (gains) on investments,” “Depreciation and amortization” expense, “Impairment of long-lived assets” and “Deferred tax expense (benefit),” partially offset by an increase in cash outflows resulting from changes in operating assets and liabilities principally attributable to timing differences between book expense and cash payments, including income taxes.

Net cash flows from operating activities from 2014 to 2015 increased $58 million, primarily attributable to an increase in cash resulting from changes in operating assets and liabilities principally attributable to timing differences between book expense and cash payments, including income taxes.  This increase was partially offset by a $390 million decrease in income adjusted to exclude non-cash charges for “Realized and unrealized losses (gains) on investments,” “Impairment of long-lived assets,” “Depreciation and amortization” expense and “Deferred tax expense (benefit).”  Included in this amount is the $516 million payment related to the “FCC auction expense.”

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, acquisitions, strategic investments, including purchases and settlements of derivative financial instruments and purchases of spectrum licenses, and cash used to grow our subscriber base and expand our infrastructure.  For the years ended December 31, 2016, 2015 and 2014, we reported outflows from “Net cash flows from investing activities” of $1.729 billion, $8.074 billion and $963 million, respectively.  During the years ended December 31, 2016, 2015 and 2014, capital expenditures for new and existing DISH branded pay-TV customer equipment totaled $446 million, $573 million and $755 million, respectively.  During the years ended December 31, 2016, 2015 and 2014, capital expenditures for new and existing broadband customer equipment totaled $12 million, $25 million and $51 million, respectively, of which $10 million, $23 million and $48 million was for new broadband customer equipment.

The year ended December 31, 2016 was negatively impacted by cash outflows primarily related to capital expenditures of $1.327 billion (including capitalized interest related to FCC authorizations) and a refundable payment to a third party in connection with a potential asset purchase, partially offset by an $562 million settlement of our derivative financial instruments and $524 million in net sales of marketable investment securities.  The year ended December 31, 2015 was negatively impacted by cash outflows associated with our non-controlling investments in the Northstar Entities and the SNR Entities related to the AWS-3 Licenses of $8.970 billion and “Purchases of property and equipment (including capitalized interest related to FCC authorizations)” of $1.114 billion, partially offset by net sales of marketable investment securities of $1.607 billion and a refund from the FCC of our $400 million upfront payment related to the AWS-3 Auction in 2015.    The year ended December 31, 2014 was negatively impacted by purchases of H Block wireless spectrum licenses of $1.343 billion, AWS-3 Auction deposits of $1.320 billion and “Purchases of property and equipment (including capitalized interest related to FCC authorizations)” of $1.216 billion, partially offset by net sales of marketable investment securities of $2.935 billion.

Cash flows from financing activities.  Our financing activities generally include net proceeds related to the issuance of long-term debt, cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations, dividends paid on our Class A and Class B common stock and repurchases of our Class A common stock.  For the year ended December 31, 2016, we reported inflows from “Net cash flows from financing activities” of $3.197 billion.  For the year ended December 31, 2015, we reported outflows from “Net cash flows from financing activities” of $413 million.  For the year ended December 31, 2014, we reported inflows from “Net cash flows from financing activities” of $980 million.

The net cash inflows in 2016 primarily related to $4.973 billion in net proceeds from the issuance of our 7 3/4% Senior Notes due 2026 and the Convertible Notes due 2026, partially offset by the redemption of our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion and $260 million in net cost incurred in connection with the convertible note hedge and warrant transactions.

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

Free cash flow can be significantly impacted from period to period by changes in operating assets and liabilities and in “Purchases of property and equipment” as shown in the “Net cash flows from operating activities” and “Net cash flows from investing activities” sections, respectively, of our Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition and retention costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment, commercialization of our wireless spectrum and other factors.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Free cash flow	$1,474,802	$1,321,703	$1,162,263
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	1,327,350	1,114,377	1,215,861
Net cash flows from operating activities	$2,802,152	$2,436,080	$2,378,124

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

Subscriber Base

We lost approximately 392,000 net Pay-TV subscribers during the year ended December 31, 2016, compared to the loss of approximately 81,000 net Pay-TV subscribers during the same period in 2015.  The increase in net Pay-TV subscriber losses versus the same period in 2015 resulted from a higher Pay-TV churn rate and lower gross new Pay-TV subscriber activations.    See “Results of Operations” above for further information.

Subscriber Acquisition and Retention Costs

We incur significant upfront costs to acquire subscribers, including advertising, independent third-party retailer incentives, equipment subsidies, installation services, and/or new customer promotions.  While we attempt to recoup these upfront costs over the lives of their subscription, there can be no assurance that we will be successful in achieving that objective.  With respect to our DISH branded pay-TV service, we employ business rules such as minimum credit requirements for prospective customers and contractual commitments to receive service for a minimum term.  We strive to provide outstanding customer service, to increase the likelihood of customers keeping their Pay-TV services over longer periods of time.  Subscriber acquisition costs for Sling branded pay-TV subscribers are significantly lower than those for DISH branded pay-TV subscribers, and therefore, as Sling branded pay-TV subscriber activations increase, it will have a positive impact on subscriber acquisition costs.    Our subscriber acquisition costs may vary significantly from period to period.

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

Security Systems

Increases in theft of our signal or our competitors’ signals could, in addition to reducing gross new subscriber activations, also cause subscriber churn to increase.  We use Security Access Devices in our DBS receiver systems to control access to authorized programming content.  Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult.  It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft.  We expect that future replacements of Security Access Devices may be necessary to keep our system secure.  We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

Stock Repurchases

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2016.  On November 2, 2016, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2017.  As of December 31, 2016, we may repurchase up to $1.0 billion of our Class A common stock under this program.  During the years ended December 31, 2016, 2015 and 2014, there were no repurchases of our Class A common stock.

Covenants and Restrictions Related to our Long-Term Debt

We are subject to the covenants and restrictions set forth in the indentures related to our long-term debt.  In particular, the indentures related to our outstanding senior notes issued by DISH DBS Corporation (“DISH DBS”) contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:  (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets.  Should we fail to comply with these covenants, all or a portion of the debt under the senior notes and our other long-term debt could become immediately payable.  The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur.  In addition, the Convertible Notes due 2026 provide that, if a “fundamental change” (as defined in the related indenture) occurs, holders may require us to repurchase for cash all or part of their Convertible Notes due 2026.  As of the date of filing of this Annual Report on Form 10-K, we and DISH DBS were in compliance with the covenants and restrictions related to our respective long-term debt.

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

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2016, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Long-term debt obligations	$17,147,844	$904,168	$1,204,274	$1,404,385	$1,104,503	$2,004,626	$10,525,888
Capital lease obligations	136,146	33,412	36,260	19,503	19,137	20,615	7,219
Interest expense on long-term debt and capital lease obligations	6,013,072	983,130	903,456	875,684	736,096	639,190	1,875,516
Satellite-related obligations	1,615,590	382,348	348,617	301,102	241,371	208,196	133,956
Operating lease obligations	139,673	41,334	25,266	18,954	13,728	9,332	31,059
Purchase obligations	2,202,987	1,765,669	275,669	130,230	16,386	8,833	6,200
Total	$27,255,312	$4,110,061	$2,793,542	$2,749,858	$2,131,221	$2,890,792	$12,579,838

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent that we procure launch and/or in-orbit insurance on our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $357 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 10 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, and are included on our Consolidated Balance Sheets as of December 31, 2016.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

Other than the “Guarantees” disclosed in Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, we generally do not engage in off-balance sheet financing activities.

Satellite Insurance

We generally do not carry commercial launch or in-orbit insurance on any of the satellites we use, other than certain satellites leased from third parties.  We generally do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  In light of current favorable market conditions, in January 2016, we procured commercial launch and in-orbit insurance (for a period of one year following launch) for the EchoStar XVIII satellite, which was launched on June 18, 2016.  We lease substantially all of our satellite capacity from third parties, including the vast majority of our transponder capacity from EchoStar, and we do not carry commercial insurance on any of the satellites we lease from them.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite.

Purchase Obligations

Our 2017 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, engineering services, and other products and services related to the operation of our Pay-TV services and broadband service.  Our purchase obligations also include certain fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

Future Capital Requirements

We expect to fund our future working capital, capital expenditures and debt service requirements from cash generated from operations, existing cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital.  The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.  The majority of our capital expenditures for 2017, with the exception of the commercialization of our existing wireless spectrum licenses and potential purchase of additional wireless spectrum licenses discussed below, are expected to be driven by the costs associated with subscriber premises equipment and capital expenditures for our satellite-related obligations.  These expenditures are necessary to operate and maintain our Pay-TV services.  Consequently, we consider them to be non-discretionary.  The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives that may arise from time to time.  Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time, and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty.  Our Pay-TV subscriber base has been declining and there can be no assurance that our Pay-TV subscriber base will not continue to decline.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our cash flow.  These factors, including a reduction in our available future cash flows, could require that we raise additional capital in the future.

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

Before the forward auction phase of Stage 1 of Auction 1000 began, a qualified bidder in the forward auction could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that applicants may disclose about their participation in Auction 1000.

•

Stage 1:  The reverse auction phase of Stage 1 began on March 29, 2016 and ended on June 29, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 1, in order for Auction 1000 to have ultimately concluded, the aggregate bids in the forward auction phase of Stage 1 would have had to have exceeded approximately $88.4 billion.  The forward auction phase of Stage 1 included 100 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 1 began on August 16, 2016 and ended on August 30, 2016, but the aggregate bids of approximately $23.1 billion did not exceed the approximately $88.4 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 2.

•

Stage 2:  The reverse auction phase of Stage 2 began on September 13, 2016 and ended on October 13, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 2, in order for Auction 1000 to have ultimately concluded, the aggregate bids in the forward auction phase of Stage 2 would have had to have exceeded approximately $56.5 billion.  The forward auction phase of Stage 2 included 90 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 2 began and ended on October 19, 2016, but the aggregate bids of approximately $21.5 billion did not exceed the approximately $56.5 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 3.

•

Stage 3:  The reverse auction phase of Stage 3 began on November 1, 2016 and ended on December 1, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 3, in order for Auction 1000 to have ultimately concluded, the aggregate bids in the forward auction phase of Stage 3 would have had to have exceeded approximately $42.3 billion.  The forward auction phase of Stage 3 included 80 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 3 began and ended on December 5, 2016, but the aggregate bids of approximately $19.7 billion did not exceed the approximately $42.3 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 4.

•

Stage 4:  The reverse auction phase of Stage 4 began on December 13, 2016 and ended on January 13, 2017.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 4, in order for Auction 1000 to ultimately conclude, the aggregate bids in the forward auction phase of Stage 4 would have to exceed approximately $12.0 billion.  The forward auction phase of Stage 4 includes 70 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The clock bidding portion of the forward auction phase of Stage 4 began on January 18, 2017 and ended on February 10, 2017.  The aggregate bids of approximately $19.6 billion exceeded the approximately $12.0 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to the assignment portion of the forward auction phase in which winning bidders in the clock bidding portion have the opportunity to bid for frequency-specific licenses.  The assignment portion is scheduled to begin on March 6, 2017, and all assignment rounds are expected to end no later than March 30, 2017.  During the assignment portion, the FCC rules restricting information that forward auction applicants may disclose about their participation in Auction 1000 remain in place.   As mentioned above, a subsidiary of DISH Network qualified to participate in the forward auction.  To the extent that it is the winning bidder for any 600 MHz licenses, we would expect to pay for such licenses from any upfront deposit made with the FCC and/or existing cash and marketable investment securities balances.

See Note 14  “Commitments and Contingencies — Wireless — DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses.    Through our wholly-owned subsidiaries American II and American III, we have made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.    The AWS-3 Licenses are subject to certain interim and final build-out requirements.  We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  See Note 14  “Commitments and Contingencies — Wireless — DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.  See Note 14  “Commitments and Contingencies — Wireless” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

•

Capitalized premise equipment.  Since we retain ownership of certain equipment provided pursuant to our subscriber equipment lease programs for Pay-TV and Broadband subscribers, we capitalize and depreciate equipment costs that would otherwise be expensed at the time of sale.  Such capitalized costs are depreciated over the estimated useful life of the equipment, which is based on, among other things, management’s judgment of the risk of technological obsolescence.  Because of the inherent difficulty of making this estimate, the estimated useful life of capitalized equipment may change based on, among other things, historical experience and changes in technology as well as our response to competitive conditions.  Changes in estimated useful life may impact “Depreciation and amortization” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  For example, if we had decreased the estimated useful life of our capitalized subscriber equipment by one year, annual 2016 depreciation expense would have increased by approximately $165 million.

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

•

Valuation of intangible assets with indefinite lives.  We evaluate the carrying amount of intangible assets with indefinite lives annually, and also when events and circumstances warrant.  During 2016 and 2015, we performed a qualitative assessment to determine whether it is more likely than not that the indefinite-lived asset’s fair value exceeds its carrying amount.  In our assessment, we assess relevant qualitative factors, including macroeconomic conditions, overall financial performance, industry and market conditions, relevant company specific events, and perception of the market.  When our qualitative assessment is inconclusive, further analysis is required.  During 2014, we assessed these assets quantitatively by using one of the income, cost, and/or market approaches. While our qualitative assessment for 2016 and 2015 indicated the fair value of our intangible assets exceeded their carrying amounts, significant changes in our quantitative estimates of future cash flows or market data could result in a write-down of intangible assets with indefinite lives in a future period, which will be recorded in a line item entitled “Impairment of long-lived assets,” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and could be material to our consolidated results of operations and financial condition.  Based on the quantitative methodology utilized in 2014 to test for impairment, a 10% decrease in the estimated future cash flows or market value of comparable assets and/or, a 10% increase in the discount rate used in estimating the fair value of these assets (while all other assumptions remain unchanged) did not result in these assets being impaired.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), and has modified the standard thereafter.  On July 9, 2015, the FASB approved a one year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018. This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board to create common revenue recognition guidance for GAAP and International Financial Reporting Standards.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected an adoption method.  While we have not determined the effect of the standard on our ongoing financial reporting, we believe that the standard will, among other things, change the allocation and timing of when revenue is recognized for those customers who have a contractual commitment to receive service for a minimum term, including time-limited discounts or free service periods.  Under current accounting rules, we recognize revenue net of discounts during the promotional periods and do not recognize any revenue during free service periods.  Under ASU 2014-09, revenue recognition will be accelerated for these contracts as the impact of discounts or free service periods that are considered performance obligations will be recognized uniformly over the total contractual period.  In addition, the standard will require that incremental costs to obtain a customer, which represent a significant portion of our non-advertising subscriber acquisition costs, be deferred and recognized over the expected customer life, whereas our current policy is to expense these costs as incurred.  As the new standard will impact revenue and cost recognition for a significant number of our contracts, as well as our business processes and information technology systems, our evaluation of the effect of the new standard is ongoing.  We are currently in the process of identifying and implementing changes to our systems, processes, and internal controls to meet the requirements of the standard.  The ultimate impact of adopting ASU 2014-09 for both revenue recognition and costs to obtain and fulfill contracts will depend on the promotions and offers in place during the period leading up to and after the adoption of ASU 2014-09.

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

Leases.  On February 25, 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

Financial Instruments – Credit Losses.  On June 16, 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  We are evaluating the impact the adoption of ASU 2016-13 will have on our consolidated financial statements and related disclosures.

Statement of Cash Flows - Update.  On August 26, 2016, the FASB issued 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  This update consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments.  If practicable, this update should be applied using a retrospective transition method to each period presented.  For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable.  This update will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We are evaluating the impact the adoption of ASU 2016-15 will have on our consolidated financial statements.

Statement of Cash Flows:  Restricted Cash.  On November 17, 2016, the FASB issued ASU 2016-18 Restricted Cash (“ASU 2016-18”),  which addresses the diversity where changes in restricted cash are classified on the cash flow statement.  ASU 2016-18 requires that changes in restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We expect that the adoption of ASU 2016-18 will have an immaterial impact on our consolidated financial statements and related disclosures.

Compensation – Stock Compensation.  On March 30, 2016, the FASB issued ASU 2016-09 Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”),  which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  During the third quarter 2016, we adopted ASU 2016-09, which had an immaterial impact on our consolidated financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2016, our cash, cash equivalents and current marketable investment securities had a fair value of $5.359 billion.  Of that amount, a total of $5.352 billion was invested in:  (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions,  fund ongoing operations, repay debt obligations and expand our business.   Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our December 31, 2016 current non-strategic investment portfolio of $5.352 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2016 of 0.8%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2016 would result in a decrease of approximately $2 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2016, we held debt and equity investments in private and public companies with a fair value of $7 million for strategic and financial purposes, which are highly speculative and have experienced and continue to experience volatility.  As of December 31, 2016, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in our investment portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $1 million in the fair value of these investments.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2016, we had $82 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper.  Based on our December 31, 2016 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2016, we had long-term debt of $17.148 billion, excluding capital lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $18.452 billion using quoted market prices.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $373 million.  To the extent interest rates increase, our future costs of financing would increase at the time of any future financings.  As of December 31, 2016, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives.  As of December 31, 2016, we did not hold any derivative financial instruments.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

Our selected quarterly financial data for each of the quarterly periods ended March 31, June 30, September 30 and December 31 for 2016 and 2015 is included in Note 17 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 22 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

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

4.4*

Indenture, relating to the 7 7/8% Senior Notes Due 2019, dated as of August 17, 2009 between DISH DBS Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 18, 2009, Commission File No. 0-26176).

4.5*

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

4.9*

Indenture, relating to the 5 7/8% Senior Notes due 2024, dated as of November 20, 2014 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed November 21, 2014, Commission File No. 0-26176).

4.10*

Indenture, relating to the 7 3/4% Senior Notes due 2026, dated as of June 13, 2016, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8‑K of DISH Network Corporation filed June 13, 2016, Commission File No. 0-26176).

4.11*

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

10.44*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807). ***

10.45*

QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807). ***

10.46*

Receiver Agreement dated January 1, 2012 between Echosphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176). ***

10.47*

Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176). ***

10.48*

Confidential Settlement Agreement and Release dated as of October 21, 2012 by and between Voom HD Holdings LLC and CSC Holdings, LLC, on the one hand, and DISH Network L.L.C., on the other hand, and for certain limited purposes, DISH Media Holdings Corporation, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2012, Commission File No. 0-26176). ***

10.49*

Description of the 2013 Long-Term Incentive Plan dated November 30, 2012 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 6, 2012, Commission File No. 000-26176). **

10.50*

Amendment to EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. dated December 21, 2012 (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2012, Commission File No. 0-26176). ***

10.51*

Transaction Agreement, dated February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, Alpha Company LLC, DISH Network L.L.C., DISH Operating L.L.C. and EchoStar XI Holding L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176). ***

10.52*

Investor Rights Agreement, dated February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, DISH Operating L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176). ***

10.53*

Form of Satellite Capacity Agreement between EchoStar Satellite Operating Corporation and DISH Operating L.L.C. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176).***

10.54*

First Amended and Restated Credit Agreement dated October 13, 2014, among American AWS-3 Wireless II L.L.C., Northstar Wireless, LLC and Northstar Spectrum, LLC, as amended on February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176). ***

10.55*

First Amended and Restated Credit Agreement dated October 13, 2014, among American AWS-3 Wireless III L.L.C., SNR Wireless LicenseCo, LLC and SNR Wireless HoldCo, LLC, as amended on February 12, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176). ***

10.56*

First Amended and Restated Limited Liability Company Agreement dated October 13, 2014, among Northstar Spectrum, LLC, Northstar Manager, LLC and American AWS-3 Wireless II L.L.C., as amended on February 12, 2015 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176). ***

10.57*

First Amended and Restated Limited Liability Company Agreement dated October 13, 2014, among SNR Wireless HoldCo, LLC, SNR Wireless Management, LLC and American AWS-3 Wireless III L.L.C., as amended on February 12, 2015 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10‑Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0‑26176). ***

10.58*

Management Services Agreement dated September 12, 2014, between American AWS-3 Wireless II L.L.C. and Northstar Wireless, LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176). ***

10.59*

Management Services Agreement dated September 12, 2014, between American AWS-3 Wireless III L.L.C. and SNR Wireless LicenseCo, LLC (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176).***

10.60*

Second Amendment, dated October 1, 2015, to the First Amended and Restated Credit Agreement dated October 13, 2014, among American AWS-3 Wireless II L.L.C., Northstar Wireless, LLC and Northstar Spectrum, LLC, as first amended on February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of DISH Network Corporation filed October 2, 2015, Commission File No. 0-26176).

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

10.64*	Second Amendment to Receiver Agreement dated November 4, 2015, between Echosphere L.L.C. and EchoStar Technologies L.L.C.

10.65*

Form of Base/Additional Note Hedge Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016, Commission File No. 0-26176).

10.66*

Form of Base/Additional Warrant Transaction Confirmation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016, Commission File No. 0-26176).

10.67☐	Third Amendment to Receiver Agreement dated November 4, 2016, between Echosphere L.L.C. and EchoStar Technologies L.L.C.
10.68☐	First Amendment to Broadcast Agreement dated November 4, 2016, between EchoStar Broadcasting Corporation and DISH Network L.L.C.
21☐	Subsidiaries of DISH Network Corporation.

23☐	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

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
101 ☐

The following materials from the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2016, filed on February 22, 2017, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date:  February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	Chairman and Chief Executive Officer	February 22, 2017
Charles W. Ergen	(Principal Executive Officer)

/s/ Steven E. Swain	Senior Vice President and Chief Financial Officer	February 22, 2017
Steven E. Swain	(Principal Financial Officer)

/s/ Paul W. Orban	Senior Vice President and Chief Accounting Officer	February 22, 2017
Paul W. Orban	(Principal Accounting Officer)

*	Director	February 22, 2017
George R. Brokaw

*	Director	February 22, 2017
James DeFranco

*	Director	February 22, 2017
Cantey M. Ergen

*	Director	February 22, 2017
Steven R. Goodbarn

*	Director	February 22, 2017
Charles M. Lillis

*	Director	February 22, 2017
Afshin Mohebbi

*	Director	February 22, 2017
David K. Moskowitz

*	Director	February 22, 2017
Tom A. Ortolf

*	Director	February 22, 2017
Carl E. Vogel

* By:	/s/ R. Stanton Dodge
R. Stanton Dodge
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DISH Network Corporation:

We have audited the accompanying consolidated balance sheets of DISH Network Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016.   We also have audited DISH Network Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  DISH Network Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.   Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DISH Network Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, DISH Network Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

/s/ KPMG LLP

Denver, Colorado

February 22, 2017

DISH NETWORK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of
	December 31,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$5,323,725	$1,053,158
Marketable investment securities	35,616	557,911
Trade accounts receivable, net of allowance for doubtful accounts of $17,955 and $22,167, respectively	753,129	864,028
Inventory	464,835	390,328
Derivative financial instruments (Note 2)	—	556,828
Other current assets (Note 8)	1,705,749	120,990
Total current assets	8,283,054	3,543,243

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	82,360	82,374
Property and equipment, net	2,557,382	2,924,180
FCC authorizations	16,498,733	15,667,604
Other investment securities	324,371	327,250
Other noncurrent assets, net	345,947	342,059
Total noncurrent assets	19,808,793	19,343,467
Total assets	$28,091,847	$22,886,710

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$505,986	$470,226
Deferred revenue and other	772,831	869,659
Accrued programming	1,542,036	1,532,809
Accrued interest	305,721	224,513
Other accrued expenses	463,831	531,733
Current portion of long-term debt and capital lease obligations	937,580	1,534,000
Total current liabilities	4,527,985	5,162,940

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	15,541,320	12,221,925
Deferred tax liabilities	2,595,481	2,084,789
Long-term deferred revenue and other long-term liabilities	461,534	385,026
Total long-term obligations, net of current portion	18,598,335	14,691,740
Total liabilities	23,126,320	19,854,680

Commitments and Contingencies (Note 14)

Redeemable noncontrolling interests (Note 2)	330,634	284,243

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 226,812,205 and 281,866,884 shares issued, 226,812,205 and 225,748,624 shares outstanding, respectively	2,268	2,819
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	3,279,646	2,779,978
Accumulated other comprehensive income (loss)	781	61,981
Accumulated earnings (deficit) (Note 11)	1,352,040	1,471,084
Treasury stock, at cost (Note 11)	—	(1,569,459)
Total DISH Network stockholders’ equity (deficit)	4,637,119	2,748,787
Noncontrolling interests	(2,226)	(1,000)
Total stockholders’ equity (deficit)	4,634,893	2,747,787
Total liabilities and stockholders’ equity (deficit)	$28,091,847	$22,886,710

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Revenue:
Subscriber-related revenue	$15,033,939	$14,953,559	$14,495,091
Equipment sales and other revenue	60,623	115,342	148,296
Total revenue	15,094,562	15,068,901	14,643,387

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	8,887,437	8,783,009	8,313,046
Satellite and transmission expenses	726,791	762,832	693,114
Cost of sales - equipment and other	61,915	91,654	107,777
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	157,955	194,305	255,913
Other subscriber acquisition costs	709,772	908,983	988,718
Subscriber acquisition advertising	603,213	579,260	566,687
Total subscriber acquisition costs	1,470,940	1,682,548	1,811,318
General and administrative expenses	783,224	777,507	815,745
FCC auction expense (Note 14)	—	515,555	—
Depreciation and amortization (Note 8)	953,146	1,000,048	1,077,936
Impairment of long-lived assets (Note 8)	—	123,352	—
Total costs and expenses	12,883,453	13,736,505	12,818,936

Operating income (loss)	2,211,109	1,332,396	1,824,451

Other Income (Expense):
Interest income	31,164	19,523	61,841
Interest expense, net of amounts capitalized	(52,992)	(494,010)	(611,209)
Other, net	117,182	278,043	(69,341)
Total other income (expense)	95,354	(196,444)	(618,709)

Income (loss) before income taxes	2,306,463	1,135,952	1,205,742
Income tax (provision) benefit, net	(837,009)	(366,676)	(276,840)
Net income (loss)	1,469,454	769,276	928,902
Less: Net income (loss) attributable to noncontrolling interests, net of tax	19,601	22,184	(15,791)
Net income (loss) attributable to DISH Network	$1,449,853	$747,092	$944,693

Weighted-average common shares outstanding - Class A and B common stock:
Basic	464,807	462,995	460,126
Diluted	484,162	464,697	462,927

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$3.12	$1.61	$2.05
Diluted net income (loss) per share attributable to DISH Network	$3.05	$1.61	$2.04

Comprehensive Income (Loss):
Net income (loss)	$1,469,454	$769,276	$928,902
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	3,878
Unrealized holding gains (losses) on available-for-sale securities	3,050	20,205	(11,729)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(99,312)	(99,361)	7,050
Deferred income tax (expense) benefit, net	35,062	(33,370)	1,436
Total other comprehensive income (loss), net of tax	(61,200)	(112,526)	635
Comprehensive income (loss)	1,408,254	656,750	929,537
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	19,601	22,184	(15,791)
Comprehensive income (loss) attributable to DISH Network	$1,388,653	$634,566	$945,328

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated				Redeemable
	Common	Paid-In	Comprehensive	Earnings	Treasury	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Stock	Interests	Total	Interests
Balance, December 31, 2013	$5,144	$2,588,224	$173,872	$(220,701)	$(1,569,459)	$19,925	$997,005	$—
Issuance of Class A common stock:
Exercise of stock awards	29	44,719	—	—	—	—	44,748	—
Employee benefits	4	25,777	—	—	—	—	25,781	—
Employee Stock Purchase Plan	1	6,185	—	—	—	—	6,186	—
Non-cash, stock-based compensation	—	34,055	—	—	—	71	34,126	27
Income tax (expense) benefit related to stock awards and other	—	41,707	—	—	—	(691)	41,016	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(4,679)	—	—	—	(4,679)	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	1,436	—	—	—	1,436	—
Foreign currency translation	—	—	3,878	—	—	—	3,878	—
Capital distribution to EchoStar - Satellite and Tracking Stock Transaction, net of deferred taxes of $31,274	—	(51,466)	—	—	—	—	(51,466)	—
Sling TV Exchange Agreement with EchoStar:
Capital distribution to EchoStar, net of deferred taxes of $3,542	—	(5,845)	—	—	—	(6,118)	(11,963)	—
Deemed distribution to EchoStar - initial fair value of redeemable noncontrolling interest, net of deferred taxes of $8,489	—	(14,011)	—	—	—	—	(14,011)	22,500
Capital contribution from EchoStar - sale of T2 satellite net of deferred taxes of $5,554	—	9,446	—	—	—	—	9,446	—
Redeemable noncontrolling interest recognized - investment in Northstar Spectrum and SNR Holdco	—	—	—	—	—	—	—	20,700
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(14,062)	(14,062)	(1,729)
Net income (loss) attributable to DISH Network	—	—	—	944,693	—	—	944,693	—
Balance, December 31, 2014	$5,178	$2,678,791	$174,507	$723,992	$(1,569,459)	$(875)	$2,012,134	$41,498
Issuance of Class A common stock:
Exercise of stock awards	20	25,744	—	—	—	—	25,764	—
Employee benefits	4	26,022	—	—	—	—	26,026	—
Employee Stock Purchase Plan	1	8,103	—	—	—	—	8,104	—
Non-cash, stock-based compensation	—	19,072	—	—	—	—	19,072	127
Income tax (expense) benefit related to stock awards and other	—	31,844	—	—	—	691	32,535	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(79,156)	—	—	—	(79,156)	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(33,370)	—	—	—	(33,370)	—
Revaluation of EchoStar's interest in Sling TV to redemption value, net of deferred taxes of $5,820	—	(9,598)	—	—	—	—	(9,598)	15,418
Redeemable noncontrolling interest recognized - investment in Northstar Spectrum and SNR Holdco	—	—	—	—	—	—	—	204,200
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(816)	(816)	23,000
Net income (loss) attributable to DISH Network	—	—	—	747,092	—	—	747,092	—
Balance, December 31, 2015	$5,203	$2,779,978	$61,981	$1,471,084	$(1,569,459)	$(1,000)	$2,747,787	$284,243

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) – Continued

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated				Redeemable
	Common	Paid-In	Comprehensive	Earnings	Treasury Stock	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	(See Note 12)	Interests	Total	Interests
Balance, December 31, 2015	$5,203	$2,779,978	$61,981	$1,471,084	$(1,569,459)	$(1,000)	$2,747,787	$284,243
Issuance of Class A common stock:
Exercise of stock awards	5	10,067	—	—	—	—	10,072	—
Employee benefits	4	25,142	—	—	—	—	25,146	—
Employee Stock Purchase Plan	2	8,551	—	—	—	—	8,553	—
Non-cash, stock-based compensation	—	12,826	—	—	—	—	12,826	211
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(96,262)	—	—	—	(96,262)	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	35,062	—	—	—	35,062	—
Retirement of treasury stock	(562)	—	—	(1,568,897)	1,569,459	—	—	—
Issuance of warrants	—	375,600	—	—	—	—	375,600	—
Initial equity component of the 3 3/8% Convertible Notes due 2026, net of deferred taxes of $286,322	—	487,521	—	—	—	—	487,521	—
Convertible note hedges, net of deferred taxes of $234,987	—	(400,113)	—	—	—	—	(400,113)	—
Revaluation of EchoStar's interest in Sling TV to redemption value, net of deferred taxes of $9,824	—	(16,130)	—	—	—	—	(16,130)	25,954
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(625)	(625)	20,226
Net income (loss) attributable to DISH Network	—	—	—	1,449,853	—	—	1,449,853	—
Other	—	(3,796)	—	—	—	(601)	(4,397)	—
Balance, December 31, 2016	$4,652	$3,279,646	$781	$1,352,040	$—	$(2,226)	$4,634,893	$330,634

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$1,469,454	$769,276	$928,902
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	953,146	1,000,048	1,077,936
Impairment of long-lived assets	—	123,352	—
Realized and unrealized losses (gains) on investments	(119,092)	(287,250)	60,515
Non-cash, stock-based compensation	13,037	19,199	34,153
Deferred tax expense (benefit)	506,932	206,392	134,535
Change in long-term deferred revenue and other long-term liabilities	76,508	104,233	26,581
Other, net	4,354	18,323	106,772
Changes in current assets and current liabilities, net
Trade accounts receivable	115,111	88,901	217
Allowance for doubtful accounts	(4,212)	(1,436)	7,622
Prepaid and accrued income taxes	(144,256)	64,775	85,586
Inventory	(49,560)	116,503	380
Other current assets	17,509	15,632	3,263
Trade accounts payable	35,760	56,633	(212,664)
Deferred revenue and other	(96,828)	(21,714)	46,197
Accrued programming and other accrued expenses	24,289	163,213	78,129
Net cash flows from operating activities	2,802,152	2,436,080	2,378,124

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(345,210)	(447,901)	(4,119,489)
Sales and maturities of marketable investment securities	868,792	2,054,805	7,054,104
Purchases of derivative financial instruments	—	—	(149,969)
Settlement of derivative financial instruments	562,234	—	—
Purchases of property and equipment	(603,021)	(761,694)	(1,001,861)
Capitalized interest related to FCC authorizations (Note 2)	(724,329)	(352,683)	(214,000)
Purchases of FCC authorizations (Note 14)	—	(8,970,389)	(1,343,372)
AWS-3 FCC license refunds (deposits) (Note 14)	—	400,000	(1,320,000)
Other, net (Note 8)	(1,487,130)	3,713	131,510
Net cash flows from investing activities	(1,728,664)	(8,074,149)	(963,077)

Cash Flows From Financing Activities:
Proceeds from issuance of senior notes (Note 9)	2,000,000	—	2,000,000
Proceeds from issuance of convertible notes (Note 9)	3,000,000	—	—
Purchases of convertible note hedges (Note 9)	(635,100)	—	—
Proceeds from issuance of warrants (Note 9)	375,600	—	—
Redemption and repurchases of senior notes (Note 9)	(1,500,000)	(650,001)	(1,099,999)
Capital contributions from Northstar Manager and SNR Management (Note 14)	—	204,200	20,700
Repayment of long-term debt and capital lease obligations	(34,824)	(31,525)	(31,653)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	18,625	33,868	50,934
Debt issuance costs	(26,622)	—	(7,677)
Other, net	(600)	30,189	47,962
Net cash flows from financing activities	3,197,079	(413,269)	980,267

Net increase (decrease) in cash and cash equivalents	4,270,567	(6,051,338)	2,395,314
Cash and cash equivalents, beginning of period	1,053,158	7,104,496	4,709,182
Cash and cash equivalents, end of period	$5,323,725	$1,053,158	$7,104,496

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

Pay-TV and Broadband

We offer pay-TV services under the DISH®  brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  Prior to 2015, we launched our Sling International video programming service (formerly known as DishWorld), which historically represented a small percentage of our Pay-TV subscribers.  In February and June 2015, we launched our Sling domestic and Sling Latino services, respectively.  In addition to our original Sling domestic service that could only be streamed on one device at a time (single-stream service), in April 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.  In June 2016, our multi-stream Sling domestic service transitioned from its introductory beta period and was re-branded as Sling Blue.  Meanwhile, we re-branded our original single-stream Sling domestic service as Sling Orange.  All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.  As of December 31, 2016, we had 13.671 million Pay-TV subscribers in the United States.

In addition, we market broadband services under the dishNET™ brand, which had 0.580 million subscribers in the United States as of December 31, 2016.  Our satellite broadband service utilizes advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide.  This service primarily targets rural residents that are underserved, or unserved, by wireline broadband.  In addition to the dishNET branded satellite broadband service, we also offer wireline broadband services under the dishNET brand as a competitive local exchange carrier to consumers in certain areas in 34 states and wireline voice services in certain areas of 14 of these states located in the western United States.  We primarily bundle our dishNET branded services with our DISH branded pay-TV service.

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

Auction 1000.  On February 10, 2016, we filed an application with the FCC to potentially participate as a bidder in the forward auction phase of the broadcast incentive auction in the 600 MHz frequency range (“Auction 1000”).  The available spectrum in each licensed geographic area in Auction 1000 is generally comprised of certain paired 5x5 spectrum blocks (5 MHz uplink spectrum and 5 MHz downlink spectrum).  As a result, a nationwide footprint may be obtained by aggregating a single 5x5 spectrum block in each available licensed geographic area.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Before the forward auction phase of Stage 1 of Auction 1000 began, a qualified bidder in the forward auction could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that applicants may disclose about their participation in Auction 1000.

•

Stage 1:  The reverse auction phase of Stage 1 began on March 29, 2016 and ended on June 29, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 1, in order for Auction 1000 to have ultimately concluded, the aggregate bids in the forward auction phase of Stage 1 would have had to have exceeded approximately $88.4 billion.  The forward auction phase of Stage 1 included 100 MHz of spectrum in over 90%of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 1 began on August 16, 2016 and ended on August 30, 2016, but the aggregate bids of approximately $23.1 billion did not exceed the approximately $88.4 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 2.

•

Stage 2:  The reverse auction phase of Stage 2 began on September 13, 2016 and ended on October 13, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 2, in order for Auction 1000 to have ultimately concluded, the aggregate bids in the forward auction phase of Stage 2 would have had to have exceeded approximately $56.5 billion.  The forward auction phase of Stage 2 included 90 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 2 began and ended on October 19, 2016, but the aggregate bids of approximately $21.5 billion did not exceed the approximately $56.5 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 3.

•

Stage 3:  The reverse auction phase of Stage 3 began on November 1, 2016 and ended on December 1, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 3, in order for Auction 1000 to have ultimately concluded, the aggregate bids in the forward auction phase of Stage 3 would have had to have exceeded approximately $42.3 billion.  The forward auction phase of Stage 3 included 80 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 3 began and ended on December 5, 2016, but the aggregate bids of approximately $19.7 billion did not exceed the approximately $42.3 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 4.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•

Stage 4:  The reverse auction phase of Stage 4 began on December 13, 2016 and ended on January 13, 2017.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 4, in order for Auction 1000 to ultimately conclude, the aggregate bids in the forward auction phase of Stage 4 would have to exceed approximately $12.0 billion.  The forward auction phase of Stage 4 includes 70 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The clock bidding portion of the forward auction phase of Stage 4 began on January 18, 2017 and ended on February 10, 2017.  The aggregate bids of approximately $19.6 billion exceeded the approximately $12.0 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to the assignment portion of the forward auction phase in which winning bidders in the clock bidding portion have the opportunity to bid for frequency-specific licenses.  The assignment portion is scheduled to begin on March 6, 2017, and all assignment rounds are expected to end no later than March 30, 2017.  During the assignment portion, the FCC rules restricting information that forward auction applicants may disclose about their participation in Auction 1000 remain in place.   As mentioned above,  a subsidiary of DISH Network qualified to participate in the forward auction.  To the extent that it is the winning bidder for any 600 MHz licenses, we would expect to pay for such licenses from any upfront deposit made with the FCC and/or existing cash and marketable investment securities balances.

See Note 14 for further information.

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

EchoStar’s ten percent non-voting interest is redeemable contingent on a certain performance goal being achieved by Sling TV Holding.  In addition, subject to certain conditions, the interest is redeemable at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity and is recorded as “Redeemable noncontrolling interests” in the mezzanine section of our Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV Holding was initially accounted for at fair value.  The performance goal has been determined to be probable of achievement.  Accordingly, the value of EchoStar’s redeemable noncontrolling interest in Sling TV Holding is adjusted each reporting period for any change in redemption value above the initial fair value (adjusted for the operating results of Sling TV Holding attributable to EchoStar subsequent to August 1, 2014), with the offset recorded in “Additional paid-in capital,” net of deferred taxes, on our Consolidated Balance Sheets.  The operating results of Sling TV Holding attributable to EchoStar are recorded as “Redeemable noncontrolling interests” in our Consolidated Balance Sheets effective August 1, 2014, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On January 31, 2017, we entered into a Share Exchange Agreement with EchoStar pursuant to which, among other things, EchoStar will transfer its ten percent non-voting interest in Sling TV Holding to us.  See Note 18 for further information on Sling TV Holding, the Exchange Agreement and the Share Exchange Agreement.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SNR Wireless.  SNR Wireless is a wholly-owned subsidiary of SNR HoldCo, which is an entity owned by SNR Wireless Management, LLC (“SNR Management”) and us.  Under the applicable accounting guidance in ASC 810, SNR HoldCo is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we have consolidated SNR HoldCo into our financial statements beginning in the fourth quarter 2014.  After the five-year anniversary of the grant of the AWS-3 Licenses to SNR Wireless (and in certain circumstances, prior to the five-year anniversary of the grant of the AWS-3 Licenses to SNR Wireless), SNR Management has the ability, but not the obligation, to require SNR HoldCo to purchase SNR Management’s ownership interests in SNR HoldCo (the “SNR Put Right”) for a purchase price that generally equals its equity contribution to SNR HoldCo plus a fixed annual rate of return.  In the event that the SNR Put Right is exercised by SNR Management, the consummation of the sale will be subject to FCC approval.  SNR HoldCo does not have a call right with respect to SNR Management’s ownership interests in SNR HoldCo.  Although SNR Management is the sole manager of SNR HoldCo, SNR Management’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Consolidated Balance Sheets.  SNR Management’s ownership interest in SNR HoldCo was initially accounted for at fair value.  Subsequently, SNR Management’s ownership interest in SNR HoldCo is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” in our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interest, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The operating results of SNR HoldCo attributable to SNR Management are recorded as “Redeemable noncontrolling interests” in our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 14 for further information.

Discontinued Operations

On April 26, 2011, we completed the acquisition of most of the assets of Blockbuster, Inc.  As of December 31, 2013, Blockbuster had ceased material operations.  On January 14, 2014, we completed the sale of our Blockbuster operations in Mexico.  Our Consolidated Statements of Cash Flows for the year ended December 31, 2014 was impacted by outflows of $30 million related to discontinued operations from “Net cash flows from operating activities” and inflows of $21 million related to discontinued operations from “Net cash flows from investing activities.”  Our 2016 and 2015 consolidated financial statements and our 2014 Consolidated Statements of Operations and Comprehensive Income (Loss) has no impact from discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, fair value of multi-element arrangements, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, independent third-party retailer incentives, programming expenses and subscriber lives.  Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents.  Cash equivalents as of December 31, 2016 and 2015 may consist of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale, except for investments which we accounted for under the fair value option, discussed below.  We adjust the carrying amount of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax.  Declines in the fair value of a marketable investment security which are determined to be “other-than-temporary” are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.    For certain of our marketable investment securities, we elected to recognize the changes in fair value through “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss) (the “Fair Value Option”).

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Inventory

Inventory is stated at the lower of cost or net realizable value.  Cost is determined using the first-in, first-out method.  The cost of manufactured inventory includes the cost of materials, labor, freight-in, royalties and manufacturing overhead.  Net realizable value is calculated as the estimated selling price less reasonable costs necessary to complete, sell, transport and dispose of the inventory.

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

DBS Satellites.  We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2016.

AWS-4 Satellites.  We currently evaluate our AWS-4 satellite fleet for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2016.  For the year ended December 31, 2015, we wrote down the net book value of the D1 satellite and related ground equipment to its fair value as of December 31, 2015 and recorded a $123 million impairment charge in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 8 for further information.

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

DBS FCC Licenses.  We combine all of our indefinite-lived DBS FCC licenses that we currently utilize or plan to utilize in the future into a single unit of accounting.  For 2016 and 2015, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS FCC licenses exceeds its carrying amount.  In our assessment, we considered several qualitative factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS FCC licenses exceeds its carrying amount.  As such, no further analysis was required.

The DBS FCC licenses were assessed quantitatively in 2014.  Our quantitative assessments consisted of a discounted cash flow analysis encompassing future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites.  Projected revenue and cost amounts included projected subscribers.  In conducting our annual impairment test in 2014, we determined that the fair value of the DBS FCC licenses exceeded its carrying amount.

Wireless Spectrum Licenses.  We combine our AWS-4 and H Block wireless spectrum licenses and the Northstar Licenses and SNR Licenses into a single unit of accounting.  For 2016 and 2015, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceeds the carrying amount of these licenses.  In our assessment, we considered several qualitative factors, including, among others, macroeconomic conditions, industry and market conditions, relevant company specific events, and perception of the market.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeds the carrying amount of these licenses.  As such, no further analysis was required.

The AWS-4 and H Block wireless spectrum licenses were assessed quantitatively in 2014.  Our quantitative assessment consisted of an income approach and a market approach.  The income approach consisted of a probability weighted analysis considering estimated future cash flows discounted at a rate commensurate with the risk involved.  The market approach benchmarked the fair value of the AWS-4 and H-Block wireless spectrum licenses against the carrying amount of these licenses.  In conducting our annual impairment test in 2014, we determined that the fair value of the AWS-4 and H Block wireless spectrum licenses exceeded the carrying amount of these licenses.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our 700 MHz wireless spectrum licenses are assessed as a single unit of accounting.  For 2016 and 2015, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the 700 MHz wireless spectrum licenses exceeds its carrying amount.  In our assessment, we considered several qualitative factors, including, among others, macroeconomic conditions, industry and market conditions, relevant company specific events, and perception of the market.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeds its carrying amount.  As such, no further analysis was required.

The 700 MHz wireless spectrum licenses were assessed quantitatively in 2014, in which the estimated fair value for the 700 MHz licenses was determined using the market approach.  The market approach benchmarks the fair value of the 700 MHz licenses against its carrying amount.  In conducting our annual impairment test in 2014, we determined that the fair value of the 700 MHz wireless spectrum licenses exceeded its carrying amount.

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

We are currently preparing for the commercialization of our AWS-4 and H Block wireless spectrum licenses, and interest expense related to their carrying amount is being capitalized.  In addition, on October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, in which we have made certain non-controlling investments.  Northstar Wireless and SNR Wireless are preparing for the commercialization of their AWS-3 Licenses and began capitalizing interest related to those AWS-3 Licenses as of October 27, 2015.  As the carrying amount of these licenses is significant compared to the carrying value of our long-term debt,  a substantial portion of our interest expense is capitalized.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Long-Term Deferred Revenue and Other Long-Term Liabilities

Certain programmers provide us up-front payments.  Such amounts are deferred and recognized as reductions to “Subscriber-related expenses” on a straight-line basis over the relevant remaining contract term (generally up to ten years).  The current and long-term portions of these deferred credits are recorded in our Consolidated Balance Sheets in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities,” respectively.

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

As of December 31, 2016 and 2015, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 6 for the fair value of our marketable investment securities and derivative financial instruments.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair values for our publicly traded debt securities are based on quoted market prices, when available.  The fair values of private debt are based on, among other things, available trade information, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities.  See Note 9 for the fair value of our long-term debt.

Deferred Debt Issuance Costs and Debt Discounts

In accordance with accounting guidance on embedded conversion features, we value and bifurcate the conversion option associated with convertible notes from the host debt instrument.  The resulting debt discount is deferred and amortized to interest expense using the effective interest rate method over the terms of the respective notes.

Costs of issuing debt are generally deferred and amortized to interest expense using the effective interest rate method over the terms of the respective notes.

See Note 9 for further information.

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

Subscriber fees for DISH branded pay-TV equipment rental fees and other hardware related fees, including fees for DVRs, fees for broadband equipment and additional outlet fees, advertising services and fees earned from our in-home service operations are recognized as revenue as earned.  Generally, revenue from equipment sales and equipment upgrades is recognized upon shipment to customers.    Revenue from sales of steaming-capable devices for our Sling branded pay-TV services are recognized over the promotion period.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Subscriber Acquisition Costs

Subscriber acquisition costs in our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new Pay-TV and Broadband subscribers through independent third parties and our direct sales distribution channel.  Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):

•

“Cost of sales — subscriber promotion subsidies” includes the cost of our DBS receiver systems sold to independent third-party retailers and other distributors of our equipment and DBS receiver systems sold directly by us to DISH branded pay-TV subscribers.

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

We characterize amounts paid to our independent third-party retailers as consideration for equipment installation services and for equipment buydowns (incentives and rebates) as a reduction of revenue.  We expense payments for equipment installation services as “Other subscriber acquisition costs.”  Our payments for equipment buydowns represent a partial or complete return of the independent third-party retailer’s purchase price and are, therefore, netted against the proceeds received from the independent third-party retailer.  We report the net cost from our various sales promotions through our independent third-party retailer network as a component of “Other subscriber acquisition costs.”

Derivative Financial Instruments

We may purchase and hold derivative financial instruments for, among other reasons, strategic or speculative purposes.  We record all derivative financial instruments on our Consolidated Balance Sheets at fair value as either assets or liabilities.  Changes in the fair values of derivative financial instruments are recognized in our results of operations and included in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We have not designated any derivative financial instrument for hedge accounting.

As of December 31, 2016, we did not hold any derivative financial instruments.  As of December 31, 2015, we held derivative financial instruments indexed to the trading price of common equity securities with a fair value of $557 million.  The fair value of these derivative financial instruments was dependent on the trading price of the indexed common equity securities.  See Note 6 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), and has modified the standard thereafter.  On July 9, 2015, the FASB approved a one year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018. This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board to create common revenue recognition guidance for GAAP and International Financial Reporting Standards.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected an adoption method.  While we have not determined the effect of the standard on our ongoing financial reporting, we believe that the standard will, among other things, change the allocation and timing of when revenue is recognized for those customers who have a contractual commitment to receive service for a minimum term, including time-limited discounts or free service periods.  Under current accounting rules, we recognize revenue net of discounts during the promotional periods and do not recognize any revenue during free service periods.  Under ASU 2014-09, revenue recognition will be accelerated for these contracts as the impact of discounts or free service periods that are considered performance obligations will be recognized uniformly over the total contractual period.  In addition, the standard will require that incremental costs to obtain a customer, which represent a significant portion of our non-advertising subscriber acquisition costs, be deferred and recognized over the expected customer life, whereas our current policy is to expense these costs as incurred.  As the new standard will impact revenue and cost recognition for a significant number of our contracts, as well as our business processes and information technology systems, our evaluation of the effect of the new standard is ongoing.  We are currently in the process of identifying and implementing changes to our systems, processes, and internal controls to meet the requirements of the standard.  The ultimate impact of adopting ASU 2014-09 for both revenue recognition and costs to obtain and fulfill contracts will depend on the promotions and offers in place during the period leading up to and after the adoption of ASU 2014-09.

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

Leases.  On February 25, 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Financial Instruments – Credit Losses.  On June 16, 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  We are evaluating the impact the adoption of ASU 2016-13 will have on our consolidated financial statements and related disclosures.

Statement of Cash Flows - Update.  On August 26, 2016, the FASB issued 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  This update consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments.  If practicable, this update should be applied using a retrospective transition method to each period presented.  For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable.  This update will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We are evaluating the impact the adoption of ASU 2016-15 will have on our consolidated financial statements.

Statement of Cash Flows:  Restricted Cash.  On November 17, 2016, the FASB issued ASU 2016-18 Restricted Cash (“ASU 2016-18”),  which addresses the diversity where changes in restricted cash are classified on the cash flow statement.  ASU 2016-18 requires that changes in restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We expect that the adoption of ASU 2016-18 will have an immaterial impact on our consolidated financial statements and related disclosures.

Compensation – Stock Compensation.  On March 30, 2016, the FASB issued ASU 2016-09 Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”),  which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  During the third quarter 2016, we adopted ASU 2016-09, which had an immaterial impact on our consolidated financial statements.

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

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Net income (loss)	$1,469,454	$769,276	$928,902
Less: Net income (loss) attributable to noncontrolling interests, net of tax	19,601	22,184	(15,791)
Net income (loss) attributable to DISH Network - Basic	1,449,853	747,092	944,693
Interest on dilutive 3 3/8% Convertible Notes due 2026, net of tax	27,515	—	—
Net income (loss) attributable to DISH Network - Diluted	$1,477,368	$747,092	$944,693

Weighted-average common shares outstanding - Class A and B common stock:
Basic	464,807	462,995	460,126
Dilutive impact of 3 3/8% Convertible Notes due 2026	18,361	—	—
Dilutive impact of stock awards outstanding	994	1,702	2,801
Diluted	484,162	464,697	462,927

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$3.12	$1.61	$2.05
Diluted net income (loss) per share attributable to DISH Network	$3.05	$1.61	$2.04

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

	As of December 31,
	2016	2015	2014
	(In thousands)
Anti-dilutive stock awards	1,870	712	447
Performance based options (1)	4,312	3,905	7,247
Restricted Performance Units (1)	1,336	1,382	1,798
Common stock warrants	46,029	-	-
Total	53,547	5,999	9,492

(1)

The decrease in performance based options and Restricted Performance Units as of December 31, 2015 primarily resulted from the expiration of the 2005 LTIP in March 2015.  See Note 13 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.      Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash paid for interest (including capitalized interest)	$775,300	$854,147	$833,483
Cash received for interest	15,020	21,380	138,529
Cash paid for income taxes	439,570	16,014	160,732
Capitalized interest (1)	844,330	369,897	223,658
Initial equity component of the 3 3/8% Convertible Notes due 2026, net of deferred taxes of $286,322 (2)	487,521	—	—
Employee benefits paid in Class A common stock	25,146	26,026	25,781
Satellites and other assets financed under capital lease obligations	1,328	—	3,462
Satellite and Tracking Stock Transaction with EchoStar:
Transfer of property and equipment, net	—	—	432,080
Investment in EchoStar and HSSC preferred tracking stock - cost method	—	—	316,204
Transfer of liabilities and other	—	—	44,540
Capital distribution to EchoStar, net of deferred taxes of $31,274	—	—	51,466
Sling TV Exchange Transaction with EchoStar:
Transfer of property and equipment, net	—	—	8,978
Transfer of investments and intangibles, net	—	—	25,097
Capital distribution to EchoStar, net of deferred taxes of $3,542	—	—	5,845
Deemed distribution to EchoStar - initial fair value of redeemable noncontrolling interest, net of deferred taxes of $8,489	—	—	14,011
Vendor financing	20,000	—	—

(1)	See Note 2 for further information.
(2)	See Note 9 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.     Other Comprehensive Income (Loss)

The following table presents the tax effect on each component of “Other comprehensive income (loss).”

	For the Years Ended December 31,
	2016			2015			2014
	Before	Tax	Net	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit (1)	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$—	$—	$—	$—	$—	$—	$3,878	—	$3,878
Unrealized holding gains (losses) on available-for-sale securities	3,050	(1,111)	1,939	20,205	(7,476)	12,729	(11,729)	3,600	(8,129)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(99,312)	36,173	(63,139)	(99,361)	(25,894)	(125,255)	7,050	(2,164)	4,886
Other comprehensive income (loss)	$(96,262)	$35,062	$(61,200)	$(79,156)	$(33,370)	$(112,526)	$(801)	$1,436	$635

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

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax:

Unrealized/
Recognized
Gains
Accumulated Other Comprehensive Income (Loss)	(Losses)
(In thousands)

Balance as of December 31, 2014	$174,507
Other comprehensive income (loss) before reclassification	12,729
Amounts reclassified from accumulated other comprehensive income (loss)	(125,255)
Balance as of December 31, 2015	$61,981
Other comprehensive income (loss) before reclassification	1,939
Amounts reclassified from accumulated other comprehensive income (loss)	(63,139)
Balance as of December 31, 2016	$781

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	December 31,	December 31,
	2016	2015
	(In thousands)
Marketable investment securities:
Current marketable investment securities - strategic	$6,721	$259,145
Current marketable investment securities - other	28,895	298,766
Total current marketable investment securities	35,616	557,911
Restricted marketable investment securities (1)	81,679	82,280
Total marketable investment securities	117,295	640,191

Restricted cash and cash equivalents (1)	681	94

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method	228,795	228,795
Investment in HSSC preferred tracking stock - cost method	87,409	87,409
Other investment securities - cost method	8,167	11,046
Total other investment securities	324,371	327,250

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$442,347	$967,535

(1)

Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale, except as specified below.  See Note 2 for further information.

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility.  As of December 31, 2016, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2016 and 2015, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

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

Investment in Tracking Stock

On February 20, 2014, we entered into agreements with EchoStar to implement a transaction pursuant to which, among other things:  (i) on March 1, 2014, we transferred to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV (collectively the “Transferred Satellites”), including related in-orbit incentive obligations and cash interest payments of approximately $59 million), and approximately $11 million in cash in exchange for an aggregate of 6,290,499 shares of a series of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and an aggregate of 81.128 shares of a series of preferred tracking stock issued by HSSC (the “HSSC Tracking Stock” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”); and (ii) beginning on March 1, 2014, we lease back certain satellite capacity on the Transferred Satellites (collectively, the “Satellite and Tracking Stock Transaction”).  As of November 30, 2015, we no longer lease satellite capacity on the EchoStar I satellite.  The Tracking Stock generally tracks the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HSSC, including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”).  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On February 20, 2014, DISH Operating L.L.C. (“DOLLC”) and DISH Network L.L.C. (“DNLLC”), each indirect wholly-owned subsidiaries of us, entered into an Investor Rights Agreement with EchoStar and HSSC with respect to the Tracking Stock (the “Investor Rights Agreement”).  The Investor Rights Agreement provides, among other things, certain information and consultation rights for us; certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfers of the Tracking Stock for one year, with continuing transfer restrictions (including a right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to EchoStar in connection with a change of control of us and a right to require EchoStar to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions); certain registration rights; certain obligations to provide conversion and exchange rights of the Tracking Stock under certain circumstances; and certain protective covenants afforded to holders of the Tracking Stock.  The Investor Rights Agreement generally will terminate with respect to our interest should we no longer hold any shares of the HSSC-issued Tracking Stock and any registrable securities under the Investor Rights Agreement.  On January 31, 2017, we entered into the Share Exchange Agreement with EchoStar pursuant to which, among other things, we will transfer the EchoStar Tracking Stock to EchoStar and the HSSC Tracking Stock to HSSC.   See Note 18 for further information.

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2016 and 2015, we had accumulated net unrealized gains of $1 million and $98 million, respectively.  These amounts, net of related tax effect, were $1 million and $62 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of December 31, 2016				As of December 31, 2015
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$81,982	$13	$(132)	$(119)	$82,124	$2	$(135)	$(133)
Corporate securities	33,555	1,327	—	1,327	349,897	29,370	(480)	28,890
Other	1,758	64	(11)	53	47,847	73	(17)	56
Equity securities	—	—	—	—	160,323	68,751	(41)	68,710
Total	$117,295	$1,404	$(143)	$1,261	$640,191	$98,196	$(673)	$97,523

As of December 31, 2016, restricted and non-restricted marketable investment securities included debt securities of $76 million with contractual maturities within one year and $41 million with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of December 31, 2016, the unrealized losses related to our investments in debt securities primarily represented investments in U.S. treasury and agency securities.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	December 31, 2016		December 31, 2015
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$52,011	$(132)	$303,194	$(612)
12 months or more	1,537	(11)	7,512	(20)
Equity Securities:
Less than 12 months	—	—	6,133	(41)
12 months or more	—	—	—	—
Total	$53,548	$(143)	$316,839	$(673)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	December 31, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$5,187,900	$147,494	$5,040,406	$—	$920,689	$82,675	$838,014	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$81,982	$81,982	$—	$—	$82,124	$77,328	$4,796	$—
Corporate securities	33,555	—	27,025	6,530	349,897	—	343,733	6,164
Other	1,758	—	1,567	191	47,847	—	47,648	199
Equity securities	—	—	—	—	160,323	160,323	—	—
Subtotal	117,295	81,982	28,592	6,721	640,191	237,651	396,177	6,363
Derivative financial instruments	—	—	—	—	556,828	—	556,828	—
Total	$117,295	$81,982	$28,592	$6,721	$1,197,019	$237,651	$953,005	$6,363

As of December 31, 2016 and 2015, our Level 3 investments consisted predominately of corporate securities.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  For our Level 3 investments, we evaluate, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Changes in Level 3 instruments were as follows:

Level 3
Investment
Securities
(In thousands)
Balance as of December 31, 2014	$142,140
Net realized and unrealized gains (losses) included in earnings	1,089
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	(2,289)
Purchases	—
Settlements	(134,577)
Issuances	—
Transfers into or out of Level 3	—
Balance as of December 31, 2015	$6,363
Net realized and unrealized gains (losses) included in earnings	—
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	547
Purchases	—
Settlements	(189)
Issuances	—
Transfers into or out of Level 3	—
Balance as of December 31, 2016	$6,721

During the years ended December 31, 2016 and 2015, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other Income (Expense):	2016	2015	2014
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$116,550	$119,448	$7,649
Marketable investment securities - unrealized gains (losses) on investments accounted for using the Fair Value Option	—	—	4,727
Derivative financial instruments - net realized and/or unrealized gains (losses)	5,405	173,369	(59,015)
Marketable investment securities - other-than-temporary impairments	(2,863)	(5,567)	(13,876)
Other	(1,910)	(9,207)	(8,826)
Total	$117,182	$278,043	$(69,341)

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.Inventory

Inventory consisted of the following:

	As of
	December 31,	December 31,
	2016	2015
	(In thousands)
Finished goods	$323,453	$304,827
Work-in-process and service repairs	132,313	74,828
Raw materials	9,069	10,673
Total inventory	$464,835	$390,328

8.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			December 31,	December 31,
	(In Years)			2016	2015
				(In thousands)
Equipment leased to customers	2	-	5	$3,104,669	$3,549,701
EchoStar XV			15	277,658	277,658
EchoStar XVIII			15	411,255	—
D1		N/A		55,000	55,000
T1			15	401,721	401,721
Satellites acquired under capital lease agreements	10	-	15	499,819	499,819
Furniture, fixtures, equipment and other	1	-	10	805,526	775,834
Buildings and improvements	1	-	40	93,605	86,928
Land			—	5,205	5,504
Construction in progress			—	68,187	382,464
Total property and equipment				5,722,645	6,034,629
Accumulated depreciation				(3,165,263)	(3,110,449)
Property and equipment, net				$2,557,382	$2,924,180

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Construction in progress consisted of the following:

	As of
	December 31,	December 31,
	2016	2015
	(In thousands)
EchoStar XVIII, including capitalized interest	$—	$346,417
Other	68,187	36,047
Total construction in progress	$68,187	$382,464

Our EchoStar XVIII satellite was launched on June 18, 2016 and became operational as an in-orbit spare at the 61.5 degree orbital location during the third quarter 2016, at which time it was reclassified from Construction in progress to Satellites within “Property and equipment, net” on our Consolidated Balance Sheets.

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Equipment leased to customers	$768,283	$824,799	$854,759
Satellites	96,965	87,827	95,766
Buildings, furniture, fixtures, equipment and other	87,898	87,422	127,411
Total depreciation and amortization	$953,146	$1,000,048	$1,077,936

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2016, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
		Degree	(Years)/Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15
EchoStar XVIII	June 2016	61.5	15

Leased from EchoStar (1):
EchoStar VII (2)	February 2002	119	June 2018
EchoStar IX	August 2003	121	Month to month
EchoStar X (2)	February 2006	110	February 2021
EchoStar XI (2)	July 2008	110	September 2021
EchoStar XII (2)	July 2003	61.5	September 2017
EchoStar XIV (2)	March 2010	119	February 2023
EchoStar XVI (3)	November 2012	61.5	January 2018
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 18 for further information on our Related Party Transactions with EchoStar.
(2)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(3)	We have the option to renew this lease for an additional five-year period. If we exercise our five-year renewal option, we have the option to renew this lease for an additional five years.

AWS-4 Satellites.  On March 2, 2012, the FCC approved the transfer of 40 MHz of wireless spectrum licenses held by DBSD North America, Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”) to us.  On March 9, 2012, we completed the acquisitions of 100% of the equity of reorganized DBSD North America and substantially all of the assets of TerreStar, pursuant to which we acquired, among other things, certain satellite assets and 40 MHz of spectrum licenses held by DBSD North America (the “DBSD Transaction”) and TerreStar (the “TerreStar Transaction”), which licenses the FCC modified in March 2013 to add AWS-4 authority (“AWS-4”).  See Note 14 for further information.  As a result of the DBSD Transaction and the TerreStar Transaction, we acquired three AWS-4 satellites, including two in-orbit satellites (D1 and T1) and one satellite under construction (T2).

During the fourth quarter 2014, EchoStar purchased our rights to the T2 satellite for $55 million.  See Note 18 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
T1	July 2009	111.1	15
D1	April 2008	92.85	N/A

GAAP requires that a long-lived asset be reviewed for impairment when circumstances indicate that the carrying amount of the asset might not be recoverable.  As of December 31, 2016 and 2015,  it was determined that the T1 satellite met this criteria and therefore in the fourth quarter 2016 and 2015, we tested the T1 satellite for impairment.

We concluded that the T1 satellite’s fair value exceeded its carrying amount and no impairment was necessary for either year.  As of December 31, 2016, we do not believe any triggering event has occurred which would indicate impairment for the D1 satellite.  As of December 31, 2015, it was determined that the D1 satellite met this criteria and therefore in the fourth quarter 2015 we tested the D1 satellite and related ground equipment for impairment.  We concluded that the carrying amount of the D1 satellite and related ground equipment exceeded their fair value determined under the cost approach.  To arrive at fair value utilizing the cost approach, a replacement cost for the satellite was determined, which was then reduced for, among other things, depreciation and obsolescence.  As a result of this assessment, we wrote down the net book value of the D1 satellite from $150 million to $55 million and the net book value of the related ground equipment from $28 million to zero and recorded an impairment charge of $123 million in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.  The estimates used in our fair value analysis are considered Level 3 in the fair value hierarchy.  As of December 31, 2016, the net book value for T1 and D1 was $272 million and $55 million, respectively.

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

In the past, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet.  See Note 2 “Impairment of Long-Lived Assets” for further information on evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail.  We generally do not carry commercial launch or in-orbit insurance on any of the satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured launch or in-orbit satellite failures.  In light of current favorable market conditions, in January 2016, we procured commercial launch and in-orbit insurance (for a period of one year following launch) for the EchoStar XVIII satellite, which was launched on June 18, 2016.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets

As of December 31, 2016 and 2015, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2016		December 31, 2015
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Technology-based	$9,773	$(994)	$14,510	$(6,297)
Trademarks	22,499	(6,271)	16,257	(2,512)
Contract-based	8,650	(8,650)	8,650	(8,650)
Customer relationships	2,900	(2,900)	2,900	(2,900)
Total	$43,822	$(18,815)	$42,317	$(20,359)

These identifiable intangibles are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately five to 20 years.  Amortization was $6 million, $9 million and $6 million for the years ended December 31, 2016, 2015 and 2014 respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2016 is as follows (in thousands):

For the Years Ended December 31,
2017	$5,082
2018	5,082
2019	4,950
2020	3,742
2021	1,214
Thereafter	4,937
Total	$25,007

Goodwill

The excess of our investments in consolidated subsidiaries over net tangible and identifiable intangible asset value at the time of the investment is recorded as goodwill and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.  As of December 31, 2016 and 2015, our goodwill was $120 million, which relates to our wireless segment.  In conducting our annual impairment test for 2016, we performed a qualitative assessment, which considered several factors, including, among others, macroeconomic conditions, industry and market conditions, and relevant company specific events and perception of the market.  In contemplating all factors in their totality, we determined that the fair value of our wireless segment, which consists of a single reporting unit, was in excess of the carrying amount.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FCC Authorizations

As of December 31, 2016 and 2015, our FCC Authorizations consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
DBS Licenses	$611,794	$611,794
700 MHz Licenses	711,871	711,871
MVDDS Licenses	24,000	24,000
AWS-4 Licenses	1,949,000	1,949,000
H-Block Licenses	1,671,506	1,671,506
AWS-3 Licenses	9,890,389	9,890,389
Capitalized Interest (1)	1,640,173	809,044
Total	$16,498,733	$15,667,604

(1)

The change in capitalized interest as of December 31, 2016 resulted primarily from capitalized interest related to the AWS-3 Licenses,  on which we began capitalizing interest as of October 27, 2015.  See Note 2 for further information.

Other

During the third quarter 2016, we made a refundable payment to a third party in connection with a potential asset purchase.  This amount is recorded in “Other current assets” on our Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.     Long-Term Debt and Capital Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2016 and 2015:

	As of
	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7 1/8% Senior Notes due 2016 (1)	$—	$—	$1,500,000	$1,506,750
4 5/8% Senior Notes due 2017 (2)	900,000	913,887	900,000	922,770
4 1/4% Senior Notes due 2018	1,200,000	1,228,464	1,200,000	1,207,560
7 7/8% Senior Notes due 2019	1,400,000	1,559,698	1,400,000	1,525,440
5 1/8% Senior Notes due 2020	1,100,000	1,141,866	1,100,000	1,100,000
6 3/4% Senior Notes due 2021	2,000,000	2,178,880	2,000,000	2,021,020
5 7/8% Senior Notes due 2022	2,000,000	2,114,780	2,000,000	1,889,780
5% Senior Notes due 2023	1,500,000	1,500,315	1,500,000	1,297,500
5 7/8% Senior Notes due 2024	2,000,000	2,064,000	2,000,000	1,765,000
7 3/4% Senior Notes due 2026	2,000,000	2,270,900	—	—
3 3/8% Convertible Notes due 2026	3,000,000	3,431,130	—	—
Other notes payable	47,844	47,844	30,996	30,996
Subtotal	17,147,844	$18,451,764	13,630,996	$13,266,816
Unamortized debt discount on the 3 3/8% Convertible Notes due 2026	(752,386)		—
Unamortized deferred financing costs and other debt discounts, net	(52,704)		(41,563)
Capital lease obligations (3)	136,146		166,492
Total long-term debt and capital lease obligations (including current portion)	$16,478,900		$13,755,925

(1)	On February 1, 2016, we redeemed the principal balance of our 7 1/8% Senior Notes due 2016.
(2)

Our 4 5/8% Senior Notes due 2017 mature on July 15, 2017 and have been reclassified to “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2016.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the Convertible Notes due 2026 (the “equity component”) from the host debt instrument.  The $774 million initial value of the equity component on the Convertible Notes due 2026 was recorded in “Additional paid-in capital” within “Stockholders’ equity (deficit)” on our Consolidated Balance Sheets with the offset being recorded as the debt discount.  The resulting debt discount on the Convertible Notes due 2026 is being amortized to interest expense at an effective interest rate of 7% over the ten-year term of the Convertible Notes due 2026.  This interest expense was recorded in “Interest expense, net of amounts capitalized” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Convertible Notes due 2026, we entered into convertible note hedge transactions with certain option counterparties.  The convertible note hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes due 2026, the number of shares of our Class A common stock underlying the Convertible Notes due 2026, which initially gives us the option to purchase approximately 46 million shares of our Class A common stock at a price of approximately $65.18 per share.  The total cost of the convertible note hedge transactions was $635 million.  Concurrently with entering into the convertible note hedge transactions, we also entered into warrant transactions with each option counterparty whereby we sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of our Class A common stock, which initially gives the option counterparties the option to purchase approximately 46 million shares of our Class A common stock at a price of approximately $86.08 per share.  We received $376 million in cash proceeds from the sale of these warrants.  For us, the economic effect of these transactions is to effectively raise the initial conversion price from approximately $65.18 per share of our Class A common stock to approximately $86.08 per share of our Class A common stock (thus effectively raising the conversion premium on the Convertible Notes due 2026 from approximately 32.5% to approximately 75%).  In accordance with accounting guidance on hedge and warrant transactions, the net cost incurred in connection with the convertible note hedge and warrant transactions are recorded as a reduction in “Additional paid-in capital” within “Stockholders’ equity (deficit)” on our Consolidated Balance Sheets as of December 31, 2016.

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

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
4 5/8% Senior Notes due 2017	January 15 and July 15	$41,625
4 1/4% Senior Notes due 2018	April 1 and October 1	$51,000
7 7/8% Senior Notes due 2019	March 1 and September 1	$110,250
5 1/8% Senior Notes due 2020	May 1 and November 1	$56,375
6 3/4% Senior Notes due 2021	June 1 and December 1	$135,000
5 7/8% Senior Notes due 2022	January 15 and July 15	$117,500
5% Senior Notes due 2023	March 15 and September 15	$75,000
5 7/8 % Senior Notes due 2024	May 15 and November 15	$117,500
7 3/4 % Senior Notes due 2026	January 1 and July 1	$155,000
3 3/8 % Convertible Notes due 2026	February 15 and August 15	$101,250

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

Other Long-Term Debt and Capital Lease Obligations

Other long-term debt and capital lease obligations consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
Satellites and other capital lease obligations	$136,146	$166,492
Notes payable related to satellite vendor financing and other debt payable in installments through 2031 with interest rates ranging from approximately 1.9% to 8.8%	47,844	30,996
Total	183,990	197,488
Less: current portion	(37,580)	(34,000)
Other long-term debt and capital lease obligations, net of current portion	$146,410	$163,488

Capital Lease Obligations

Anik F3.  Anik F3, an FSS satellite, was launched and commenced commercial operation in April 2007.  This satellite is accounted for as a capital lease and depreciated over the term of the satellite service agreement.  We have leased 100% of the Ku-band capacity on Anik F3 for a period of 15 years.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Ciel II.  Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation in February 2009.  This satellite is accounted for as a capital lease and depreciated over the term of the satellite service agreement.  We have leased 100% of the capacity on Ciel II for an initial 10 year term.

As of December 31, 2016 and 2015, we had $500 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $365 million and $322 million, respectively.  In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $43 million in depreciation expense on satellites acquired under capital lease agreements during each of the years ended December 31, 2016, 2015 and 2014.

Future minimum lease payments under the capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2016 are as follows (in thousands):

For the Years Ended December 31,
2017	$76,297
2018	75,935
2019	50,320
2020	48,000
2021	48,000
Thereafter	16,000
Total minimum lease payments	314,552
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(153,360)
Net minimum lease payments	161,192
Less: Amount representing interest	(25,046)
Present value of net minimum lease payments	136,146
Less: Current portion	(33,412)
Long-term portion of capital lease obligations	$102,734

The summary of future maturities of our outstanding long-term debt as of December 31, 2016 is included in the commitments table in Note 14.

10.Income Taxes and Accounting for Uncertainty in Income Taxes

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

As of December 31, 2016, we had no net operating loss carryforwards (“NOLs”) for federal income tax purposes and $27 million of NOL benefit for state income tax purposes, which are partially offset by a valuation allowance.  The state NOLs begin to expire in the year 2017.  In addition, there are $57 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance.  The state credit carryforwards began to expire in 2015.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Current (benefit) provision:
Federal	$290,378	$144,990	$180,282
State	29,512	18,811	(44,565)
Foreign	10,187	(3,517)	6,588
Total current (benefit) provision	330,077	160,284	142,305

Deferred (benefit) provision:
Federal	469,851	165,294	310,977
State	35,618	30,059	15,776
Foreign	—	—	(190,253)
Increase (decrease) in valuation allowance	1,463	11,039	(1,965)
Total deferred (benefit) provision	506,932	206,392	134,535
Total (benefit) provision	$837,009	$366,676	$276,840

Our $2.306 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included income of $8 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2016	2015	2014
	% of pre-tax income/(loss)
Statutory rate	35.0	35.0	35.0
State income taxes, net of federal benefit	2.5	3.3	1.1
Reversal of uncertain tax positions	(0.8)	(1.0)	(3.5)
Foreign tax planning strategies, net of federal benefit (1)	—	—	(9.8)
Amounts reclassified from accumulated other comprehensive income (loss) (2)	—	(5.5)	—
Increase (decrease) in valuation allowance	0.1	1.0	(0.2)
Other, net	(0.5)	(0.5)	0.4
Total (benefit) provision for income taxes	36.3	32.3	23.0

(1)

Our effective tax rate for the year ended December 31, 2014 was favorably impacted by tax planning strategies related to the tax structure of certain foreign legal entities, net of federal benefit, totaling $118 million.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(2)

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

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities.  Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$56,498	$69,558
Accrued expenses	57,418	41,081
Stock-based compensation	16,606	15,753
Unrealized (gains) losses on available for sale and other investments	10,827	—
Deferred revenue	19,064	27,980
Total deferred tax assets	160,413	154,372
Valuation allowance	(22,606)	(21,143)
Deferred tax asset after valuation allowance	137,807	133,229

Deferred tax liabilities:
Depreciation	(914,487)	(994,026)
FCC authorizations and other intangible amortization	(1,379,735)	(975,725)
Unrealized (gains) losses on available for sale and other investments	—	(82,535)
Bases difference in partnerships and cost method investments (1)	(366,937)	(138,160)
Discount on convertible notes and convertible note hedge transaction, net	(47,908)	—
Other liabilities	(24,221)	(27,572)
Total deferred tax liabilities	(2,733,288)	(2,218,018)
Net deferred tax asset (liability)	$(2,595,481)	$(2,084,789)

(1)

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations.  We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 2005 due to the carryover of previously incurred NOLs.  We are currently under a federal income tax examination for fiscal years 2008 through 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2016	2015	2014
	(In thousands)
Balance as of beginning of period	$335,933	$207,675	$151,353
Additions based on tax positions related to the current year	40,492	135,937	69,643
Additions based on tax positions related to prior years	21,797	22,483	55,761
Reductions based on tax positions related to prior years	(34,106)	(22,697)	(18,646)
Reductions based on tax positions related to settlements with taxing authorities	(3,628)	(2,648)	(42,023)
Reductions based on tax positions related to the lapse of the statute of limitations	(3,118)	(4,817)	(8,413)
Balance as of end of period	$357,370	$335,933	$207,675

We have $200 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  We do not expect any material portion of this amount to be paid or settled within the next twelve months.

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2016 and 2015, we recorded $11 million and $3 million in net interest and penalty expense to earnings, respectively.  During the year ended December 31, 2014, we recorded a credit of $3 million in net interest and penalty expense to earnings.  Accrued interest and penalties were $26 million and $15 million at December 31, 2016 and 2015, respectively.  The above table excludes these amounts.

11.Stockholders’ Equity (Deficit)

Capital Stock and Additional Paid-In Capital

Our certificate of incorporation authorizes the following capital stock: (i) 1,600,000,000 shares of Class A common stock, par value $0.01 per share; (ii) 800,000,000 shares of Class B common stock, par value $0.01 per share; (iii) 800,000,000 shares of Class C common stock, par value $0.01 per share; and (iv) 20,000,000 shares of preferred stock, par value $0.01 per share.  As of December 31, 2016 and 2015, there were no outstanding shares of Class C common stock or preferred stock.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Common Stock Repurchase Program

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our outstanding Class A common stock.  On November 2, 2016, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of outstanding shares of our Class A common stock through and including December 31, 2017.  As of December 31, 2016, we may repurchase up to $1.0 billion under this program.  During the years ended December 31, 2016, 2015 and 2014, there were no repurchases of our Class A common stock.

Treasury Stock

As of December 31, 2015, we held 56,118,260 shares of treasury stock.  We account for our treasury stock using the cost method and all treasury share repurchases are reflected on our Consolidated Balance Sheets as a component of “Treasury stock, at cost.”    On February 11, 2016, our Board of Directors approved the retirement of our treasury stock.  During the first quarter 2016, we retired all 56,118,260 shares of our treasury stock.

12.Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH Network employee stock purchase plan (the “ESPP”), in which we are authorized to issue up to 2.8 million shares of Class A common stock.  At December 31, 2016, we had 1.0 million shares of Class A common stock which remain available for issuance under the ESPP.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP.  During the years ended December 31, 2016, 2015 and 2014, employee purchases of Class A common stock through the ESPP totaled approximately 0.2 million, 0.1 million and 0.1 million shares, respectively.

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

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2016	2015	2014
	(In thousands)
Total matching contributions, net of forfeitures	$6,546	$6,145	$6,222
Discretionary stock contributions, net of forfeitures	$23,158	$25,261	$25,972

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2016, we had outstanding under these plans stock options to acquire 7.9 million shares of our Class A common stock and 1.3 million restricted stock units.  Stock options granted on or prior to December 31, 2016 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-specific subscriber, operational and/or financial goals.  As of December 31, 2016, we had 67.6 million shares of our Class A common stock available for future grant under our stock incentive plans.

Exercise prices for stock options outstanding and exercisable as of December 31, 2016 were as follows:

			Options Outstanding			Options Exercisable
			Number Outstanding as of December 31, 2016	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2016	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$—	-	$10.00	208,553	1.50	$6.31	208,553	1.50	$6.31
$10.01	-	$20.00	1,885,085	3.47	$15.44	85,085	2.94	$16.73
$20.01	-	$30.00	1,617,876	4.41	$26.64	1,067,876	4.22	$25.98
$30.01	-	$40.00	1,434,345	5.85	$36.09	265,945	5.24	$34.85
$40.01	-	$50.00	428,900	9.08	$46.22	7,800	2.03	$42.84
$50.01	-	$60.00	1,532,000	8.53	$56.98	48,500	4.00	$57.58
$60.01	-	$70.00	796,250	7.11	$66.56	189,050	7.16	$65.51
$70.01	-	$80.00	20,000	3.00	$72.89	20,000	3.00	$72.89
$—	-	$80.00	7,923,009	5.69	$36.21	1,892,809	4.27	$29.97

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2016		2015		2014
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	6,845,685	$31.13	11,725,823	$24.51	14,058,574	$21.71
Granted	1,901,000	$54.41	452,000	$69.11	667,750	$63.23
Exercised	(431,092)	$23.36	(1,884,938)	$16.15	(2,724,301)	$18.77
Forfeited and cancelled	(392,584)	$50.03	(3,447,200)	$21.78	(276,200)	$32.26
Total options outstanding, end of period	7,923,009	$36.21	6,845,685	$31.13	11,725,823	$24.51
Performance based options outstanding, end of period (1)	4,312,000	$31.39	3,904,500	$28.03	7,246,500	$24.14
Exercisable at end of period	1,892,809	$29.97	1,965,585	$26.82	3,299,023	$19.64

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(1)	These stock options are included in the caption “Total options outstanding, end of period.” See discussion of the 2005 LTIP, 2008 LTIP, 2013 LTIP and Other Employee Performance Awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Tax benefit from stock awards exercised	$5,006	$33,716	$52,366

Based on the closing market price of our Class A common stock on December 31, 2016, the aggregate intrinsic value of our stock options was as follows:

	As of December 31, 2016
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$179,314	$54,664

Our restricted stock unit activity was as follows:

	For the Years Ended December 31,
	2016		2015		2014
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,382,250	$32.01	1,798,331	$32.31	1,943,497	$29.09
Granted	67,060	$56.35	62,530	$68.79	316,500	$63.57
Vested	(60)	$49.15	(125,280)	$63.92	(278,000)	$45.04
Forfeited and cancelled	(113,250)	$45.12	(353,331)	$28.76	(183,666)	$32.77
Total restricted stock units outstanding, end of period (1)	1,336,000	$32.11	1,382,250	$32.01	1,798,331	$32.31

(1)	All restricted stock units outstanding are Restricted Performance Units. See discussion of the 2005 LTIP, 2008 LTIP, 2013 LTIP and Other Employee Performance Awards below.

Long-Term Performance-Based Plans

2005 LTIP.  During 2005, we adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”).  The 2005 LTIP provided stock options and restricted stock units, either alone or in combination, which vested over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.  Exercise of the stock awards was subject to the foregoing vesting schedule and a performance condition that a company-specific subscriber goal be achieved by March 31, 2015.  The performance condition was not achieved, none of the awards became exercisable and the 2005 LTIP expired by its terms on March 31, 2015.

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

During the years ended December 31, 2015, 2014, 2013, we determined that 30%,  10% and 20%, respectively, of the 2013 LTIP performance goals were probable of achievement.  During the year ended December 31, 2016, no additional 2013 LTIP performance goals were deemed probable of achievement.  As a result, we recorded non-cash, stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”  As of December 31, 2016, approximately 20% of the 2013 LTIP awards had vested.

2017 LTIP.    On December 2, 2016, we adopted a long-term, performance-based stock incentive plan (the “2017 LTIP”).  The 2017 LTIP provides stock options, which vest based on company-specific subscriber and financial goals.  Awards were initially granted under the 2017 LTIP as of January 1, 2017.  Exercise of the stock awards is contingent on achieving these goals by December 31, 2020.

Although no awards vest until the Company attains the performance goals, compensation related to the 2017 LTIP will be recorded based on management’s assessment of the probability of meeting the performance goals.  If the performance goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal.

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

Although no awards vest until the performance goals are attained, we determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain other company-specific subscriber, operational and/or financial goals was not probable as of December 31, 2016, that assessment could change in the future.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The non-cash, stock-based compensation expense associated with these awards was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2016	2015	2014
	(In thousands)
2013 LTIP	$2,565	$10,157	$12,361
Other employee performance awards	1,424	1,694	14,095
Total non-cash, stock-based compensation expense recognized for performance based awards	$3,989	$11,851	$26,456

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2013 LTIP	Other Employee Performance Awards
	(In thousands)
Expense estimated to be recognized during 2017	$7,067	$1,070
Estimated contingent expense subsequent to 2017	40,469	134,580
Total estimated remaining expense over the term of the plan	$47,536	$135,650

Of the 7.9 million stock options and 1.3 million restricted stock units outstanding under our stock incentive plans as of December 31, 2016, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of December 31, 2016
Performance Based Stock Options	Number of Awards	Weighted- Average Grant Price
2013 LTIP	1,472,000	$43.50
Other employee performance awards	2,840,000	$25.12
Total	4,312,000	$31.39

Restricted Performance Units
2013 LTIP	736,000
Other employee performance awards	600,000
Total	1,336,000

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2016, 2015 and 2014 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Subscriber-related	$694	$2,164	$1,859
General and administrative	12,343	17,035	32,294
Total non-cash, stock-based compensation	$13,037	$19,199	$34,153

As of December 31, 2016, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $22 million and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Valuation

The fair value of each stock option granted for the years ended December 31, 2016, 2015 and 2014 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2016			2015			2014
Risk-free interest rate	1.06%	-	2.27%	1.40%	-	2.19%	1.80%	-	2.84%
Volatility factor	26.12%	-	33.37%	26.42%	-	36.22%	28.53%	-	38.62%
Expected term of options in years	5.4	-	10.0	5.5	-	7.8	5.5	-	9.0
Weighted-average fair value of options granted	$12.45	-	$26.86	$16.14	-	$29.73	$19.08	-	$29.20

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

14.Commitments and Contingencies

Commitments

As of December 31, 2016, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Long-term debt obligations	$17,147,844	$904,168	$1,204,274	$1,404,385	$1,104,503	$2,004,626	$10,525,888
Capital lease obligations	136,146	33,412	36,260	19,503	19,137	20,615	7,219
Interest expense on long-term debt and capital lease obligations	6,013,072	983,130	903,456	875,684	736,096	639,190	1,875,516
Satellite-related obligations	1,615,590	382,348	348,617	301,102	241,371	208,196	133,956
Operating lease obligations	139,673	41,334	25,266	18,954	13,728	9,332	31,059
Purchase obligations	2,202,987	1,765,669	275,669	130,230	16,386	8,833	6,200
Total	$27,255,312	$4,110,061	$2,793,542	$2,749,858	$2,131,221	$2,890,792	$12,579,838

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent that we procure launch and/or in-orbit insurance on our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $357 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 10 and are included on our Consolidated Balance Sheets as of December 31, 2016.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

Wireless

DISH Network Spectrum

We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

700 MHz Licenses.  In 2008, we paid $712 million to acquire certain 700 MHz E Block (“700 MHz”) wireless spectrum licenses, which were granted to us by the FCC in February 2009.  At the time they were granted, these licenses were subject to certain interim and final build-out requirements.  On October 29, 2013, the FCC issued an order approving a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution Order”), which requires us to reduce power emissions on our 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved our request to modify the original interim and final build-out requirements associated with our 700 MHz licenses so that by March 2017, we must provide signal coverage and offer service to at least 40% of our total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved our request to modify the 700 MHz Final Build-Out Requirement so that by March 2021, we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  While the modifications to our 700 MHz licenses provide us additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on our ability to fully utilize our 700 MHz licenses.  If the Modified 700 MHz Interim Build-Out Requirement is not met, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and we could face the reduction of license area(s).  If the Modified 700 MHz Final Build-Out Requirement is not met, our authorization may terminate for the geographic portion of each license in which we are not providing service.

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

On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”). If the AWS-4 Interim Build-Out Requirement is not met, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If the Modified AWS-4 Final Build-Out Requirement is not met, our terrestrial authorization for each license area in which we do not meet the requirement may terminate.  The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 licenses to allow us to repurpose all 20 MHz of our uplink spectrum (2000-2020 MHz) for terrestrial downlink operations.  On June 1, 2016, we notified the FCC that we had elected to use our AWS-4 uplink spectrum for terrestrial downlink operations, and effective June 7, 2016, the FCC modified our AWS-4 licenses, resulting in all 40 MHz of our AWS-4 spectrum being designated for terrestrial downlink operations.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

If the H Block Interim Build-Out Requirement is not met, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from April 2024 to April 2022) for each H Block license area in which we do not meet the requirement.  If the H Block Final Build-Out Requirement is not met, our authorization for each H Block license area in which we do not meet the requirement may terminate.

MVDDS Licenses.  We have multichannel video distribution and data service (“MVDDS”) licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  In January 2015, the FCC granted our application to extend the build-out requirements related to our MVDDS licenses.  We now have until 2019 to provide “substantial service” on our MVDDS licenses, and the licenses expire in 2024.  Our MVDDS licenses may be terminated, however, if we do not provide substantial service in accordance with the new build-out requirements.

In 2016, the MVDDS 5G Coalition, of which we are a member, filed a petition for rulemaking requesting the FCC to consider updating the rules to allow us to provide two-way 5G services using our MVDDS licenses.  We cannot predict when or if the FCC will grant the petition and proceed with a rulemaking.  If the FCC adopts rules that would allow us to provide two-way 5G services using our MVDDS licenses, the requests of OneWeb and others for authority to use the band for service from NGSO satellite systems may hinder our ability to provide 5G services using our MVDDS licenses.

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

Before the forward auction phase of Stage 1 of Auction 1000 began, a qualified bidder in the forward auction could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that applicants may disclose about their participation in Auction 1000.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•

Stage 1:  The reverse auction phase of Stage 1 began on March 29, 2016 and ended on June 29, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 1, in order for Auction 1000 to have ultimately concluded, the aggregate bids in the forward auction phase of Stage 1 would have had to have exceeded approximately $88.4 billion.  The forward auction phase of Stage 1 included 100 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 1 began on August 16, 2016 and ended on August 30, 2016, but the aggregate bids of approximately $23.1 billion did not exceed the approximately $88.4 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 2.

•

Stage 2:  The reverse auction phase of Stage 2 began on September 13, 2016 and ended on October 13, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 2, in order for Auction 1000 to have ultimately concluded, the aggregate bids in the forward auction phase of Stage 2 would have had to have exceeded approximately $56.5 billion.  The forward auction phase of Stage 2 included 90 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 2 began and ended on October 19, 2016, but the aggregate bids of approximately $21.5 billion did not exceed the approximately $56.5 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 3.

•

Stage 3:  The reverse auction phase of Stage 3 began on November 1, 2016 and ended on December 1, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 3, in order for Auction 1000 to have ultimately concluded, the aggregate bids in the forward auction phase of Stage 3 would have had to have exceeded approximately $42.3 billion.  The forward auction phase of Stage 3 included 80 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 3 began and ended on December 5, 2016, but the aggregate bids of approximately $19.7 billion did not exceed the approximately $42.3 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 4.

•

Stage 4:  The reverse auction phase of Stage 4 began on December 13, 2016 and ended on January 13, 2017.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 4, in order for Auction 1000 to ultimately conclude, the aggregate bids in the forward auction phase of Stage 4 would have to exceed approximately $12.0 billion.  The forward auction phase of Stage 4 includes 70 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The clock bidding portion of the forward auction phase of Stage 4 began on January 18, 2017 and ended on February 10, 2017.  The aggregate bids of approximately $19.6 billion exceeded the approximately $12.0 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to the assignment portion of the forward auction phase in which winning bidders in the clock bidding portion have the opportunity to bid for frequency-specific licenses.  The assignment portion is scheduled to begin on March 6, 2017, and all assignment rounds are expected to end no later than March 30, 2017.  During the assignment portion, the FCC rules restricting information that forward auction applicants may disclose about their participation in Auction 1000 remain in place.  As mentioned above, a subsidiary of DISH Network qualified to participate in the forward auction.  To the extent that it is the winning bidder for any 600 MHz licenses, we would expect to pay for such licenses from any upfront deposit made with the FCC and/or existing cash and marketable investment securities balances.

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

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and Northstar Wireless owed the FCC an additional interim payment of approximately $334 million (the “Northstar Interim Payment”), which is equal to 15% of $2.226 billion.  The Northstar Interim Payment was recorded in “FCC auction expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.  Northstar Wireless immediately satisfied the Northstar Interim Payment through the application of funds already on deposit with the FCC and an additional loan from American II of approximately $69 million. As a result, the FCC will not deem Northstar Wireless to be a “current defaulter” under applicable FCC rules.

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

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and SNR Wireless owed the FCC an additional interim payment of approximately $182 million (the “SNR Interim Payment”), which is equal to 15% of $1.211 billion.  The SNR Interim Payment was recorded in “FCC auction expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.  SNR Wireless immediately satisfied the SNR Interim Payment through a portion of an additional loan from American III in an aggregate amount of approximately $344 million.  As a result, the FCC will not deem SNR Wireless to be a “current defaulter” under applicable FCC rules.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  By October 2021, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Interim Build-Out Requirement”).  By October 2027, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Final Build-Out Requirement”).  If the AWS-3 Interim Build-Out Requirement is not met, the AWS-3 License term and the AWS-3 Final Build-Out Requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement.  If the AWS-3 Final Build-Out Requirement is not met, the authorization for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement may terminate.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.    As of December 31, 2016, the remaining obligation of our guarantee was $190 million.

As of December 31, 2016, we have not recorded a liability on the balance sheet for this guarantee.

Purchase Obligations

Our 2017 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, engineering services, and other products and services related to the operation of our Pay-TV services and broadband service.  Our purchase obligations also include certain fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

Rent Expense

Total rent expense for operating leases was $407 million, $477 million and $469 million in 2016, 2015 and 2014, respectively.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.”  ClearPlay alleges that the AutoHop™ feature of our Hopper set-top box infringes the asserted patents.  On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action.  In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable.  ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office.  On October 31, 2016, the stay was lifted.  No trial date has been set.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Customedia Technologies, L.L.C.

On February 10, 2016, Customedia Technologies, L.L.C. (“Customedia”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of four patents: United States Patent No. 8,719,090 (the “090 patent”); United States Patent No. 9,053,494 (the “494 patent”); United States Patent No. 7,840,437 (the “437 patent”); and United States Patent No. 8,955,029 (the “029 patent”).  Each patent is entitled “System for Data Management And On-Demand Rental And Purchase Of Digital Data Products.”  Customedia appears to allege infringement in connection with our addressable advertising services, our DISH Anywhere feature, and our Pay-Per-View and video-on-demand offerings.  In December 2016 and January 2017, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents.    Customedia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois (the “FTC Action”), alleging violations of the Telephone Consumer Protection Act (“TCPA”) and the Telemarketing Sales Rule (“TSR”), as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs were seeking civil penalties and damages of approximately $270 million and that the federal plaintiff was seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs were also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We also filed a motion for summary judgment, seeking dismissal of all claims.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. is entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs are entitled to partial summary judgment with respect to ten claims in the action, which includes, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages are questions for trial.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On October 3, 2016, the plaintiffs further modified their request for injunctive relief and are now seeking, among other things, to enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from some or all existing independent third-party retailers.  The second phase of the bench trial, which commenced on October 25, 2016 and concluded on November 2, 2016, covered the plaintiffs’ requested injunctive relief, as well as certain evidence related to the state plaintiffs’ claims.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  The plaintiff is also seeking enhanced damages under the TCPA for alleged willful or knowing violations.  The Court will decide whether there were any willful or knowing violations, and the Court has discretion to increase the damages by up to three times for any such violations.  The plaintiffs in the FTC Action have asserted that the jury verdict in the Krakauer Action preclusively establishes that the independent third-party retailer at issue in the Krakauer Action was acting as DISH Network L.L.C.’s agent when it made the calls at issue in the FTC Action, and is otherwise persuasive evidence that the other independent third-party retailers at issue in the FTC Action were acting as DISH Network’s L.L.C.’s agents when they made their respective calls at issue in the FTC Action, that the alleged civil penalties being sought by the federal and state plaintiffs are reasonable, and that the calls made by DISH Network L.L.C. and independent third-party retailers at issue in the FTC Action were made to landline residential phones.  We have opposed those assertions.

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

On February 3, 2016, Grecia filed a new complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of California, alleging infringement of United States Patent No. 8,887,308 (the “308 patent”), which is entitled “Digital Cloud Access—PDMAS Part III,” on which Grecia is also the named inventor.  Grecia alleges that we violate the 308 patent in connection with our DISH Anywhere feature.  On July 29, 2016, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 308 patent.  On January 19, 2017, the United States Patent and Trademark Office declined to institute a proceeding on our petition.  The litigation in the District Court has been stayed since June 13, 2016 pending resolution of DISH Network L.L.C.’s petition to the United States Patent and Trademark Office.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

New York Actions.  Both the ABC and CBS parties filed counterclaims in the New York action adding copyright claims against EchoStar Technologies L.L.C., and the CBS parties filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating the renewal of our CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal was heard on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  Pursuant to a settlement between us and the ABC parties, in March 2014, the ABC parties withdrew their appeal to the United States Court of Appeals for the Second Circuit; we and the ABC parties filed a stipulation on March 4, 2014 to dismiss without prejudice all of our respective claims pending in the United States District Court for the Southern District of New York; and the ABC parties granted a covenant not to sue.  The Court ordered such dismissal on March 6, 2014.  Pursuant to a settlement between us and the CBS parties, on December 10, 2014, we and the CBS parties filed a stipulation to dismiss with prejudice all of our respective claims pending in the New York Court.  The Court ordered such dismissal on December 10, 2014.

These matters are now concluded.

IPA Technologies Inc.

On December 9, 2016, IPA Technologies Inc. (“IPA”) filed suit against us and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the District of Delaware.  IPA alleges that our Voice Remote with Hopper 3 infringes United States Patent Number 6,742,021 (the “021 patent”), which is entitled “Navigating Network-based Electronic Information Using Spoken Input with Multimodal Error Feedback”; United States Patent Number 6,523,061 (the “061 patent”), which is entitled “System, Method, and Article of Manufacture for Agent-Based Navigation in a Speech-Based Data Navigation System”; and United States Patent Number 6,757,718 (the “718 patent”), which is entitled “Mobile Navigation of Network-Based Electronic Information Using Spoken Input.”  IPA is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

Our Board of Directors established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its business judgment that it is in the best interests of the Company not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  In an order entered on September 18, 2015, the Court granted the Special Litigation Committee’s motion to defer to the Special Litigation Committee’s October 24, 2014 report, including its finding that dismissal of the action is in the best interest of the Company.  The Court also held that, in light of granting the motion to defer, the pending motions to dismiss filed by the individual defendants were denied without prejudice as moot.  On October 12, 2015, Jacksonville PFPF filed a notice of appeal to the Supreme Court of Nevada and the appeal is now fully briefed.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Qurio Holdings, Inc.

On September 26, 2014, Qurio Holdings, Inc. (“Qurio”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,102,863 (the “863 patent”) entitled “Highspeed WAN To Wireless LAN Gateway” and United States Patent No. 7,787,904 (the “904 patent”) entitled “Personal Area Network Having Media Player And Mobile Device Controlling The Same.”  On the same day, Qurio filed similar complaints against Comcast and DirecTV.  On November 13, 2014, Qurio filed a first amended complaint, which added a claim alleging infringement of United States Patent No. 8,879,567 (the “567 patent”) entitled “High-Speed WAN To Wireless LAN Gateway.”  Qurio is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On February 9, 2015, the Court granted DISH Network L.L.C.’s motion to transfer the case to the United States District Court for the Northern District of California.  In October 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 863, 904 and 567 patents.  On November 3, 2015, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office.  On April 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions, as well as on a third-party petition challenging the validity of certain claims of the 904 patent.  On June 21, 2016, pursuant to Qurio’s Request for Adverse Judgment, the United States Patent and Trademark Office issued a cancellation of all claims of the 904 patent that we had challenged.  On July 13, 2016, Qurio filed a Request for Adverse Judgment with the United States Patent and Trademark Office to cancel all claims of the 863 patent and 567 patent that we had challenged, leaving at issue in the District Court action only certain claims of the 567 patent that we had not challenged.  On July 19, 2016, the United States Patent and Trademark Office issued a cancellation of all claims of the 863 patent and the 567 patent that we had challenged.  At Qurio’s request, on October 5, 2016, the parties stipulated to a voluntary dismissal of the action with prejudice, which the Court entered on that date.  This matter is now concluded.

Shipping & Transit LLC

On August 30, 2016, Shipping & Transit LLC (“Shipping & Transit”) filed suit against us and our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California, alleging infringement of United States Patent No. 6,317,060 (the “060 patent”), entitled “Base Station System and Method for Monitoring Travel of Mobile Vehicles and Communicating Notification Methods” and United States Patent No. 6,415,207 (the “207 patent”), entitled “System and Method for Automatically Providing Vehicle Status Information.”  Shipping & Transit alleges that the “My Tech” application, which provides information to customers regarding their service technician appointments, infringes the 060 patent and the 207 patent.  Shipping & Transit is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On January 4, 2017, Shipping & Transit dismissed the complaint without prejudice.  This matter is now concluded.

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and EchoStar, in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. Re. 35,952 (the “952 patent”), which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The case was stayed in July 2009 pending two reexamination petitions before the United States Patent and Trademark Office, which concluded in August 2015 and resulted in 42 out of the 53 claims of the 952 patent being invalidated.  Six of the surviving 11 claims are asserted against us.  The case resumed in August 2015.  In a separate matter in which TDL is asserting the same patent, the court in that action ruled that four claims of the '952 patent (which are among the six claims asserted against us) are invalid because they claim unpatentable subject matter, and TDL has stipulated that it will not appeal that order.  Thus, only two claims of the ‘952 patent remain asserted against us.  A trial date has not been set.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C.; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In August 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 456 patent and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions.  On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines.  On January 30, 2017, the United States Patent and Trademark Office issued its final written decisions on our petitions, invalidating all claims of the 456 patent that were asserted in the litigation, which decisions may be appealed by TQ Beta.

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

TQ Delta, LLC

On July 17, 2015, TQ Delta, LLC (“TQ Delta”) filed a complaint against us and our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C. in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 6,961,369 (the “369 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 8,718,158 (the “158 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 9,014,243 (the “243 patent”), which is entitled “System and Method for Scrambling Using a Bit Scrambler and a Phase Scrambler”; United States Patent No. 7,835,430 (the “430 patent”), which is entitled “Multicarrier Modulation Messaging for Frequency Domain Received Idle Channel Noise Information”; United States Patent No. 8,238,412 (the “412 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; United States Patent No. 8,432,956 (the “956 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; and United States Patent No. 8,611,404 (the “404 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability.”  On September 9, 2015, TQ Delta filed a first amended complaint that added allegations of infringement of United States Patent No. 9,094,268 (the “268 patent”), which is entitled “Multicarrier Transmission System With Low Power Sleep Mode and Rapid-On Capability.”  On May 16, 2016, TQ Delta filed a second amended complaint that added EchoStar Corporation and its wholly-owned subsidiary EchoStar Technologies L.L.C. as defendants.  TQ Delta alleges that our satellite TV service, Internet service, set-top boxes, gateways, routers, modems, adapters and networks that operate in accordance with one or more Multimedia over Coax Alliance Standards infringe the asserted patents.  TQ Delta has filed actions in the same court alleging infringement of the same patents against Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc.  TQ Delta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial has been set for November 13, 2017.  On July 14, 2016, TQ Delta stipulated to dismiss with prejudice all claims related to the 369 patent and the 956 patent.  On July 20, 2016, we filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims of the 404 patent and the 268 patent that have been asserted against us.  Third parties have filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims that have been asserted against us in the action.  On November 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on the third-party petitions related to the 158 patent, the 243 patent, the 412 patent and the 430 patent.  On December 20, 2016, pursuant to a stipulation of the parties, the Court stayed the case until the resolution of all petitions to the United States Patent and

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Trademark Office challenging the validity of all of the patent claims at issue.  On January 19, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 430 and 158 patents.  On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent.

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

Two-Way Media Ltd.

On February 17, 2016, Two-Way Media Ltd. (“TWM”) filed a complaint in the United States District Court for the District of Colorado against us; our subsidiaries DISH DBS Corporation, DISH Network L.L.C., DISH Network Service L.L.C., Sling TV Holding L.L.C., Sling TV L.L.C., and Sling TV Purchasing L.L.C.; and EchoStar Corporation, EchoStar Technologies L.L.C., EchoStar Satellite Services L.L.C. and Sling Media, Inc.  The complaint alleges infringement of United States Patent Nos. 5,778,187, 5,983,005, 6,434,622 and 7,266,686, each entitled “Multicasting Method and Apparatus,” and United States Patent No. 9,124,607, entitled “Methods and Systems for Playing Media.”  TWM claims infringement by our Sling TV domestic and international services, Slingboxes and DISH DVRs incorporating Slingbox technology, and the DISH Anywhere application and website.  TWM is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  Pursuant to a settlement between the parties, the case was dismissed with prejudice on December 15, 2016.  This matter is now concluded.

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman and Chief Executive Officer) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action.  The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless.  The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules.  Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA.  Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

15.Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  Operating income is the primary measure used by our chief operating decision maker to evaluate segment operating performance.  We currently operate two primary business segments:  (1) Pay-TV and Broadband and (2) Wireless.  See Note 1 for further information.

All other and eliminations primarily include intersegment eliminations related to intercompany debt and the related interest income and interest expense, which are eliminated in consolidation.

The total assets, revenue and operating income by segment were as follows:

	As of December 31,
	2016	2015
	(In thousands)
Total assets:
Pay-TV and Broadband	$27,157,831	$22,392,447
Wireless	17,814,382	16,300,465
Eliminations	(16,880,366)	(15,806,202)
Total assets	$28,091,847	$22,886,710

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

			All
	Pay-TV and		Other &	Consolidated
	Broadband	Wireless	Eliminations	Total
	(In thousands)
Year Ended December 31, 2016
Total revenue	$15,094,562	$—	$—	$15,094,562
Depreciation and amortization	909,286	43,860	—	953,146
Operating income (loss)	2,275,236	(64,127)	—	2,211,109
Interest income	1,006,239	3,745	(978,820)	31,164
Interest expense, net of amounts capitalized	(876,226)	(155,586)	978,820	(52,992)
Other, net	30,734	86,448	—	117,182
Income tax (provision) benefit, net	(905,215)	68,206	—	(837,009)
Income (loss)	1,530,768	(61,314)	—	1,469,454

Year Ended December 31, 2015
Total revenue	$15,068,505	$396	$—	$15,068,901
Depreciation and amortization	955,749	44,299	—	1,000,048
Operating income (loss)	2,037,971	(705,575)	—	1,332,396
Interest income	859,605	9,434	(849,516)	19,523
Interest expense, net of amounts capitalized	(844,249)	(499,277)	849,516	(494,010)
Other, net	82,160	195,883	—	278,043
Income tax (provision) benefit, net	(759,148)	392,472	—	(366,676)
Income (loss)	1,376,339	(607,063)	—	769,276

Year Ended December 31, 2014
Total revenue	$14,643,049	$410	$(72)	$14,643,387
Depreciation and amortization	1,006,082	71,854	—	1,077,936
Operating income (loss)	1,922,363	(97,912)	—	1,824,451
Interest income	376,422	15,384	(329,965)	61,841
Interest expense, net of amounts capitalized	(821,766)	(119,408)	329,965	(611,209)
Other, net	(9,414)	(59,927)	—	(69,341)
Income tax (provision) benefit, net	(436,753)	159,913	—	(276,840)
Income (loss)	1,030,852	(101,950)	—	928,902

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the products are delivered and services are provided.  All revenue was derived from the United States.

16.Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2016, 2015 and 2014 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2016	$22,167	$153,796	$(158,008)	$17,955
December 31, 2015	$23,603	$104,926	$(106,362)	$22,167
December 31, 2014	$15,981	$156,318	$(148,696)	$23,603

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

17.Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31 (1)
	(In thousands, except per share data)
Year ended December 31, 2016:
Total revenue	$3,787,235	$3,837,036	$3,746,111	$3,724,180
Operating income (loss)	560,142	613,825	496,320	540,822
Net income (loss)	394,960	418,306	312,207	343,981
Net income (loss) attributable to DISH Network	389,290	410,464	307,426	342,673

Basic net income (loss) per share attributable to DISH Network	$0.84	$0.88	$0.66	$0.74

Diluted net income (loss) per share attributable to DISH Network	$0.84	$0.88	$0.64	$0.70

Year ended December 31, 2015:
Total revenue	$3,724,228	$3,832,425	$3,733,565	$3,778,683
Operating income (loss)	483,863	533,987	441,720	(127,174)
Net income (loss)	353,252	332,326	202,610	(118,912)
Net income (loss) attributable to DISH Network	351,485	324,423	196,479	(125,295)

Basic net income (loss) per share attributable to DISH Network	$0.76	$0.70	$0.42	$(0.27)

Diluted net income (loss) per share attributable to DISH Network	$0.76	$0.70	$0.42	$(0.27)

(1) The fourth quarter 2015 was negatively impacted by the “FCC auction expense” of $516 million and an impairment charge for the D1 satellite and related ground equipment of $123 million.

18.Related Party Transactions

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Recent Developments

On January 31, 2017, we and our indirect wholly-owned subsidiaries DNLLC and DOLLC, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with EchoStar, EchoStar Broadcasting Holding Parent L.L.C., an indirect wholly-owned subsidiary of EchoStar (“EB Holdco”), EchoStar Broadcasting Holding Corporation, a direct, wholly-owned subsidiary of EB Holdco (“EB Splitco”), EchoStar Technologies Holding Corporation, a direct wholly-owned subsidiary of EchoStar (“ET Splitco”), and EchoStar Technologies L.L.C., a direct wholly-owned subsidiary of EchoStar (“ETLLC”).  Pursuant to the Share Exchange Agreement, among other things: (i) EchoStar will complete the steps necessary for certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplinking services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest Sling TV Holding (the “Transferred Businesses”), to be transferred to EB Splitco and ET Splitco; and (ii) EchoStar will transfer to us 100% of the equity of EB Splitco and ET Splitco, and in exchange, we will transfer the EchoStar Tracking Stock to EchoStar and the HSSC Tracking Stock to HSSC ((i) and (ii) collectively, the “Transaction”).  The Transaction has been structured in a manner to be a tax-free exchange for each of us and EchoStar.

The Share Exchange Agreement contains customary representations and warranties, covenants and indemnification provisions.  The closing of the Transaction is subject to various conditions.  The Transaction is expected to be consummated three business days after the satisfaction or waiver of all of the closing conditions to the Transaction (other than conditions that by their nature are to be satisfied at the closing, but subject, among other things, to the satisfaction or waiver of those conditions at such time), but no earlier than February 28, 2017.  The Share Exchange Agreement provides for customary termination rights, including the right of either party to terminate the Share Exchange Agreement if the Transaction has not closed by March 31, 2017.  In connection with the Share Exchange Agreement, we and EchoStar and certain of their subsidiaries will, at the closing, enter into certain customary agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  If the Transaction closes, we expect that certain of the agreements with EchoStar described below will terminate, and we will enter into certain new agreements with EchoStar.

The financial results related to the Share Exchange Agreement are not included in our consolidated financial statements for all periods presented as the closing of the Transaction is subject to various conditions and is not expected to close prior to February 28, 2017.

“Trade accounts receivable”

As of December 31, 2016 and 2015, trade accounts receivable from EchoStar was $5 million and $23 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Consolidated Balance Sheets.

“Trade accounts payable”

As of December 31, 2016 and 2015, trade accounts payable to EchoStar was $277 million and $281 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the years ended December 31, 2016, 2015 and 2014, we received $1 million, $46 million and $62 million, respectively, for equipment sales and other revenue from EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

EchoStar XV.  In May 2013, we began leasing satellite capacity to EchoStar on EchoStar XV and relocated the satellite for testing at EchoStar’s Brazilian authorization at the 45 degree orbital location.  Effective March 1, 2014, this lease converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.  This lease terminated in November 2015 and EchoStar relocated this satellite from the 45 degree orbital location back to the 61.5 degree orbital location where it currently serves as an in-orbit spare.

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

El Paso Lease Agreement.    During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms.  During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018.

“Subscriber-related expenses”

During the years ended December 31, 2016, 2015 and 2014, we incurred $102 million, $98 million and $80 million, respectively, for subscriber-related expenses from EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the years ended December 31, 2016, 2015 and 2014, we purchased broadband equipment from HNS of $9 million, $11 million and $24 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  We also purchase certain broadband equipment from EchoStar under the 2012 Receiver Agreement, discussed below.

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

“Satellite and transmission expenses”

During the years ended December 31, 2016, 2015 and 2014, we incurred $689 million, $723 million and $653 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

Broadcast Agreement for Certain Sports-Related Programming.  In May 2010, we and EchoStar entered into a broadcast agreement pursuant to which EchoStar provides certain broadcast services to us in connection with our carriage of certain sports-related programming.  The term of this agreement is for ten years.  If we terminate this agreement for a reason other than EchoStar’s breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.  The fees for the broadcast services provided under this agreement depend, among other things, upon the cost to develop and provide such services.

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

•

EchoStar VIII.  In May 2013, we began leasing capacity from EchoStar on EchoStar VIII as an in-orbit spare.  Effective March 1, 2014, this lease converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.  This lease terminated in November 2015.

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

•

EchoStar XVI.  In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year.    Prior to expiration of the initial term, we have the option to renew for an additional five-year period.  Prior to expiration of the initial term, EchoStar also has the right, upon certain conditions, to renew for an additional five-year period.  If either we or EchoStar exercise our respective five-year renewal options, then we have the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any options to renew this agreement will be exercised.

Nimiq 5 Agreement.  During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we currently receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussion under “Guarantees” in Note 14.

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

QuetzSat-1 Lease Agreement.    During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we receive service from EchoStar on 24 DBS transponders.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explored alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar provided us with alternate capacity at the 77 degree orbital location.  During the first quarter 2013, we and EchoStar entered into an agreement pursuant to which we sublease five DBS transponders back to EchoStar.  In January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013.

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

103 Degree Orbital Location/SES-3.  In May 2012, EchoStar entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree orbital location (the “103 Spectrum Rights”).  In June 2013, we and EchoStar entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which we may use and develop the 103 Spectrum Rights.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights.

In connection with the 103 Spectrum Development Agreement, in May 2012, EchoStar also entered into a ten-year service agreement with Ciel pursuant to which EchoStar leases certain satellite capacity from Ciel on the SES-3 satellite at the 103 degree orbital location (the “103 Service Agreement”).  In June 2013, we and EchoStar entered into an agreement pursuant to which we lease certain satellite capacity from EchoStar on the SES-3 satellite (the “DISH 103 Service Agreement”).  Under the terms of the DISH 103 Service Agreement, we make certain monthly payments to EchoStar through the service term.  Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of: (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) ten years following the actual service commencement date.  Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that we will exercise our option to receive service on a replacement satellite.

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

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  We have the option to renew this agreement for successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  In November 2015, we exercised our right to renew this agreement for a one-year period ending on December 31, 2016.  In December 2016, we and EchoStar amended this agreement to, among other things, extend the term thereof for one additional year until December 31, 2017.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar’s ten percent non-voting interest is redeemable contingent on a certain performance goal being achieved by Sling TV Holding.  In addition, subject to certain conditions, the interest is redeemable at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity and is recorded as “Redeemable noncontrolling interests” in the mezzanine section of our Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV Holding was initially accounted for at fair value.  The performance goal has been determined to be probable of achievement.  Accordingly, the value of EchoStar’s redeemable noncontrolling interest in Sling TV Holding is adjusted each reporting period for any change in redemption value above the initial fair value (adjusted for the operating results of Sling TV Holding attributable to EchoStar subsequent to August 1, 2014), with the offset recorded in “Additional paid-in capital,” net of deferred taxes, on our Consolidated Balance Sheets.  Subsequent to the Exchange Agreement, the operating results of Sling TV Holding attributable to EchoStar are recorded as “Redeemable noncontrolling interests” on our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

“General and administrative expenses”

During the years ended December 31, 2016, 2015 and 2014, we incurred $99 million, $92 million and $108 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

•

Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on December 31, 2016.  In December 2016, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2017.

•

Santa Fe Lease Agreement.  The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado is for a period ending on December 31, 2016.  In December 2016, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2017.

•	EchoStar Data Networks Sublease Agreement. The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia expired on October 31, 2016.

•	Gilbert Lease Agreement. Effective August 1, 2014, we began leasing certain space from EchoStar at 801 N. DISH Dr. in Gilbert, Arizona. This lease is for a period ending on July 31, 2017.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Sling Trademark License Agreement.  On December 31, 2014, Sling TV L.L.C. entered into an agreement with Sling Media, Inc., a subsidiary of EchoStar, pursuant to which we have the right for a fixed fee to use certain trademarks, domain names and other intellectual property related to the “Sling” trademark for a period ending on December 31, 2016.  In December 2016, Sling TV L.L.C. and Sling Media, Inc. amended this agreement to, among other things, extend the term thereof on a month-to-month basis.  Either party may terminate this agreement at any time upon 21 days prior written notice to the other party.

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Mr. Vivek Khemka, our Executive Vice President and Chief Technology Officer, currently also provides services pursuant to the Professional Services Agreement to EchoStar as the President of EchoStar Technologies L.L.C.  Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement renewed on January 1, 2017 for an additional one-year period until January 1, 2018 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.  Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

For the years ended December 31, 2016, 2015 and 2014, we purchased set-top boxes and other equipment from EchoStar of $702 million, $753 million and $1.114 billion, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We and EchoStar file combined income tax returns in certain states.  In 2015 and 2014, EchoStar earned and recognized a tax benefit for certain state income tax credits that EchoStar estimates it would be unable to utilize in the future if it had filed separately from us.  In addition, EchoStar earned and recognized tax benefits for certain federal income tax credits, a portion of which were allocated to us under IRS rules for affiliated companies.  We expect to utilize these tax credits to reduce our federal and state income tax payable in the future.  In accordance with accounting rules that apply to transfers of assets between entities under common control, we recorded a capital contribution of less than  $1 million and $3 million in “Additional paid-in capital” on our Consolidated Balance Sheets for the years ended December 31, 2016 and 2015, respectively, representing the amount that we estimate is more likely than not to be realized by us as a result of our utilization of these tax credits earned.  Any payments made to EchoStar related to the utilization of these credits will be recorded as a reduction to “Additional paid-in capital” on our Consolidated Balance Sheets.

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

Patent Cross-License Agreements.  In December 2011, we and EchoStar entered into separate patent cross-license agreements with the same third party whereby:  (i) EchoStar and such third-party licensed their respective patents to each other subject to certain conditions; and (ii) we and such third-party licensed our respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”).  Each Cross License Agreement covers patents acquired by the respective party prior to January 1, 2017 and aggregate payments under both Cross-License Agreements total less than $10 million.  Each Cross License Agreement also contains an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 1, 2022.  In December 2016, we and EchoStar independently exercised our respective options to extend each Cross-License Agreement.  The aggregate additional payments to such third-party was less than $3 million.  Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenues of us and EchoStar, we and EchoStar agreed to allocate our respective payments to such third party based on our respective percentage of combined total revenue.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Invidi.   In November 2010 and April 2011, EchoStar made investments in Invidi Technologies Corporation (“Invidi”) in exchange for shares of Invidi’s Series D Preferred Stock.  In November 2016, we, DIRECTV, LLC, a wholly-owned indirect subsidiary of AT&T Inc., and Cavendish Square Holding B.V., an affiliate of WPP plc, entered into a series of agreements to acquire Invidi.  As a result of the transaction, EchoStar sold its ownership interest in Invidi on the same terms offered to the other shareholders of Invidi.  The transaction closed in January 2017.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Related Party Transactions with NagraStar L.L.C.

NagraStar is a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.  These expenses are recorded in “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We record all payables in “Trade accounts payable” or “Other accrued expenses” on our Consolidated Balance Sheets.

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$72,529	$89,195	$84,636

	As of December 31,
	2016	2015
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$17,055	$19,362
Commitments to NagraStar	$51	$1,532