Form 10-Q
period 2017-03-31
DISH Network CORP
filed 2017-05-01
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of April 21, 2017, the registrant’s outstanding common stock consisted of 227,473,612 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

•	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

•	Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

•	Our over-the-top (“OTT”) Sling TV Internet-based services face certain risks, including, among others, significant competition.

•

We face increasing competition from other distributors of unique programming services such as foreign language, sports programming, and original content that may limit our ability to maintain subscribers that desire these unique programming services.

Operational and Service Delivery Risks

•	If we do not improve our operational performance and customer satisfaction, our gross new subscriber activations may decrease and our subscriber churn may increase.

•

If our gross new subscriber activations continue to decrease, or if our subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

i

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

•

We currently depend on EchoStar to provide the vast majority of our satellite transponder capacity and other related services to us.  Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

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

•

We rely on a few suppliers and in some cases a single supplier for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

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

•

The conditional conversion features of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”) and our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024,” and collectively with the Convertible Notes due 2026, the “Convertible Notes”), if triggered, may adversely affect our financial condition.

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

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$6,782,252	$5,324,503
Marketable investment securities	20,651	35,616
Trade accounts receivable, net of allowance for doubtful accounts of $18,773 and $18,399, respectively	704,246	777,908
Inventory	421,512	422,349
FCC auction deposit (Note 10)	1,500,000	1,500,000
Other current assets	167,970	220,011
Total current assets	9,596,631	8,280,387

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	81,433	82,360
Property and equipment, net	2,550,259	2,654,271
FCC authorizations	16,735,303	16,498,733
Other investment securities	123,539	33,248
Other noncurrent assets, net	361,034	365,293
Total noncurrent assets	19,851,568	19,633,905
Total assets	$29,448,199	$27,914,292

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$556,319	$524,704
Deferred revenue and other	753,562	773,982
Accrued programming	1,591,562	1,542,036
Accrued interest	237,156	305,739
Other accrued expenses	489,079	504,468
Current portion of long-term debt and capital lease obligations	942,451	941,903
Total current liabilities	4,570,129	4,592,832

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	16,292,666	15,541,736
Deferred tax liabilities	2,630,735	2,385,525
Long-term deferred revenue and other long-term liabilities	464,144	463,242
Total long-term obligations, net of current portion	19,387,545	18,390,503
Total liabilities	23,957,674	22,983,335

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	334,487	319,634

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 227,066,101 and 226,812,205 shares issued and outstanding, respectively	2,271	2,268
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	3,236,533	3,071,425
Accumulated other comprehensive income (loss)	4,884	781
Accumulated earnings (deficit)	1,912,406	1,536,691
Total DISH Network stockholders’ equity (deficit)	5,158,478	4,613,549
Noncontrolling interests	(2,440)	(2,226)
Total stockholders’ equity (deficit)	5,156,038	4,611,323
Total liabilities and stockholders’ equity (deficit)	$29,448,199	$27,914,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months
	Ended March 31,
	2017	2016
Revenue:
Subscriber-related revenue	$3,644,086	$3,775,478
Equipment sales and other revenue	36,275	51,996
Total revenue	3,680,361	3,827,474

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	2,243,187	2,230,249
Satellite and transmission expenses	176,182	168,581
Cost of sales - equipment and other	27,973	40,266
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	21,011	55,526
Other subscriber acquisition costs	141,944	192,504
Subscriber acquisition advertising	127,079	128,363
Total subscriber acquisition costs	290,034	376,393
General and administrative expenses	131,035	201,001
Depreciation and amortization (Note 8)	204,630	227,566
Total costs and expenses	3,073,041	3,244,056

Operating income (loss)	607,320	583,418

Other Income (Expense):
Interest income	14,292	3,954
Interest expense, net of amounts capitalized	(29,170)	(705)
Other, net	4,745	66,917
Total other income (expense)	(10,133)	70,166

Income (loss) before income taxes	597,187	653,584
Income tax (provision) benefit, net	(207,112)	(241,640)
Net income (loss)	390,075	411,944
Less: Net income (loss) attributable to noncontrolling interests, net of tax	14,360	12,053
Net income (loss) attributable to DISH Network	$375,715	$399,891

Weighted-average common shares outstanding - Class A and B common stock:
Basic	465,412	464,375
Diluted	514,443	465,219

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.81	$0.86
Diluted net income (loss) per share attributable to DISH Network	$0.76	$0.86

Comprehensive Income (Loss):
Net income (loss)	$390,075	$411,944
Other comprehensive income (loss):
Foreign currency translation adjustments	207	—
Unrealized holding gains (losses) on available-for-sale securities	6,164	(2,601)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(4)	(64,690)
Deferred income tax (expense) benefit, net	(2,264)	24,917
Total other comprehensive income (loss), net of tax	4,103	(42,374)
Comprehensive income (loss)	394,178	369,570
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	14,360	12,053
Comprehensive income (loss) attributable to DISH Network	$379,818	$357,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$390,075	$411,944
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	204,630	227,566
Realized and unrealized losses (gains) on investments	(2,272)	(66,980)
Non-cash, stock-based compensation	6,774	4,477
Deferred tax expense (benefit)	150,006	78,730
Other, net	6,752	9,002
Changes in current assets and current liabilities, net	180,802	263,297
Net cash flows from operating activities	936,767	928,036

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(58,876)	(23,059)
Sales and maturities of marketable investment securities	78,703	440,669
Settlement of derivative financial instruments	—	220,871
Purchases of property and equipment	(114,899)	(161,200)
Capitalized interest related to FCC authorizations (Note 2)	(282,597)	(225,360)
Other, net	(85,305)	13,630
Net cash flows from investing activities	(462,974)	265,551

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes (Note 9)	1,000,000	—
Redemption and repurchases of senior notes	—	(1,500,000)
Repayment of long-term debt and capital lease obligations	(9,162)	(10,348)
Payments made to parent of transferred businesses	(7,098)	(30,525)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	6,374	3,056
Debt issuance costs	(6,158)	—
Other, net	—	103
Net cash flows from financing activities	983,956	(1,537,714)

Net increase (decrease) in cash and cash equivalents	1,457,749	(344,127)
Cash and cash equivalents, beginning of period	5,324,503	1,053,983
Cash and cash equivalents, end of period	$6,782,252	$709,856

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

Pay-TV and Broadband

We offer pay-TV services under the DISH®  brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  Prior to 2015, we launched our Sling International video programming service (formerly known as DishWorld), which historically represented a small percentage of our Pay-TV subscribers.  In February and June 2015, we launched our Sling domestic and Sling Latino services, respectively.  In addition to our original Sling domestic service that could only be streamed on one device at a time (single-stream service), in April 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.  In June 2016, our multi-stream Sling domestic service transitioned from its introductory beta period and was re-branded as Sling Blue.  Meanwhile, we re-branded our original single-stream Sling domestic service as Sling Orange.  All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.  As of March 31, 2017, we had 13.528 million Pay-TV subscribers in the United States.

In addition, we have marketed broadband services under the dishNET™ brand, which had 0.555 million subscribers in the United States as of March 31, 2017.  Our dishNET satellite broadband service has utilized advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide, primarily targeting rural residents that are underserved, or unserved, by wireline broadband.  We also offer wireline broadband services under the dishNET brand as a competitive local exchange carrier to consumers in certain areas in 34 states and wireline voice services in certain areas of 14 of these states located in the western United States.  We have primarily bundled our dishNET branded services with our DISH branded pay-TV service.  Recently, satellite capacity constraints have limited our ability to expand satellite broadband services in certain geographic areas.  However, new satellite launches by Hughes, including EchoStar XIX which was launched on December 18, 2016, and ViaSat are expected to provide additional capacity starting in 2017.  During the first quarter 2017, we decided to transition our wholesale arrangement with Hughes to an authorized representative arrangement and entered into a master service agreement (the “MSA”) with Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes, pursuant to which we will, among other things: (i) have the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) install Hughes service equipment with respect to activations generated by us.  While broadband subscriber activations generated by us under the MSA are not included in our Broadband subscriber count, under the MSA, HNS will make certain payments to us for each Hughes service activation generated and installation performed by us, and we will not have to incur subscriber acquisition costs for these subscribers.  See Note 12 for further information.  As a result of the MSA with Hughes, we are no longer marketing dishNET satellite broadband services provided on a wholesale basis by Hughes, and our Broadband subscriber count related to the Hughes service will decline through customer attrition.

As a result of the completion of the Share Exchange, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Recent Developments

On February 28, 2017, we and EchoStar and certain of our respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplinking services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (“HSSC”) (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of HNS.  In connection with the Share Exchange, we and EchoStar and certain of their subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.    See Note 2 and Note 12 for further information.

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

Auction 1000.  The broadcast incentive auction in the 600 MHz frequency range (“Auction 1000”) began on March 29, 2016 and concluded on March 30, 2017.  On April 13, 2017, the FCC announced that ParkerB.com Wireless L.L.C. (“ParkerB.com”), a wholly-owned subsidiary of DISH Network, was the winning bidder for 486 wireless spectrum licenses (the “600 MHz Licenses”) with aggregate winning bids totaling approximately $6.2 billion.  On April 27, 2017, ParkerB.com filed an application with the FCC to acquire the 600 MHz Licenses and the FCC’s prohibition on certain communications related to Auction 1000 expired.   On July 1, 2016, we paid $1.5 billion to the FCC as a deposit for Auction 1000.  The remaining balance of our winning bids of approximately $4.7 billion is due May 11, 2017.  We expect to pay the remaining balance from existing cash and marketable investment securities balances.  Issuance of the 600 MHz Licenses to ParkerB.com depends, among other things, upon the FCC’s review and approval of the application filed by ParkerB.com.  Objections to the application filed by ParkerB.com must be submitted to the FCC within ten days following the release by the FCC of the public notice listing the applications that have been found by the FCC to be acceptable for filing.  We cannot predict the timing or the outcome of the FCC’s review of the application filed by ParkerB.com.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements.  We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.  See Note 10 for further information.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As the Share Exchange was a transaction between entities that are under common control accounting rules require that our Condensed Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock is recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.  The primary impacts to our financial statement presentation are as follows:

•

Our investments in the EchoStar Tracking Stock and HSSC Tracking Stock, which had previously been recorded in our Condensed Consolidated Balance Sheets as cost method investments, are no longer included in our Condensed Consolidated Balance Sheets.

•

The assets and liabilities of the Transferred Businesses are recorded in our Condensed Consolidated Balance Sheets, and the results of operations of the Transferred Businesses, including sales of set-top boxes to third parties, are recorded in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

•	Sling TV Holding L.L.C., in which EchoStar held a 10% non-voting interest prior to the Share Exchange, is accounted for as though it was an indirect wholly-owned subsidiary of DISH Network.
•

Intercompany transactions between the Transferred Businesses and us, including, among others, the sale of set-top boxes and broadcast services from EchoStar to us, have been eliminated to the extent possible, including the margin EchoStar received on those sales.

Our subsequent annual and quarterly financial statements will include the results of the Transferred Businesses as described above for all periods presented in those financial statements, including periods prior to the completion of the Share Exchange.  The table below includes unaudited supplemental pro forma information for revenue and net income (loss) attributable to DISH Network on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as if the results of the Transferred Businesses were included for the three months ended March 31, 2016 and for the year ended December 31, 2016, respectively:

	DISH Network (as previously reported)	Adjustments Relating to the Transferred Businesses	DISH Network (as currently reported)
		(In thousands)
For the Three Months Ended March 31, 2016:
Total revenue	$3,787,235	$40,239	$3,827,474
Net income (loss) attributable to DISH Network	$389,290	$10,601	$399,891

For the Year Ended December 31, 2016:
Total revenue	$15,094,562	$117,740	$15,212,302
Net income (loss) attributable to DISH Network	$1,449,853	$48,086	$1,497,939

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

Property and Equipment

Property and equipment are stated at amortized cost less impairment losses, if any.  The costs of satellites under construction, including interest and certain amounts prepaid under our satellite service agreements, are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite.  If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred.  The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any.  Depreciation is recorded on a straight-line basis over useful lives ranging from one to 40 years.  Repair and maintenance costs are charged to expense when incurred.  Renewals and improvements that add value or extend the asset’s useful life are capitalized.  Costs related to the procurement and development of software for internal-use are capitalized and amortized using the straight-line method over the estimated useful life of the software.

Cost of Sales – Equipment and Other

Costs include the cost of non-subsidized sales of DBS accessories and the cost of sales of digital receivers and related components to third-party pay-TV providers, both of which include freight and royalties.  Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

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

As of March 31, 2017 and December 31, 2016, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 6 for the fair value of our marketable investment securities and derivative financial instruments.

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

Revenue from our Pay-TV services is recognized when programming is broadcast to subscribers.  We recognize revenue from our broadband services when the service is provided.  Payments received from Pay-TV and Broadband subscribers in advance of the broadcast or service period are recorded as “Deferred revenue and other” in our Condensed Consolidated Balance Sheets until earned.  Revenue from equipment sales generally is recognized upon shipment to customers.

For certain of our promotions, subscribers are charged an upfront fee.  A portion of these fees may be deferred and recognized over the estimated subscriber life for new subscribers or the estimated remaining life for existing subscribers ranging from four to five years.  Revenue from advertising sales is recognized when the related services are performed.

Subscriber fees for DISH branded pay-TV equipment rental fees and other hardware related fees, including fees for DVRs, fees for broadband equipment and additional outlet fees, advertising services and fees earned from our in-home service operations are recognized as revenue as earned.  Generally, revenue from equipment sales, equipment upgrades and sales of streaming-capable devices for our Sling branded pay-TV services are recognized upon shipment to customers.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development costs totaled $7 million and $12 million for the three months ended March 31, 2017 and 2016, respectively.

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

Statement of Cash Flows:  Restricted Cash.  On November 17, 2016, the FASB issued ASU 2016-18 Restricted Cash (“ASU 2016-18”),  which addresses the diversity where changes in restricted cash are classified on the cash flow statement.  ASU 2016-18 requires that changes in restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We expect that the adoption of ASU 2016-18 will have an immaterial impact on our Condensed Consolidated Financial Statements and related disclosures.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

3.Basic and Diluted Net Income (Loss) Per Share

We present both basic earnings per share (“EPS”) and diluted EPS.  Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to DISH Network” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and if our Convertible Notes due 2026 issued August 8, 2016 and our Convertible Notes due 2024 issued March 17, 2017 were converted.  The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of our Class A common stock.  The potential dilution from conversion of the Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of our Class A common stock issuable upon conversion of the Convertible Notes will be included in the calculation of diluted EPS assuming conversion of the Convertible Notes at the beginning of the reporting period (or at time of issuance, if later).  The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months
	Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Net income (loss)	$390,075	$411,944
Less: Net income (loss) attributable to noncontrolling interests, net of tax	14,360	12,053
Net income (loss) attributable to DISH Network - Basic	375,715	399,891
Interest on dilutive Convertible Notes, net of tax	17,119	—
Net income (loss) attributable to DISH Network - Diluted	$392,834	$399,891

Weighted-average common shares outstanding - Class A and B common stock:
Basic	465,412	464,375
Dilutive impact of Convertible Notes	48,056	—
Dilutive impact of stock awards outstanding	975	844
Diluted	514,443	465,219

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.81	$0.86
Diluted net income (loss) per share attributable to DISH Network	$0.76	$0.86

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	As of March 31,
	2017	2016
	(In thousands)
Anti-dilutive stock awards	1,491	1,448
Performance based options (1)	6,489	4,459
Restricted Performance Units	1,318	1,409
Common stock warrants	46,029	—
Total	55,327	7,316

(1)

The increase in performance based options as of March 31, 2017 primarily resulted from the issuance of stock option awards as of January 1, 2017 under a long-term, performance-based stock incentive plan adopted on December 2, 2016 (the “2017 LTIP”).

4.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash paid for interest (including capitalized interest)	$313,396	$230,277
Cash received for interest	3,406	4,153
Cash paid for income taxes (1)	1,001	46,438
Capitalized interest (2)	236,570	191,651
Initial equity component of the 2 3/8% Convertible Notes due 2024, net of deferred taxes of $91,485 (3)	160,896	—
Employee benefits paid in Class A common stock	—	24,984
Satellites and other assets financed under capital lease obligations	—	3,262

(1)

In the event that the 600 MHz Licenses in Auction 1000 for which we were the winning bidder are ultimately issued to us by the FCC,  cash paid for income taxes is expected to be significantly lower than in prior periods.

(2)	See Note 2 for further information.
(3)	See Note 9 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.Other Comprehensive Income (Loss)

The following table presents the tax effect on each component of “Other comprehensive income (loss).”

	For the Three Months Ended March 31,
	2017			2016
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$207	$—	$207	$—	$—	$—
Unrealized holding gains (losses) on available-for-sale securities	6,164	(2,265)	3,899	(2,601)	963	(1,638)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(4)	1	(3)	(64,690)	23,954	(40,736)
Other comprehensive income (loss)	$6,367	$(2,264)	$4,103	$(67,291)	$24,917	$(42,374)

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax.

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total
	(In thousands)

Balance as of December 31, 2016	$—	$781	$781
Foreign currency translation adjustments	207	—	207
Other comprehensive income (loss) before reclassification	—	3,899	3,899
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3)	(3)
Balance as of March 31, 2017	$207	$4,677	$4,884

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2017	2016
	(In thousands)
Marketable investment securities:
Current marketable investment securities - strategic	$12,893	$6,721
Current marketable investment securities - other	7,758	28,895
Total current marketable investment securities	20,651	35,616
Restricted marketable investment securities (1)	72,803	81,679
Total marketable investment securities	93,454	117,295

Restricted cash and cash equivalents (1)	8,630	681

Other investment securities:
Other investment securities - equity method	115,389	25,098
Other investment securities - cost method	8,150	8,150
Total other investment securities	123,539	33,248

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$225,623	$151,224

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

Current Marketable Investment Securities -  Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility.  As of March 31, 2017, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2017 and December 31, 2016, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in noncurrent “Other investment securities” on our Condensed Consolidated Balance Sheets and accounted for using the cost, equity and/or available-for-sale methods of accounting.  Our equity method investments are detailed below.

NagraStar L.L.C.    As a result of the completion of the Share Exchange on February 28, 2017, we own a 50% interest in NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.

Invidi Technologies Corporation.  In November 2016, we, DIRECTV, LLC, a wholly-owned indirect subsidiary of AT&T Inc., and Cavendish Square Holding B.V., an affiliate of WPP plc, entered into a series of agreements to acquire Invidi Technologies Corporation (“Invidi”), an entity that provides proprietary software for the addressable advertising market.  The transaction closed in January 2017.

SmarDTV SA.  As a result of the completion of the Share Exchange on February 28, 2017, we own a 22.5% interest in the equity and subordinated debt of SmarDTV SA (“SmarDTV”), a Swiss subsidiary of Kudelski SA that offers set-top boxes and conditional access modules.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2017 and December 31, 2016, we had accumulated net unrealized gains of $7 million and $1 million, respectively.  These amounts, net of related tax effect, were $5 million and $1 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2017				As of December 31, 2016
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$72,988	$—	$(157)	$(157)	$81,982	$13	$(132)	$(119)
Corporate securities	19,821	7,527	—	7,527	33,555	1,327	—	1,327
Other	645	63	(12)	51	1,758	64	(11)	53
Total	$93,454	$7,590	$(169)	$7,421	$117,295	$1,404	$(143)	$1,261

As of March 31, 2017, restricted and non-restricted marketable investment securities included debt securities of $58 million with contractual maturities within one year and $35 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of March 31, 2017, the unrealized losses related to our investments in debt securities primarily represented investments in U.S. treasury and agency securities and other.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	March 31, 2017		December 31, 2016
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$51,692	$(152)	$52,011	$(132)
12 months or more	14,647	(17)	1,537	(11)
Total	$66,339	$(169)	$53,548	$(143)

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$6,705,088	$347,653	$6,357,435	$—	$5,187,900	$147,494	$5,040,406	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$72,988	$72,988	$—	$—	$81,982	$81,982	$—	$—
Corporate securities	19,821	—	7,117	12,704	33,555	—	27,025	6,530
Other	645	—	456	189	1,758	—	1,567	191
Total	$93,454	$72,988	$7,573	$12,893	$117,295	$81,982	$28,592	$6,721

As of March 31, 2017 and December 31, 2016, our Level 3 investments consisted predominately of corporate securities.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  For our Level 3 investments, we evaluate, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

Changes in Level 3 instruments were as follows:

Level 3
Investment
Securities
(In thousands)
Balance as of December 31, 2016	$6,721
Net realized and unrealized gains (losses) included in earnings	—
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	6,215
Purchases	—
Settlements	(43)
Issuances	—
Transfers into or out of Level 3	—
Balance as of March 31, 2017	$12,893

During the three months ended March 31, 2017, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months
	Ended March 31,
Other Income (Expense):	2017	2016
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$2,272	$78,653
Derivative financial instruments - net realized and/or unrealized gains (losses)	—	(11,673)
Other	2,473	(63)
Total	$4,745	$66,917

7.Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2017	2016
	(In thousands)
Finished goods	$280,530	$282,569
Work-in-process and service repairs	129,690	129,512
Raw materials	11,292	10,268
Total inventory	$421,512	$422,349

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			March 31,	December 31,
	(In Years)			2017	2016
				(In thousands)
Equipment leased to customers	2	-	5	$2,612,499	$2,720,695
EchoStar XV			15	277,658	277,658
EchoStar XVIII			15	411,255	411,255
D1		N/A		55,000	55,000
T1			15	401,721	401,721
Satellites acquired under capital lease agreements	10	-	15	499,819	499,819
Furniture, fixtures, equipment and other	1	-	10	1,694,127	1,639,051
Buildings and improvements	1	-	40	290,017	288,992
Land			—	14,057	14,057
Construction in progress			—	67,374	88,235
Total property and equipment				6,323,527	6,396,483
Accumulated depreciation				(3,773,268)	(3,742,212)
Property and equipment, net				$2,550,259	$2,654,271

Depreciation and amortization expense consisted of the following:

	For the Three Months
	Ended March 31,
	2017	2016
	(In thousands)
Equipment leased to customers	$136,134	$167,180
Satellites	29,012	21,956
Buildings, furniture, fixtures, equipment and other	39,484	38,430
Total depreciation and amortization	$204,630	$227,566

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of March 31, 2017, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
		Degree	(Years)/Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15
EchoStar XVIII	June 2016	61.5	15

Leased from EchoStar (1):
EchoStar VII (2)	February 2002	119	June 2018
EchoStar IX	August 2003	121	Month to month
EchoStar X (2)	February 2006	110	February 2021
EchoStar XI (2)	July 2008	110	September 2021
EchoStar XII	July 2003	61.5	September 2017
EchoStar XIV (2)	March 2010	119	February 2023
EchoStar XVI (3)	November 2012	61.5	January 2018
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 12 for further information on our Related Party Transactions with EchoStar.
(2)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(3)	We have the option to renew this lease for an additional five-year period. If we exercise our five-year renewal option, we have the option to renew this lease for an additional five years.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
4 5/8% Senior Notes due 2017 (1)	$900,000	$907,551	900,000	$913,887
4 1/4% Senior Notes due 2018	1,200,000	1,223,124	1,200,000	1,228,464
7 7/8% Senior Notes due 2019	1,400,000	1,549,660	1,400,000	1,559,698
5 1/8% Senior Notes due 2020	1,100,000	1,148,400	1,100,000	1,141,866
6 3/4% Senior Notes due 2021	2,000,000	2,167,660	2,000,000	2,178,880
5 7/8% Senior Notes due 2022	2,000,000	2,104,780	2,000,000	2,114,780
5% Senior Notes due 2023	1,500,000	1,512,315	1,500,000	1,500,315
5 7/8% Senior Notes due 2024	2,000,000	2,106,020	2,000,000	2,064,000
2 3/8% Convertible Notes due 2024	1,000,000	1,027,200	—	—
7 3/4% Senior Notes due 2026	2,000,000	2,334,200	2,000,000	2,270,900
3 3/8% Convertible Notes due 2026	3,000,000	3,622,740	3,000,000	3,431,130
Other notes payable	47,328	47,328	47,844	47,844
Subtotal	18,147,328	$19,750,978	17,147,844	$18,451,764
Unamortized debt discount on the Convertible Notes	(989,863)		(752,386)
Unamortized deferred financing costs and other debt discounts, net	(54,539)		(52,704)
Capital lease obligations (2)	132,191		140,885
Total long-term debt and capital lease obligations (including current portion)	$17,235,117		$16,483,639

(1)	Our 4 5/8% Senior Notes due 2017 mature on July 15, 2017.
(2)	Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

2 3/8% Convertible Notes due 2024

On March 17, 2017, we issued $1.0 billion aggregate principal amount of the Convertible Notes due March 15, 2024 in a private placement.  Interest accrues at an annual rate of 2 3/8% and is payable semi-annually in cash, in arrears on March 15 and September 15 of each year, commencing September 15, 2017.

The Convertible Notes due 2024 are:

•	our general unsecured obligations;
•	ranked senior in right of payment to any future indebtedness that is expressly subordinated in right of payment to the Convertible Notes due 2024;
•	ranked equally in right of payment with all of our existing and future unsecured senior indebtedness;
•	ranked effectively junior to any of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness;
•	ranked structurally junior to all indebtedness and other liabilities of our subsidiaries; and
•	not guaranteed by our subsidiaries.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We may not redeem the Convertible Notes due 2024 prior to the maturity date.  If a “fundamental change” (as defined in the related indenture) occurs prior to the maturity date of the Convertible Notes due 2024, holders may require us to repurchase for cash all or part of their Convertible Notes due 2024 at a repurchase price equal to 100% of the principal amount of such Convertible Notes due 2024, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date.

The indenture related to the Convertible Notes due 2024 does not contain any financial covenants and does not restrict us from paying dividends, issuing or repurchasing our other securities, issuing new debt (including secured debt) or repaying or repurchasing our debt.

Subject to the terms of the related indenture, the Convertible Notes due 2024 may be converted at an initial conversion rate of 12.1630 shares of our Class A common stock per $1,000 principal amount of Convertible Notes due 2024 (equivalent to an initial conversion price of approximately $82.22 per share of our Class A common stock) (the “Initial Conversion Rate”), at any time on or after October 15, 2023 through the second scheduled trading day preceding the maturity date.  Holders of the Convertible Notes due 2024 will also have the right to convert the Convertible Notes due 2024 at the Initial Conversion Rate prior to October 15, 2023, but only upon the occurrence of specified events described in the related indenture.  The conversion rate is subject to anti-dilution adjustments if certain events occur.

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the Convertible Notes due 2024 (the “equity component”) from the host debt instrument.  The $252 million initial value of the equity component on the Convertible Notes due 2024 was recorded in “Additional paid-in capital” within “Stockholders’ equity (deficit)” on our Condensed Consolidated Balance Sheets with the offset being recorded as the debt discount.  The resulting debt discount on the Convertible Notes due 2024 is being amortized to interest expense at an effective interest rate of 7% over the seven-year term of the Convertible Notes due 2024.  This interest expense was recorded in “Interest expense, net of amounts capitalized” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

10.Commitments and Contingencies

Commitments

DISH Network Spectrum

We have invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.

700 MHz Licenses.  In 2008, we paid $712 million to acquire certain 700 MHz E Block (“700 MHz”) wireless spectrum licenses, which were granted to us by the FCC in February 2009.  These licenses are subject to certain build-out requirements.  By March 2020, we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “700 MHz Build-Out Requirement”).  If the 700 MHz Build-Out Requirement is not met with respect to any particular E Block license area, our authorization may terminate for the geographic portion of that license area in which we are not providing service.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our licenses to expand our terrestrial operating authority with AWS-4 authority (“AWS-4”).  These licenses are subject to certain build-out requirements.  By March 2020, we are required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Build-Out Requirement”).    If the AWS-4 Build-Out Requirement is not met with respect to any particular individual license, our terrestrial authorization for that license area may terminate.  The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 licenses to allow us to repurpose all 20 MHz of our uplink spectrum (2000-2020 MHz) for terrestrial downlink operations.  On June 1, 2016, we notified the FCC that we had elected to use our AWS-4 uplink spectrum for terrestrial downlink operations, and effective June 7, 2016, the FCC modified our AWS-4 licenses, resulting in all 40 MHz of our AWS-4 spectrum being designated for terrestrial downlink operations.

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

LMDS Licenses.    As a result of the completion of the Share Exchange on February 28, 2017, we acquired from EchoStar certain Local Multipoint Distribution Service (“LMDS”) licenses in four markets: Cheyenne, Kansas City, Phoenix, and San Diego.  The “substantial service” milestone has been met with respect to each of the licenses.  These licenses expire in September 2018 unless they are renewed for an additional ten years.  There can be no assurances that the FCC will renew our licenses.  In addition, through the FCC’s Spectrum Frontiers proceeding, a portion of each of our LMDS licenses will be reassigned to the Upper Microwave Flexible Use Service band (27.5-28.35 GHz), which will allow for a more flexible use of the licenses, including, among other things, 5G mobile operations.

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

Auction 1000.  Auction 1000 began on March 29, 2016 and concluded on March 30, 2017.  On April 13, 2017, the FCC announced that ParkerB.com, a wholly-owned subsidiary of DISH Network, was the winning bidder for certain 600 MHz Licenses with aggregate winning bids totaling approximately $6.2 billion.  On April 27, 2017, ParkerB.com filed an application with the FCC to acquire the 600 MHz Licenses and the FCC’s prohibition on certain communications related to Auction 1000 expired.   On July 1, 2016, we paid $1.5 billion to the FCC as a deposit for Auction 1000.  The remaining balance of our winning bids of approximately $4.7 billion is due May 11, 2017.  We expect to pay the remaining balance from existing cash and marketable investment securities balances.  Issuance of the 600 MHz Licenses to ParkerB.com depends, among other things, upon the FCC’s review and approval of the application filed by ParkerB.com.  Objections to the application filed by ParkerB.com must be submitted to the FCC within ten days following the release by the FCC of the public notice listing the applications that have been found by the FCC to be acceptable for filing.  We cannot predict the timing or the outcome of the FCC’s review of the application filed by ParkerB.com.

600 MHz licenses are subject to certain interim and final build-out requirements.  Within six years after the FCC issues the 600 MHz licenses, the licensee shall provide reliable signal coverage and offer wireless service to at least 40% of the population in each area covered by an individual 600 MHz license (the “600 MHz Interim Build-Out Requirement”).  Within twelve years after the FCC issues the 600 MHz licenses, the licensee shall provide reliable signal coverage and offer wireless service to at least 75% of the population in each area covered by an individual 600 MHz license (the “600 MHz Final Build-Out Requirement”).  If the 600 MHz Interim Build-Out Requirement is not met, the 600 MHz license term and the 600 MHz Final Build-Out Requirement may be accelerated by two years (from twelve years to ten years) for each 600 MHz license area in which the licensee does not meet the requirement.  If the 600 MHz Final Build-Out Requirement is not met, the licensee’s authorization for each 600 MHz license area in which the licensee does not meet the requirement may terminate.  In addition, certain broadcasters will have up to 39 months (ending July 13, 2021) to relinquish their 600 MHz spectrum, which may impact the timing for a licensee’s ability to commence operations using certain 600 MHz licenses.  The FCC will issue the 600 MHz licenses prior to the clearance of the spectrum, and the build-out deadlines are based on the date that the licenses are issued, not the date that the spectrum is cleared.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.  We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to make further investments in the Northstar Entities and the SNR Entities.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of March 31, 2017, the remaining obligation of our guarantee was $174 million.

As of March 31, 2017, we have not recorded a liability on the balance sheet for this guarantee.

Contingencies

Separation Agreement

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  In connection with the Spin-off, we entered into a separation agreement with EchoStar that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and we will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as our acts or omissions following the Spin-off.    On February 28, 2017, we and EchoStar completed the Share Exchange pursuant to which certain assets that were transferred to EchoStar in the Spin-off were transferred back to us.  The Share Exchange Agreement contains additional indemnification provisions between us and EchoStar for certain liabilities and legal proceedings.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey® set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 26, 2015, we and EchoStar filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 233 patent.  The United States Patent and Trademark Office has agreed to institute a proceeding on our petition, as well as on two third-party petitions challenging the validity of certain claims of the 233 patent, and it heard oral argument on January 16, 2016.  On June 1, 2016, the United States Patent and Trademark Office found that all claims asserted against us and the EchoStar parties were unpatentable.  On July 5, 2016, CRFD filed a notice of appeal to the United States Court of Appeals for the Federal Circuit,  which heard oral argument on April 6, 2017.  The litigation in the District Court has been stayed since June 4, 2015 pending resolution of our petition to the United States Patent and Trademark Office.

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

Customedia Technologies, L.L.C.

On February 10, 2016, Customedia Technologies, L.L.C. (“Customedia”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of four patents: United States Patent No. 8,719,090 (the “090 patent”); United States Patent No. 9,053,494 (the “494 patent”); United States Patent No. 7,840,437 (the “437 patent”); and United States Patent No. 8,955,029 (the “029 patent”).  Each patent is entitled “System for Data Management And On-Demand Rental And Purchase Of Digital Data Products.”  Customedia appears to allege infringement in connection with our addressable advertising services, our DISH Anywhere feature, and our Pay-Per-View and video-on-demand offerings.  In December 2016 and January 2017, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents.  Trial has been set for September 5, 2017.  Customedia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  The plaintiff is also seeking enhanced damages under the TCPA for alleged willful or knowing violations.  The Court will decide whether there were any willful or knowing violations, and the Court has discretion to increase the damages by up to three times for any such violations.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial.

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

On February 3, 2016, Grecia filed a new complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of California, alleging infringement of United States Patent No. 8,887,308 (the “308 patent”), which is entitled “Digital Cloud Access—PDMAS Part III,” on which Grecia is also the named inventor.  Grecia alleges that we violate the 308 patent in connection with our DISH Anywhere feature.  On July 29, 2016, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 308 patent.  On January 19, 2017, the United States Patent and Trademark Office declined to institute a proceeding on our petition.  The litigation in the District Court, which had been stayed since June 13, 2016 pending resolution of DISH Network L.L.C.’s petition to the United States Patent and Trademark Office, was further stayed on February 23, 2017 pending a claim construction order from the United States District Court for the Southern District of New York in a separate action in which Grecia is asserting the same patent.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Our Board of Directors established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its business judgment that it is in the best interests of the Company not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  In an order entered on September 18, 2015, the Court granted the Special Litigation Committee’s motion to defer to the Special Litigation Committee’s October 24, 2014 report, including its finding that dismissal of the action is in the best interest of the Company.  The Court also held that, in light of granting the motion to defer, the pending motions to dismiss filed by the individual defendants were denied without prejudice as moot.  On October 12, 2015, Jacksonville PFPF filed a notice of appeal to the Supreme Court of Nevada, and the appeal is now fully briefed.  Oral argument on the appeal has been tentatively set for June 5, 2017.   We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Michael Heskiaoff, Marc Langenohl, and Rafael Mann

On July 10, 2015, Messrs. Michael Heskiaoff and Marc Langenohl, purportedly on behalf of themselves and all others similarly situated, filed suit against our subsidiary Sling Media, Inc. (now known as “Sling Media L.L.C.,” which we acquired as a result of the completion of the Share Exchange on February 28, 2017) in the United States District Court for the Southern District of New York.  The complaint alleges that Sling Media Inc.’s display of advertising to its customers violates a number of state statutes dealing with consumer deception.  On September 25, 2015, the plaintiffs filed an amended complaint, and Mr. Rafael Mann, purportedly on behalf of himself and all others similarly situated, filed an additional complaint alleging similar causes of action.  On November 16, 2015, the cases were consolidated.  On August 12, 2016, the Court granted our motion to dismiss the consolidated case.  On September 12, 2016, the plaintiffs moved the Court for leave to file an amended complaint, which we opposed.  On March 22, 2017, the Court denied the plaintiffs’ motion for leave to file an amended complaint and entered judgment in favor of Sling Media L.L.C.  On April 17, 2017, the plaintiffs filed a notice of appeal.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C.; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During August 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 456 patent, and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions.  On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines.    On January 30, 2017, the United States Patent and Trademark Office issued its final written decisions on our petitions, invalidating all claims of the 456 patent that were asserted in the litigation.  On April 3, 2017, TQ Beta filed a notice of appeal.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TQ Delta, LLC

On July 17, 2015, TQ Delta, LLC (“TQ Delta”) filed a complaint against us and our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C. in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 6,961,369 (the “369 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 8,718,158 (the “158 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 9,014,243 (the “243 patent”), which is entitled “System and Method for Scrambling Using a Bit Scrambler and a Phase Scrambler”; United States Patent No.7,835,430 (the “430 patent”), which is entitled “Multicarrier Modulation Messaging for Frequency Domain Received Idle Channel Noise Information”; United States Patent No. 8,238,412 (the “412 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; United States Patent No. 8,432,956 (the “956 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; and United States Patent No. 8,611,404 (the “404 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability.”  On September 9, 2015, TQ Delta filed a first amended complaint that added allegations of infringement of United States Patent No. 9,094,268 (the “268 patent”), which is entitled “Multicarrier Transmission System With Low Power Sleep Mode and Rapid-On Capability.”  On May 16, 2016, TQ Delta filed a second amended complaint that added EchoStar Corporation and its wholly-owned subsidiary EchoStar Technologies L.L.C. as defendants.  TQ Delta alleges that our satellite TV service, Internet service, set-top boxes, gateways, routers, modems, adapters and networks that operate in accordance with one or more Multimedia over Coax Alliance Standards infringe the asserted patents.  TQ Delta has filed actions in the same court alleging infringement of the same patents against Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc.  TQ Delta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial has been set for November 13, 2017.  On July 14, 2016, TQ Delta stipulated to dismiss with prejudice all claims related to the 369 patent and the 956 patent.  On July 20, 2016, we filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims of the 404 patent and the 268 patent that have been asserted against us.  Third parties have filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims that have been asserted against us in the action.  On November 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on the third-party petitions related to the 158 patent, the 243 patent, the 412 patent and the 430 patent.    On December 20, 2016, pursuant to a stipulation of the parties, the Court stayed the case until the resolution of all petitions to the United States Patent and Trademark Office challenging the validity of all of the patent claims at issue.  On January 19, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 430 and 158 patents.  On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent.  On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman and Chief Executive Officer) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action.  The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless.  The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules.  Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA.  Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.  On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia issues its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C.  See “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses”  above for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The total assets, revenue and operating income by segment were as follows:

	As of
	March 31,	December 31,
	2017	2016
	(In thousands)
Total assets:
Pay-TV and Broadband	$28,365,527	$26,980,276
Wireless	18,041,035	17,814,382
Eliminations	(16,958,363)	(16,880,366)
Total assets	$29,448,199	$27,914,292

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Three Months
	Ended March 31,
	2017	2016
	(In thousands)
Revenue:
Pay-TV and Broadband	$3,680,361	$3,827,474
Wireless	—	—
Eliminations	—	—
Total revenue	$3,680,361	$3,827,474

Operating income (loss):
Pay-TV and Broadband	$621,665	$601,277
Wireless	(14,345)	(17,859)
Eliminations	—	—
Total operating income (loss)	$607,320	$583,418

Geographic Information.  Revenue is attributed to geographic regions based upon the location where the goods and services are provided.  All subscriber-related revenue was derived from the United States.  Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months
	Ended March 31,
Revenue:	2017	2016
	(In thousands)
United States	$3,670,764	$3,791,286
Canada and Mexico	9,597	36,188
Total revenue	$3,680,361	$3,827,474

12.Related Party Transactions

Related Party Transactions with EchoStar

Following the Spin-off, we and EchoStar have operated as separate publicly-traded companies and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman and Chief Executive Officer, and by certain trusts established by Mr. Ergen for the benefit of his family.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  In connection with the Share Exchange, we and EchoStar and certain of their subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  In addition, certain agreements that we had with EchoStar have terminated, and we entered into certain new agreements with EchoStar.  As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Condensed Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.   Intercompany transactions between the Transferred Businesses and us, including, among others, the sale of set-top boxes and broadcast services from EchoStar to us, have been eliminated to the extent possible, including the margin EchoStar received on those sales. See Note 2 for further information.  We also may enter into additional agreements with EchoStar in the future.  The following is a summary of the terms of our principal agreements with EchoStar that may have an impact on our financial condition and results of operations.

“Trade accounts receivable”

As of March 31, 2017 and December 31, 2016, trade accounts receivable from EchoStar was $2 million and $2 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of March 31, 2017 and December 31, 2016, trade accounts payable to EchoStar was $257 million and $276 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended March 31, 2017 and 2016, we received $1 million and less than $1 million, respectively, for services and other revenue from EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

•

90 Inverness Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in December 2022.  EchoStar has the option to renew this lease for four three-year periods.

•

Cheyenne Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in March 2019.  EchoStar has the option to renew this lease for thirteen one-year periods.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•

Gilbert Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 801 N. DISH Dr., Gilbert, Arizona for a period ending in March 2019.  EchoStar has the option to renew this lease for thirteen one-year periods.

•

American Fork Occupancy License Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, we acquired the lease for certain space at 796 East Utah Valley Drive, American Fork, Utah, and we sublease certain space at this location to EchoStar for a period ending in August 2017.

Collocation and Antenna Space Agreements.  In connection with the completion of the Share Exchange, effective March 1, 2017, we entered into certain agreements pursuant to which we will provide certain collocation and antenna space to EchoStar through March 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; and Englewood, Colorado.  EchoStar may terminate any of these agreements with 180 days’ prior written notice to us.  The fees for the services provided under these agreements depend, among other things, on the number of racks leased and/or antennas present at the location.

“Subscriber-related expenses”

During the three months ended March 31, 2017 and 2016, we incurred $19 million and $24 million, respectively, for subscriber-related expenses from EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

For the three months ended March 31, 2017 and 2016, we purchased broadband equipment from HNS of zero and $3 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  See “Hughes Broadband Master Services Agreement” below.

“Satellite and transmission expenses”

For the three months ended March 31, 2017 and 2016, we incurred expenses of $89 million and $90 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  EchoStar is a supplier of the vast majority of our transponder capacity.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellite Capacity Leased from EchoStar. We have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  See “Pay-TV Satellites” in Note 8 for further information.  The term of each lease is set forth below:

•

EchoStar VII, X, XI and XIV.  On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar VII, X, XI and XIV satellites.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

•

EchoStar IX.  We lease certain satellite capacity from EchoStar on EchoStar IX.  Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis.

•

EchoStar XII.  The lease for EchoStar XII generally terminates upon the earlier of:  (i) the end-of-life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  This lease expires in September 2017, and we do not expect to renew this lease.

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

“General and administrative expenses”

During the three months ended March 31, 2017 and 2016, we incurred $3 million and $4 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

•

Cheyenne Lease Agreement.    The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.  In connection with the completion of the Share Exchange, EchoStar transferred ownership of a portion of this property to us, and, effective March 1, 2017, we and EchoStar amended this lease agreement to (i) terminate the lease of certain space at the portion of the property that was transferred to us and (ii) provide for the continued lease to us of certain space at the portion of the property that EchoStar retained.

•

100 Inverness Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, we lease certain space from EchoStar at 100 Inverness Circle East, Englewood, Colorado for a period ending in December 2020.  This agreement may be terminated by either party upon 180 days’ prior notice.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement renewed on January 1, 2017 for an additional one-year period until January 1, 2018 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.  In connection with the completion of the Share Exchange on February 28, 2017, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Share Exchange Agreement.  Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

We and EchoStar file combined income tax returns in certain states.  In 2015 and 2014, EchoStar earned and recognized a tax benefit for certain state income tax credits that EchoStar estimates it would be unable to utilize in the future if it had filed separately from us.  In addition, EchoStar earned and recognized tax benefits for certain federal income tax credits, a portion of which were allocated to us under IRS rules for affiliated companies.  We expect to utilize these tax credits to reduce our federal and state income tax payable in the future.  In accordance with accounting rules that apply to transfers of assets between entities under common control, we recorded a capital contribution of less than $1 million in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets for the year ended December 31, 2016 representing the amount that we estimate is more likely than not to be realized by us as a result of our utilization of these tax credits earned.  Any payments made to EchoStar related to the utilization of these credits will be recorded as a reduction to “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Tax Matters Agreement.  In connection with the completion of the Share Exchange, we and EchoStar entered into a Tax Matters Agreement, which governs certain rights, responsibilities and obligations with respect to taxes of the Transferred Businesses pursuant to the Share Exchange.  Generally, EchoStar is responsible for all tax returns and tax liabilities for the Transferred Businesses for periods prior to the Share Exchange, and we are responsible for all tax returns and tax liabilities for the Transferred Businesses from and after the Share Exchange.  Both we and EchoStar have made certain tax-related representations and are subject to various tax-related covenants after the consummation of the Share Exchange.  Both we and EchoStar have agreed to indemnify each other if there is a breach of any such tax representation or violation of any such tax covenant and that breach or violation results in the Share Exchange not qualifying for tax free treatment for the other party.  In addition, we have agreed to indemnify EchoStar if the Transferred Businesses are acquired, either directly or indirectly (e.g., via an acquisition of us), by one or more persons and such acquisition results in the Share Exchange not qualifying for tax free treatment.  The Tax Matters Agreement supplements the Tax Sharing Agreement described above, which continues in full force and effect.

TiVo.  On April 29, 2011, we and EchoStar entered into a settlement agreement with TiVo Inc. (“TiVo”).  The settlement resolved all pending litigation between us and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH digital video recorders, or DVRs.  Under the settlement agreement, all pending litigation was dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or EchoStar were dissolved.  We and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from us, we made the initial payment to TiVo in May 2011, except for the contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between us and EchoStar based on historical sales of certain licensed products, with us being responsible for 95% of each annual payment.  Pursuant to the Share Exchange Agreement, we will be responsible for EchoStar’s allocation of the final payment to TiVo.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Invidi.   In November 2010 and April 2011, EchoStar made investments in Invidi in exchange for shares of Invidi’s Series D Preferred Stock.  In November 2016, we, DIRECTV, LLC, a wholly-owned indirect subsidiary of AT&T Inc., and Cavendish Square Holding B.V., an affiliate of WPP plc, entered into a series of agreements to acquire Invidi.  As a result of the transaction, EchoStar sold its ownership interest in Invidi on the same terms offered to the other shareholders of Invidi.  The transaction closed in January 2017.

Hughes Broadband Master Services Agreement.   During March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC will, among other things: (i) have the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) install Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  The MSA has an initial term of 5 years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.  For the three months ended March 31, 2017, we purchased broadband equipment from HNS of $7 million under this agreement.

Employee Matters Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, we and EchoStar entered into an Employee Matters Agreement that addresses the transfer of employees from EchoStar to us, including certain benefit and compensation matters and the allocation of responsibility for employee-related liabilities relating to current and past employees of the Transferred Businesses.  We assumed employee-related liabilities relating to the Transferred Businesses as part of the Share Exchange, except that EchoStar will be responsible for certain existing employee-related litigation as well as certain pre-Share Exchange compensation and benefits for employees transferring to us in connection with the Share Exchange.

Intellectual Property and Technology License Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, we and EchoStar entered into an Intellectual Property and Technology License Agreement (“IPTLA”), pursuant to which we and EchoStar license to each other certain intellectual property and technology.  The IPTLA will continue in perpetuity, unless mutually terminated by the parties.  Pursuant to the IPTLA, EchoStar granted to us a license to its intellectual property and technology for use by us in connection with our continued operation of the Transferred Businesses acquired pursuant to the Share Exchange Agreement, including a limited license to use the “ECHOSTAR” trademark during a transition period.  EchoStar retains full ownership of the “ECHOSTAR” trademark.  In addition, we granted a license back to EchoStar for the continued use of all intellectual property and technology transferred to us pursuant to the Share Exchange Agreement that is used in EchoStar’s retained businesses.

Related Party Transactions with NagraStar L.L.C.

As a result of the completion of the Share Exchange on February 28, 2017, we own a 50% interest in NagraStar, a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.  Certain payments related to NagraStar are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, certain other payments are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  We record all payables in “Trade accounts payable” or “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Our investment in NagraStar is accounted for using the equity method.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months
	Ended March 31,
	2017	2016
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$17,779	$25,498

	As of
	March 31,	December 31,
	2017	2016
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$17,589	$18,597
Commitments to NagraStar	$3,090	$2,716

Related Party Transactions with Dish Mexico

Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) is an entity that provides direct-to-home satellite services in Mexico, which is owned 49.0% by EchoStar.  We provide certain broadcast services and sell hardware such as digital set-top boxes and related components to Dish Mexico, which are recorded in “Equipment sales and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The table below summarizes our transactions with Dish Mexico:

	For the Three Months
	Ended March 31,
	2017	2016
	(In thousands)
Sales:
Digital receivers and related components	$871	$22,554
Uplink services	$1,023	$1,009

	As of
	March 31,	December 31,
	2017	2016
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$1,821	$13,516

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Item 1A. Risk Factors.”  Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

Overview

Our business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value.  We promote our pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers.

As the pay-TV industry is mature, our strategy has included an increased emphasis on acquiring and retaining higher quality subscribers, even if it means that we will acquire and retain fewer overall subscribers.  We evaluate the quality of subscribers based upon a number of factors, including, among others, profitability.  Our Pay-TV subscriber base has been declining due to, among other things, this strategy.  There can be no assurance that our Pay-TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.

Our current revenue and profit is primarily derived from providing pay-TV and broadband services to our subscribers.  We also generate revenue from equipment rental fees and other hardware related fees, including fees for DVRs, fees for broadband equipment, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners; advertising services; fees earned from our in-home service operations; and sales of digital receivers and related components to third-party pay-TV providers.  Our most significant expenses are subscriber-related expenses, which are primarily related to programming, subscriber acquisition costs and depreciation and amortization.

Financial Highlights

2017 First Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.680 billion
•	Pay-TV ARPU of $86.55
•	Net income attributable to DISH Network of $376 million and basic and diluted earnings per share of common stock of $0.81 and $0.76, respectively.
•	Gross new Pay-TV subscriber activations of approximately 547,000
•	Pay-TV SAC of $590
•	Loss of approximately 143,000 net Pay-TV subscribers
•	Pay-TV churn rate of 1.69%
•	Loss of approximately 25,000 net broadband subscribers

Consolidated Financial Condition as of March 31, 2017

•	Cash, cash equivalents and current marketable investment securities of $6.803 billion
•	Total assets of $29.448 billion
•	Total long-term debt and capital lease obligations of $17.235 billion

Business Segments

We currently operate two primary business segments:  (1) Pay-TV and Broadband and (2) Wireless.

Pay-TV and Broadband

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  We had 13.528 million Pay-TV subscribers in the United States as of March 31, 2017and are the nation’s fourth largest pay-TV provider.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper® whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

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

In addition, we bundle broadband and telephone services with our DISH branded pay-TV services.  As of March 31, 2017, we had 0.555 million broadband subscribers in the United States.  We market our wireline and satellite broadband services under the dishNET™ brand.  Our dishNET satellite broadband service has utilized advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide,  primarily targeting rural residents that are underserved, or unserved, by wireline broadband.  Recently, satellite capacity constraints have limited our ability to expand satellite broadband services in certain geographic areas.  However, new satellite launches by Hughes, including EchoStar XIX which was launched on December 18, 2016, and ViaSat are expected to provide additional capacity starting in 2017.  During the first quarter 2017, we decided to transition our wholesale arrangement with Hughes to an authorized representative arrangement and entered into a master service agreement (the “MSA”) with Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes, pursuant to which we will, among other things: (i) have the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) install Hughes service equipment with respect to activations generated by us.  While broadband subscriber activations generated by us under the MSA are not included in our Broadband subscriber count, under the MSA, HNS will make certain payments to us for each Hughes service activation generated and installation performed by us, and we will not have to incur subscriber acquisition costs for these subscribers.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further information.    As a result of the MSA with Hughes, we are no longer marketing dishNET satellite broadband services provided on a wholesale basis by Hughes, and our Broadband subscriber count related to the Hughes service will decline through customer attrition.

As a result of the completion of the Share Exchange, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.

Share Exchange Agreement

On February 28, 2017, we and EchoStar and certain of our respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplinking services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (“HSSC”) (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of HNS.  In connection with the Share Exchange, we and EchoStar and certain of their subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.    See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further information.

As the Share Exchange was a transaction between entities that are under common control accounting rules require that our Condensed Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock is recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

The table below includes preliminary unaudited supplemental pro forma information of our quarterly results of operations and certain key metrics as if the results of the Transferred Businesses were included for the year ended December 31, 2016:

	For the Three Months Ended
Quarterly Pro Forma Information - 2016	March 31	June 30	September 30	December 31
	(In thousands)
Subscriber-related revenue	$3,775,478	$3,826,216	$3,731,528	$3,700,717
Equipment sales and other revenue	51,996	38,376	35,943	52,048
Total revenue	3,827,474	3,864,592	3,767,471	3,752,765
Subscriber-related expenses	2,230,249	2,249,260	2,225,138	2,208,977
Satellite and transmission expenses	168,581	175,626	179,523	186,990
Cost of sales - equipment and other	40,266	28,245	22,779	42,612
Subscriber acquisition costs	376,393	349,449	402,665	327,985
General and administrative expenses	201,001	182,144	190,708	183,249
Depreciation and amortization	227,566	239,586	223,997	230,053
Total costs and expenses	3,244,056	3,224,310	3,244,810	3,179,866
Operating income (loss)	$583,418	$640,282	$522,661	$572,899

Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$625	$756	$620	$525

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

Auction 1000.  The broadcast incentive auction in the 600 MHz frequency range (“Auction 1000”) began on March 29, 2016 and concluded on March 30, 2017.  On April 13, 2017, the FCC announced that ParkerB.com Wireless L.L.C. (“ParkerB.com”), a wholly-owned subsidiary of DISH Network, was the winning bidder for 486 wireless spectrum licenses (the “600 MHz Licenses”) with aggregate winning bids totaling approximately $6.2 billion.  On April 27, 2017, ParkerB.com filed an application with the FCC to acquire the 600 MHz Licenses and the FCC’s prohibition on certain communications related to Auction 1000 expired.   On July 1, 2016, we paid $1.5 billion to the FCC as a deposit for Auction 1000.  The remaining balance of our winning bids of approximately $4.7 billion is due May 11, 2017.  We expect to pay the remaining balance from existing cash and marketable investment securities balances.  Issuance of the 600 MHz Licenses to ParkerB.com depends, among other things, upon the FCC’s review and approval of the application filed by ParkerB.com.  Objections to the application filed by ParkerB.com must be submitted to the FCC within ten days following the release by the FCC of the public notice listing the applications that have been found by the FCC to be acceptable for filing.  We cannot predict the timing or the outcome of the FCC’s review of the application filed by ParkerB.com.

See Note 10 “Commitments and Contingencies — DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through our wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), we have made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets.  Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.  See Note 10 “Commitments and Contingencies — DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Many of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers, including bundled offers combining broadband, video and/or wireless services and other promotional offers.  Certain competitors have been able to subsidize the price of video services with the price of broadband and/or wireless services.  In addition, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate continue to be negatively impacted by stricter customer acquisition and retention policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring and retaining higher quality subscribers.

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

We implement new marketing promotions from time to time that are intended to increase our gross new Pay-TV subscriber activations.  During 2015 and early 2016, we launched various marketing promotions offering certain DISH branded pay-TV programming packages without a price increase for a limited time period.  During the third quarter 2016, we launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of eight themed add-on channel packs, which include local broadcast networks and kids, national and regional sports and general entertainment programming.  Subscribers can also add or remove additional channel packs to best suit their entertainment needs.  During 2017, we launched “Tuned In To You” and the accompanying “Spokeslistener” campaign.  While we plan to implement these and other new marketing efforts, there can be no assurance that we will ultimately be successful in increasing our gross new Pay-TV subscriber activations.  Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

Our Pay-TV subscriber base has been declining due to, among other things, the factors described above.  There can be no assurance that our Pay-TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

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

Changes in our Technology

We have been deploying DBS receivers that utilize 8PSK modulation technology with MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow improved broadcast efficiency, and therefore allow increased programming capacity.  Many of our customers today, however, do not have DBS receivers that use MPEG-4 compression technology.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new DBS receivers have MPEG-4 compression with 8PSK modulation technology.

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

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to independent third-party retailers and other independent third-party distributors of our equipment,  sales of digital receivers and related components to third-party pay-TV providers and revenue from services and other agreements with EchoStar.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” includes the cost of leasing satellite and transponder capacity from EchoStar and the cost of telemetry, tracking and control and other professional services provided to us by EchoStar.   “Satellite and transmission expenses” also includes the cost of digital broadcast operations, executory costs associated with capital leases and costs associated with transponder leases and other related services.  In addition, “Satellite and transmission expenses” includes costs associated with our Sling TV services including, among other things, streaming delivery technology and infrastructure.

Cost of sales - equipment and other.  “Cost of sales - equipment and other” primarily includes the cost of non-subsidized sales of DBS accessories to independent third-party retailers and other independent third-party distributors of our equipment,  costs associated with sales of digital receivers and related components to third-party pay-TV providers and costs related to services and other agreements with EchoStar.

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

Pay-TV subscribers.    We include customers obtained through direct sales, independent third-party retailers and other independent third-party distribution relationships in our Pay-TV subscriber count.  We also provide DISH branded pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our Flex Pack programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.  Sling branded pay-TV subscribers receiving service for no charge, under certain new subscriber promotions, are excluded from our Pay-TV subscriber count.  Sling branded pay-TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  For customers who subscribe to both our DISH branded pay-TV service and our Sling branded pay-TV services, each subscription is counted as a separate Pay-TV subscriber.

Broadband subscribers.  We include customers who subscribe to either our satellite broadband service or our wireline broadband service under the dishNET brand as Broadband subscribers.  Each broadband customer is counted as one Broadband subscriber, regardless of whether they are also a Pay-TV subscriber.  A subscriber of both our Pay-TV and broadband services is counted as one Pay-TV subscriber and one Broadband subscriber.    Broadband subscriber activations generated by us under the MSA with Hughes are not included in our Broadband subscriber count.

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

Free cash flow.    We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment” and “Capitalized interest related to FCC authorizations,” as shown on our Condensed Consolidated Statements of Cash Flows.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016.

	For the Three Months Ended March 31,		Variance
Statements of Operations Data	2017	2016	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,644,086	$3,775,478	$(131,392)	(3.5)
Equipment sales and other revenue	36,275	51,996	(15,721)	(30.2)
Total revenue	3,680,361	3,827,474	(147,113)	(3.8)

Costs and Expenses:
Subscriber-related expenses	2,243,187	2,230,249	12,938	0.6
% of Subscriber-related revenue	61.6%	59.1%
Satellite and transmission expenses	176,182	168,581	7,601	4.5
% of Subscriber-related revenue	4.8%	4.5%
Cost of sales - equipment and other	27,973	40,266	(12,293)	(30.5)
Subscriber acquisition costs	290,034	376,393	(86,359)	(22.9)
General and administrative expenses	131,035	201,001	(69,966)	(34.8)
% of Total revenue	3.6%	5.3%
Depreciation and amortization	204,630	227,566	(22,936)	(10.1)
Total costs and expenses	3,073,041	3,244,056	(171,015)	(5.3)

Operating income (loss)	607,320	583,418	23,902	4.1

Other Income (Expense):
Interest income	14,292	3,954	10,338	*
Interest expense, net of amounts capitalized	(29,170)	(705)	(28,465)	*
Other, net	4,745	66,917	(62,172)	(92.9)
Total other income (expense)	(10,133)	70,166	(80,299)	*

Income (loss) before income taxes	597,187	653,584	(56,397)	(8.6)
Income tax (provision) benefit, net	(207,112)	(241,640)	34,528	14.3
Effective tax rate	34.7%	37.0%
Net income (loss)	390,075	411,944	(21,869)	(5.3)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	14,360	12,053	2,307	19.1
Net income (loss) attributable to DISH Network	$375,715	$399,891	$(24,176)	(6.0)

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.528	13.874	(0.346)	(2.5)
Pay-TV subscriber additions, gross (in millions)	0.547	0.657	(0.110)	(16.7)
Pay-TV subscriber additions (losses), net (in millions)	(0.143)	(0.023)	(0.120)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.69%	1.63%	0.06%	3.7
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$590	$625	$(35)	(5.6)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$86.55	$87.94	$(1.39)	(1.6)
Broadband subscribers, as of period end (in millions)	0.555	0.628	(0.073)	(11.6)
Broadband subscriber additions, gross (in millions)	0.027	0.056	(0.029)	(51.8)
Broadband subscriber additions (losses), net (in millions)	(0.025)	0.005	(0.030)	*
EBITDA	$802,335	$865,848	$(63,513)	(7.3)

* Percentage is not meaningful.

Pay-TV subscribers.    We lost approximately 143,000 net Pay-TV subscribers during the three months ended March 31, 2017, compared to the loss of approximately 23,000 net Pay-TV subscribers during the same period in 2016.  The increase in net Pay-TV subscriber losses during the three months ended March 31, 2017 compared to the same period in 2016 primarily resulted from lower gross new Pay-TV subscriber activations and a higher Pay-TV churn rate.

During the three months ended March 31, 2017, we activated approximately 547,000 gross new Pay-TV subscribers compared to approximately 657,000 gross new Pay-TV subscribers during the same period in 2016, a decrease of 16.7%.    This decrease in our gross new Pay-TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers.  This decrease was partially offset by an increase in Sling branded pay-TV subscriber activations during 2017.

Our Pay-TV churn rate for the three months ended March 31, 2017 was 1.69% compared to 1.63% for the same period in 2016.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.  As part of our increased emphasis on retaining higher quality subscribers, we have been more selective in issuing retention credits, which has had a negative impact on our Pay-TV churn rate.

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

Broadband subscribers.    We lost approximately 25,000 net Broadband subscribers during the three months ended March 31, 2017 compared to the addition of approximately 5,000 net Broadband subscribers during the same period in 2016.  The net Broadband subscriber losses during the three months ended March 31, 2017 primarily resulted from lower gross new Broadband subscriber activations and a higher number of customer disconnects.  During the three months ended March 31, 2017 and 2016, we activated approximately 27,000 and 56,000 gross new Broadband subscribers, respectively.  Gross new Broadband subscriber activations declined primarily due to stricter customer acquisition policies, including an increased emphasis on acquiring higher quality subscribers, lower gross Pay-TV subscriber activations and satellite capacity constraints in certain geographic areas.  Customer disconnects have been negatively impacted, in part, by our increased emphasis on retaining higher quality subscribers, which includes, among other things, being more selective in issuing retention credits.  As a result of the MSA with Hughes, we are no longer marketing dishNET broadband satellite services provided on a wholesale basis by Hughes, and our Broadband subscriber count related to the Hughes service will decline through customer attrition.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.644 billion for the three months ended March 31, 2017, a decrease of $131 million or 3.5% compared to the same period in 2016.  The change in “Subscriber-related revenue” from the same period in 2016 was primarily related to a lower average Pay-TV subscriber base and the decrease in Pay-TV ARPU discussed below.  Included in “Subscriber-related revenue” was $108 million and $116 million of revenue related to our broadband services for the three months ended March 31, 2017 and 2016, respectively, representing 3.0% and 3.1% of our total “Subscriber-related revenue,” respectively.

Pay-TV ARPU.  Pay-TV ARPU was $86.55 during the three months ended March 31, 2017 versus $87.94 during the same period in 2016.  The $1.39 or 1.6% decrease in Pay-TV ARPU was primarily attributable to a shift in DISH branded pay-TV programming package mix and an increase in Sling branded pay-TV subscribers.  Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscribers during 2017 had a negative impact on Pay-TV ARPU.  We expect this trend to continue. These decreases were partially offset by DISH branded pay-TV programming package price increases in February 2017 and 2016.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.243 billion during the three months ended March 31, 2017, an increase of $13 million or 0.6% compared to the same period in 2016.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs per subscriber, partially offset by a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  Included in “Subscriber-related expenses” was $65 million and $70 million of expense related to our broadband services for the three months ended March 31, 2017 and 2016, respectively.  “Subscriber-related expenses” represented 61.6% and 59.1% of “Subscriber-related revenue” for the three months ended March 31, 2017 and 2016, respectively.  The increase in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $290 million during the three months ended March 31, 2017, a decrease of $86 million or 22.9% compared to the same period in 2016.  This change was primarily attributable to fewer gross new Pay-TV subscriber activations, a decrease in Pay-TV SAC, discussed below, and a decrease in expense related to our Broadband subscriber activations.  Included in “Subscriber acquisition costs” was $10 million and $24 million of expenses related to our broadband services for the three months ended March 31, 2017 and 2016, respectively.

Pay-TV SAC.  Pay-TV SAC was $590 during the three months ended March 31, 2017 compared to $625 during the same period in 2016, a decrease of $35 or 5.6%.  This change was primarily attributable to an increase in Sling branded pay-TV subscriber activations, partially offset by an increase in advertising costs per activation.  Subscriber acquisition costs for Sling branded pay-TV subscribers are significantly lower than those for DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscriber activations during 2017 had a positive impact on Pay-TV SAC.  We expect this trend to continue.

During the three months ended March 31, 2017 and 2016, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $42 million and $58 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations, discussed above.

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

General and administrative expenses.  “General and administrative expenses” totaled $131 million during the three months ended March 31, 2017, a $70 million or 34.8% decrease compared to the same period in 2016.  This decrease was primarily driven by the positive impact of litigation settlements during 2017 and a decrease in costs to support DISH Network.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $205 million during the three months ended March 31, 2017, a $23 million or 10.1% decrease compared to the same period in 2016.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH branded pay-TV subscribers.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $29 million during the three months ended March 31, 2017,  an increase of $28 million compared to the same period in 2016.  This increase was primarily related to interest expense associated with the issuance of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”) and our 7 3/4% Senior Notes due 2026, partially offset by an increase of $45 million in capitalized interest principally associated with wireless spectrum.  In addition, in the event that the 600 MHz Licenses in Auction 1000 for which we were the winning bidder are ultimately issued to us by the FCC, the addition of the carrying amount of these licenses, together with the carrying amount of current wireless spectrum licenses, will exceed the amount of long-term debt and capital lease obligations on our Condensed Consolidated Balance Sheets as of March 31, 2017.  Therefore, we expect that materially all of our interest expense will be capitalized in future periods.     See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net.  “Other, net” income was $5 million during the three months ended March 31, 2017, a decrease of $62 million or 92.9% compared to the same period in 2016.  This change resulted from a decrease in net realized and/or unrealized gains on our marketable investment securities and derivative financial instruments.  See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $802 million during the three months ended March 31, 2017, a decrease of $64 million or 7.3% compared to the same period in 2016.  EBITDA for the three months ended March 31, 2016 was positively impacted by “Other, net” income of $67 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
EBITDA	$802,335	$865,848
Interest, net	(14,878)	3,249
Income tax (provision) benefit, net	(207,112)	(241,640)
Depreciation and amortization	(204,630)	(227,566)
Net income (loss) attributable to DISH Network	$375,715	$399,891

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

Income tax (provision) benefit, net.  Our income tax provision was $207 million during the three months ended March 31, 2017,  a decrease of $35 million compared to the same period in 2016.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes,” and a decrease in our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities.  As of March 31, 2017, our cash, cash equivalents and current marketable investment securities totaled $6.803 billion compared to $5.360 billion as of December 31, 2016, an increase of $1.443 billion.  This increase in cash, cash equivalents and current marketable investment securities primarily resulted from approximately $994 million in net proceeds from the issuance of our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024”) and cash generated from operating activities of $937  million.  These amounts were partially offset by capital expenditures of $397  million (including capitalized interest related to FCC authorizations).

Cash Flow

The following discussion highlights our cash flow activities during the three months ended March 31, 2017.

Cash flows from operating activities

For the three months ended March 31, 2017, we reported “Net cash flows from operating activities” of $937 million primarily attributable to $742 million of net income adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments” and “Deferred tax expense (benefit).”  In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments including income taxes.

Cash flows from investing activities

For the three months ended March 31, 2017, we reported outflows from “Net cash flows from investing activities” of $463  million primarily related to capital expenditures of $397 million (including capitalized interest related to FCC authorizations) and a $91 million purchase of a strategic investment, partially offset by $20 million in net sales of marketable investment securities.  The capital expenditures included $283 million of capitalized interest related to FCC authorizations, $78 million for new and existing Pay-TV subscriber equipment, $1 million for new and existing Broadband subscriber equipment and $35 million of other corporate capital expenditures.

Cash flows from financing activities

For the three months ended March 31, 2017, we reported “Net cash flows from financing activities” of $984  million primarily related to approximately $994  million in net proceeds from the issuance of the Convertible Notes due 2024.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Three Months
	Ended March 31,
	2017	2016
	(In thousands)
Free cash flow	$539,271	$541,476
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	397,496	386,560
Net cash flows from operating activities	$936,767	$928,036

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

Subscriber Base

We lost approximately 143,000 net Pay-TV subscribers during the three months ended March 31, 2017, compared to the loss of approximately 23,000 net Pay-TV subscribers during the same period in 2016.  The increase in net Pay-TV subscriber losses during the three months ended March 31, 2017 compared to the same period in 2016 primarily resulted from lower gross new Pay-TV subscriber activations and a higher Pay-TV churn rate.  See “Results of Operations” above for further information.

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

Covenants and Restrictions Related to our Long-Term Debt

We are subject to the covenants and restrictions set forth in the indentures related to our long-term debt.  In particular, the indentures related to our outstanding senior notes issued by DISH DBS Corporation (“DISH DBS”) contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:  (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets.  Should we fail to comply with these covenants, all or a portion of the debt under the senior notes and our other long-term debt could become immediately payable.  The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur.  In addition, the Convertible Notes due 2026 and the Convertible Notes due 2024 provide that, if a “fundamental change” (as defined in the related indenture) occurs, holders may require us to repurchase for cash all or part of their Convertible Notes due 2026 and their Convertible Notes due 2024.  As of the date of filing of this Quarterly Report on Form 10-Q, we and DISH DBS were in compliance with the covenants and restrictions related to our respective long-term debt.

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

Obligations and Future Capital Requirements

We expect to fund our future working capital, capital expenditures and debt service requirements from cash generated from operations, existing cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital.  The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.  The majority of our capital expenditures for 2017, with the exception of the commercialization of our existing wireless spectrum licenses and purchase of additional wireless spectrum licenses discussed below, are expected to be driven by the costs associated with subscriber premises equipment and capital expenditures for our satellite-related obligations.  These expenditures are necessary to operate and maintain our Pay-TV services.  Consequently, we consider them to be non-discretionary.  The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives that may arise from time to time.  Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time, and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty.  Our Pay-TV subscriber base has been declining and there can be no assurance that our Pay-TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our cash flow.  These factors, including a reduction in our available future cash flows, could require that we raise additional capital in the future.

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

Auction 1000.  Auction 1000 began on March 29, 2016 and concluded on March 30, 2017.  On April 13, 2017, the FCC announced that ParkerB.com, a wholly-owned subsidiary of DISH Network, was the winning bidder for certain 600 MHz Licenses with aggregate winning bids totaling approximately $6.2 billion.  On April 27, 2017, ParkerB.com filed an application with the FCC to acquire the 600 MHz Licenses and the FCC’s prohibition on certain communications related to Auction 1000 expired.   On July 1, 2016, we paid $1.5 billion to the FCC as a deposit for Auction 1000.  The remaining balance of our winning bids of approximately $4.7 billion is due May 11, 2017.  We expect to pay the remaining balance from existing cash and marketable investment securities balances.  Issuance of the 600 MHz Licenses to ParkerB.com depends, among other things, upon the FCC’s review and approval of the application filed by ParkerB.com.  Objections to the application filed by ParkerB.com must be submitted to the FCC within ten days following the release by the FCC of the public notice listing the applications that have been found by the FCC to be acceptable for filing.  We cannot predict the timing or the outcome of the FCC’s review of the application filed by ParkerB.com.

See Note 10 “Commitments and Contingencies — DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses.    Through our wholly-owned subsidiaries American II and American III, we have made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  On October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we have consolidated these entities into our financial statements beginning in the fourth quarter 2014.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.  See Note 10 “Commitments and Contingencies —DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Statement of Cash Flows:  Restricted Cash.  On November 17, 2016, the FASB issued ASU 2016-18 Restricted Cash (“ASU 2016-18”),  which addresses the diversity where changes in restricted cash are classified on the cash flow statement.  ASU 2016-18 requires that changes in restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We expect that the adoption of ASU 2016-18 will have an immaterial impact on our Condensed Consolidated Financial Statements and related disclosures.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2017.  For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our risk factors.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from January 1, 2017 through March 31, 2017:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)
	(In thousands, except share data)
January 1, 2017 - January 31, 2017	—	$—	—	$1,000,000
February 1, 2017 - February 28, 2017	—	$—	—	$1,000,000
March 1, 2017 - March 31, 2017	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)

On November 2, 2016, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2017.  Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.EXHIBITS

(a)Exhibits.

4.1☐

Indenture, relating to the 2 3/8% Convertible Notes due 2024, dated as of March 17, 2017, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8‑K of DISH Network Corporation filed March 20, 2017, Commission File No. 0-26176).

10.1*

Share Exchange Agreement, dated as of January 31, 2017, by and among DISH Network Corporation, DISH Network L.L.C., DISH Operating L.L.C., EchoStar Corporation, EchoStar Broadcasting Holding Parent L.L.C., EchoStar Broadcasting Holding Corporation, EchoStar Technologies Holding Corporation and EchoStar Technologies L.L.C.**

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2017, filed on May 1, 2017, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  May 1, 2017