Form 10-Q
period 2017-06-30
DISH Network CORP
filed 2017-08-03
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017.

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

As of July 26, 2017, the registrant’s outstanding common stock consisted of 227,677,198 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

Operational and Service Delivery Risks

•

If our operational performance and customer satisfaction were to deteriorate, our gross new subscriber activations and our subscriber churn may be negatively impacted, which could in turn adversely affect our revenue.

•

If our gross new subscriber activations continue to decrease, or if our subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

i

•	Programming expenses are increasing and could adversely affect our future financial condition and results of operations.

•

We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to this programming, our gross new subscriber activations and our subscriber churn may be negatively impacted.

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

Legal and Regulatory Risks

•

The rulings in the Do Not Call litigation requiring us to pay up to an aggregate amount of $341 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

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

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$2,365,893	$5,324,503
Marketable investment securities	20,560	35,616
Trade accounts receivable, net of allowance for doubtful accounts of $19,748 and $18,399, respectively	737,029	777,908
Inventory	373,676	422,349
FCC auction deposit (Note 10)	—	1,500,000
Other current assets	215,874	220,011
Total current assets	3,713,032	8,280,387

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	81,433	82,360
Property and equipment, net	2,447,945	2,654,271
FCC authorizations	23,198,010	16,498,733
Other investment securities	119,750	33,248
Other noncurrent assets, net	357,389	365,293
Total noncurrent assets	26,204,527	19,633,905
Total assets	$29,917,559	$27,914,292

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$328,098	$524,704
Deferred revenue and other	743,128	773,982
Accrued programming	1,583,346	1,542,036
Accrued interest	303,656	305,739
Other accrued expenses (Note 10)	802,397	504,468
Current portion of long-term debt and capital lease obligations	2,140,980	941,903
Total current liabilities	5,901,605	4,592,832

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	15,107,048	15,541,736
Deferred tax liabilities	2,851,441	2,385,525
Long-term deferred revenue and other long-term liabilities	468,897	463,242
Total long-term obligations, net of current portion	18,427,386	18,390,503
Total liabilities	24,328,991	22,983,335

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	350,643	319,634

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 227,675,526 and 226,812,205 shares issued and outstanding, respectively	2,277	2,268
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	3,275,059	3,071,425
Accumulated other comprehensive income (loss)	5,632	781
Accumulated earnings (deficit)	1,952,522	1,536,691
Total DISH Network stockholders’ equity (deficit)	5,237,874	4,613,549
Noncontrolling interests	51	(2,226)
Total stockholders’ equity (deficit)	5,237,925	4,611,323
Total liabilities and stockholders’ equity (deficit)	$29,917,559	$27,914,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Revenue:
Subscriber-related revenue	$3,614,279	$3,826,216	$7,258,365	$7,601,694
Equipment sales and other revenue	29,353	38,375	65,628	90,371
Total revenue	3,643,632	3,864,591	7,323,993	7,692,065

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	2,242,775	2,249,260	4,485,962	4,479,509
Satellite and transmission expenses	163,980	175,625	340,162	344,206
Cost of sales - equipment and other	22,136	28,245	50,109	68,511
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	22,388	38,404	43,399	93,930
Other subscriber acquisition costs	134,817	181,276	276,761	373,780
Subscriber acquisition advertising	118,255	129,769	245,334	258,132
Total subscriber acquisition costs	275,460	349,449	565,494	725,842
General and administrative expenses	179,812	182,145	310,847	383,146
Litigation expense (Note 10)	295,695	—	295,695	—
Depreciation and amortization (Note 8)	211,671	239,585	416,301	467,151
Total costs and expenses	3,391,529	3,224,309	6,464,570	6,468,365

Operating income (loss)	252,103	640,282	859,423	1,223,700

Other Income (Expense):
Interest income	12,447	8,989	26,739	12,943
Interest expense, net of amounts capitalized	(26,269)	(3,410)	(55,439)	(4,115)
Other, net	3,167	45,376	7,912	112,293
Total other income (expense)	(10,655)	50,955	(20,788)	121,121

Income (loss) before income taxes	241,448	691,237	838,635	1,344,821
Income tax (provision) benefit, net	(182,686)	(253,175)	(389,798)	(494,815)
Net income (loss)	58,762	438,062	448,837	850,006
Less: Net income (loss) attributable to noncontrolling interests, net of tax	18,646	13,959	33,006	26,012
Net income (loss) attributable to DISH Network	$40,116	$424,103	$415,831	$823,994

Weighted-average common shares outstanding - Class A and B common stock:
Basic	466,019	464,803	465,717	464,589
Diluted	466,935	465,640	519,861	465,429

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.09	$0.91	$0.89	$1.77
Diluted net income (loss) per share attributable to DISH Network	$0.09	$0.91	$0.86	$1.77

Comprehensive Income (Loss):
Net income (loss)	$58,762	$438,062	$448,837	$850,006
Other comprehensive income (loss):
Foreign currency translation adjustments	639	—	846	—
Unrealized holding gains (losses) on available-for-sale securities	801	2,497	6,965	(104)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(630)	(28,953)	(634)	(93,643)
Deferred income tax (expense) benefit, net	(62)	9,239	(2,326)	34,156
Total other comprehensive income (loss), net of tax	748	(17,217)	4,851	(59,591)
Comprehensive income (loss)	59,510	420,845	453,688	790,415
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	18,646	13,959	33,006	26,012
Comprehensive income (loss) attributable to DISH Network	$40,864	$406,886	$420,682	$764,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$448,837	$850,006
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	416,301	467,151
Realized and unrealized losses (gains) on investments	(4,759)	(113,012)
Non-cash, stock-based compensation	11,863	3,745
Deferred tax expense (benefit)	347,550	185,034
Other, net	41,716	52,419
Changes in current assets and current liabilities, net	231,588	146,307
Net cash flows from operating activities	1,493,096	1,591,650

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(72,224)	(136,212)
Sales and maturities of marketable investment securities	92,671	563,416
Settlement of derivative financial instruments	—	562,234
Purchases of property and equipment	(212,387)	(319,766)
Capitalized interest related to FCC authorizations (Note 2)	(452,421)	(405,071)
Purchases of FCC authorizations (Note 10)	(4,711,154)	—
Purchases of strategic investments	(90,381)	—
Other, net	10,754	9,049
Net cash flows from investing activities	(5,435,142)	273,650

Cash Flows From Financing Activities:
Proceeds from issuance of senior notes	—	2,000,000
Proceeds from issuance of convertible notes (Note 9)	1,000,000	—
Redemption and repurchases of senior notes	—	(1,500,000)
Repayment of long-term debt and capital lease obligations	(20,086)	(20,858)
Payments made to parent of transferred businesses	(7,098)	(48,163)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	16,778	7,443
Debt issuance costs	(6,158)	—
Other, net	—	(7,548)
Net cash flows from financing activities	983,436	430,874

Net increase (decrease) in cash and cash equivalents	(2,958,610)	2,296,174
Cash and cash equivalents, beginning of period	5,324,503	1,053,983
Cash and cash equivalents, end of period	$2,365,893	$3,350,157

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

Pay-TV and Broadband

We offer pay-TV services under the DISH®  brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  Our Sling domestic service has a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously.  All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.  As of June 30, 2017, we had 13.332 million Pay-TV subscribers in the United States.

In addition, we have marketed broadband services under the dishNET™ brand, which had 0.509 million subscribers in the United States as of June 30, 2017.  Our dishNET satellite broadband service has utilized advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide, primarily targeting rural residents that are underserved, or unserved, by wireline broadband.  We also offer wireline broadband services under the dishNET brand as a competitive local exchange carrier to consumers in certain areas in 34 states and wireline voice services in certain areas of 14 of these states located in the western United States.  We have primarily bundled our dishNET branded services with our DISH branded pay-TV service.  During the first quarter 2017, we decided to transition our wholesale arrangement with Hughes to an authorized representative arrangement and entered into a master service agreement (the “MSA”) with Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes, pursuant to which we, among other things: (i) have the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) install Hughes service equipment with respect to activations generated by us.  While broadband subscriber activations generated by us under the MSA are not included in our Broadband subscriber count, under the MSA, HNS will make certain payments to us for each Hughes service activation generated and installation performed by us, and we will not have to incur subscriber acquisition costs for these subscribers.  See Note 12 for further information.  As a result of the MSA with Hughes, we are no longer marketing dishNET satellite broadband services provided on a wholesale basis by Hughes, and our Broadband subscriber count related to the Hughes service will decline through customer attrition.

As a result of the completion of the Share Exchange with EchoStar, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.  See Note 2 and Note 12 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Wireless

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  Most recently, the broadcast incentive auction in the 600 MHz frequency range (“Auction 1000”) began on March 29, 2016 and concluded on March 30, 2017.  On April 13, 2017, the FCC announced that ParkerB.com Wireless L.L.C. (“ParkerB.com”), a wholly-owned subsidiary of DISH Network, was the winning bidder for 486 wireless spectrum licenses (the “600 MHz Licenses”) with aggregate winning bids totaling approximately $6.211 billion.  On April 27, 2017, ParkerB.com filed an application with the FCC to acquire the 600 MHz Licenses.  On July 1, 2016, we paid $1.5 billion to the FCC as a deposit for Auction 1000.  On May 11, 2017, we paid the remaining balance of our winning bids of approximately $4.711 billion.  On June 14, 2017, the FCC issued an order granting ParkerB.com’s application to acquire the 600 MHz Licenses.

These wireless spectrum licenses are subject to certain interim and final build-out requirements.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”).  The first phase of the network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.

See Note 10 for further information.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through our wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), we have made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets.  Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements.  See Note 2 for further information.

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

On February 28, 2017, we and EchoStar and certain of our respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplinking services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (“HSSC”) (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of HNS.  In connection with the Share Exchange, we and EchoStar and certain of their subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 12 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Condensed Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock is recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.  The primary impacts to our financial statement presentation are as follows:

•	Our investments in the EchoStar Tracking Stock and HSSC Tracking Stock are no longer included in our Condensed Consolidated Balance Sheets.
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

Our subsequent annual and quarterly financial statements will include the results of the Transferred Businesses as described above for all periods presented in those financial statements, including periods prior to the completion of the Share Exchange.  The table below includes unaudited supplemental pro forma information for revenue and net income (loss) attributable to DISH Network on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as if the results of the Transferred Businesses were included for the three and six months ended June 30, 2016 and for the year ended December 31, 2016, respectively:

	DISH Network (as previously reported)	Adjustments Relating to the Transferred Businesses	DISH Network (as currently reported)
		(In thousands)
For the Three Months Ended June 30, 2016:
Total revenue	$3,837,036	$27,555	$3,864,591
Net income (loss) attributable to DISH Network	$410,464	$13,639	$424,103

For the Six Months Ended June 30, 2016:
Total revenue	$7,624,271	$67,794	$7,692,065
Net income (loss) attributable to DISH Network	$799,754	$24,240	$823,994

For the Year Ended December 31, 2016:
Total revenue	$15,094,562	$117,740	$15,212,302
Net income (loss) attributable to DISH Network	$1,449,853	$48,086	$1,497,939

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Redeemable Noncontrolling Interests

Northstar Wireless.  Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, which is an entity owned by Northstar Manager, LLC (“Northstar Manager”) and us.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate Northstar Spectrum into our financial statements.  After the five-year anniversary of the grant of the AWS-3 Licenses to Northstar Wireless (and in certain circumstances, prior to the five-year anniversary of the grant of the AWS-3 Licenses to Northstar Wireless), Northstar Manager has the ability, but not the obligation, to require Northstar Spectrum to purchase Northstar Manager’s ownership interests in Northstar Spectrum (the “Northstar Put Right”) for a purchase price that generally equals its equity contribution to Northstar Spectrum plus a fixed annual rate of return.  In the event that the Northstar Put Right is exercised by Northstar Manager, the consummation of the sale will be subject to FCC approval.  Northstar Spectrum does not have a call right with respect to Northstar Manager’s ownership interests in Northstar Spectrum.  Although Northstar Manager is the sole manager of Northstar Spectrum, Northstar Manager’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets.  Northstar Manager’s ownership interest in Northstar Spectrum was initially accounted for at fair value.  Subsequently, Northstar Manager’s ownership interest in Northstar Spectrum is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” in our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interest, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The operating results of Northstar Spectrum attributable to Northstar Manager are recorded as “Redeemable noncontrolling interests” in our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 10 for further information.

SNR Wireless.  SNR Wireless is a wholly-owned subsidiary of SNR HoldCo, which is an entity owned by SNR Wireless Management, LLC (“SNR Management”) and us.  Under the applicable accounting guidance in ASC 810, SNR HoldCo is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate SNR HoldCo into our financial statements.  After the five-year anniversary of the grant of the AWS-3 Licenses to SNR Wireless (and in certain circumstances, prior to the five-year anniversary of the grant of the AWS-3 Licenses to SNR Wireless), SNR Management has the ability, but not the obligation, to require SNR HoldCo to purchase SNR Management’s ownership interests in SNR HoldCo (the “SNR Put Right”) for a purchase price that generally equals its equity contribution to SNR HoldCo plus a fixed annual rate of return.  In the event that the SNR Put Right is exercised by SNR Management, the consummation of the sale will be subject to FCC approval.  SNR HoldCo does not have a call right with respect to SNR Management’s ownership interests in SNR HoldCo.  Although SNR Management is the sole manager of SNR HoldCo, SNR Management’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets.  SNR Management’s ownership interest in SNR HoldCo was initially accounted for at fair value.  Subsequently, SNR Management’s ownership interest in SNR HoldCo is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” in our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interest, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The operating results of SNR HoldCo attributable to SNR Management are recorded as “Redeemable noncontrolling interests” in our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 10 for further information.

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

We are currently preparing for the commercialization of our AWS-4, H Block and 600 MHz wireless spectrum licenses, and interest expense related to their carrying amount is being capitalized.  In addition, on October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, in which we have made certain non-controlling investments.  Northstar Wireless and SNR Wireless are preparing for the commercialization of their AWS-3 Licenses and began capitalizing interest related to those AWS-3 Licenses as of October 27, 2015.  We are preparing for the commercialization of our 600 MHz Licenses and began capitalizing interest related to these licenses as of June 14, 2017.  As the carrying amount of these licenses now exceeds the carrying value of our long-term debt, materially all of our interest expense is being capitalized as of June 14, 2017.

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

As of June 30, 2017 and December 31, 2016, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 6 for the fair value of our marketable investment securities and derivative financial instruments.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development costs totaled $9 million and $12 million for the three months ended June 30, 2017 and 2016, respectively.  Research and development costs totaled $16 million and $24 million for the six months ended June 30, 2017 and 2016, respectively.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Net income (loss)	$58,762	$438,062	$448,837	$850,006
Less: Net income (loss) attributable to noncontrolling interests, net of tax	18,646	13,959	33,006	26,012
Net income (loss) attributable to DISH Network - Basic	40,116	424,103	415,831	823,994
Interest on dilutive Convertible Notes, net of tax	—	—	30,125	—
Net income (loss) attributable to DISH Network - Diluted	$40,116	$424,103	$445,956	$823,994

Weighted-average common shares outstanding - Class A and B common stock:
Basic	466,019	464,803	465,717	464,589
Dilutive impact of Convertible Notes	—	—	53,152	—
Dilutive impact of stock awards outstanding	916	837	992	840
Diluted	466,935	465,640	519,861	465,429

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.09	$0.91	$0.89	$1.77
Diluted net income (loss) per share attributable to DISH Network	$0.09	$0.91	$0.86	$1.77

Certain stock awards to acquire our Class A common stock are not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.  For the three months ended June 30, 2017, the effect of the Convertible Notes is excluded from the computation of diluted net income (loss) per share attributable to DISH Network, as the effect is anti-dilutive.  In addition, vesting of performance based options and rights to acquire shares of our Class A common stock granted pursuant to our performance based stock incentive plans (“Restricted Performance Units”) are both contingent upon meeting certain goals, some of which are not yet probable of being achieved.  Furthermore, the warrants that we issued to certain option counterparties in connection with the Convertible Notes due 2026 are only exercisable at their expiration if the market price per share of our Class A common stock is greater than the strike price of the warrants, which is approximately $86.08 per share, subject to adjustments.  As a consequence, the following are not included in the diluted EPS calculation.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	As of June 30,
	2017	2016
	(In thousands)
Anti-dilutive stock awards	1,536	1,826
Performance based options (1)	6,896	4,379
Restricted Performance Units	1,281	1,370
Common stock warrants	46,029	—
Total	55,742	7,575

(1)

The increase in performance based options as of June 30, 2017 primarily resulted from the issuance of stock option awards as of January 1, 2017 under a long-term, performance-based stock incentive plan adopted on December 2, 2016 (the “2017 LTIP”).

4.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash paid for interest (including capitalized interest)	$496,644	$414,130
Cash received for interest	4,760	9,478
Cash paid for income taxes (1)	20,427	211,529
Capitalized interest (2)	488,123	382,458
Initial equity component of the 2 3/8% Convertible Notes due 2024, net of deferred taxes of $91,485 (3)	160,896	—
Employee benefits paid in Class A common stock	23,134	24,984
Satellites and other assets financed under capital lease obligations	—	7,510

(1)

As a result of, among other things, the FCC granting our application to acquire the 600 MHz Licenses and less estimated taxable income during 2017, cash paid for income taxes is expected to be significantly lower than in prior periods.

(2)	See Note 2 for further information.
(3)	See Note 9 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.Other Comprehensive Income (Loss)

The following table presents the tax effect on each component of “Other comprehensive income (loss).”

	For the Three Months Ended June 30,
	2017			2016
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$639	$—	$639	$—	$—	$—
Unrealized holding gains (losses) on available-for-sale securities	801	(290)	511	2,497	(916)	1,581
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(630)	228	(402)	(28,953)	10,155	(18,798)
Other comprehensive income (loss)	$810	$(62)	$748	$(26,456)	$9,239	$(17,217)

	For the Six Months Ended June 30,
	2017			2016
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit (1)	Amount
	(In thousands)
Foreign currency translation adjustments	$846	$—	$846	$—	$—	$—
Unrealized holding gains (losses) on available-for-sale securities	6,965	(2,559)	4,406	(104)	38	(66)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(634)	233	(401)	(93,643)	34,118	(59,525)
Other comprehensive income (loss)	$7,177	$(2,326)	$4,851	$(93,747)	$34,156	$(59,591)

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax.

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total
	(In thousands)

Balance as of December 31, 2016	$—	$781	$781
Foreign currency translation adjustments	846	—	846
Other comprehensive income (loss) before reclassification	—	4,406	4,406
Amounts reclassified from accumulated other comprehensive income (loss)	—	(401)	(401)
Balance as of June 30, 2017	$846	$4,786	$5,632

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2017	2016
	(In thousands)
Marketable investment securities:
Current marketable investment securities - strategic	$12,763	$6,721
Current marketable investment securities - other	7,797	28,895
Total current marketable investment securities	20,560	35,616
Restricted marketable investment securities (1)	81,277	81,679
Total marketable investment securities	101,837	117,295

Restricted cash and cash equivalents (1)	156	681

Other investment securities:
Other investment securities - equity method	111,600	25,098
Other investment securities - cost method	8,150	8,150
Total other investment securities	119,750	33,248

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$221,743	$151,224

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

Current Marketable Investment Securities –  Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility.  As of June 30, 2017, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2017 and December 31, 2016, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in noncurrent “Other investment securities” on our Condensed Consolidated Balance Sheets and accounted for using the cost, equity and/or available-for-sale methods of accounting.  Certain of our equity method investments are detailed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2017 and December 31, 2016, we had accumulated net unrealized gains of $8 million and $1 million, respectively.  These amounts, net of related tax effect, were $5 million and $1 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of June 30, 2017				As of December 31, 2016
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$81,724	$—	$(180)	$(180)	$81,982	$13	$(132)	$(119)
Corporate securities	19,606	7,728	(4)	7,724	33,555	1,327	—	1,327
Other	507	60	(11)	49	1,758	64	(11)	53
Total	$101,837	$7,788	$(195)	$7,593	$117,295	$1,404	$(143)	$1,261

As of June 30, 2017, restricted and non-restricted marketable investment securities included debt securities of $75 million with contractual maturities within one year and $27 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of June 30, 2017, the unrealized losses related to our investments in debt securities primarily represented investments in U.S. treasury and agency securities, corporate securities and other.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	June 30, 2017		December 31, 2016
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$55,538	$(158)	$52,011	$(132)
12 months or more	24,580	(37)	1,537	(11)
Total	$80,118	$(195)	$53,548	$(143)

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$2,302,508	$109,313	$2,193,195	$—	$5,187,900	$147,494	$5,040,406	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$81,724	$81,724	$—	$—	$81,982	$81,982	$—	$—
Corporate securities	19,606	—	7,030	12,576	33,555	—	27,025	6,530
Other	507	—	320	187	1,758	—	1,567	191
Total	$101,837	$81,724	$7,350	$12,763	$117,295	$81,982	$28,592	$6,721

As of June 30, 2017 and December 31, 2016, our Level 3 investments consisted predominately of corporate securities.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  For our Level 3 investments, we evaluate, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

Changes in Level 3 instruments were as follows:

Level 3
Investment
Securities
(In thousands)
Balance as of December 31, 2016	$6,721
Net realized and unrealized gains (losses) included in earnings	—
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	6,423
Purchases	—
Sales	(290)
Settlements	(91)
Issuances	—
Transfers into or out of Level 3	—
Balance as of June 30, 2017	$12,763

During the six months ended June 30, 2017, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other Income (Expense):	2017	2016	2017	2016
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$2,487	$29,868	$4,759	$108,521
Derivative financial instruments - net realized and/or unrealized gains (losses)	—	17,078	—	5,405
Marketable investment securities - other-than-temporary impairments	—	(914)	—	(914)
Other	680	(656)	3,153	(719)
Total	$3,167	$45,376	$7,912	$112,293

7.Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2017	2016
	(In thousands)
Finished goods	$247,289	$282,569
Work-in-process and service repairs	117,593	129,512
Raw materials	8,794	10,268
Total inventory	$373,676	$422,349

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			June 30,	December 31,
	(In Years)			2017	2016
				(In thousands)
Equipment leased to customers	2	-	5	$2,505,046	$2,720,695
EchoStar XV			15	277,658	277,658
EchoStar XVIII			15	411,255	411,255
D1		N/A		55,000	55,000
T1			15	401,721	401,721
Satellites acquired under capital lease agreements	10	-	15	499,819	499,819
Furniture, fixtures, equipment and other	1	-	10	1,728,578	1,639,051
Buildings and improvements	1	-	40	291,476	288,992
Land			—	14,057	14,057
Construction in progress			—	60,747	88,235
Total property and equipment				6,245,357	6,396,483
Accumulated depreciation				(3,797,412)	(3,742,212)
Property and equipment, net				$2,447,945	$2,654,271

Depreciation and amortization expense consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Equipment leased to customers	$145,603	$181,431	$281,737	$348,611
Satellites	29,414	21,957	58,426	43,913
Buildings, furniture, fixtures, equipment and other	36,654	36,197	76,138	74,627
Total depreciation and amortization	$211,671	$239,585	$416,301	$467,151

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of June 30, 2017, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
		Degree	(Years)/Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15
EchoStar XVIII	June 2016	61.5	15

Leased from EchoStar (1):
EchoStar VII (2)	February 2002	119	June 2018
EchoStar IX	August 2003	121	Month to month
EchoStar X (2)	February 2006	110	February 2021
EchoStar XI (2)	July 2008	110	September 2021
EchoStar XII	July 2003	61.5	September 2017
EchoStar XIV (2)	March 2010	119	February 2023
EchoStar XVI (3)	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 12 for further information on our Related Party Transactions with EchoStar.
(2)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(3)	We have the option to renew this lease for an additional five-year period.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
4 5/8% Senior Notes due 2017 (1)	$900,000	$902,016	$900,000	$913,887
4 1/4% Senior Notes due 2018 (2)	1,200,000	1,215,768	1,200,000	1,228,464
7 7/8% Senior Notes due 2019	1,400,000	1,542,282	1,400,000	1,559,698
5 1/8% Senior Notes due 2020	1,100,000	1,152,580	1,100,000	1,141,866
6 3/4% Senior Notes due 2021	2,000,000	2,223,020	2,000,000	2,178,880
5 7/8% Senior Notes due 2022	2,000,000	2,155,060	2,000,000	2,114,780
5% Senior Notes due 2023	1,500,000	1,543,725	1,500,000	1,500,315
5 7/8% Senior Notes due 2024	2,000,000	2,135,280	2,000,000	2,064,000
2 3/8% Convertible Notes due 2024	1,000,000	1,052,950	—	—
7 3/4% Senior Notes due 2026	2,000,000	2,369,240	2,000,000	2,270,900
3 3/8% Convertible Notes due 2026	3,000,000	3,628,530	3,000,000	3,431,130
Other notes payable	46,809	46,809	47,844	47,844
Subtotal	18,146,809	$19,967,260	17,147,844	$18,451,764
Unamortized debt discount on the Convertible Notes	(968,738)		(752,386)
Unamortized deferred financing costs and other debt discounts, net	(51,830)		(52,704)
Capital lease obligations (3)	121,787		140,885
Total long-term debt and capital lease obligations (including current portion)	$17,248,028		$16,483,639

(1)	On July 17, 2017, we redeemed the principal balance of our 4 5/8% Senior Notes due 2017.
(2)

Our 4 1/4% Senior Notes due 2018 mature on April 1, 2018 and have been reclassified to “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2017.

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

10.Commitments and Contingencies

Commitments

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.

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

600 MHz Licenses.  Auction 1000 began on March 29, 2016 and concluded on March 30, 2017.  On April 13, 2017, the FCC announced that ParkerB.com, a wholly-owned subsidiary of DISH Network, was the winning bidder for certain 600 MHz Licenses with aggregate winning bids totaling approximately $6.211 billion.  On April 27, 2017, ParkerB.com filed an application with the FCC to acquire the 600 MHz Licenses.  On July 1, 2016, we paid $1.5 billion to the FCC as a deposit for Auction 1000.  On May 11, 2017, we paid the remaining balance of our winning bids of approximately $4.711 billion.  On June 14, 2017, the FCC issued an order granting ParkerB.com’s application to acquire the 600 MHz Licenses.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The 600 MHz Licenses are subject to certain interim and final build-out requirements.  By June 2023, we must provide reliable signal coverage and offer wireless service to at least 40% of the population in each area covered by an individual 600 MHz License (the “600 MHz Interim Build-Out Requirement”).  By June 2029, we must provide reliable signal coverage and offer wireless service to at least 75% of the population in each area covered by an individual 600 MHz License (the “600 MHz Final Build-Out Requirement”).  If the 600 MHz Interim Build-Out Requirement is not met, the 600 MHz License term and the 600 MHz Final Build-Out Requirement may be accelerated by two years (from June 2029 to June 2027) for each 600 MHz License area in which we do not meet the requirement.  If the 600 MHz Final Build-Out Requirement is not met, our authorization for each 600 MHz License area in which we do not meet the requirement may terminate.  In addition, certain broadcasters will have up to 39 months (ending July 13, 2020) to relinquish their 600 MHz spectrum, which may impact the timing for our ability to commence operations using certain 600 MHz Licenses.  The FCC has issued the 600 MHz Licenses prior to the clearance of the spectrum, and the build-out deadlines are based on the date that the 600 MHz Licenses were issued to us, not the date that the spectrum is cleared.

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

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We have made substantial investments to acquire certain wireless spectrum licenses and related assets.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  The first phase of the network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through our wholly-owned subsidiaries American II and American III, we have made over $10 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  Northstar Wireless and SNR Wireless each filed applications with the FCC to participate in Auction 97 (the “AWS-3 Auction”) for the purpose of acquiring certain AWS-3 Licenses.  Each of Northstar Wireless and SNR Wireless applied to receive bidding credits of 25% as designated entities under applicable FCC rules.  In February 2015, one of our wholly-owned subsidiaries received a refund from the FCC of its $400 million upfront payment made in 2014 related to the AWS-3 Auction.

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

After Northstar Wireless and SNR Wireless satisfied their respective payments to the FCC on October 1, 2015 for the Northstar Licenses and the SNR Licenses, and the Northstar Interim Payment and the SNR Interim Payment (which included an additional bid withdrawal payment), our total non-controlling debt and equity investments in the Northstar Entities and the SNR Entities for payments to the FCC related to the AWS-3 Licenses were approximately $10.191 billion.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements.  See Note 2 for further information.

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

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of June 30, 2017, the remaining obligation of our guarantee was $158 million.

As of June 30, 2017, we have not recorded a liability on the balance sheet for this guarantee.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.”  ClearPlay alleges that the AutoHop™ feature of our Hopper set-top box infringes the asserted patents.  On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action.  In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable.  ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office.  On October 31, 2016, the stay was lifted.  No trial date has been set.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C., EchoStar, and its then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey® set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 26, 2015, we and EchoStar filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 233 patent.  The United States Patent and Trademark Office has agreed to institute a proceeding on our petition, as well as on two third-party petitions challenging the validity of certain claims of the 233 patent, and it heard oral argument on January 16, 2016.  On June 1, 2016, the United States Patent and Trademark Office found that all claims asserted against us and the EchoStar parties were unpatentable.  On July 5, 2016, CRFD filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, which heard oral argument on April 6, 2017.  The litigation in the District Court has been stayed since June 4, 2015 pending resolution of our petition to the United States Patent and Trademark Office.

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

Customedia Technologies, L.L.C.

On February 10, 2016, Customedia Technologies, L.L.C. (“Customedia”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of four patents: United States Patent No. 8,719,090 (the “090 patent”); United States Patent No. 9,053,494 (the “494 patent”); United States Patent No. 7,840,437 (the “437 patent”); and United States Patent No. 8,955,029 (the “029 patent”).  Each patent is entitled “System for Data Management And On-Demand Rental And Purchase Of Digital Data Products.”  Customedia appears to allege infringement in connection with our addressable advertising services, our DISH Anywhere feature, and our Pay-Per-View and video-on-demand offerings.  In December 2016 and January 2017, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents.  On June 12, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging the 090 patent and the 437 patent; on July 18, 2017, it agreed to institute proceedings on our petitions challenging the 029 patent; and on July 28, 2017, it agreed to institute proceedings on our petitions challenging the 437 patent.  These instituted proceedings cover all asserted claims of each of the asserted patents.  Trial has been set for August 31, 2017, and we have requested a stay pending resolution of the proceedings at the United States Patent and Trademark Office.  Customedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois (the “FTC Action”), alleging violations of the Telephone Consumer Protection Act (“TCPA”) and the Telemarketing Sales Rule (“TSR”), as well as analogous state statutes and state consumer protection laws.  The plaintiffs alleged that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs were seeking civil penalties and damages of approximately $270 million and that the federal plaintiff was seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs were also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We also filed a motion for summary judgment, seeking dismissal of all claims.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. was entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs were entitled to partial summary judgment with respect to ten claims in the action, which included, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages were questions for trial.

In pre-trial disclosures, the federal plaintiff indicated that it intended to seek up to $900 million in alleged civil penalties, and the state plaintiffs indicated that they intended to seek as much as $23.5 billion in alleged civil penalties and damages.  The plaintiffs also modified their request for injunctive relief.  Their requested injunction, if granted, would have enjoined DISH Network L.L.C. from placing outbound telemarketing calls unless and until: (i) DISH Network L.L.C. hired a third-party consulting organization to perform a review of its call center operations; (ii) such third-party consulting organization submitted a telemarketing compliance plan to the Court and the federal plaintiff; (iii) the Court held a hearing on the adequacy of the plan; (iv) if the Court approved the plan, DISH Network L.L.C. implemented the plan and verified to the Court that it had implemented the plan; and (v) the Court issued an order permitting DISH Network L.L.C. to resume placing outbound telemarketing calls.  The plaintiffs’ modified request for injunctive relief, if granted, would have also enjoined DISH Network L.L.C. from accepting customer orders solicited by certain independent third-party retailers unless and until a similar third-party review and Court approval process was followed with respect to the telemarketing activities of its independent third-party retailer base to ensure compliance with the TSR.

The first phase of the bench trial took place January 19, 2016 through February 11, 2016.  In closing briefs, the federal plaintiff indicated that it still was seeking $900 million in alleged civil penalties; the California state plaintiff indicated that it was seeking $100 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); the Ohio state plaintiff indicated that it was seeking approximately $10 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); and the Illinois and North Carolina state plaintiffs did not state the specific alleged civil penalties and damages that they were seeking; but the state plaintiffs took the general position that any damages award less than $1.0 billion (presumably for both federal and state law claims) would not raise constitutional concerns.  Under the Eighth Amendment of the U.S. Constitution, excessive fines may not be imposed.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On October 3, 2016, the plaintiffs further modified their request for injunctive relief, and were seeking, among other things, to enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from some or all existing independent third-party retailers.  The second phase of the bench trial, which commenced on October 25, 2016 and concluded on November 2, 2016, covered the plaintiffs’ requested injunctive relief, as well as certain evidence related to the state plaintiffs’ claims.

On June 5, 2017, the Court issued Findings of Fact and Conclusions of Law and entered Judgment ordering DISH Network L.L.C. to pay an aggregate amount of $280 million to the federal and state plaintiffs.  The Court also issued a Permanent Injunction (the “Injunction”) against DISH Network L.L.C. that imposes certain ongoing compliance requirements on DISH Network L.L.C., which include, among other things: (i) the retention of a telemarketing-compliance expert to prepare a plan to ensure that DISH Network L.L.C. and certain independent third-party retailers will continue to comply with telemarketing laws and the Injunction; (ii) certain telemarketing records retention and production requirements; and (iii) certain compliance reporting and monitoring requirements.  In addition to the compliance requirements under the Injunction, within ninety (90) days after the effective date of the Injunction, DISH Network L.L.C. is required to demonstrate that it and certain independent third-party retailers are in compliance with the Safe Harbor Provisions of the TSR and TCPA and have made no prerecorded telemarketing calls during the five (5) years prior to the effective date of the Injunction (collectively, the “Demonstration Requirements”).  If DISH Network L.L.C. fails to prove that it meets the Demonstration Requirements, it will be barred from conducting any outbound telemarketing for two (2) years.  If DISH Network L.L.C. fails to prove that a particular independent third-party retailer meets the Demonstration Requirements, DISH Network L.L.C. will be barred from accepting orders from that independent third-party retailer for two (2) years.  On July 3, 2017, DISH Network L.L.C. filed two motions with the Court:  (1) to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (2) to clarify, alter and amend the Injunction.  During the three months ended June 30, 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during prior periods.  Our total accrual at June 30, 2017 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the three and six months ended June 30, 2017.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  During the three months ended June 30, 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at June 30, 2017 was $61 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

We intend to vigorously defend these cases.  We cannot predict with any degree of certainty the outcome of these suits.

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

Our Board of Directors established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its business judgment that it is in the best interests of the Company not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  In an order entered on September 18, 2015, the Court granted the Special Litigation Committee’s motion to defer to the Special Litigation Committee’s October 24, 2014 report, including its finding that dismissal of the action is in the best interest of the Company.  The Court also held that, in light of granting the motion to defer, the pending motions to dismiss filed by the individual defendants were denied without prejudice as moot.  On October 12, 2015, Jacksonville PFPF filed a notice of appeal to the Supreme Court of Nevada, which heard oral argument on June 5, 2017.   We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Realtime Data LLC

On June 6, 2017, Realtime Data LLC d/b/a IXO (“Realtime”) filed an amended complaint in the United States District Court for the Eastern District of Texas against us; our wholly-owned subsidiaries DISH Network L.L.C., EchoStar Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C.; EchoStar, and EchoStar’s wholly-owned subsidiary Hughes Network Systems, LLC; and Arris Group, Inc.  The amended complaint alleges infringement of U.S. Patent No. 8,717,204 (the “204 patent”), entitled “Methods for encoding and decoding data”; U.S. Patent No. 9,054,728 (the “728 patent”), entitled “Data compression systems and methods”; U.S. Patent No. 7,358,867 (the “867 patent”), entitled “Content independent data compression method and system”; U.S. Patent No. 8,502,707 (the “707 patent”), entitled “Data compression systems and methods”; U.S. Patent No. 8,275,897 (the “897 patent”), entitled “System and methods for accelerated data storage and retrieval”; U.S. Patent No. 8,867,610 (the “610 patent”), entitled “System and methods for video and audio data distribution”; U.S. Patent No. 8,934,535 (the “535 patent”), entitled “Systems and methods for video and audio data storage and distribution”; and U.S. Patent No. 8,553,759 (the “759 patent”), entitled “Bandwidth sensitive data compression and decompression.”  Realtime’s original complaint, filed on February 14, 2017, had named only EchoStar and Hughes Network Systems, LLC as defendants.  Realtime alleges that DISH, Sling TV, Sling Media and Arris streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in Hughes’ products and services infringe the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.  On July 19, 2017, the Court severed the claims against us, DISH Network L.L.C., Sling TV L.L.C., Sling Media L.L.C. and Arris Group, Inc. into a separate action.  Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and EchoStar, in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. Re. 35,952 (the “952 patent”), which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The case was stayed in July 2009 pending two reexamination petitions before the United States Patent and Trademark Office, which concluded in August 2015 and resulted in 42 out of the 53 claims of the 952 patent being invalidated.  Six of the surviving 11 claims are asserted against us.  The case resumed in August 2015.  In a separate matter in which TDL is asserting the same patent, the court in that action ruled that four claims of the 952 patent (which are among the six claims asserted against us) are invalid because they claim unpatentable subject matter, and TDL has stipulated that it will not appeal that order.  On June 19, 2017, the District Court ruled that the two remaining asserted claims of the 952 patent are invalid because they claim unpatentable subject matter.  On July 11, 2017, the parties filed a stipulation pursuant to which TDL dismissed the action and waived its appeal rights, and we and EchoStar agreed not to seek recovery of our court costs.  This matter is now concluded.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C.; EchoStar; and EchoStar’s subsidiary Hughes Satellite Systems Corporation; and EchoStar’s then wholly-owned subsidiaries, Sling Media, Inc. (now known as “Sling Media L.L.C.”) and EchoStar Technologies L.L.C. in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During August 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 456 patent, and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions.  On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines.  On January 30, 2017, the United States Patent and Trademark Office issued its final written decisions on our petitions, invalidating all claims of the 456 patent that were asserted in the litigation.  On April 3, 2017, TQ Beta filed a notice of appeal.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TQ Delta, LLC

On July 17, 2015, TQ Delta, LLC (“TQ Delta”) filed a complaint against us and our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C. in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 6,961,369 (the “369 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 8,718,158 (the “158 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 9,014,243 (the “243 patent”), which is entitled “System and Method for Scrambling Using a Bit Scrambler and a Phase Scrambler”; United States Patent No.7,835,430 (the “430 patent”), which is entitled “Multicarrier Modulation Messaging for Frequency Domain Received Idle Channel Noise Information”; United States Patent No. 8,238,412 (the “412 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; United States Patent No. 8,432,956 (the “956 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; and United States Patent No. 8,611,404 (the “404 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability.”  On September 9, 2015, TQ Delta filed a first amended complaint that added allegations of infringement of United States Patent No. 9,094,268 (the “268 patent”), which is entitled “Multicarrier Transmission System With Low Power Sleep Mode and Rapid-On Capability.”  On May 16, 2016, TQ Delta filed a second amended complaint that added EchoStar Corporation and its then wholly-owned subsidiary EchoStar Technologies L.L.C. as defendants.  TQ Delta alleges that our satellite TV service, Internet service, set-top boxes, gateways, routers, modems, adapters and networks that operate in accordance with one or more Multimedia over Coax Alliance Standards infringe the asserted patents.  TQ Delta has filed actions in the same court alleging infringement of the same patents against Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc.  TQ Delta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial has been set for November 13, 2017.  On July 14, 2016, TQ Delta stipulated to dismiss with prejudice all claims related to the 369 patent and the 956 patent.  On July 20, 2016, we filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims of the 404 patent and the 268 patent that have been asserted against us.  Third parties have filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims that have been asserted against us in the action.  On November 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on the third-party petitions related to the 158 patent, the 243 patent, the 412 patent and the 430 patent.  On December 20, 2016, pursuant to a stipulation of the parties, the Court stayed the case until the resolution of all petitions to the United States Patent and Trademark Office challenging the validity of all of the patent claims at issue.  On January 19, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 430 and 158 patents.  On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent.  On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The total assets, revenue and operating income by segment were as follows:

	As of
	June 30,	December 31,
	2017	2016
	(In thousands)
Total assets:
Pay-TV and Broadband	$28,641,709	$26,980,276
Wireless (1)	22,996,599	17,814,382
Eliminations	(21,720,749)	(16,880,366)
Total assets	$29,917,559	$27,914,292

(1)  The increase as of June 30, 2017 was primarily related to the $4.711 billion payment to the FCC to acquire the 600 MHz Licenses.  See Note 10 for further information.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
Pay-TV and Broadband	$3,643,632	$3,864,591	$7,323,993	$7,692,065
Wireless	—	—	—	—
Eliminations	—	—	—	—
Total revenue	$3,643,632	$3,864,591	$7,323,993	$7,692,065

Operating income (loss):
Pay-TV and Broadband (1)	$262,919	$655,419	$884,584	$1,256,696
Wireless	(10,816)	(15,137)	(25,161)	(32,996)
Eliminations	—	—	—	—
Total operating income (loss)	$252,103	$640,282	$859,423	$1,223,700

(1)	The decrease for the three and six months ended June 30, 2017, respectively, primarily related to $296 million of “Litigation Expense.” See Note 10 for further information.

Geographic Information.  Revenue is attributed to geographic regions based upon the location where the goods and services are provided.  All subscriber-related revenue was derived from the United States.  Substantially all of our long-lived assets reside in the United States.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table summarizes revenue by geographic region:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Revenue:	2017	2016	2017	2016
	(In thousands)
United States	$3,632,203	$3,841,120	$7,302,967	$7,632,406
Canada and Mexico	11,429	23,471	21,026	59,659
Total revenue	$3,643,632	$3,864,591	$7,323,993	$7,692,065

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

“Trade accounts receivable”

As of June 30, 2017 and December 31, 2016, trade accounts receivable from EchoStar was $1 million and $2 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of June 30, 2017 and December 31, 2016, trade accounts payable to EchoStar was $90 million and $276 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Equipment sales and other revenue”

During each of the three months ended June 30, 2017 and 2016, we received $1 million for services provided to EchoStar.  During the six months ended June 30, 2017 and 2016, we received $1 million and $2 million, respectively, for services provided to EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

•

American Fork Occupancy License Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, we acquired the lease for certain space at 796 East Utah Valley Drive, American Fork, Utah, and we sublease certain space at this location to EchoStar for a period ending in August 2017.  During June 2017, EchoStar exercised its five-year renewal option for a period ending in August 2022.

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

“Subscriber-related expenses”

During the three months ended June 30, 2017 and 2016, we incurred $22 million and $23 million, respectively, of subscriber-related expenses for services provided to us by EchoStar.  During the six months ended June 30, 2017 and 2016, we incurred $41 million and $47 million, respectively, of subscriber-related expenses for services provided to us by EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

For the three months ended June 30, 2017 and 2016, under the Distribution Agreement we purchased broadband equipment from HNS of zero and $2 million, respectively.  For the six months ended June 30, 2017 and 2016, under the Distribution Agreement we purchased broadband equipment from HNS of zero and $5 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  During the first quarter 2017, we decided to transition our wholesale arrangement with Hughes under the Distribution Agreement to an authorized representative arrangement and entered into the MSA with HNS.  See “Hughes Broadband Master Services Agreement” below for further information.

“Satellite and transmission expenses”

For the three months ended June 30, 2017 and 2016, we incurred expenses of $89 million and $88 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  For each of the six months ended June 30, 2017 and 2016, we incurred expenses of $178 million for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  EchoStar is a supplier of the vast majority of our transponder capacity.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•

EchoStar XII.  The lease for EchoStar XII generally terminates upon the earlier of:  (i) the end-of-life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  This lease expires in September 2017.

•

EchoStar XVI.  In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of:  (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year.  Prior to expiration of the initial term, we had the option to renew for an additional five-year period.  During May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023.  We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023.  There can be no assurance that the option to renew this agreement will be exercised.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“General and administrative expenses”

During the three months ended June 30, 2017 and 2016, we incurred $12 million and $4 million, respectively, of general and administrative expenses for services provided to us by EchoStar.  During the six months ended June 30, 2017 and 2016, we incurred $15 million and $8 million, respectively, of general and administrative expenses for services provided to us by EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

•

Santa Fe Lease Agreement.  The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado was for a period ending on December 31, 2016.  In December 2016, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2017.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TiVo.  On April 29, 2011, we and EchoStar entered into a settlement agreement with TiVo Inc. (“TiVo”).  The settlement resolved all pending litigation between us and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH digital video recorders, or DVRs.  Under the settlement agreement, all pending litigation was dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or EchoStar were dissolved.  We and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from us, we made the initial payment to TiVo in May 2011, except for the contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments were allocated between us and EchoStar based on historical sales of certain licensed products, with us being responsible for 95% of each annual payment.  Pursuant to the Share Exchange Agreement, we were responsible for EchoStar’s allocation of the final payment to TiVo, which was paid July 31, 2017.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Hughes Broadband Master Services Agreement.   During March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.  For the three months ended June 30, 2017, we purchased broadband equipment from HNS of $3 million under the MSA.  For the six months ended June 30, 2017, we purchased broadband equipment from HNS of $10 million under the MSA.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$18,652	$19,997	$36,431	$45,494

	As of
	June 30,	December 31,
	2017	2016
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$11,374	$18,597
Commitments to NagraStar	$4,917	$2,716

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Sales:
Digital receivers and related components	$312	$10,176	$1,183	$32,730
Uplink services	$975	$1,016	$1,998	$2,025

	As of
	June 30,	December 31,
	2017	2016
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$1,307	$13,516

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.”  Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Our current revenue and profit is primarily derived from providing pay-TV services to our subscribers.  We also generate revenue from broadband services, equipment rental fees and other hardware related fees, including fees for DVRs, fees for broadband equipment, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners; advertising services; fees earned from our in-home service operations; and sales of digital receivers and related components to third-party pay-TV providers.  Our subscriber-related revenue has been declining due to, among other things, the continuing decline in our Pay-TV subscriber base.  We expect this trend to continue.  Our most significant expenses are subscriber-related expenses, which are primarily related to programming, subscriber acquisition costs and depreciation and amortization.

Financial Highlights

2017 Second Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.644 billion
•	Pay-TV ARPU of $87.25
•	Net income attributable to DISH Network of $40 million and basic and diluted earnings per share of common stock of $0.09.
•	Gross new Pay-TV subscriber activations of approximately 444,000
•	Pay-TV SAC of $690
•	Loss of approximately 196,000 net Pay-TV subscribers
•	Pay-TV churn rate of 1.59%
•	Loss of approximately 46,000 net broadband subscribers

Consolidated Financial Condition as of June 30, 2017

•	Cash, cash equivalents and current marketable investment securities of $2.386 billion
•	Total assets of $29.918 billion
•	Total long-term debt and capital lease obligations of $17.248 billion

Business Segments

We currently operate two primary business segments:  (1) Pay-TV and Broadband and (2) Wireless.

Pay-TV and Broadband

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  We had 13.332 million Pay-TV subscribers in the United States as of June 30, 2017 and are the nation’s fourth largest pay-TV provider.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper® whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including TVs, tablets, computers, game consoles and smart phones.  We offer Sling International, Sling Latino and Sling domestic video programming services.  Our Sling domestic service has a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously.  All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.

In addition, we bundle broadband and telephone services with our DISH branded pay-TV services.  As of June 30, 2017, we had 0.509 million broadband subscribers in the United States.  We market our wireline and satellite broadband services under the dishNET™ brand.  Our dishNET satellite broadband service has utilized advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide, primarily targeting rural residents that are underserved, or unserved, by wireline broadband.  During the first quarter 2017, we decided to transition our wholesale arrangement with Hughes to an authorized representative arrangement and entered into a master service agreement (the “MSA”) with Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes, pursuant to which we, among other things: (i) have the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) install Hughes service equipment with respect to activations generated by us.  While broadband subscriber activations generated by us under the MSA are not included in our Broadband subscriber count, under the MSA, HNS will make certain payments to us for each Hughes service activation generated and installation performed by us, and we will not have to incur subscriber acquisition costs for these subscribers.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further information.  As a result of the MSA with Hughes, we are no longer marketing dishNET satellite broadband services provided on a wholesale basis by Hughes, and our Broadband subscriber count related to the Hughes service will decline through customer attrition.

As a result of the completion of the Share Exchange with EchoStar, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.

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

The table below includes preliminary unaudited supplemental pro forma information of our quarterly results of operations and certain key metrics as if the results of the Transferred Businesses were included for the year ended December 31, 2016:

	For the Three Months Ended
Quarterly Pro Forma Information - 2016	March 31	June 30	September 30	December 31
	(In thousands)
Subscriber-related revenue	$3,775,478	$3,826,216	$3,731,528	$3,700,717
Equipment sales and other revenue	51,996	38,375	35,944	52,048
Total revenue	3,827,474	3,864,591	3,767,472	3,752,765
Subscriber-related expenses	2,230,249	2,249,260	2,225,138	2,208,977
Satellite and transmission expenses	168,581	175,625	179,524	186,989
Cost of sales - equipment and other	40,266	28,245	22,779	42,612
Subscriber acquisition costs	376,393	349,449	402,664	327,986
General and administrative expenses	201,001	182,145	190,707	183,249
Depreciation and amortization	227,566	239,585	223,998	230,053
Total costs and expenses	3,244,056	3,224,309	3,244,810	3,179,866
Operating income (loss)	$583,418	$640,282	$522,662	$572,899

Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$625	$756	$620	$525

Wireless

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  Most recently, the broadcast incentive auction in the 600 MHz frequency range (“Auction 1000”) began on March 29, 2016 and concluded on March 30, 2017.  On April 13, 2017, the Federal Communications Commission (“FCC”) announced that ParkerB.com Wireless L.L.C. (“ParkerB.com”), a wholly-owned subsidiary of DISH Network, was the winning bidder for 486 wireless spectrum licenses (the “600 MHz Licenses”) with aggregate winning bids totaling approximately $6.211 billion.  On April 27, 2017, ParkerB.com filed an application with the FCC to acquire the 600 MHz Licenses.  On July 1, 2016, we paid $1.5 billion to the FCC as a deposit for Auction 1000.  On May 11, 2017, we paid the remaining balance of our winning bids of approximately $4.711 billion.  On June 14, 2017, the FCC issued an order granting ParkerB.com’s application to acquire the 600 MHz Licenses.

We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”).  The first phase of the network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.

See Note 10 “Commitments and Contingencies — DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through our wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), we have made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets.  Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.  See Note 10 “Commitments and Contingencies — DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Many of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers, including bundled offers combining broadband, video and/or wireless services and other promotional offers.  Certain competitors have been able to subsidize the price of video services with the price of broadband and/or wireless services.  In addition, our gross new Pay-TV subscriber activations and net Pay-TV subscriber additions continue to be negatively impacted by stricter customer acquisition and retention policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring and retaining higher quality subscribers.

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

We implement new marketing promotions from time to time that are intended to increase our gross new Pay-TV subscriber activations.  For example, we have launched various marketing promotions offering certain DISH branded pay-TV programming packages without a price increase for a limited time period.  We also launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of eight themed add-on channel packs, which include, among others, local broadcast networks and kids and general entertainment programming.  Subscribers can also add or remove additional channel packs to best suit their entertainment needs.  During 2017, we launched “Tuned In To You” and the accompanying “Spokeslistener” campaign.  While we plan to implement these and other new marketing efforts, there can be no assurance that we will ultimately be successful in increasing our gross new Pay-TV subscriber activations.  Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

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

Litigation expense.    “Litigation expense” primarily consists of certain significant legal settlements, judgments or accruals.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016.

	For the Three Months Ended June 30,		Variance
Statements of Operations Data	2017	2016	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,614,279	$3,826,216	$(211,937)	(5.5)
Equipment sales and other revenue	29,353	38,375	(9,022)	(23.5)
Total revenue	3,643,632	3,864,591	(220,959)	(5.7)

Costs and Expenses:
Subscriber-related expenses	2,242,775	2,249,260	(6,485)	(0.3)
% of Subscriber-related revenue	62.1%	58.8%
Satellite and transmission expenses	163,980	175,625	(11,645)	(6.6)
% of Subscriber-related revenue	4.5%	4.6%
Cost of sales - equipment and other	22,136	28,245	(6,109)	(21.6)
Subscriber acquisition costs	275,460	349,449	(73,989)	(21.2)
General and administrative expenses	179,812	182,145	(2,333)	(1.3)
% of Total revenue	4.9%	4.7%
Litigation expense	295,695	—	295,695	*
Depreciation and amortization	211,671	239,585	(27,914)	(11.7)
Total costs and expenses	3,391,529	3,224,309	167,220	5.2

Operating income (loss)	252,103	640,282	(388,179)	(60.6)

Other Income (Expense):
Interest income	12,447	8,989	3,458	38.5
Interest expense, net of amounts capitalized	(26,269)	(3,410)	(22,859)	*
Other, net	3,167	45,376	(42,209)	(93.0)
Total other income (expense)	(10,655)	50,955	(61,610)	*

Income (loss) before income taxes	241,448	691,237	(449,789)	(65.1)
Income tax (provision) benefit, net	(182,686)	(253,175)	70,489	27.8
Effective tax rate	75.7%	36.6%
Net income (loss)	58,762	438,062	(379,300)	(86.6)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	18,646	13,959	4,687	33.6
Net income (loss) attributable to DISH Network	$40,116	$424,103	$(383,987)	(90.5)

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.332	13.593	(0.261)	(1.9)
Pay-TV subscriber additions, gross (in millions)	0.444	0.527	(0.083)	(15.7)
Pay-TV subscriber additions (losses), net (in millions)	(0.196)	(0.281)	0.085	30.2
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.59%	1.96%	(0.37)%	(18.9)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$690	$756	$(66)	(8.7)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$87.25	$89.98	$(2.73)	(3.0)
Broadband subscribers, as of period end (in millions)	0.509	0.613	(0.104)	(17.0)
Broadband subscriber additions, gross (in millions)	0.008	0.041	(0.033)	(80.5)
Broadband subscriber additions (losses), net (in millions)	(0.046)	(0.015)	(0.031)	*
EBITDA	$448,295	$911,284	$(462,989)	(50.8)

* Percentage is not meaningful.

Pay-TV subscribers.  We lost approximately 196,000 net Pay-TV subscribers during the three months ended June 30, 2017 compared to the loss of approximately 281,000 net Pay-TV subscribers during the same period in 2016.  The decrease in net Pay-TV subscriber losses during the three months ended June 30, 2017 compared to the same period in 2016 primarily resulted from a lower Pay-TV churn rate, partially offset by lower gross new Pay-TV subscriber activations.

Our Pay-TV churn rate for the three months ended June 30, 2017 was 1.59% compared to 1.96% for the same period in 2016.  This decrease primarily resulted from our increased emphasis on acquiring and retaining higher quality subscribers as well as an increase in Sling branded pay-TV subscribers.  As described in “Explanation of Key Metrics and Other Items,” Sling branded pay-TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  Therefore, to the extent that our Sling branded pay-TV subscriber base grows, our Pay-TV churn rate will be positively impacted.  While our Pay-TV churn rate improved during the three months ended June 30, 2017, it continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the three months ended June 30, 2017, we activated approximately 444,000 gross new Pay-TV subscribers compared to approximately 527,000 gross new Pay-TV subscribers during the same period in 2016, a decrease of 15.7%.  This decrease in our gross new Pay-TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers.  This decrease was partially offset by an increase in Sling branded pay-TV subscriber activations during the second quarter 2017.

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

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain independent third-party retailers and installers to provide high-quality service.  Most of these factors have affected both gross new Pay-TV subscriber activations as well as Pay-TV churn rate.  Our future gross new Pay-TV subscriber activations and our Pay-TV churn rate may be negatively impacted by these factors, which could in turn adversely affect our revenue.

Broadband subscribers.  We lost approximately 46,000 net Broadband subscribers during the three months ended June 30, 2017 compared to the loss of approximately 15,000 net Broadband subscribers during the same period in 2016.  The net Broadband subscriber losses during the three months ended June 30, 2017 primarily resulted from lower gross new Broadband subscriber activations and a higher number of customer disconnects.  During the three months ended June 30, 2017 and 2016, we activated approximately 8,000 and 41,000 gross new Broadband subscribers, respectively.  As a result of the MSA with Hughes, we are no longer marketing dishNET broadband satellite services provided on a wholesale basis by Hughes, and our Broadband subscriber count related to the Hughes service will decline through customer attrition.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.614 billion for the three months ended June 30, 2017, a decrease of $212 million or 5.5% compared to the same period in 2016.  The decrease in “Subscriber-related revenue” from the same period in 2016 was primarily related to the decrease in Pay-TV ARPU discussed below and a lower average Pay-TV subscriber base.  Included in “Subscriber-related revenue” was $101 million and $117 million of revenue related to our broadband services for the three months ended June 30, 2017 and 2016, respectively, representing 2.8% and 3.1% of our total “Subscriber-related revenue,” respectively.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $87.25 during the three months ended June 30, 2017 versus $89.98 during the same period in 2016.  The $2.73 or 3.0% decrease in Pay-TV ARPU was primarily attributable to a shift in DISH branded pay-TV programming package mix to lower priced programming packages and an increase in Sling branded pay-TV subscribers as a percentage of our total Pay-TV subscriber base.  Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH branded pay-TV programming package price increases in February 2017 and 2016.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.243 billion during the three months ended June 30, 2017, a decrease of $6 million or 0.3% compared to the same period in 2016.  The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber, partially offset by higher programming costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  Included in “Subscriber-related expenses” was $60 million and $70 million of expense related to our broadband services for the three months ended June 30, 2017 and 2016, respectively.  “Subscriber-related expenses” represented 62.1% and 58.8% of “Subscriber-related revenue” for the three months ended June 30, 2017 and 2016, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs, discussed above.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $275 million during the three months ended June 30, 2017, a decrease of $74 million or 21.2% compared to the same period in 2016.  This change was primarily attributable to fewer gross new Pay-TV subscriber activations, a decrease in Pay-TV SAC, discussed below, and a decrease in expense related to our Broadband subscriber activations.  Included in “Subscriber acquisition costs” was $4 million and $18 million of expenses related to our broadband services for the three months ended June 30, 2017 and 2016, respectively.

Pay-TV SAC.  Pay-TV SAC was $690 during the three months ended June 30, 2017 compared to $756 during the same period in 2016, a decrease of $66 or 8.7%.  This change was primarily attributable to an increase in Sling branded pay-TV subscriber activations and a decrease in hardware costs per activation, partially offset by an increase in advertising costs per activation.  Subscriber acquisition costs for Sling branded pay-TV subscribers are significantly lower than those for DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscriber activations during the second quarter 2017 had a positive impact on Pay-TV SAC.  We expect this trend to continue.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts and by a reduction in manufacturing costs related to certain receiver systems.

During the three months ended June 30, 2017 and 2016, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $35 million and $68 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

Litigation expense.    “Litigation expense” related to certain significant legal settlements, judgments or accruals totaled $296 million during the three months ended June 30, 2017.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $212 million during the three months ended June 30, 2017, a $28 million or 11.7% decrease compared to the same period in 2016.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH branded pay-TV subscribers, partially offset by the increase in depreciation expense associated with our EchoStar XVIII satellite, which became operational during the third quarter 2016.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $26 million during the three months ended June 30, 2017, an increase of $23 million compared to the same period in 2016.  This increase was primarily related to interest expense associated with debt issuances during 2016 and 2017, partially offset by an increase of $61 million in capitalized interest principally associated with wireless spectrum.  On June 14, 2017, the FCC issued an order granting ParkerB.com’s application to acquire the 600 MHz Licenses.  The addition of the carrying amount of these licenses, together with the carrying amount of current wireless spectrum licenses, exceeded the amount of long-term debt and capital lease obligations on our Condensed Consolidated Balance Sheets as of June 30, 2017.  Therefore, we expect that materially all of our interest expense will be capitalized in future periods.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net.  “Other, net” income was $3 million during the three months ended June 30, 2017, a decrease of $42 million or 93.0% compared to the same period in 2016.  This change resulted from a decrease in net realized and/or unrealized gains on our marketable investment securities and derivative financial instruments.  See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $448 million during the three months ended June 30, 2017, a decrease of $463 million or 50.8% compared to the same period in 2016.  EBITDA for the three months ended June 30, 2017 was negatively impacted by “Litigation expense” of $296 million.  EBITDA for the three months ended June 30, 2016 was positively impacted by “Other, net” income of $45 million. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended June 30,
	2017	2016
	(In thousands)
EBITDA	$448,295	$911,284
Interest, net	(13,822)	5,579
Income tax (provision) benefit, net	(182,686)	(253,175)
Depreciation and amortization	(211,671)	(239,585)
Net income (loss) attributable to DISH Network	$40,116	$424,103

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

Income tax (provision) benefit, net.  Our income tax provision was $183 million during the three months ended June 30, 2017,  a decrease of $70 million compared to the same period in 2016.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.  Our effective tax rate was negatively impacted by $255 million of “Litigation expense” related to the FTC Action during the three months ended June 30, 2017, as any eventual payments of this expense may not be deductible for income tax purposes.  The tax deductibility of any eventual payments may change based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016.

	For the Six Months Ended June 30,		Variance
Statements of Operations Data	2017	2016	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$7,258,365	$7,601,694	$(343,329)	(4.5)
Equipment sales and other revenue	65,628	90,371	(24,743)	(27.4)
Total revenue	7,323,993	7,692,065	(368,072)	(4.8)

Costs and Expenses:
Subscriber-related expenses	4,485,962	4,479,509	6,453	0.1
% of Subscriber-related revenue	61.8%	58.9%
Satellite and transmission expenses	340,162	344,206	(4,044)	(1.2)
% of Subscriber-related revenue	4.7%	4.5%
Cost of sales - equipment and other	50,109	68,511	(18,402)	(26.9)
Subscriber acquisition costs	565,494	725,842	(160,348)	(22.1)
General and administrative expenses	310,847	383,146	(72,299)	(18.9)
% of Total revenue	4.2%	5.0%
Litigation expense	295,695	—	295,695	*
Depreciation and amortization	416,301	467,151	(50,850)	(10.9)
Total costs and expenses	6,464,570	6,468,365	(3,795)	(0.1)

Operating income (loss)	859,423	1,223,700	(364,277)	(29.8)

Other Income (Expense):
Interest income	26,739	12,943	13,796	*
Interest expense, net of amounts capitalized	(55,439)	(4,115)	(51,324)	*
Other, net	7,912	112,293	(104,381)	(93.0)
Total other income (expense)	(20,788)	121,121	(141,909)	*

Income (loss) before income taxes	838,635	1,344,821	(506,186)	(37.6)
Income tax (provision) benefit, net	(389,798)	(494,815)	105,017	21.2
Effective tax rate	46.5%	36.8%
Net income (loss)	448,837	850,006	(401,169)	(47.2)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	33,006	26,012	6,994	26.9
Net income (loss) attributable to DISH Network	$415,831	$823,994	$(408,163)	(49.5)

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.332	13.593	(0.261)	(1.9)
Pay-TV subscriber additions, gross (in millions)	0.991	1.184	(0.193)	(16.3)
Pay-TV subscriber additions (losses), net (in millions)	(0.339)	(0.304)	(0.035)	(11.5)
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.64%	1.80%	(0.16)%	(8.9)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$634	$684	$(50)	(7.3)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$86.90	$88.96	$(2.06)	(2.3)
Broadband subscribers, as of period end (in millions)	0.509	0.613	(0.104)	(17.0)
Broadband subscriber additions, gross (in millions)	0.035	0.097	(0.062)	(63.9)
Broadband subscriber additions (losses), net (in millions)	(0.071)	(0.010)	(0.061)	*
EBITDA	$1,250,630	$1,777,132	$(526,502)	(29.6)

* Percentage is not meaningful.

Pay-TV subscribers.  We lost approximately 339,000 net Pay-TV subscribers during the six months ended June 30, 2017 compared to the loss of approximately 304,000 net Pay-TV subscribers during the same period in 2016.  The increase in net Pay-TV subscriber losses during the six months ended June 30, 2017 compared to the same period in 2016 primarily resulted from lower gross new Pay-TV subscriber activations, partially offset by a lower Pay-TV churn rate.

During the six months ended June 30, 2017, we activated approximately 991,000 gross new Pay-TV subscribers compared to approximately 1.184 million gross new Pay-TV subscribers during the same period in 2016, a decrease of 16.3%.  This decrease in our gross new Pay-TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers.  This decrease was partially offset by an increase in Sling branded pay-TV subscriber activations during 2017.

Our Pay-TV churn rate for the six months ended June 30, 2017 was 1.64% compared to 1.80% for the same period in 2016.  This decrease primarily resulted from an increase in Sling branded pay-TV subscribers as well as our increased emphasis on acquiring and retaining higher quality subscribers.  As described in “Explanation of Key Metrics and Other Items,” Sling branded pay-TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  Therefore, to the extent that our Sling branded pay-TV subscriber base grows, our Pay-TV churn rate will be positively impacted.  While our Pay-TV churn rate improved during the six months ended June 30, 2017, it continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Broadband subscribers.  We lost approximately 71,000 net Broadband subscribers during the six months ended June 30, 2017 compared to the loss of approximately 10,000 net Broadband subscribers during the same period in 2016.  The net Broadband subscriber losses during the six months ended June 30, 2017 primarily resulted from lower gross new Broadband subscriber activations and a higher number of customer disconnects.  During the six months ended June 30, 2017 and 2016, we activated approximately 35,000 and 97,000 gross new Broadband subscribers, respectively.  As a result of the MSA with Hughes, we are no longer marketing dishNET broadband satellite services provided on a wholesale basis by Hughes, and our Broadband subscriber count related to the Hughes service will decline through customer attrition.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $7.258 billion for the six months ended June 30, 2017, a decrease of $343 million or 4.5% compared to the same period in 2016.  The decrease in “Subscriber-related revenue” from the same period in 2016 was primarily related to the decrease in Pay-TV ARPU discussed below and a lower average Pay-TV subscriber base.  Included in “Subscriber-related revenue” was $209 million and $233 million of revenue related to our broadband services for the six months ended June 30, 2017 and 2016, respectively, representing 2.9% and 3.1% of our total “Subscriber-related revenue,” respectively.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $86.90 during the six months ended June 30, 2017 versus $88.96 during the same period in 2016.  The $2.06 or 2.3% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling branded pay-TV subscribers as a percentage of our total Pay-TV subscriber base and a shift in DISH branded pay-TV programming package mix to lower priced programming packages.  Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH branded pay-TV programming package price increases in February 2017 and 2016.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $4.486 billion during the six months ended June 30, 2017, an increase of $6 million or 0.1% compared to the same period in 2016.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs per subscriber, partially offset by a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  Included in “Subscriber-related expenses” was $125 million and $140 million of expense related to our broadband services for the six months ended June 30, 2017 and 2016, respectively.  “Subscriber-related expenses” represented 61.8% and 58.9% of “Subscriber-related revenue” for the six months ended June 30, 2017 and 2016, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs, discussed above.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $565 million during the six months ended June 30, 2017, a decrease of $160 million or 22.1% compared to the same period in 2016.  This change was primarily attributable to fewer gross new Pay-TV subscriber activations, a decrease in Pay-TV SAC, discussed below, and a decrease in expense related to our Broadband subscriber activations.  Included in “Subscriber acquisition costs” was $14 million and $42 million of expenses related to our broadband services for the six months ended June 30, 2017 and 2016, respectively.

Pay-TV SAC.  Pay-TV SAC was $634 during the six months ended June 30, 2017 compared to $684 during the same period in 2016, a decrease of $50 or 7.3%.  This change was primarily attributable to an increase in Sling branded pay-TV subscriber activations and a decrease in hardware costs per activation, partially offset by an increase in advertising costs per activation.  Subscriber acquisition costs for Sling branded pay-TV subscribers are significantly lower than those for DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscriber activations during 2017 had a positive impact on Pay-TV SAC.  We expect this trend to continue.  The decrease in hardware costs per activation was primarily due to a reduction in manufacturing costs related to certain receiver systems.

During the six months ended June 30, 2017 and 2016, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $77 million and $126 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

General and administrative expenses.  “General and administrative expenses” totaled $311 million during the six months ended June 30, 2017, a $72 million or 18.9% decrease compared to the same period in 2016.  This decrease was primarily driven by a reimbursement of legal fees during the first quarter 2017 and a decrease in costs to support DISH Network.

Litigation expense.    “Litigation expense” related to certain significant legal settlements, judgments or accruals totaled $296 million during the six months ended June 30, 2017.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $416 million during the six months ended June 30, 2017, a $51 million or 10.9% decrease compared to the same period in 2016.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH branded pay-TV subscribers, partially offset by the increase in depreciation expense associated with our EchoStar XVIII satellite, which became operational during the third quarter 2016.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $55 million during the six months ended June 30, 2017, an increase of $51 million compared to the same period in 2016.  This increase was primarily related to interest expense associated with debt issuances during 2016 and 2017, partially offset by an increase of $106 million in capitalized interest principally associated with wireless spectrum.  On June 14, 2017, the FCC issued an order granting ParkerB.com’s application to acquire the 600 MHz Licenses.  The addition of the carrying amount of these licenses, together with the carrying amount of current wireless spectrum licenses, exceeded the amount of long-term debt and capital lease obligations on our Condensed Consolidated Balance Sheets as of June 30, 2017.  Therefore, we expect that materially all of our interest expense will be capitalized in future periods.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net.  “Other, net” income was $8 million during the six months ended June 30, 2017, a decrease of $104 million or 93.0% compared to the same period in 2016.  This change resulted from a decrease in net realized and/or unrealized gains on our marketable investment securities and derivative financial instruments.  See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.251 billion during the six months ended June 30, 2017, a decrease of $527 million or 29.6% compared to the same period in 2016.  EBITDA for the six months ended June 30, 2017 was negatively impacted by “Litigation expense” of $296 million.  EBITDA for the six months ended June 30, 2016 was positively impacted by “Other, net” income of $112 million. The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months Ended June 30,
	2017	2016
	(In thousands)
EBITDA	$1,250,630	$1,777,132
Interest, net	(28,700)	8,828
Income tax (provision) benefit, net	(389,798)	(494,815)
Depreciation and amortization	(416,301)	(467,151)
Net income (loss) attributable to DISH Network	$415,831	$823,994

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

Income tax (provision) benefit, net.  Our income tax provision was $390 million during the six months ended June 30, 2017,  a decrease of $105 million compared to the same period in 2016.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.

Our effective tax rate was negatively impacted by $255 million of “Litigation expense” related to the FTC Action during the six months ended June 30, 2017, as any eventual payments of this expense may not be deductible for income tax purposes.  The tax deductibility of any eventual payments may change based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities.  As of June 30, 2017, our cash, cash equivalents and current marketable investment securities totaled $2.386 billion compared to $5.360 billion as of December 31, 2016, a decrease of $2.974 billion.  This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from a $4.711 billion payment to the FCC for the 600 MHz Licenses and capital expenditures of $665 million (including capitalized interest related to FCC authorizations), partially offset by approximately $994 million in net proceeds from the issuance of our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024”) and cash generated from operating activities of $1.493 billion.

Cash Flow

The following discussion highlights our cash flow activities during the six months ended June 30, 2017.

Cash flows from operating activities

For the six months ended June 30, 2017, we reported “Net cash flows from operating activities” of $1.493 billion primarily attributable to $1.208 billion of net income adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments” and “Deferred tax expense (benefit).”  In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments including $296 million of “Litigation expense.”  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Cash flows from investing activities

For the six months ended June 30, 2017, we reported outflows from “Net cash flows from investing activities” of $5.435 billion primarily related to a $4.711 billion payment to the FCC for the 600 MHz Licenses, capital expenditures of $665 million (including capitalized interest related to FCC authorizations) and a $90 million purchase of a strategic investment, partially offset by $20 million in net sales of marketable investment securities.  The capital expenditures included $452 million of capitalized interest related to FCC authorizations, $146 million for new and existing Pay-TV subscriber equipment, $1 million for new and existing Broadband subscriber equipment and $66 million of other corporate capital expenditures.

Cash flows from financing activities

For the six months ended June 30, 2017, we reported “Net cash flows from financing activities” of $983 million primarily related to approximately $994 million in net proceeds from the issuance of the Convertible Notes due 2024.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months
	Ended June 30,
	2017	2016
	(In thousands)
Free cash flow	$828,288	$866,813
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	664,808	724,837
Net cash flows from operating activities	$1,493,096	$1,591,650

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

Subscriber Base

We lost approximately 339,000 net Pay-TV subscribers during the six months ended June 30, 2017 compared to the loss of approximately 304,000 net Pay-TV subscribers during the same period in 2016.  The increase in net Pay-TV subscriber losses during the six months ended June 30, 2017 compared to the same period in 2016 primarily resulted from lower gross new Pay-TV subscriber activations, partially offset by a lower Pay-TV churn rate.  See “Results of Operations” above for further information.

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

Covenants and Restrictions Related to our Long-Term Debt

We are subject to the covenants and restrictions set forth in the indentures related to our long-term debt.  In particular, the indentures related to our outstanding senior notes issued by DISH DBS Corporation (“DISH DBS”) contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:  (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets.  Should we fail to comply with these covenants, all or a portion of the debt under the senior notes and our other long-term debt could become immediately payable.  The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur.  In addition, the 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”) and the Convertible Notes due 2024 provide that, if a “fundamental change” (as defined in the related indenture) occurs, holders may require us to repurchase for cash all or part of their Convertible Notes due 2026 and their Convertible Notes due 2024.  As of the date of filing of this Quarterly Report on Form 10-Q, we and DISH DBS were in compliance with the covenants and restrictions related to our respective long-term debt.

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

Obligations and Future Capital Requirements

We expect to fund our future working capital, capital expenditures and debt service requirements from cash generated from operations, existing cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital.  The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.  The majority of our capital expenditures for 2017, with the exception of the commercialization of our wireless spectrum licenses and purchase of additional wireless spectrum licenses discussed below, are expected to be driven by the costs associated with subscriber premises equipment and capital expenditures for our satellite-related obligations.  These expenditures are necessary to operate and maintain our Pay-TV services.  Consequently, we consider them to be non-discretionary.  The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives that may arise from time to time.  Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time, and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty.  Our Pay-TV subscriber base has been declining and there can be no assurance that our Pay-TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our cash flow.  In addition, the rulings in the Do Not Call litigation requiring us to pay up to an aggregate amount of $341 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.  These factors, including a reduction in our available future cash flows, could require that we raise additional capital in the future.

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at acceptable terms.  These developments may have a significant effect on our cost of financing and our liquidity position.

Wireless

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  Most recently, Auction 1000 began on March 29, 2016 and concluded on March 30, 2017.  On April 13, 2017, the FCC announced that ParkerB.com, a wholly-owned subsidiary of DISH Network, was the winning bidder for certain 600 MHz Licenses with aggregate winning bids totaling approximately $6.211 billion.  On April 27, 2017, ParkerB.com filed an application with the FCC to acquire the 600 MHz Licenses.  On July 1, 2016, we paid $1.5 billion to the FCC as a deposit for Auction 1000.  On May 11, 2017, we paid the remaining balance of our winning bids of approximately $4.711 billion.  On June 14, 2017, the FCC issued an order granting ParkerB.com’s application to acquire the 600 MHz Licenses.

We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  The first phase of the network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.

See Note 10 “Commitments and Contingencies — DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses.    Through our wholly-owned subsidiaries American II and American III, we have made over $10 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  On October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.  See Note 10 “Commitments and Contingencies —DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Debt Maturity

Our 4 5/8% Senior Notes with an aggregate principal balance of $900 million were redeemed on July 17, 2017.

Our 4 1/4% Senior Notes with an aggregate principal balance of $1.2 billion mature on April 1, 2018.  We expect to fund this obligation from cash and marketable investment securities balances at that time.  But, depending on market conditions, we may refinance this obligation in whole or in part.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2017.  For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The rulings in the Do Not Call litigation requiring us to pay up to an aggregate amount of $341 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois (the “FTC Action”), alleging violations of the Telephone Consumer Protection Act (“TCPA”) and the Telemarketing Sales Rule (“TSR”), as well as analogous state statutes and state consumer protection laws.  The plaintiffs alleged that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs were seeking civil penalties and damages of approximately $270 million and that the federal plaintiff was seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs were also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We also filed a motion for summary judgment, seeking dismissal of all claims.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. was entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs were entitled to partial summary judgment with respect to ten claims in the action, which included, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages were questions for trial.

In pre-trial disclosures, the federal plaintiff indicated that it intended to seek up to $900 million in alleged civil penalties, and the state plaintiffs indicated that they intended to seek as much as $23.5 billion in alleged civil penalties and damages.  The plaintiffs also modified their request for injunctive relief.  Their requested injunction, if granted, would have enjoined DISH Network L.L.C. from placing outbound telemarketing calls unless and until: (i) DISH Network L.L.C. hired a third-party consulting organization to perform a review of its call center operations; (ii) such third-party consulting organization submitted a telemarketing compliance plan to the Court and the federal plaintiff; (iii) the Court held a hearing on the adequacy of the plan; (iv) if the Court approved the plan, DISH Network L.L.C. implemented the plan and verified to the Court that it had implemented the plan; and (v) the Court issued an order permitting DISH Network L.L.C. to resume placing outbound telemarketing calls.  The plaintiffs’ modified request for injunctive relief, if granted, would have also enjoined DISH Network L.L.C. from accepting customer orders solicited by certain independent third-party retailers unless and until a similar third-party review and Court approval process was followed with respect to the telemarketing activities of its independent third-party retailer base to ensure compliance with the TSR.

The first phase of the bench trial took place January 19, 2016 through February 11, 2016.  In closing briefs, the federal plaintiff indicated that it still was seeking $900 million in alleged civil penalties; the California state plaintiff indicated that it was seeking $100 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); the Ohio state plaintiff indicated that it was seeking approximately $10 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); and the Illinois and North Carolina state plaintiffs did not state the specific alleged civil penalties and damages that they were seeking; but the state plaintiffs took the general position that any damages award less than $1.0 billion (presumably for both federal and state law claims) would not raise constitutional concerns.  Under the Eighth Amendment of the U.S. Constitution, excessive fines may not be imposed.

On October 3, 2016, the plaintiffs further modified their request for injunctive relief, and were seeking, among other things, to enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from some or all existing independent third-party retailers.  The second phase of the bench trial, which commenced on October 25, 2016 and concluded on November 2, 2016, covered the plaintiffs’ requested injunctive relief, as well as certain evidence related to the state plaintiffs’ claims.

On June 5, 2017, the Court issued Findings of Fact and Conclusions of Law and entered Judgment ordering DISH Network L.L.C. to pay an aggregate amount of $280 million to the federal and state plaintiffs.  The Court also issued a Permanent Injunction (the “Injunction”) against DISH Network L.L.C. that imposes certain ongoing compliance requirements on DISH Network L.L.C., which include, among other things: (i) the retention of a telemarketing-compliance expert to prepare a plan to ensure that DISH Network L.L.C. and certain independent third-party retailers will continue to comply with telemarketing laws and the Injunction; (ii) certain telemarketing records retention and production requirements; and (iii) certain compliance reporting and monitoring requirements.  In addition to the compliance requirements under the Injunction, within ninety (90) days after the effective date of the Injunction, DISH Network L.L.C. is required to demonstrate that it and certain independent third-party retailers are in compliance with the Safe Harbor Provisions of the TSR and TCPA and have made no prerecorded telemarketing calls during the five (5) years prior to the effective date of the Injunction (collectively, the “Demonstration Requirements”).  If DISH Network L.L.C. fails to prove that it meets the Demonstration Requirements, it will be barred from conducting any outbound telemarketing for two (2) years.  If DISH Network L.L.C. fails to prove that a particular independent third-party retailer meets the Demonstration Requirements, DISH Network L.L.C. will be barred from accepting orders from that independent third-party retailer for two (2) years.  On July 3, 2017, DISH Network L.L.C. filed two motions with the Court:  (1) to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (2) to clarify, alter and amend the Injunction.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.

The rulings in the Do Not Call litigation requiring us to pay up to an aggregate amount of $341 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from April 1, 2017 through June 30, 2017:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)
	(In thousands, except share data)
April 1, 2017 - April 30, 2017	—	$—	—	$1,000,000
May 1, 2017 - May 31, 2017	—	$—	—	$1,000,000
June 1, 2017 - June 30, 2017	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

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

Item 5.OTHER INFORMATION

Frequency of Future Non-Binding Shareholder Advisory Votes on Executive Compensation

As previously reported in a Current Report on Form 8-K filed on May 5, 2017, at our 2017 Annual Meeting of Shareholders held on May 1, 2017, our shareholders approved, on a non-binding advisory basis, the holding of a non-binding shareholder advisory vote on executive compensation every three years.  Based on this voting result, among other factors, the Company will include a non-binding shareholder advisory vote on executive compensation in its proxy materials every three years until the next required shareholder vote on the frequency of such non-binding advisory votes on executive compensation.

Item 6.EXHIBITS

(a)Exhibits.

10.1☐

Description of certain performance-based cash awards to certain executive officers (incorporated by reference to Item 5.02 of the Current Report on Form 8‑K of DISH Network Corporation filed May 5, 2017, Commission File No. 0-26176).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2017, filed on August 3, 2017, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  August 3, 2017