Form 10-Q
period 2017-09-30
DISH Network CORP
filed 2017-11-09
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017.

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

As of November 2, 2017, the registrant’s outstanding common stock consisted of 227,922,199 shares of Class A common stock and 238,435,208 shares of Class B common stock.

PART I — FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2017 and December 31, 2016 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	82

Item 4.	Controls and Procedures	82

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	82

Item 1A.	Risk Factors	82

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	83

	Signatures	84

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

Legal and Regulatory Risks

•

The rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $341 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Part I,  Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) filed with the SEC, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$1,582,850	$5,324,503
Marketable investment securities	267,799	35,616
Trade accounts receivable, net of allowance for doubtful accounts of $17,765 and $18,399, respectively	703,631	777,908
Inventory	318,892	422,349
FCC auction deposit (Note 10)	—	1,500,000
Other current assets	249,379	220,011
Total current assets	3,122,551	8,280,387

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	72,322	82,360
Property and equipment, net	2,378,811	2,654,271
FCC authorizations	23,462,765	16,498,733
Other investment securities	112,381	33,248
Other noncurrent assets, net	372,025	365,293
Total noncurrent assets	26,398,304	19,633,905
Total assets	$29,520,855	$27,914,292

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$374,130	$524,704
Deferred revenue and other	715,405	773,982
Accrued programming	1,593,804	1,542,036
Accrued interest	227,773	305,739
Other accrued expenses (Note 10)	802,059	504,468
Current portion of long-term debt and capital lease obligations	1,241,187	941,903
Total current liabilities	4,954,358	4,592,832

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	15,119,419	15,541,736
Deferred tax liabilities	3,062,592	2,385,525
Long-term deferred revenue and other long-term liabilities	464,442	463,242
Total long-term obligations, net of current portion	18,646,453	18,390,503
Total liabilities	23,600,811	22,983,335

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	366,809	319,634

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 227,917,439 and 226,812,205 shares issued and outstanding, respectively	2,279	2,268
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	3,291,076	3,071,425
Accumulated other comprehensive income (loss)	6,174	781
Accumulated earnings (deficit)	2,249,897	1,536,691
Total DISH Network stockholders’ equity (deficit)	5,551,810	4,613,549
Noncontrolling interests	1,425	(2,226)
Total stockholders’ equity (deficit)	5,553,235	4,611,323
Total liabilities and stockholders’ equity (deficit)	$29,520,855	$27,914,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Subscriber-related revenue	$3,551,054	$3,731,528	$10,809,419	$11,333,222
Equipment sales and other revenue	32,400	35,944	98,028	126,315
Total revenue	3,583,454	3,767,472	10,907,447	11,459,537

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	2,237,742	2,225,138	6,723,704	6,704,647
Satellite and transmission expenses	160,009	179,524	500,171	523,730
Cost of sales - equipment and other	21,563	22,779	71,672	91,290
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	15,826	35,483	59,225	129,413
Other subscriber acquisition costs	155,870	183,148	432,631	556,928
Subscriber acquisition advertising	147,115	184,033	392,449	442,165
Total subscriber acquisition costs	318,811	402,664	884,305	1,128,506
General and administrative expenses	186,954	190,707	497,801	573,853
Litigation expense (Note 10)	—	—	295,695	—
Depreciation and amortization (Note 8)	209,324	223,998	625,625	691,149
Total costs and expenses	3,134,403	3,244,810	9,598,973	9,713,175

Operating income (loss)	449,051	522,662	1,308,474	1,746,362

Other Income (Expense):
Interest income	7,240	7,387	33,979	20,330
Interest expense, net of amounts capitalized	(4,370)	(19,709)	(59,809)	(23,824)
Other, net	40,261	4,387	48,173	116,680
Total other income (expense)	43,131	(7,935)	22,343	113,186

Income (loss) before income taxes	492,182	514,727	1,330,817	1,859,548
Income tax (provision) benefit, net	(176,917)	(181,752)	(566,715)	(676,567)
Net income (loss)	315,265	332,975	764,102	1,182,981
Less: Net income (loss) attributable to noncontrolling interests, net of tax	17,890	14,523	50,896	40,535
Net income (loss) attributable to DISH Network	$297,375	$318,452	$713,206	$1,142,446

Weighted-average common shares outstanding - Class A and B common stock:
Basic	466,240	464,927	465,893	464,703
Diluted	525,246	492,969	521,639	474,784

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.64	$0.68	$1.53	$2.46
Diluted net income (loss) per share attributable to DISH Network	$0.57	$0.67	$1.42	$2.43

Comprehensive Income (Loss):
Net income (loss)	$315,265	$332,975	$764,102	$1,182,981
Other comprehensive income (loss):
Foreign currency translation adjustments	232	—	1,078	—
Unrealized holding gains (losses) on available-for-sale securities	494	102	7,459	(2)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(1)	(2,834)	(635)	(96,477)
Deferred income tax (expense) benefit, net	(183)	999	(2,509)	35,155
Total other comprehensive income (loss), net of tax	542	(1,733)	5,393	(61,324)
Comprehensive income (loss)	315,807	331,242	769,495	1,121,657
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	17,890	14,523	50,896	40,535
Comprehensive income (loss) attributable to DISH Network	$297,917	$316,719	$718,599	$1,081,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$764,102	$1,182,981
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	625,625	691,149
Realized and unrealized losses (gains) on investments	(44,467)	(116,070)
Non-cash, stock-based compensation	20,619	10,530
Deferred tax expense (benefit)	558,423	289,309
Other, net	17,976	85,592
Changes in current assets and current liabilities, net	284,805	47,971
Net cash flows from operating activities	2,227,083	2,191,462

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(282,919)	(328,198)
Sales and maturities of marketable investment securities	107,768	679,428
Settlement of derivative financial instruments	—	562,234
Purchases of property and equipment	(324,105)	(469,673)
Capitalized interest related to FCC authorizations (Note 2)	(769,046)	(563,698)
Purchases of FCC authorizations, including deposits (Note 10)	(4,711,154)	(1,500,000)
Purchases of strategic investments	(90,381)	—
Other, net	22,944	12,746
Net cash flows from investing activities	(6,046,893)	(1,607,161)

Cash Flows From Financing Activities:
Proceeds from issuance of senior notes	—	2,000,000
Proceeds from issuance of convertible notes (Note 9)	1,000,000	3,000,000
Purchases of convertible note hedges (Note 9)	—	(635,100)
Proceeds from issuance of warrants (Note 9)	—	375,600
Redemption and repurchases of senior notes	(900,000)	(1,500,000)
Repayment of long-term debt and capital lease obligations	(32,409)	(32,428)
Payments made to parent of transferred businesses	(7,098)	(46,476)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	24,171	12,186
Debt issuance costs	(6,158)	(26,622)
Other, net	(349)	(500)
Net cash flows from financing activities	78,157	3,146,660

Net increase (decrease) in cash and cash equivalents	(3,741,653)	3,730,961
Cash and cash equivalents, beginning of period	5,324,503	1,053,983
Cash and cash equivalents, end of period	$1,582,850	$4,784,944

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

Pay-TV and Broadband

We offer pay-TV services under the DISH®  brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  Our Sling domestic service has a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously.  All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.  As of September 30, 2017, we had 13.203 million Pay-TV subscribers in the United States,  after we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, due to the impact of Hurricane Maria.

In addition, we have marketed broadband services under the dishNET™ brand, which had 0.459 million subscribers in the United States as of September 30, 2017.  Our dishNET satellite broadband service has utilized advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide, primarily targeting rural residents that are underserved, or unserved, by wireline broadband.  We also offer wireline broadband services under the dishNET brand as a competitive local exchange carrier to consumers in certain areas in 34 states and wireline voice services in certain areas of 14 of these states located in the western United States.  We have primarily bundled our dishNET branded services with our DISH branded pay-TV service.  During the first quarter 2017, we decided to transition our wholesale arrangement with Hughes to an authorized representative arrangement and entered into a master service agreement (the “MSA”) with Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes, pursuant to which we, among other things: (i) have the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) install Hughes service equipment with respect to activations generated by us.  While broadband subscriber activations generated by us under the MSA are not included in our Broadband subscriber count, under the MSA, HNS will make certain payments to us for each Hughes service activation generated and installation performed by us, and we will not have to incur subscriber acquisition costs for these subscribers.  See Note 12 for further information.  As a result of the MSA with Hughes, we are no longer marketing dishNET satellite broadband services provided on a wholesale basis by Hughes, and our Broadband subscriber count related to the Hughes service will decline through customer attrition.

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

On February 28, 2017, we and EchoStar and certain of our respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplinking services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of HNS.  In connection with the Share Exchange, we and EchoStar and certain of their subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 12 for further information.

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

Our subsequent annual and quarterly financial statements will include the results of the Transferred Businesses as described above for all periods presented in those financial statements, including periods prior to the completion of the Share Exchange.  The table below includes unaudited supplemental pro forma information for revenue and net income (loss) attributable to DISH Network on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as if the results of the Transferred Businesses were included for the three and nine months ended September 30, 2016 and for the year ended December 31, 2016, respectively:

	DISH Network (as previously reported)	Adjustments Relating to the Transferred Businesses	DISH Network (as currently reported)
		(In thousands)
For the Three Months Ended September 30, 2016:
Total revenue	$3,746,111	$21,361	$3,767,472
Net income (loss) attributable to DISH Network	$307,426	$11,026	$318,452

For the Nine Months Ended September 30, 2016:
Total revenue	$11,370,382	$89,155	$11,459,537
Net income (loss) attributable to DISH Network	$1,107,180	$35,266	$1,142,446

For the Year Ended December 31, 2016:
Total revenue	$15,094,562	$117,740	$15,212,302
Net income (loss) attributable to DISH Network	$1,449,853	$48,086	$1,497,939

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

Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale, except for investments which we account for as trading securities, discussed below.  We adjust the carrying amount of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets.  Declines in the fair value of a marketable investment security which are determined to be “other-than-temporary” are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.   Our trading securities are also carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We are currently preparing for the commercialization of our AWS-4, H Block, 700 MHz, 600 MHz and MVDDS wireless spectrum licenses, and interest expense related to their carrying amount is being capitalized.  In addition, on October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, in which we have made certain non-controlling investments.  Northstar Wireless and SNR Wireless are preparing for the commercialization of their AWS-3 Licenses and began capitalizing interest related to those AWS-3 Licenses as of October 27, 2015.  We are preparing for the commercialization of our 600 MHz Licenses and began capitalizing interest related to these licenses as of June 14, 2017.  As the carrying amount of these licenses now exceeds the carrying value of our long-term debt, materially all of our interest expense is being capitalized as of June 14, 2017.

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

As of September 30, 2017 and December 31, 2016, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.  See Note 6 for the fair value of our marketable investment securities and derivative financial instruments.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development costs totaled $8 million and $10 million for the three months ended September 30, 2017 and 2016, respectively.  Research and development costs totaled $24 million and $34 million for the nine months ended September 30, 2017 and 2016, respectively.

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), and has modified the standard thereafter.  On July 9, 2015, the FASB approved a one-year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board to create common revenue recognition guidance for GAAP and International Financial Reporting Standards.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption, and we plan on using the modified retrospective method.  We are currently finalizing our accounting policies under ASU 2014-09.  While we have not determined the ultimate impact of the standard on our Condensed Consolidated Financial Statements and related disclosures, we believe the most significant impact to us is that the standard will require that incremental costs to obtain a customer, which represent a significant portion of our non-advertising subscriber acquisition costs, be deferred and recognized over a period of time, whereas our current policy is to expense these costs as incurred.  Note that where the expected amortization period is less than a year, we plan to use the practical expedient which permits expensing of these costs.  From a revenue perspective, for substantially all of our residential video customers under a contract, we have concluded that the contract term under ASC 2014-09 is one month.  Accordingly, while there will be changes in the way certain upfront fees and other items are recognized, we do not believe at this time there will be a material change to our revenue recognition model for our residential video customers.  We are currently in the process of identifying and implementing changes to our systems, processes, and internal controls to meet the requirements of the standard.  The ultimate impact of adopting ASU 2014-09 for both revenue recognition and costs to obtain and fulfill contracts will depend on the promotions and offers in place during the period leading up to and after the adoption of ASU 2014-09.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Recognition and Measurement of Financial Assets and Financial Liabilities.   On January 5, 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”),  which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The ultimate impact of adopting ASU 2016-01 will depend on the materiality of equity investments we hold and fluctuations in the fair value of those investments.

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

Statement of Cash Flows – Update.  On August 26, 2016, the FASB issued 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  This update consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments.  If practicable, this update should be applied using a retrospective transition method to each period presented.  For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable.  This update will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We expect that the adoption of ASU 2016-15 will have an immaterial impact on our Condensed Consolidated Financial Statements and related disclosures.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Net income (loss)	$315,265	$332,975	$764,102	$1,182,981
Less: Net income (loss) attributable to noncontrolling interests, net of tax	17,890	14,523	50,896	40,535
Net income (loss) attributable to DISH Network - Basic	297,375	318,452	713,206	1,142,446
Interest on dilutive Convertible Notes, net of tax	—	9,392	30,125	9,392
Net income (loss) attributable to DISH Network - Diluted	$297,375	$327,844	$743,331	$1,151,838

Weighted-average common shares outstanding - Class A and B common stock:
Basic	466,240	464,927	465,893	464,703
Dilutive impact of Convertible Notes	58,192	27,017	54,850	9,071
Dilutive impact of stock awards outstanding	814	1,025	896	1,010
Diluted	525,246	492,969	521,639	474,784

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.64	$0.68	$1.53	$2.46
Diluted net income (loss) per share attributable to DISH Network	$0.57	$0.67	$1.42	$2.43

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	As of September 30,
	2017	2016
	(In thousands)
Anti-dilutive stock awards	1,778	1,845
Performance based options (1)	6,318	4,386
Restricted Performance Units	1,252	1,373
Common stock warrants	46,029	46,029
Total	55,377	53,633

(1)

The increase in performance based options as of September 30, 2017 primarily resulted from the issuance of stock option awards as of January 1, 2017 under a long-term, performance-based stock incentive plan adopted on December 2, 2016 (the “2017 LTIP”).

4.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Cash paid for interest (including capitalized interest)	$812,517	$591,727
Cash received for interest	5,247	8,385
Cash paid for income taxes (1)	33,181	352,088
Capitalized interest (2)	752,925	611,511
Initial equity component of the 2 3/8% Convertible Notes due 2024, net of deferred taxes of $92,512 (3)	159,869	—
Initial equity component of the 3 3/8% Convertible Notes due 2026, net of deferred taxes of $286,322	—	487,521
Employee benefits paid in Class A common stock	23,164	25,146
Satellites and other assets financed under capital lease obligations	889	7,850
Vendor financing	—	20,000

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.Other Comprehensive Income (Loss)

The following tables present the tax effect on each component of “Other comprehensive income (loss).”

	For the Three Months Ended September 30,
	2017			2016
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$232	$—	$232	$—	$—	$—
Unrealized holding gains (losses) on available-for-sale securities	494	(183)	311	102	(37)	65
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(1)	—	(1)	(2,834)	1,036	(1,798)
Other comprehensive income (loss)	$725	$(183)	$542	$(2,732)	$999	$(1,733)

	For the Nine Months Ended September 30,
	2017			2016
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit (1)	Amount
	(In thousands)
Foreign currency translation adjustments	$1,078	$—	$1,078	$—	$—	$—
Unrealized holding gains (losses) on available-for-sale securities	7,459	(2,743)	4,716	(2)	1	(1)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(635)	234	(401)	(96,477)	35,154	(61,323)
Other comprehensive income (loss)	$7,902	$(2,509)	$5,393	$(96,479)	$35,155	$(61,324)

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax.

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total
	(In thousands)

Balance as of December 31, 2016	$—	$781	$781
Foreign currency translation adjustments	1,078	—	1,078
Other comprehensive income (loss) before reclassification	—	4,716	4,716
Amounts reclassified from accumulated other comprehensive income (loss)	—	(401)	(401)
Balance as of September 30, 2017	$1,078	$5,096	$6,174

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2017	2016
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$13,189	$6,721
Strategic - trading	47,856	—
Other	206,754	28,895
Total current marketable investment securities	267,799	35,616
Restricted marketable investment securities (1)	71,919	81,679
Total marketable investment securities	339,718	117,295

Restricted cash and cash equivalents (1)	403	681

Other investment securities:
Other investment securities - equity method	112,381	25,098
Other investment securities - cost method	—	8,150
Total other investment securities	112,381	33,248

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$452,502	$151,224

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

Current Marketable Investment Securities –  Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility.  As of September 30, 2017, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

We had an investment in non-marketable preferred shares of a non-public company, which was accounted for as a cost method investment and included in “Other investment securities” on our Condensed Consolidated Balance Sheets.  During the three months ended September 30, 2017, our non-marketable preferred shares converted into common shares in conjunction with the issuer’s initial public offering, and accordingly we classified the new securities to “Marketable investment securities” on our Condensed Consolidated Balance Sheets.  We have elected to account for these common shares as trading securities with changes in fair value reported each period as unrealized gains or losses in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  As of September 30, 2017, the fair value of our investment was approximately $48 million, and we recognized a pre-tax unrealized gain of approximately $40 million for the change in the fair value of the investment during the three months ended September 30, 2017, which was recorded in “Other, net” within “Other Income (Expense).”

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including, among others, commercial paper, corporate securities and U.S. treasury and/or agency securities.

Commercial paper consists mainly of unsecured short-term, promissory notes issued primarily by corporations with maturities ranging up to 365 days.  Corporate securities consist of debt instruments issued by corporations with various maturities normally less than 18 months.  U.S. Treasury and agency securities consist of debt instruments issued by the federal government and other government agencies.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2017 and December 31, 2016, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2017 and December 31, 2016, we had accumulated net unrealized gains of $8 million and $1 million, respectively.  These amounts, net of related tax effect, were $5 million and $1 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of September 30, 2017				As of December 31, 2016
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$86,029	$1	$(133)	$(132)	$81,982	$13	$(132)	$(119)
Commercial paper	27,843	—	(1)	(1)	—	—	—	—
Corporate securities	175,393	8,207	(37)	8,170	33,555	1,327	—	1,327
Other	2,597	59	(11)	48	1,758	64	(11)	53
Total	$291,862	$8,267	$(182)	$8,085	$117,295	$1,404	$(143)	$1,261

As of September 30, 2017, restricted and non-restricted marketable investment securities included debt securities of $271 million with contractual maturities within one year and $21 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of September 30, 2017, the unrealized losses related to our investments in debt securities primarily represented investments in U.S. treasury and agency securities, commercial paper, corporate securities and other.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	September 30, 2017		December 31, 2016
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$160,361	$(103)	$52,011	$(132)
12 months or more	40,341	(79)	1,537	(11)
Total	$200,702	$(182)	$53,548	$(143)

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$1,482,786	$105,818	$1,376,968	$—	$5,187,900	$147,494	$5,040,406	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$86,029	$86,029	$—	$—	$81,982	$81,982	$—	$—
Commercial Paper	27,843	—	27,843	—	—	—	—	—
Corporate securities	175,393	—	162,390	13,003	33,555	—	27,025	6,530
Other	2,597	—	2,411	186	1,758	—	1,567	191

Equity securities	47,856	47,856	—	—	—	—	—	—
Total	$339,718	$133,885	$192,644	$13,189	$117,295	$81,982	$28,592	$6,721

As of September 30, 2017 and December 31, 2016, our Level 3 investments consisted predominately of corporate securities.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  For our Level 3 investments, we evaluate, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

Changes in Level 3 instruments were as follows:

Level 3
Investment
Securities
(In thousands)
Balance as of December 31, 2016	$6,721
Net realized and unrealized gains (losses) included in earnings	—
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	6,891
Purchases	—
Sales	(290)
Settlements	(133)
Issuances	—
Transfers into or out of Level 3	—
Balance as of September 30, 2017	$13,189

During the nine months ended September 30, 2017, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2017	2016	2017	2016
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$2	$5,007	$4,761	$113,528
Marketable investment securities - unrealized gains (losses) on trading securities	39,706	—	39,706	—
Derivative financial instruments - net realized and/or unrealized gains (losses)	—	—	—	5,405
Marketable investment securities - other-than-temporary impairments	—	(1,949)	—	(2,863)
Other	553	1,329	3,706	610
Total	$40,261	$4,387	$48,173	$116,680

7.Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2017	2016
	(In thousands)
Finished goods	$233,437	$282,569
Work-in-process and service repairs	76,812	129,512
Raw materials	8,643	10,268
Total inventory	$318,892	$422,349

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			September 30,	December 31,
	(In Years)			2017	2016
				(In thousands)
Equipment leased to customers	2	-	5	$2,405,514	$2,720,695
EchoStar XV			15	277,658	277,658
EchoStar XVIII			15	411,255	411,255
D1		N/A		55,000	55,000
T1			15	401,721	401,721
Satellites acquired under capital lease agreements	10	-	15	499,819	499,819
Furniture, fixtures, equipment and other	1	-	10	1,753,184	1,639,051
Buildings and improvements	1	-	40	291,333	288,992
Land			—	14,057	14,057
Construction in progress			—	73,845	88,235
Total property and equipment				6,183,386	6,396,483
Accumulated depreciation				(3,804,575)	(3,742,212)
Property and equipment, net				$2,378,811	$2,654,271

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Equipment leased to customers	$144,016	$162,229	$425,753	$510,840
Satellites	29,414	24,241	87,840	68,154
Buildings, furniture, fixtures, equipment and other	35,894	37,528	112,032	112,155
Total depreciation and amortization	$209,324	$223,998	$625,625	$691,149

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Pay-TV Satellites.  We currently utilize 12 satellites in geostationary orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life.  We currently utilize certain capacity on eight satellites that we lease from EchoStar, which are accounted for as operating leases.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of September 30, 2017, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
		Degree	(Years)/Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15
EchoStar XVIII	June 2016	61.5	15

Leased from EchoStar (1):
EchoStar VII (2)	February 2002	119	June 2018
EchoStar IX	August 2003	121	Month to month
EchoStar X (2)	February 2006	110	February 2021
EchoStar XI (2)	July 2008	110	September 2021
EchoStar XII	July 2003	61.5	September 2017 (3)
EchoStar XIV (2)	March 2010	119	February 2023
EchoStar XVI (4)	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 12 for further information on our Related Party Transactions with EchoStar.
(2)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(3)	The lease for EchoStar XII expired as of September 30, 2017.
(4)	We have the option to renew this lease for an additional five-year period.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
4 5/8% Senior Notes due 2017 (1)	$—	$—	$900,000	$913,887
4 1/4% Senior Notes due 2018 (2)	1,200,000	1,212,540	1,200,000	1,228,464
7 7/8% Senior Notes due 2019	1,400,000	1,531,992	1,400,000	1,559,698
5 1/8% Senior Notes due 2020	1,100,000	1,155,638	1,100,000	1,141,866
6 3/4% Senior Notes due 2021	2,000,000	2,201,800	2,000,000	2,178,880
5 7/8% Senior Notes due 2022	2,000,000	2,131,660	2,000,000	2,114,780
5% Senior Notes due 2023	1,500,000	1,540,290	1,500,000	1,500,315
5 7/8% Senior Notes due 2024	2,000,000	2,095,260	2,000,000	2,064,000
2 3/8% Convertible Notes due 2024	1,000,000	992,060	—	—
7 3/4% Senior Notes due 2026	2,000,000	2,295,840	2,000,000	2,270,900
3 3/8% Convertible Notes due 2026	3,000,000	3,364,800	3,000,000	3,431,130
Other notes payable	44,193	44,193	47,844	47,844
Subtotal	17,244,193	$18,566,073	17,147,844	$18,451,764
Unamortized debt discount on the Convertible Notes	(947,239)		(752,386)
Unamortized deferred financing costs and other debt discounts, net	(49,315)		(52,704)
Capital lease obligations (3)	112,967		140,885
Total long-term debt and capital lease obligations (including current portion)	$16,360,606		$16,483,639

(1)	On July 17, 2017, we redeemed the principal balance of our 4 5/8% Senior Notes due 2017.
(2)

Our 4 1/4% Senior Notes due 2018 mature on April 1, 2018 and are classified as “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2017.

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

MVDDS Licenses.  We have multichannel video distribution and data service (“MVDDS”) licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  In January 2015, the FCC granted our application to extend the build-out requirements related to our MVDDS licenses.  We now have until 2019 to provide substantial service on our MVDDS licenses, and the licenses expire in 2024.  Our MVDDS licenses may be terminated, however, if we do not provide substantial service in accordance with the new build-out requirements.

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

On August 18, 2015, the FCC released a Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless) (each a “Bidding Credit Amount” and collectively the “Bidding Credit Amounts”).  Each of Northstar Wireless and SNR Wireless has filed a notice of appeal and petition for review of the Order with the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”), challenging, among other things, the FCC’s determination that they are ineligible to receive the Bidding Credit Amounts.  Oral arguments were presented to the D.C. Circuit on September 26, 2016.  On August 29, 2017, the D.C. Circuit issued its opinion, holding that: (i) the FCC reasonably applied its precedent to determine that DISH Network exercised a disqualifying degree of de facto control over Northstar Wireless and SNR Wireless (rendering them ineligible to claim the Bidding Credit Amounts), but (ii) the FCC did not give Northstar Wireless and SNR Wireless adequate notice that, if their relationships with DISH Network cost them the Bidding Credit Amounts, the FCC would also deny them an opportunity to cure.  The case was remanded to the FCC to give Northstar Wireless and SNR Wireless an opportunity to seek to negotiate a cure for the de facto control the FCC found that DISH Network exercises over them.  We cannot predict with any degree of certainty the timing or outcome of these proceedings.

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

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of September 30, 2017, the remaining obligation of our guarantee was $143 million.

As of September 30, 2017, we have not recorded a liability on the balance sheet for this guarantee.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C., EchoStar, and its then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey® set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 26, 2015, we and EchoStar filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 233 patent.  The United States Patent and Trademark Office has agreed to institute a proceeding on our petition, as well as on two third-party petitions challenging the validity of certain claims of the 233 patent, and it heard oral argument on January 16, 2016.  On June 1, 2016, the United States Patent and Trademark Office found that all claims asserted against us and the EchoStar parties were unpatentable.  On July 5, 2016, CRFD filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, which heard oral argument on April 6, 2017.  On November 7, 2017, CRFD, we and EchoStar filed a joint motion to dismiss all claims in the action with prejudice.

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

Customedia Technologies, L.L.C.

On February 10, 2016, Customedia Technologies, L.L.C. (“Customedia”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of four patents: United States Patent No. 8,719,090 (the “090 patent”); United States Patent No. 9,053,494 (the “494 patent”); United States Patent No. 7,840,437 (the “437 patent”); and United States Patent No. 8,955,029 (the “029 patent”).  Each patent is entitled “System for Data Management And On-Demand Rental And Purchase Of Digital Data Products.”  Customedia appears to allege infringement in connection with our addressable advertising services, our DISH Anywhere feature, and our Pay-Per-View and video-on-demand offerings.  In December 2016 and January 2017, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents.  On June 12, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging the 090 patent and the 437 patent; on July 18, 2017, it agreed to institute proceedings on our petitions challenging the 029 patent; and on July 28, 2017, it agreed to institute proceedings on our petitions challenging the 494 patent.  These instituted proceedings cover all asserted claims of each of the asserted patents.  On August 8, 2017, the litigation in the District Court was stayed pending resolution of the proceedings at the United States Patent and Trademark Office.  Customedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 23, 2014, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On April 10, 2015, the Court granted DISH Network L.L.C.’s motion to stay the action in light of DISH Network L.L.C.’s petition and certain other defendants’ petitions pending before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On July 17, 2015, the United States Patent and Trademark Office agreed to institute a proceeding on our petition.  Pursuant to a stipulation between the parties, on April 27, 2016, the Court entered an order of non-infringement and judgment in favor of DISH Network L.L.C.  On June 15, 2016, the United States Patent and Trademark Office entered an order that the patent claims being asserted against DISH Network L.L.C. with respect to the 444 patent are unpatentable.  On August 8, 2016, Dragon filed notices of appeal with respect to the Court’s judgment and the United States Patent and Trademark Office’s decision and, on October 5, 2017, the United States Court of Appeals for the Federal Circuit heard oral argument.   On November 1, 2017, the United States Court of Appeals for the Federal Circuit affirmed the unpatentability of the 444 patent based on the petition filed in the United States Patent and Trademark Office by DISH Network L.L.C., and dismissed as moot the appeal of the order of non-infringement from the District Court.

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

Our Board of Directors established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its business judgment that it is in the best interests of the Company not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  In an order entered on September 18, 2015, the Court granted the Special Litigation Committee’s motion to defer to the Special Litigation Committee’s October 24, 2014 report, including its finding that dismissal of the action is in the best interest of the Company.  The Court also held that, in light of granting the motion to defer, the pending motions to dismiss filed by the individual defendants were denied without prejudice as moot.  On October 12, 2015, Jacksonville PFPF filed a notice of appeal to the Supreme Court of Nevada, which heard oral argument on June 5, 2017.  On September 14, 2017, the Supreme Court of Nevada affirmed the District Court’s decision to defer to the Special Litigation Committee’s October 24, 2014 report and dismiss the action.  On October 2, 2017, Jacksonville PFPF filed a petition for rehearing, to which the Special Litigation Committee filed a response on October 24, 2017.    We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Michael Heskiaoff, Marc Langenohl, and Rafael Mann

On July 10, 2015, Messrs. Michael Heskiaoff and Marc Langenohl, purportedly on behalf of themselves and all others similarly situated, filed suit against our subsidiary Sling Media, Inc. (now known as “Sling Media L.L.C.,” which we acquired as a result of the completion of the Share Exchange on February 28, 2017) in the United States District Court for the Southern District of New York.  The complaint alleges that Sling Media Inc.’s display of advertising to its customers violates a number of state statutes dealing with consumer deception.  On September 25, 2015, the plaintiffs filed an amended complaint, and Mr. Rafael Mann, purportedly on behalf of himself and all others similarly situated, filed an additional complaint alleging similar causes of action.  On November 16, 2015, the cases were consolidated.  On August 12, 2016, the Court granted our motion to dismiss the consolidated case.  On September 12, 2016, the plaintiffs moved the Court for leave to file an amended complaint, which we opposed.  On March 22, 2017, the Court denied the plaintiffs’ motion for leave to file an amended complaint and entered judgment in favor of Sling Media L.L.C.  On April 17, 2017, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, which heard oral argument on November 7, 2017.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Realtime Data LLC and Realtime Adaptive Streaming LLC

On June 6, 2017, Realtime Data LLC d/b/a IXO (“Realtime”) filed an amended complaint in the United States District Court for the Eastern District of Texas (the “Original Texas Action”) against us; our wholly-owned subsidiaries DISH Network L.L.C., EchoStar Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C.; EchoStar, and EchoStar’s wholly-owned subsidiary Hughes Network Systems, LLC; and Arris Group, Inc.  Realtime’s initial complaint in the Original Texas Action, filed on February 14, 2017, had named only EchoStar and Hughes Network Systems, LLC as defendants.  The amended complaint in the Original Texas Action alleges infringement of U.S. Patent No. 8,717,204 (the “204 patent”), entitled “Methods for encoding and decoding data”; U.S. Patent No. 9,054,728 (the “728 patent”), entitled “Data compression systems and methods”; U.S. Patent No. 7,358,867 (the “867 patent”), entitled “Content independent data compression method and system”; U.S. Patent No. 8,502,707 (the “707 patent”), entitled “Data compression systems and methods”; U.S. Patent No. 8,275,897 (the “897 patent”), entitled “System and methods for accelerated data storage and retrieval”; U.S. Patent No. 8,867,610 (the “610 patent”), entitled “System and methods for video and audio data distribution”; U.S. Patent No. 8,934,535 (the “535 patent”), entitled “Systems and methods for video and audio data storage and distribution”; and U.S. Patent No. 8,553,759 (the “759 patent”), entitled “Bandwidth sensitive data compression and decompression.”  Realtime alleges that DISH, Sling TV, Sling Media and Arris streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in Hughes’ products and services infringe the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.

On July 19, 2017, the Court severed Realtime’s claims against us, DISH Network L.L.C., Sling TV L.L.C., Sling Media L.L.C. and Arris Group, Inc. (alleging infringement of the 897 patent, the 610 patent and the 535 patent) from the Original Texas Action into a separate action in the United States District Court for the Eastern District of Texas (the “Second Texas Action”).  On August 31, 2017, Realtime dismissed the claims against us, Sling TV L.L.C., Sling Media Inc., and Sling Media L.L.C. from the Second Texas Action and refiled these claims (alleging infringement of the 897 patent, the 610 patent and the 535 patent) against Sling TV L.L.C., Sling Media Inc., and Sling Media L.L.C. in a new action in the United States District Court for the District of Colorado (the “Colorado Action”).  Also on August 31, 2017, Realtime dismissed EchoStar Technologies L.L.C. from the Original Texas Action, and on September 12, 2017, added it as a defendant in an amended complaint in the Second Texas Action.  On November 6, 2017, Realtime filed a joint motion to dismiss the Second Texas Action without prejudice.

On October 10, 2017, Realtime Adaptive Streaming LLC (“Realtime Adaptive Streaming”) filed suit against our wholly-owned subsidiaries DISH Network L.L.C. and EchoStar Technologies L.L.C., as well as Arris Group, Inc., in a new action in the United States District Court for the Eastern District of Texas (the “Third Texas Action”), alleging infringement of the 610 patent and the 535 patent.  Also on October 10, 2017, an amended complaint was filed in the Colorado Action, substituting Realtime Adaptive Streaming as the plaintiff instead of Realtime, and alleging infringement of only the 610 patent and the 535 patent, but not the 897 patent.  On November 6, 2017, Realtime Adaptive Streaming filed a joint motion to dismiss the Third Texas Action without prejudice, and also filed a second amended complaint in the Colorado Action, adding our wholly-owned subsidiaries DISH Network L.L.C and EchoStar Technologies L.L.C., as well as Arris Group, Inc., as defendants.

As a result, neither we nor any of our subsidiaries is a defendant in the Original Texas Action; the Court has dismissed without prejudice the Second Texas Action and the Third Texas Action; and our wholly-owned subsidiaries DISH Network L.L.C., EchoStar Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. as well as Arris Group, Inc., are defendants in the Colorado Action, which now has Realtime Adaptive Streaming as the named plaintiff.

Realtime Adaptive Streaming is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Telemarketing Litigation

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

On June 5, 2017, the Court issued Findings of Fact and Conclusions of Law and entered Judgment ordering DISH Network L.L.C. to pay an aggregate amount of $280 million to the federal and state plaintiffs.  The Court also issued a Permanent Injunction (the “Injunction”) against DISH Network L.L.C. that imposes certain ongoing compliance requirements on DISH Network L.L.C., which include, among other things: (i) the retention of a telemarketing-compliance expert to prepare a plan to ensure that DISH Network L.L.C. and certain independent third-party retailers will continue to comply with telemarketing laws and the Injunction; (ii) certain telemarketing records retention and production requirements; and (iii) certain compliance reporting and monitoring requirements.  In addition to the compliance requirements under the Injunction, within ninety (90) days after the effective date of the Injunction, DISH Network L.L.C. is required to demonstrate that it and certain independent third-party retailers are in compliance with the Safe Harbor Provisions of the TSR and TCPA and have made no prerecorded telemarketing calls during the five (5) years prior to the effective date of the Injunction (collectively, the “Demonstration Requirements”).  If DISH Network L.L.C. fails to prove that it meets the Demonstration Requirements, it will be barred from conducting any outbound telemarketing for two (2) years.  If DISH Network L.L.C. fails to prove that a particular independent third-party retailer meets the Demonstration Requirements, DISH Network L.L.C. will be barred from accepting orders from that independent third-party retailer for two (2) years.  On July 3, 2017, DISH Network L.L.C. filed two motions with the Court:  (1) to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (2) to clarify, alter and amend the Injunction.  On August 10, 2017, the Court:  (a) denied the motion to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (b) allowed, in part, the motion to clarify, alter and amend the Injunction, and entered an Amended Permanent Injunction (the “Amended Injunction”).  Among other things, the Amended Injunction provided DISH Network L.L.C a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH goods and services.  On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit.

During the nine months ended September 30, 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during prior periods.  Our total accrual at September 30, 2017 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the nine months ended September 30, 2017.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  During the nine months ended September 30, 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at September 30, 2017 was $61 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

We intend to vigorously defend these cases.  We cannot predict with any degree of certainty the outcome of these suits.

Telemarketing Shareholder Derivative Litigation (Plumbers Local Union No. 519 Pension Trust Fund)

On October 19, 2017, Plumbers Local Union No. 519 Pension Trust Fund (“Plumbers Local 519”), a purported shareholder of the Company, filed a putative shareholder derivative action in the District Court for Clark County, Nevada alleging, among other things, breach of fiduciary duty claims against the following current and former members of the Company’s Board of Directors:  Charles W. Ergen; James DeFranco; Cantey M. Ergen; Steven R. Goodbarn; David K. Moskowitz; Tom A. Ortolf; Carl E. Vogel; George R. Brokaw; Gary S. Howard; and Joseph P. Clayton (collectively, the “Director Defendants”).  In its complaint, Plumbers Local 519 contends that, by virtue of their alleged failure to appropriately ensure the Company’s compliance with telemarketing laws, the Director Defendants exposed the Company to liability for telemarketing violations, including those in the Krakauer Action.  It also contends that the Director Defendants caused the Company to pay improper compensation and benefits to themselves and others who allegedly breached their fiduciary duties to the Company.  Plumbers Local 519 alleges causes of action for breach of fiduciary duties of loyalty and good faith, gross mismanagement, abuse of control, corporate waste and unjust enrichment.  Plumbers Local 519 is seeking an unspecified amount of damages.  We cannot predict with any degree of certainty the outcome of this suit or determine the extent of any potential liability or damages.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C.; EchoStar; and EchoStar’s subsidiary Hughes Satellite Systems Corporation; and EchoStar’s then wholly-owned subsidiaries, Sling Media, Inc. (now known as “Sling Media L.L.C.”) and EchoStar Technologies L.L.C. in the United States District Court for the District of Delaware.  The Complaint alleged infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleged that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringed the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In August 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 456 patent, and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions.  On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines.  On January 30, 2017, the United States Patent and Trademark Office issued its final written decisions on our petitions, invalidating all claims of the 456 patent that were asserted in the litigation.  On April 3, 2017, TQ Beta filed a notice of appeal.  On October 25, 2017, TQ Beta dismissed all of its claims in the action with prejudice.  This matter is now concluded.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On July 14, 2016, TQ Delta stipulated to dismiss with prejudice all claims related to the 369 patent and the 956 patent.  On July 20, 2016, we filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims of the 404 patent and the 268 patent that have been asserted against us.  Third parties have filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims that have been asserted against us in the action.  On November 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on the third-party petitions related to the 158 patent, the 243 patent, the 412 patent and the 430 patent.  On December 20, 2016, pursuant to a stipulation of the parties, the Court stayed the case until the resolution of all petitions to the United States Patent and Trademark Office challenging the validity of all of the patent claims at issue.  On January 19, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 430 and 158 patents.  On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent.  On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents.    On August 3, 2017, the United States Patent and Trademark Office heard oral argument on the third-party petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent; on September 7, 2017, it heard oral argument on the third-party petition challenging the 404 patent.  On October 26, 2017, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent, and it invalidated all of the asserted claims of those patents.  On November 8, 2017, the United States Patent and Trademark Office heard oral argument on our petitions challenging the 404 patent and the 268 patent.

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

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman and Chief Executive Officer) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action.  The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless.  The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules.  Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA.  Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.  On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the D.C. Circuit issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C.  The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings.  See “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” above for further information.    On September 7, 2017, the defendants in the Vermont National action filed a motion with the United States District Court for the District of Columbia to further stay the litigation until resolution of the FCC proceedings.

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

The total assets, revenue and operating income by segment were as follows:

	As of
	September 30,	December 31,
	2017	2016
	(In thousands)
Total assets:
Pay-TV and Broadband	$28,100,949	$26,980,276
Wireless (1)	23,256,271	17,814,382
Eliminations	(21,836,365)	(16,880,366)
Total assets	$29,520,855	$27,914,292

(1)  The increase as of September 30, 2017 was primarily related to the $4.711 billion payment to the FCC to acquire the 600 MHz Licenses.  See Note 10 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
Pay-TV and Broadband	$3,583,454	$3,767,472	$10,907,447	$11,459,537
Wireless	—	—	—	—
Eliminations	—	—	—	—
Total revenue	$3,583,454	$3,767,472	$10,907,447	$11,459,537

Operating income (loss):
Pay-TV and Broadband (1)	$460,158	$537,575	$1,344,742	$1,794,271
Wireless	(11,107)	(14,913)	(36,268)	(47,909)
Eliminations	—	—	—	—
Total operating income (loss)	$449,051	$522,662	$1,308,474	$1,746,362

(1)	The decrease for the nine months ended September 30, 2017 primarily related to $296 million of “Litigation Expense” in the second quarter 2017. See Note 10 for further information.

Geographic Information.  Revenue is attributed to geographic regions based upon the location where the goods and services are provided.  All subscriber-related revenue was derived from the United States.  Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2017	2016	2017	2016
	(In thousands)
United States	$3,571,686	$3,750,264	$10,874,653	$11,382,670
Canada and Mexico	11,768	17,208	32,794	76,867
Total revenue	$3,583,454	$3,767,472	$10,907,447	$11,459,537

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

“Trade accounts receivable”

As of September 30, 2017 and December 31, 2016, trade accounts receivable from EchoStar was $3 million and $2 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of September 30, 2017 and December 31, 2016, trade accounts payable to EchoStar was $58 million and $276 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During each of the three months ended September 30, 2017 and 2016, we received less than $1 million for services provided to EchoStar.  During each of the nine months ended September 30, 2017 and 2016, we received $2 million for services provided to EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

•

American Fork Occupancy License Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, we acquired the lease for certain space at 796 East Utah Valley Drive, American Fork, Utah, and we sublease certain space at this location to EchoStar for a period ending in August 2017.  In June 2017, EchoStar exercised its five-year renewal option for a period ending in August 2022.

Collocation and Antenna Space Agreements.  In connection with the completion of the Share Exchange, effective March 1, 2017, we entered into certain agreements pursuant to which we will provide certain collocation and antenna space to HNS through March 2022 at the following locations:  Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Englewood, Colorado; and Spokane, Washington.  During August 2017, we entered into certain other agreements pursuant to which we will provide certain collocation and antenna space to HNS through August 2022 at the following locations:  Monee, Illinois and Spokane, Washington.  HNS has the option to renew each of these agreements for four three-year periods.  HNS may terminate certain of these agreements with 180 days’ prior written notice to us at the following locations:  New Braunfels, Texas; Englewood, Colorado; and Spokane, Washington.  The fees for the services provided under these agreements depend, among other things, on the number of racks leased and/or antennas present at the location.

“Subscriber-related expenses”

During the three months ended September 30, 2017 and 2016, we incurred $15 million and $23 million, respectively, of subscriber-related expenses for services provided to us by EchoStar.  During the nine months ended September 30, 2017 and 2016, we incurred $56 million and $70 million, respectively, of subscriber-related expenses for services provided to us by EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

For the three months ended September 30, 2017 and 2016, under the Distribution Agreement we purchased broadband equipment from HNS of zero and $2 million, respectively.  For the nine months ended September 30, 2017 and 2016, under the Distribution Agreement we purchased broadband equipment from HNS of zero and $7 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  During the first quarter 2017, we decided to transition our wholesale arrangement with Hughes under the Distribution Agreement to an authorized representative arrangement and entered into the MSA with HNS.  See “Hughes Broadband Master Services Agreement” below for further information.

“Satellite and transmission expenses”

For the three months ended September 30, 2017 and 2016, we incurred expenses of $89 million and $90 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  For the nine months ended September 30, 2017 and 2016, we incurred expenses of $267 million and $268 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  EchoStar is a supplier of the vast majority of our transponder capacity.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

•	EchoStar XII. The lease for EchoStar XII expired as of September 30, 2017.

•

EchoStar XVI.  In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of:  (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year.  Prior to expiration of the initial term, we had the option to renew for an additional five-year period.  In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023.  We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023.  There can be no assurance that the option to renew this agreement will be exercised.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

 “General and administrative expenses”

During the three months ended September 30, 2017 and 2016, we incurred $8 million and $5 million, respectively, of general and administrative expenses for services provided to us by EchoStar.  During the nine months ended September 30, 2017 and 2016, we incurred $23 million and $13 million, respectively, of general and administrative expenses for services provided to us by EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement will renew on January 1, 2018 for an additional one-year period until January 1, 2019 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.  In connection with the completion of the Share Exchange on February 28, 2017, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Share Exchange Agreement.

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

Hughes Broadband Master Services Agreement.   In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.  For the three months ended September 30, 2017, we purchased broadband equipment from HNS of $7 million under the MSA.  For the nine months ended September 30, 2017, we purchased broadband equipment from HNS of $17 million under the MSA.

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

Intellectual Property and Technology License Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, we and EchoStar entered into an Intellectual Property and Technology License Agreement (“IPTLA”), pursuant to which we and EchoStar license to each other certain intellectual property and technology.  The IPTLA will continue in perpetuity, unless mutually terminated by the parties.  Pursuant to the IPTLA, EchoStar granted to us a license to its intellectual property and technology for use by us, among other things, in connection with our continued operation of the Transferred Businesses acquired pursuant to the Share Exchange Agreement, including a limited license to use the “ECHOSTAR” trademark during a transition period.  EchoStar retains full ownership of the “ECHOSTAR” trademark.  In addition, we granted a license back to EchoStar, among other things, for the continued use of all intellectual property and technology transferred to us pursuant to the Share Exchange Agreement that is used in EchoStar’s retained businesses.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$17,897	$20,064	$54,328	$65,558

	As of
	September 30,	December 31,
	2017	2016
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$16,323	$18,597
Commitments to NagraStar	$6,873	$2,716

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Sales:
Digital receivers and related components	$413	$7,693	$1,596	$40,423
Uplink services	$995	$1,024	$2,993	$3,049

	As of
	September 30,	December 31,
	2017	2016
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$2,342	$13,516

of Contents

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and in our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Item 1A. Risk Factors.”  Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Financial Highlights

2017 Third Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.583 billion
•	Pay-TV ARPU of $87.23
•	Net income attributable to DISH Network of $297 million and basic and diluted earnings per share of common stock of $0.64 and $0.57, respectively.
•	Gross new Pay-TV subscriber activations of approximately 638,000
•	Pay-TV SAC of $554
•	Addition of approximately 16,000 net Pay-TV subscribers
•	Pay-TV churn rate of 1.57%
•	Loss of approximately 50,000 net broadband subscribers

Consolidated Financial Condition as of September 30, 2017

•	Cash, cash equivalents and current marketable investment securities of $1.851 billion
•	Total assets of $29.521 billion
•	Total long-term debt and capital lease obligations of $16.361 billion

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Business Segments

We currently operate two primary business segments:  (1) Pay-TV and Broadband and (2) Wireless.

Pay-TV and Broadband

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  As of September 30, 2017, we had 13.203 million Pay-TV subscribers in the United States,  after we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, due to the impact of Hurricane Maria.  We are the nation’s fourth largest pay-TV provider.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper® whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

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

In addition, we bundle broadband and telephone services with our DISH branded pay-TV services.  As of September 30, 2017, we had 0.459 million broadband subscribers in the United States.  We market our wireline and satellite broadband services under the dishNET™ brand.  Our dishNET satellite broadband service has utilized advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) to provide broadband coverage nationwide, primarily targeting rural residents that are underserved, or unserved, by wireline broadband.  During the first quarter 2017, we decided to transition our wholesale arrangement with Hughes to an authorized representative arrangement and entered into a master service agreement (the “MSA”) with Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes, pursuant to which we, among other things: (i) have the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) install Hughes service equipment with respect to activations generated by us.  While broadband subscriber activations generated by us under the MSA are not included in our Broadband subscriber count, under the MSA, HNS will make certain payments to us for each Hughes service activation generated and installation performed by us, and we will not have to incur subscriber acquisition costs for these subscribers.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further information.  As a result of the MSA with Hughes, we are no longer marketing dishNET satellite broadband services provided on a wholesale basis by Hughes, and our Broadband subscriber count related to the Hughes service will decline through customer attrition.

As a result of the completion of the Share Exchange with EchoStar, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Share Exchange Agreement

On February 28, 2017, we and EchoStar and certain of our respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplinking services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of HNS.  In connection with the Share Exchange, we and EchoStar and certain of their subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. In March 2017, we notified the Federal Communications Commission (“FCC”) that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”).  The first phase of the network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  See Note 10 “Commitments and Contingencies — DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

We implement new marketing promotions from time to time that are intended to increase our gross new Pay-TV subscriber activations.  For example, we have launched various marketing promotions offering certain DISH branded pay-TV programming packages without a price increase for a limited time period.  We also launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of nine themed add-on channel packs, which include, among others, local broadcast networks and kids and general entertainment programming.  Subscribers can also add or remove additional channel packs to best suit their entertainment needs.  During 2017, we launched “Tuned In To You” and the accompanying “Spokeslistener” campaign.  While we plan to implement these and other new marketing efforts, there can be no assurance that we will ultimately be successful in increasing our gross new Pay-TV subscriber activations.  Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

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

Other, net.  The main components of “Other, net” are gains and losses realized on the sale and/or conversion of marketable and non-marketable investment securities and derivative financial instruments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of marketable investment securities accounted for as trading securities and derivative financial instruments, and equity in earnings and losses of our affiliates.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016.

	For the Three Months Ended September 30,		Variance
Statements of Operations Data	2017	2016	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,551,054	$3,731,528	$(180,474)	(4.8)
Equipment sales and other revenue	32,400	35,944	(3,544)	(9.9)
Total revenue	3,583,454	3,767,472	(184,018)	(4.9)

Costs and Expenses:
Subscriber-related expenses	2,237,742	2,225,138	12,604	0.6
% of Subscriber-related revenue	63.0%	59.6%
Satellite and transmission expenses	160,009	179,524	(19,515)	(10.9)
% of Subscriber-related revenue	4.5%	4.8%
Cost of sales - equipment and other	21,563	22,779	(1,216)	(5.3)
Subscriber acquisition costs	318,811	402,664	(83,853)	(20.8)
General and administrative expenses	186,954	190,707	(3,753)	(2.0)
% of Total revenue	5.2%	5.1%
Depreciation and amortization	209,324	223,998	(14,674)	(6.6)
Total costs and expenses	3,134,403	3,244,810	(110,407)	(3.4)

Operating income (loss)	449,051	522,662	(73,611)	(14.1)

Other Income (Expense):
Interest income	7,240	7,387	(147)	(2.0)
Interest expense, net of amounts capitalized	(4,370)	(19,709)	15,339	77.8
Other, net	40,261	4,387	35,874	*
Total other income (expense)	43,131	(7,935)	51,066	*

Income (loss) before income taxes	492,182	514,727	(22,545)	(4.4)
Income tax (provision) benefit, net	(176,917)	(181,752)	4,835	2.7
Effective tax rate	35.9%	35.3%
Net income (loss)	315,265	332,975	(17,710)	(5.3)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	17,890	14,523	3,367	23.2
Net income (loss) attributable to DISH Network	$297,375	$318,452	$(21,077)	(6.6)

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.203	13.643	(0.440)	(3.2)
Pay-TV subscriber additions, gross (in millions)	0.638	0.736	(0.098)	(13.3)
Pay-TV subscriber additions (losses), net (in millions)	0.016	(0.116)	0.132	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.57%	2.11%	(0.54)%	(25.6)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$554	$620	$(66)	(10.6)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$87.23	$89.44	$(2.21)	(2.5)
Broadband subscribers, as of period end (in millions)	0.459	0.593	(0.134)	(22.6)
Broadband subscriber additions, gross (in millions)	0.008	0.039	(0.031)	(79.5)
Broadband subscriber additions (losses), net (in millions)	(0.050)	(0.020)	(0.030)	*
EBITDA	$680,746	$736,524	$(55,778)	(7.6)

* Percentage is not meaningful.

Pay-TV subscribers.  We added approximately 16,000 net Pay-TV subscribers during the three months ended September 30, 2017 compared to the loss of approximately 116,000 net Pay-TV subscribers during the same period in 2016.  The net Pay-TV subscriber additions during the three months ended September 30, 2017 compared to the loss in the same period in 2016 primarily resulted from a lower Pay-TV churn rate, partially offset by lower gross new Pay-TV subscriber activations.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Our Pay-TV churn rate for the three months ended September 30, 2017 was 1.57% compared to 2.11% for the same period in 2016.  This decrease primarily resulted from our increased emphasis on acquiring and retaining higher quality subscribers as well as an increase in Sling branded pay-TV subscribers, which was partially offset by the impact of the damage caused by hurricanes affecting the mainland U.S. during August and September 2017.  See below for discussion regarding the impacts of Hurricane Maria on Puerto Rico and the U.S. Virgin Islands during September 2017. As described in “Explanation of Key Metrics and Other Items,” Sling branded pay-TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  Therefore, to the extent that our Sling branded pay-TV subscriber base grows, our Pay-TV churn rate will be positively impacted.  While our Pay-TV churn rate improved during the three months ended September 30, 2017, it continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the three months ended September 30, 2017, we activated approximately 638,000 gross new Pay-TV subscribers compared to approximately 736,000 gross new Pay-TV subscribers during the same period in 2016, a decrease of 13.3%.  This decrease in our gross new Pay-TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers.

During September 2017, Hurricane Maria caused extraordinary damage in Puerto Rico and the U.S. Virgin Islands, resulting in a widespread loss of power and infrastructure.  Given the devastation and loss of power, substantially all customers in those areas were unable to receive our service as of September 30, 2017.  In an effort to ensure customers would not be charged for services they were unable to receive, we proactively paused service for those customers.  Accordingly, we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count as of September 30, 2017.  When accounting for the one-time removal of 145,000 subscribers in Puerto Rico and the U.S. Virgin Islands and for 16,000 net Pay-TV subscriber additions in the 50 States, Pay-TV subscribers declined approximately 129,000 for the three months ended September 30, 2017.  While our ending Pay-TV subscriber count as of September 30, 2017 was adjusted for the impact of Hurricane Maria, gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate for the period ended September 30, 2017 were not adjusted for the impact of the hurricane.    We cannot predict when customers in these areas will be able to receive service, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return.  In light of the situation in Puerto Rico and the U.S. Virgin Islands, we expect to incur certain expenses in connection with the re-activation of returning customers in these areas.  Accordingly, any returning customers will be recorded as gross new Pay-TV subscriber activations for the period in which they return.  Although we continue to assess the potential impact of these hurricanes on our subscriber base, we currently do not expect lost revenue or additional expenses incurred as a result of these storms to have a material effect on our overall financial position or results of operations.

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

Broadband subscribers.  We lost approximately 50,000 net Broadband subscribers during the three months ended September 30, 2017 compared to the loss of approximately 20,000 net Broadband subscribers during the same period in 2016.  The net Broadband subscriber losses during the three months ended September 30, 2017 primarily resulted from lower gross new Broadband subscriber activations.  During the three months ended September 30, 2017 and 2016, we activated approximately 8,000 and 39,000 gross new Broadband subscribers, respectively.  As a result of the MSA with Hughes, we are no longer marketing dishNET broadband satellite services provided on a wholesale basis by Hughes, and our Broadband subscriber count related to the Hughes service will decline through customer attrition.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.551 billion for the three months ended September 30, 2017, a decrease of $180 million or 4.8% compared to the same period in 2016.  The decrease in “Subscriber-related revenue” from the same period in 2016 was primarily related to the decrease in Pay-TV ARPU discussed below and a lower average Pay-TV subscriber base.  Included in “Subscriber-related revenue” was $92  million and $114 million of revenue related to our broadband services for the three months ended September 30, 2017 and 2016, respectively, representing 2.6% and 3.1% of our total “Subscriber-related revenue,” respectively.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $87.23 during the three months ended September 30, 2017 versus $89.44 during the same period in 2016.  The $2.21 or 2.5% decrease in Pay-TV ARPU was primarily attributable to a shift in DISH branded pay-TV programming package mix to lower priced programming packages and an increase in Sling branded pay-TV subscribers as a percentage of our total Pay-TV subscriber base,  partially offset by revenue related to pay-per-view boxing events during the third quarter 2017.  Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH branded pay-TV programming package price increases in February 2017.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.238 billion during the three months ended September 30, 2017, an  increase of $13 million or 0.6% compared to the same period in 2016.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs per subscriber, partially offset by a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  Included in “Subscriber-related expenses” was $55 million and $69 million of expense related to our broadband services for the three months ended September 30, 2017 and 2016, respectively.  “Subscriber-related expenses” represented 63.0% and 59.6% of “Subscriber-related revenue” for the three months ended September 30, 2017 and 2016, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs, discussed above.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $319 million during the three months ended September 30, 2017, a decrease of $84 million or 20.8% compared to the same period in 2016.  This change was primarily attributable to fewer gross new Pay-TV subscriber activations, a decrease in Pay-TV SAC, discussed below, and a decrease in expense related to our Broadband subscriber activations.  Included in “Subscriber acquisition costs” was $3 million and $15 million of expenses related to our broadband services for the three months ended September 30, 2017 and 2016, respectively.

Pay-TV SAC.  Pay-TV SAC was $554 during the three months ended September 30, 2017 compared to $620 during the same period in 2016, a decrease of $66 or 10.6%.  This change was primarily attributable to a decrease in hardware and advertising costs per activation, partially offset by fewer Sling branded pay-TV subscriber activations as a percentage of total Pay-TV activations.  Subscriber acquisition costs for Sling branded pay-TV subscribers are significantly lower than those for DISH branded pay-TV subscribers, and therefore, an increase in Sling branded pay-TV subscriber activations generally would have a positive impact on Pay-TV SAC.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts and by a reduction in manufacturing costs related to certain receiver systems.

During the three months ended September 30, 2017 and 2016, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $37 million and $69 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $4 million during the three months ended September 30, 2017, a decrease of $15 million compared to the same period in 2016.  This decrease was primarily related to an increase of $35 million in capitalized interest principally associated with wireless spectrum.  On June 14, 2017, the FCC issued an order granting ParkerB.com Wireless L.L.C. (“ParkerB.com”) application to acquire the 600 MHz Licenses.  The addition of the carrying amount of these licenses, together with the carrying amount of current wireless spectrum licenses, exceeded the amount of long-term debt and capital lease obligations on our Condensed Consolidated Balance Sheets as of September 30, 2017.  Therefore, materially all of our interest expense for the three months ended September 30, 2017 has been capitalized.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net.  “Other, net” income was $40 million during the three months ended September 30, 2017, compared to $4 million for the same period in 2016.  This change resulted from an increase in net unrealized gains on our marketable investment securities accounted for as trading securities.  See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $681 million during the three months ended September 30, 2017, a decrease of $56 million or 7.6% compared to the same period in 2016.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended September 30,
	2017	2016
	(In thousands)
EBITDA	$680,746	$736,524
Interest, net	2,870	(12,322)
Income tax (provision) benefit, net	(176,917)	(181,752)
Depreciation and amortization	(209,324)	(223,998)
Net income (loss) attributable to DISH Network	$297,375	$318,452

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

Income tax (provision) benefit, net.  Our income tax provision was $177 million during the three months ended September 30, 2017,  a  decrease of $5 million compared to the same period in 2016.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes.”

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016.

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data	2017	2016	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$10,809,419	$11,333,222	$(523,803)	(4.6)
Equipment sales and other revenue	98,028	126,315	(28,287)	(22.4)
Total revenue	10,907,447	11,459,537	(552,090)	(4.8)

Costs and Expenses:
Subscriber-related expenses	6,723,704	6,704,647	19,057	0.3
% of Subscriber-related revenue	62.2%	59.2%
Satellite and transmission expenses	500,171	523,730	(23,559)	(4.5)
% of Subscriber-related revenue	4.6%	4.6%
Cost of sales - equipment and other	71,672	91,290	(19,618)	(21.5)
Subscriber acquisition costs	884,305	1,128,506	(244,201)	(21.6)
General and administrative expenses	497,801	573,853	(76,052)	(13.3)
% of Total revenue	4.6%	5.0%
Litigation expense	295,695	—	295,695	*
Depreciation and amortization	625,625	691,149	(65,524)	(9.5)
Total costs and expenses	9,598,973	9,713,175	(114,202)	(1.2)

Operating income (loss)	1,308,474	1,746,362	(437,888)	(25.1)

Other Income (Expense):
Interest income	33,979	20,330	13,649	67.1
Interest expense, net of amounts capitalized	(59,809)	(23,824)	(35,985)	*
Other, net	48,173	116,680	(68,507)	(58.7)
Total other income (expense)	22,343	113,186	(90,843)	(80.3)

Income (loss) before income taxes	1,330,817	1,859,548	(528,731)	(28.4)
Income tax (provision) benefit, net	(566,715)	(676,567)	109,852	16.2
Effective tax rate	42.6%	36.4%
Net income (loss)	764,102	1,182,981	(418,879)	(35.4)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	50,896	40,535	10,361	25.6
Net income (loss) attributable to DISH Network	$713,206	$1,142,446	$(429,240)	(37.6)

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.203	13.643	(0.440)	(3.2)
Pay-TV subscriber additions, gross (in millions)	1.629	1.920	(0.291)	(15.2)
Pay-TV subscriber additions (losses), net (in millions)	(0.323)	(0.420)	0.097	23.1
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.62%	1.90%	(0.28)%	(14.7)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$603	$659	$(56)	(8.5)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$87.01	$89.12	$(2.11)	(2.4)
Broadband subscribers, as of period end (in millions)	0.459	0.593	(0.134)	(22.6)
Broadband subscriber additions, gross (in millions)	0.043	0.136	(0.093)	(68.4)
Broadband subscriber additions (losses), net (in millions)	(0.121)	(0.030)	(0.091)	*
EBITDA	$1,931,376	$2,513,656	$(582,280)	(23.2)

* Percentage is not meaningful.

Pay-TV subscribers.  We lost approximately 323,000 net Pay-TV subscribers during the nine months ended September 30, 2017 compared to the loss of approximately 420,000 net Pay-TV subscribers during the same period in 2016.  The decrease in net Pay-TV subscriber losses during the nine months ended September 30, 2017 compared to the same period in 2016 primarily resulted from a lower Pay-TV churn rate, partially offset by lower gross new Pay-TV subscriber activations.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Our Pay-TV churn rate for the nine months ended September 30, 2017 was 1.62% compared to 1.90% for the same period in 2016.  This decrease primarily resulted from an increase in Sling branded pay-TV subscribers as well as our increased emphasis on acquiring and retaining higher quality subscribers, which was partially offset by the impact of the damage caused by hurricanes affecting the mainland U.S. during August and September 2017.  See below for discussion regarding the impacts of Hurricane Maria on Puerto Rico and the U.S. Virgin Islands during September 2017.  As described in “Explanation of Key Metrics and Other Items,” Sling branded pay-TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  Therefore, to the extent that our Sling branded pay-TV subscriber base grows, our Pay-TV churn rate will be positively impacted.  While our Pay-TV churn rate improved during the nine months ended September 30, 2017,  it continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the nine months ended September 30, 2017, we activated approximately 1.629 million gross new Pay-TV subscribers compared to approximately 1.920 million gross new Pay-TV subscribers during the same period in 2016, a decrease of 15.2%.    This decrease in our gross new Pay-TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers.  This decrease was partially offset by an increase in Sling branded pay-TV subscriber activations during 2017.

During September 2017, Hurricane Maria caused extraordinary damage in Puerto Rico and the U.S. Virgin Islands, resulting in a widespread loss of power and infrastructure.  Given the devastation and loss of power, substantially all customers in those areas were unable to receive our service as of September 30, 2017.  In an effort to ensure customers would not be charged for services they were unable to receive, we proactively paused service for those customers.  Accordingly, we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count as of September 30, 2017.  While our ending Pay-TV subscriber count as of September 30, 2017 was adjusted for the impact of Hurricane Maria, gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate for the period ended September 30, 2017 were not adjusted for the impact of the hurricane.    We cannot predict when customers in these areas will be able to receive service, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return.  In light of the situation in Puerto Rico and the U.S. Virgin Islands, we expect to incur certain expenses in connection with the re-activation of returning customers in these areas.  Accordingly, any returning customers will be recorded as gross new Pay-TV subscriber activations for the period in which they return.  Although we continue to assess the potential impact of these hurricanes on our subscriber base, we currently do not expect lost revenue or additional expenses incurred as a result of these storms to have a material effect on our overall financial position or results of operations.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Broadband subscribers.  We lost approximately 121,000 net Broadband subscribers during the nine months ended September 30, 2017 compared to the loss of approximately 30,000 net Broadband subscribers during the same period in 2016.  The increase in net Broadband subscriber losses during the nine months ended September 30, 2017 primarily resulted from lower gross new Broadband subscriber activations.  During the nine months ended September 30, 2017 and 2016, we activated approximately 43,000 and 136,000 gross new Broadband subscribers, respectively.  As a result of the MSA with Hughes, we are no longer marketing dishNET broadband satellite services provided on a wholesale basis by Hughes, and our Broadband subscriber count related to the Hughes service will decline through customer attrition.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $10.809 billion for the nine months ended September 30, 2017, a decrease of $524 million or 4.6% compared to the same period in 2016.  The decrease in “Subscriber-related revenue” from the same period in 2016 was primarily related to the decrease in Pay-TV ARPU discussed below and a lower average Pay-TV subscriber base.  Included in “Subscriber-related revenue” was $301 million and $347 million of revenue related to our broadband services for the nine months ended September 30, 2017 and 2016, respectively, representing 2.8% and 3.1% of our total “Subscriber-related revenue,” respectively.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $87.01 during the nine months ended September 30, 2017 versus $89.12 during the same period in 2016.  The $2.11 or 2.4% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling branded pay-TV subscribers as a percentage of our total Pay-TV subscriber base and a shift in DISH branded pay-TV programming package mix to lower priced programming packages.  Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH branded pay-TV programming package price increases in February 2017 and 2016.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $6.724 billion during the nine months ended September 30, 2017, an increase of $19 million or 0.3% compared to the same period in 2016.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs per subscriber, partially offset by a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  Included in “Subscriber-related expenses” was $180 million and $209 million of expense related to our broadband services for the nine months ended September 30, 2017 and 2016, respectively.  “Subscriber-related expenses” represented 62.2% and 59.2% of “Subscriber-related revenue” for the nine months ended September 30, 2017 and 2016, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs, discussed above.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $884 million during the nine months ended September 30, 2017, a decrease of $244 million or 21.6% compared to the same period in 2016.  This change was primarily attributable to fewer gross new Pay-TV subscriber activations, a decrease in Pay-TV SAC, discussed below, and a decrease in expense related to our Broadband subscriber activations.  Included in “Subscriber acquisition costs” was $17  million and $57 million of expenses related to our broadband services for the nine months ended September 30, 2017 and 2016, respectively.

Pay-TV SAC.  Pay-TV SAC was $603 during the nine months ended September 30, 2017 compared to $659 during the same period in 2016, a decrease of $56 or 8.5%.  This change was primarily attributable to an increase in Sling branded pay-TV subscriber activations and a decrease in hardware costs per activation, partially offset by an increase in advertising costs per activation.  Subscriber acquisition costs for Sling branded pay-TV subscribers are significantly lower than those for DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscriber activations during 2017 had a positive impact on Pay-TV SAC.  We expect this trend to continue.  The decrease in hardware costs per activation was primarily due to a reduction in manufacturing costs related to certain receiver systems.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

During the nine months ended September 30, 2017 and 2016, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $114 million and $195 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

General and administrative expenses.  “General and administrative expenses” totaled $498 million during the nine months ended September 30, 2017, a $76 million or 13.3% decrease compared to the same period in 2016.  This decrease was primarily driven by a reimbursement of legal fees during the first quarter 2017 and a decrease in costs to support DISH Network.

Litigation expense.    “Litigation expense” related to certain significant legal settlements, judgments or accruals totaled $296 million during the nine months ended September 30, 2017.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $626 million during the nine months ended September 30, 2017, a $66 million or 9.5% decrease compared to the same period in 2016.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH branded pay-TV subscribers, partially offset by the increase in depreciation expense associated with our EchoStar XVIII satellite, which became operational during the third quarter 2016.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $60 million during the nine months ended September 30, 2017, an increase of $36 million compared to the same period in 2016.  This increase was primarily related to interest expense associated with debt issuances during 2016 and 2017, partially offset by an increase of $141 million in capitalized interest principally associated with wireless spectrum.  On June 14, 2017, the FCC issued an order granting ParkerB.com’s application to acquire the 600 MHz Licenses.  The addition of the carrying amount of these licenses, together with the carrying amount of current wireless spectrum licenses, exceeded the amount of long-term debt and capital lease obligations on our Condensed Consolidated Balance Sheets as of September 30, 2017.  Therefore, materially all of our interest expense for the nine months ended September 30, 2017 has been capitalized.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net.  “Other, net” income was $48 million during the nine months ended September 30, 2017, a decrease of $69 million or 58.7% compared to the same period in 2016.  This change resulted from a decrease in net realized gains on the sales and/or exchanges of our marketable investment securities, partially offset by an increase in net unrealized gains on our marketable investment securities accounted for as trading securities.  See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.931 billion during the nine months ended September 30, 2017, a decrease of $582 million or 23.2% compared to the same period in 2016.  EBITDA for the nine months ended September 30, 2017 was negatively impacted by “Litigation expense” of $296 million in the second quarter 2017.   EBITDA for the nine months ended September 30, 2017 and 2016 was positively impacted by “Other, net” income of $40 million and $117 million, respectively.   The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months Ended September 30,
	2017	2016
	(In thousands)
EBITDA	$1,931,376	$2,513,656
Interest, net	(25,830)	(3,494)
Income tax (provision) benefit, net	(566,715)	(676,567)
Depreciation and amortization	(625,625)	(691,149)
Net income (loss) attributable to DISH Network	$713,206	$1,142,446

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

Income tax (provision) benefit, net.  Our income tax provision was $567 million during the nine months ended September 30, 2017,  a  decrease of $110 million compared to the same period in 2016.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.    Our effective tax rate was negatively impacted by $255 million of “Litigation expense” related to the FTC Action during the nine months ended September 30, 2017, as any eventual payments of this expense may not be deductible for income tax purposes.  The tax deductibility of any eventual payments may change based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See Note 6 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities.  As of September 30, 2017, our cash, cash equivalents and current marketable investment securities totaled $1.851 billion compared to $5.360 billion as of December 31, 2016, a decrease of $3.509 billion.  This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from a $4.711 billion payment to the FCC for the 600 MHz Licenses,  the redemption of our 4 5/8% Senior Notes with an aggregate principal balance of $900 million and capital expenditures of $1.093 billion (including capitalized interest related to FCC authorizations), partially offset by approximately $994 million in net proceeds from the issuance of our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024”) and cash generated from operating activities of $2.227 billion.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cash Flow

The following discussion highlights our cash flow activities during the nine months ended September 30, 2017.

Cash flows from operating activities

For the nine months ended September 30, 2017, we reported “Net cash flows from operating activities” of $2.227 billion primarily attributable to $1.904 billion of net income adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments” and “Deferred tax expense (benefit).”  In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments including $296 million of “Litigation expense.”  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Cash flows from investing activities

For the nine months ended September 30, 2017, we reported outflows from “Net cash flows from investing activities” of $6.047 billion primarily related to a $4.711 billion payment to the FCC for the 600 MHz Licenses, capital expenditures of $1.093 billion (including capitalized interest related to FCC authorizations), $175 million in net purchases of marketable investment securities and a $90 million purchase of a strategic investment.  The capital expenditures included $769 million of capitalized interest related to FCC authorizations, $216 million for new and existing Pay-TV subscriber equipment, $1 million for new and existing Broadband subscriber equipment and $107 million of other corporate capital expenditures.

Cash flows from financing activities

For the nine months ended September 30, 2017, we reported “Net cash flows from financing activities” of $78 million primarily related to approximately $994 million in net proceeds from the issuance of the Convertible Notes due 2024, partially offset by the redemption of our 4 5/8% Senior Notes with an aggregate principal balance of $900 million.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Free cash flow	$1,133,932	$1,158,091
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	1,093,151	1,033,371
Net cash flows from operating activities	$2,227,083	$2,191,462

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

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our Pay-TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  To the extent we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our subscriber-related margins.  To the extent our “Subscriber-related expenses” grow faster than our “Subscriber-related revenue,” the amount of cash flow that is generated per existing subscriber is reduced.  Recently, our subscriber-related margins have been reduced by, among other things, a shift to lower priced Pay-TV programming packages and higher programming costs.  The third factor is the rate at which we acquire new subscribers.  The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers.  Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced.  Finally, our future cash flow is impacted by the rate at which we make general investments (including significant investments in wireless),  incur litigation expense, and any cash flow from financing activities.

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

Subscriber Base

We lost approximately 323,000 net Pay-TV subscribers during the nine months ended September 30, 2017 compared to the loss of approximately 420,000 net Pay-TV subscribers during the same period in 2016.  The decrease in net Pay-TV subscriber losses during the nine months ended September 30, 2017 compared to the same period in 2016 primarily resulted from a  lower Pay-TV churn rate, partially offset by lower gross new Pay-TV subscriber activations.  See “Results of Operations” above for further information.

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

Obligations and Future Capital Requirements

We expect to fund our future working capital, capital expenditures and debt service requirements from cash generated from operations, existing cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital.  The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.  The majority of our capital expenditures for 2017, with the exception of the commercialization of our wireless spectrum licenses and purchase of additional wireless spectrum licenses, are expected to be driven by the costs associated with subscriber premises equipment and capital expenditures for our satellite-related obligations.  These expenditures are necessary to operate and maintain our Pay-TV services.  Consequently, we consider them to be non-discretionary.  The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives that may arise from time to time.  Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time, and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty.  Our Pay-TV subscriber base has been declining and there can be no assurance that our Pay-TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our cash flow.  In addition, the rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $341 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.  These factors, including a reduction in our available future cash flows, could require that we raise additional capital in the future.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), and has modified the standard thereafter.  On July 9, 2015, the FASB approved a one-year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board to create common revenue recognition guidance for GAAP and International Financial Reporting Standards.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption, and we plan on using the modified retrospective method.  We are currently finalizing our accounting policies under ASU 2014-09.  While we have not determined the ultimate impact of the standard on our Condensed Consolidated Financial Statements and related disclosures, we believe the most significant impact to us is that the standard will require that incremental costs to obtain a customer, which represent a significant portion of our non-advertising subscriber acquisition costs, be deferred and recognized over a period of time, whereas our current policy is to expense these costs as incurred.  Note that where the expected amortization period is less than a year, we plan to use the practical expedient which permits expensing of these costs.  From a revenue perspective, for substantially all of our residential video customers under a contract, we have concluded that the contract term under ASC 2014-09 is one month.    Accordingly, while there will be changes in the way certain upfront fees and other items are recognized, we do not believe at this time there will be a material change to our revenue recognition model for our residential video customers.  We are currently in the process of identifying and implementing changes to our systems, processes, and internal controls to meet the requirements of the standard.  The ultimate impact of adopting ASU 2014-09 for both revenue recognition and costs to obtain and fulfill contracts will depend on the promotions and offers in place during the period leading up to and after the adoption of ASU 2014-09.

Recognition and Measurement of Financial Assets and Financial Liabilities.   On January 5, 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”),  which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The ultimate impact of adopting ASU 2016-01 will depend on the materiality of equity investments we hold and fluctuations in the fair value of those investments.

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

Statement of Cash Flows – Update.   On August 26, 2016, the FASB issued 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  This update consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments.  If practicable, this update should be applied using a retrospective transition method to each period presented.  For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable.  This update will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We expect that the adoption of ASU 2016-15 will have an immaterial impact on our Condensed Consolidated Financial Statements and related disclosures.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three and nine months ended September 30, 2017.  For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017  include a detailed discussion of our risk factors.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from July 1, 2017 through September 30, 2017:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)
	(In thousands, except share data)
July 1, 2017 - July 31, 2017	—	$—	—	$1,000,000
August 1, 2017 - August 31, 2017	—	$—	—	$1,000,000
September 1, 2017 - September 30, 2017	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2017.  On November 2, 2017, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2018.  Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.EXHIBITS

(a)Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2017, filed on November 9, 2017, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  November 9, 2017