Form 10-K
period 2017-12-31
DISH Network CORP
filed 2018-02-21
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $13.8 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on the last trading day of the month.

As of February 7, 2018, the registrant’s outstanding common stock consisted of 228,040,482 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2018 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

•

Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

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

•

If government regulations relating to the Internet change, we may need to alter the manner in which we conduct our Sling TV business, and/or incur greater operating expenses to comply with those regulations.

•	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our business.

•

We face increasing competition from other distributors of unique programming services such as foreign language, sports programming, and original content that may limit our ability to maintain subscribers that desire these unique programming services.

Operational and Service Delivery Risks

•

If our operational performance and customer satisfaction were to deteriorate, our subscriber activations and our subscriber churn rate may be negatively impacted, which could in turn adversely affect our revenue.

•	If our subscriber activations continue to decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

i

•	Programming expenses are increasing and may adversely affect our future financial condition and results of operations.

•

We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to this programming, our subscriber activations and our subscriber churn rate may be negatively impacted.

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

•	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

•	We depend on independent third parties to solicit orders for our DISH TV services that represent a meaningful percentage of our total gross new DISH TV subscriber activations.

•	We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH TV services.

•	Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

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

•

Our wireless spectrum licenses are subject to certain interim and final build-out requirements and the failure to meet such build-out requirements may have a material adverse effect on our business, results of operations and financial condition.

•	We rely on highly skilled personnel for our wireless business and, if we are unable to hire and retain key personnel or hire qualified personnel then our wireless business may be adversely affected.

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

•

Our business may be materially affected by the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”).  Negative or unexpected tax consequences could adversely affect our business, financial condition and results of operations.

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of December 31, 2017, we had 13.242 million Pay-TV subscribers in the United States, including 11.030 million DISH TV subscribers and 2.212 million Sling TV subscribers.

In addition, we have historically offered broadband services under the dishNET™ brand, which includes satellite broadband services that utilize advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) and wireline broadband services.  However, as we move our broadband business focus from wholesale to authorized representative arrangements, we are generally no longer marketing dishNET broadband services and our broadband subscribers will decline through customer attrition.  Generally, under these authorized representative arrangements, we will receive certain payments for each broadband service activation generated and installation performed, and we will not incur subscriber acquisition costs for these activations.  For example, during the first quarter 2017, we transitioned our wholesale arrangement with Hughes to an authorized representative arrangement and entered into a master service agreement (the “MSA”) with Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes.  See “Hughes Broadband Master Services Agreement” in Note 18 to our Consolidated Financial Statements in this Annual Report on Form 10-K on our Related Party Transactions with EchoStar for further information.

As a result of the completion of the Share Exchange with EchoStar, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.  See Note 2 and 18 to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Wireless

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”).  The first phase of our network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.

These wireless spectrum licenses are subject to certain interim and final build-out requirements.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  See Note 14 “Commitments and Contingencies –  Wireless –  DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Business Strategy – Pay-TV

Our business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value.  We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers.

•

Products with the Best Technology.  We offer a wide selection of local and national HD programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper® whole-home HD DVR), multiple tuner receivers, 1080p video on demand, and external hard drives.  We offer several Sling TV services, including Sling Orange (our single-stream Sling domestic service), Sling Blue (our multi-stream Sling domestic service), Sling International, Sling Latino, among others, as well as add-on extras, pay-per-view events and a cloud based DVR service.

•

Outstanding Customer Service.  We strive to provide outstanding customer service by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they arise.

•

Great Value.  We have historically been viewed as the low-cost provider in the pay-TV industry in the United States because we seek to offer the lowest everyday prices available to consumers after introductory promotions expire. For example, during the third quarter 2016, we launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of eight themed add-on channel packs, which include local broadcast networks and kids, national and regional sports and general entertainment programming.  Subscribers can also add or remove additional channel packs to best suit their entertainment needs.  As another example, our Sling Orange service and our Sling Blue service are two of the lowest priced live-linear online streaming services in the industry.

Products and Services

DISH TV services.  We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription.  Our standard programming packages generally include programming provided by national broadcast networks, local broadcast networks and national and regional cable networks.  We also offer programming packages that include regional and specialty sports channels, premium movie channels and Latino and international programming.  Our Latino and international programming packages allow subscribers to choose from over 270 channels in 28 languages.

In addition, we offer our DISH TV subscribers streaming access through DISH On Demand®  to thousands of movies and TV shows via their TV or Internet-connected tablets, smartphones and computers.

Our DISH TV subscribers also have the ability to use dishanywhere.com and our mobile applications for smartphones and tablets to view authorized content, search program listings and remotely control certain features of their DVRs.  Dishanywhere.com and our mobile applications provide access to thousands of movies and television shows.

Sling TV services.  We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and smart phones.  We offer Sling International, Sling Latino and Sling domestic video programming services.  Our domestic Sling TV services have a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously.  We also offer add-on extras, pay-per-view events and a cloud based DVR service.

Technology.  Our DISH TV subscribers receive programming via equipment that includes a small satellite dish, digital set-top receivers, and remote controls.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  In December 2016, Sling TV launched a cloud DVR program available for customers who subscribe to Sling Orange and/or Sling Blue using multiple streaming-capable devices.  In January 2017, we launched AirTV Player, a new 4K Android TV-based streaming device, and AirTV Pro Install, a service that offers expertise, installation and setup of over-the-air (“OTA”) antennas.  We also design, develop and distribute a wide range of video delivery products and related technologies to third parties.

Broadband.  In addition to our wide selection of pay-TV programming and award-winning technology, we have historically marketed broadband services under the dishNET™ brand.  This service utilizes advanced technology and high-powered satellites launched by Hughes and ViaSat to provide broadband coverage nationwide and wireline broadband services as a competitive local exchange carrier to consumers in certain areas.  However, as we move our broadband business focus from wholesale to authorized representative arrangements, we are generally no longer marketing dishNET broadband services and our broadband subscribers will decline through customer attrition.  Generally, under these authorized representative arrangements, we will receive certain payments for each broadband service activation generated and installation performed, and we will not incur subscriber acquisition costs for these activations.  For example, during the first quarter 2017, we transitioned our wholesale arrangement with Hughes to an authorized representative arrangement and entered into the MSA with HNS, a wholly-owned subsidiary of Hughes, pursuant to which we, among other things: (i) have the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) install Hughes service equipment with respect to activations generated by us.  For example, HNS will make certain payments to us for each Hughes service activation generated and installation performed by us, and we will not incur subscriber acquisition costs for these subscribers.  See Note 18 to our Consolidated Financial Statements in this Annual Report on Form 10-K on our Related Party Transactions with EchoStar for further information.

Business Strategy – Wireless

Wireless

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”).  The first phase of our network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  See Note 14 “Commitments and Contingencies –  Wireless –  DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

See Note 14 “Commitments and Contingencies –  Wireless –  DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

New Business Opportunities

From time to time we evaluate opportunities for strategic investments or acquisitions that may complement our current services and products, enhance our technical capabilities, improve or sustain our competitive position, or otherwise offer growth opportunities.

Content Delivery

Digital Broadcast Operations Centers.  Our principal digital broadcast operations facilities are located in Cheyenne, Wyoming and Gilbert, Arizona.  We also have multiple regional and micro digital broadcast operations facilities that allow us to maximize the use of the spot beam capabilities of certain satellites.  Programming content is delivered to these facilities by fiber or satellite and processed, compressed, encrypted and then uplinked to satellites for delivery to consumers.

Satellites.  Our DISH TV programming is primarily delivered to customers using satellites that operate in the “Ku” band portion of the microwave radio spectrum.  The Ku-band is divided into two spectrum segments.  The portion of the Ku-band that allows the use of higher power satellites (12.2 to 12.7 GHz over the United States) is known as the Broadcast Satellite Service band, which is also referred to as the DBS band.  The portion of the Ku-band that utilizes lower power satellites (11.7 to 12.2 GHz over the United States) is known as the FSS band.

Most of our DISH TV programming is currently delivered using DBS satellites.  To accommodate more bandwidth-intensive HD programming and other needs, we continue to explore opportunities to expand our satellite capacity through the acquisition of additional spectrum, the launching of more technologically advanced satellites, and the more efficient use of existing spectrum via, among other things, better compression technologies.

We own or lease capacity on 12 satellites in geostationary orbit approximately 22,300 miles above the equator.  For further information concerning these satellites and satellite anomalies, please see the table and discussion under “Satellites” below.

Conditional Access System.  Our conditional access system secures our programming content using encryption so that only authorized customers can access our programming.  We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our DBS receiver systems for our DISH TV services to control access to authorized programming content (“Security Access Devices”).

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

For our Sling TV services, we encrypt programming content and use digital rights management software to, among other things, prevent unauthorized access to our programming content.

Content Delivery Networks.  The majority of Sling TV programming content is delivered to our backhaul and uplink facilities via the internet, fiber or satellite for processing and encryption.  Our Sling TV programming content is distributed from our backhaul and uplink facilities, or directly from the content provider, to content delivery network providers for delivery to consumers via the internet.

Internet Connection.  Our Sling TV services require an Internet connection and are available through multiple streaming-capable devices.  Certain of our digital set-top boxes require an internet connection to enable full functionality, including streaming access through DISH On Demand, access to dishanywhere.com and other applications.

Distribution Channels

While we offer receiver systems and programming through direct sales channels, a meaningful percentage of our gross new DISH TV subscriber activations are generated through independent third parties such as small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies.  In general, we pay these independent third parties a mix of upfront and monthly incentives to solicit orders for our services and provide customer service.  In addition, we offer our Sling TV services through direct sales channels and third-party marketing agreements.

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

Our Pay-TV services continue to face intense competition from traditional satellite television providers, cable companies and large telecommunication companies such as AT&T Inc. (“AT&T”), Comcast Corp. (“Comcast”), Charter Communications, Inc. (“Charter”), Verizon Communications, Inc. (“Verizon”) and others, some of whom have greater financial, marketing and other resources than we do.  Some of these companies also have significant investments in companies that provide programming content.  In recent years, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others have created, among other things, greater scale and financial leverage for the combined companies and increased the availability of bundled offerings combining video, broadband and/or wireless services.  For example, in 2015 AT&T acquired DirecTV, our direct competitor and the largest satellite TV provider in the United States, which has an OTT service, DirecTV Now, that competes directly with our Sling TV services.  Furthermore, AT&T’s acquisition of DirecTV, among other things, allows DirecTV access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services.  In some cases, certain competitors have been able to potentially subsidize the price of video services with the price of other bundled services, particularly broadband services.

We also face increasing competition from content providers and other companies who distribute video directly to consumers over the Internet.  These content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunication companies, are rapidly increasing their Internet-based video offerings.  Programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.  Video content distributed over the Internet includes services with live linear television programming such as DirecTV Now, Sony PlayStation Vue, YouTube TV, Fubo TV and Philo TV single programmer offerings such as HBO GO, CBS All Access, STARZ and SHOWTIME and offerings of large libraries of on-demand content, including in certain cases original content, by companies such as Netflix, Hulu, Apple, Amazon, Alphabet and Verizon.

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

For further information see “Item 1A – Risk Factors – Competition and Economic Risks – As the pay-TV industry has matured and bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive, we face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.” and “Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.”

Acquisition of New Subscribers

We incur significant upfront costs to acquire subscribers, including advertising, independent third-party retailer incentives, equipment, installation services and new customer promotions.  Certain customer promotions to acquire new subscribers result in less programming revenue to us over the promotional period.  While we attempt to recoup these upfront costs over the lives of their subscriptions, there can be no assurance that we will be successful in achieving that objective.  With respect to our DISH TV services, we employ business rules such as minimum credit requirements for prospective customers and contractual commitments.  We strive to provide outstanding customer service to increase the likelihood of customers keeping their Pay-TV service over longer periods of time.  Subscriber acquisition costs for Sling TV subscribers are significantly lower than those for DISH TV subscribers.  Our subscriber acquisition costs may vary significantly from period to period.

Advertising.  We use print, radio, television and Internet media, on a local and national basis to motivate potential subscribers to contact DISH TV and Sling TV, visit our websites or contact independent third-party retailers.

Retailer Incentives.  In general, we pay independent third-party retailers an upfront incentive for each new DISH TV subscriber they bring to DISH TV that results in the activation of qualified programming and generally pay independent third-party retailers small monthly incentives for up to 60 months; provided, among other things:  (i) the independent third-party retailer continuously markets, promotes and solicits orders for DISH TV products and services; (ii) the independent third-party retailer continuously provides customer service to our DISH TV subscribers; and (iii) the customer continuously subscribes to qualified programming.

Third-Party Marketing Agreements.  We have agreements with third parties to market, promote and solicit orders for our Sling TV services generally in connection with the purchase of a streaming-capable device.  We pay a fee for each Sling TV subscriber activated under these agreements.

Equipment.  We incur significant upfront costs to provide our new DISH TV subscribers with in-home equipment, including advanced HD and DVR receivers, which most of our new DISH TV subscribers lease from us.  While we seek to recoup these upfront equipment costs mostly through monthly fees, there can be no assurance that we will be successful in achieving that objective.  In addition, upon deactivation of a subscriber we may refurbish and redeploy their equipment which lowers future upfront costs.  However, our ability to capitalize on these cost savings may be limited as technological advances and consumer demand for new features may render the returned equipment obsolete.

Installation Services.  We incur significant upfront costs to install satellite dishes and receivers in the homes of our new DISH TV subscribers.

New Customer Promotions.  We often offer our new DISH TV subscribers certain programming at no additional charge and/or promotional pricing during a commitment period.  We often offer our new Sling TV subscribers free trials and/or streaming-capable devices at no additional charge and/or promotional pricing.  While such promotional activities have an economic cost and reduce our subscriber-related revenue, they are not included in our definitions of subscriber acquisition costs or the DISH TV SAC metric.

Customer Retention

We incur significant costs to retain our existing DISH TV customers, mostly by upgrading their equipment to HD and DVR receivers and by providing retention credits.  As with our subscriber acquisition costs, our retention upgrade spending includes the cost of equipment and installation services.  In certain circumstances, we also offer programming at no additional charge and/or promotional pricing for limited periods for existing customers in exchange for a contractual commitment to receive service for a minimum term.  A component of our retention efforts includes the re-installation of equipment for customers who move.  Our subscriber retention costs may vary significantly from period to period.  As our Sling TV services have no contract or commitment period, we have generally not provided Sling TV subscribers with retention credits, promotional pricing, special offers or discounts.  Our retention efforts for Sling TV customers generally focuses on customer engagement and increased quality of our Sling TV services.

Customer Service

Customer Service Centers.  We use both internally-operated and outsourced customer service centers to handle calls, chat messages and e-mails from prospective and existing customers.  We strive to answer customer calls, chat messages and e-mails promptly and to resolve issues effectively on the first call, chat session or e-mail.  We also use the Internet and other applications to provide our customers with self-service capabilities.

Installation and Smart Home Service Operations.  High-quality installations, upgrades, and Smart Home services and repairs are critical to providing DISH TV subscribers with quality customer service.  Such services and repairs are performed by both DISH Network employees and a network of independent contractors and includes, among other things, TV mounting, appliance repair, set-up and installation of wireless networks, surround sound systems and home theaters, priority technical support, replacement equipment, cabling and power surge repairs, and installation and setup of OTA antennas.

Subscriber Management.  We presently use, and depend on, software systems for subscriber billing and related functions, including, among others, CSG Systems International, Inc.’s software system used for the DISH TV services and dishNET branded broadband services and Recurly, Inc.’s software system for the Sling TV services.

Relationship with EchoStar

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  DISH Network and EchoStar operate as separate publicly-traded companies and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.  EchoStar provides the vast majority of our satellite transponder capacity and is a key supplier of other related services to us.  Furthermore, we have an authorized representative arrangement with Hughes, a wholly-owned subsidiary of EchoStar, under the MSA which offers satellite broadband Internet services to customers.  See “Item 1A. Risk Factors” and Note 18 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Share Exchange.  On February 28, 2017, we and EchoStar and certain of our respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplinking services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of HNS.  In connection with the Share Exchange, we and EchoStar and certain of its subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  See Note 18 to our Consolidated Financial Statements in this Annual Report on Form 10-K on our Related Party Transactions with EchoStar for further information.

SATELLITES

Pay-TV Satellites.  Most of our DISH TV programming is currently delivered using DBS satellites.  We continue to explore opportunities to expand our available satellite capacity through the use of other available spectrum.  Increasing our available spectrum is particularly important as more bandwidth intensive HD programming is produced and to address new video and data applications consumers may desire in the future.  We currently utilize 12 satellites in geostationary orbit approximately 22,300 miles above the equator as detailed in the table below.

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

Satellite Anomalies

Operation of our DISH TV services requires that we have adequate satellite transmission capacity for the programming that we offer.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

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

Leased Satellites

EchoStar X.  In December 2017, EchoStar informed us that EchoStar X experienced anomalies resulting in the loss of some electrical power available from its solar arrays. As a result, EchoStar X is currently operating at 75% of its designed satellite capacity.  Pursuant to our satellite lease agreement with EchoStar, we are entitled to a reduction in our monthly recurring lease payments in the event of a partial loss of satellite capacity or complete failure of the satellite.  This satellite is currently still in service at the 110 degree orbital location.  There can be no assurance that future anomalies will not further impact the commercial operation of EchoStar X.  Based on the redundancy designed within our satellite fleet, we generally have in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming.

AWS-4 Satellites.  We own two in-orbit AWS-4 satellites (D1 and T1), as detailed in the table below.

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
T1	July 2009	111.1	14.25
D1	April 2008	92.85	N/A

See Note 8 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our satellites.

GOVERNMENT REGULATIONS

Our operations, particularly our Pay-TV operations and our wireless spectrum licenses are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending on the circumstances, noncompliance with legislation or regulations promulgated by these authorities could result in limitations on, or the suspension or revocation of, our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  These governmental authorities could also adopt regulations or take other actions that would adversely affect our business prospects.

Furthermore, the Administration and any government policy changes it may institute, which may be substantial, could increase regulatory uncertainty.  The adoption or modification of laws or regulations relating to video programming, satellite services, wireless telecommunications, broadband, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.  In addition, the manner in which regulations or legislation in these areas may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.

Wireless services and our wireless spectrum licenses are subject to regulation by the FCC and, depending on the jurisdiction, other federal, state and local, as well as international, governmental authorities and regulatory agencies, including, among other things, regulations governing the licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems.  In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The FCC grants wireless licenses for terms of generally 10-12 years that are subject to renewal or revocation.  There can be no assurances that our wireless spectrum licenses will be renewed.  Failure to comply with FCC build-out requirements in a given license area may result in acceleration of other build-out requirements or in the modification, cancellation, or non-renewal of licenses.  For further information related to our licenses and build-out requirements related to our wireless spectrum licenses see “Item 1A.  Risk Factors –  Acquisition and Capital Structure Risks –  We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses.”

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

FCC Regulations Governing our Pay-TV Operations

FCC Jurisdiction over our DBS Operations.  The Communications Act of 1934, as amended (the “Communications Act”), gives the FCC broad authority to regulate the operations of satellite companies.  Specifically, the Communications Act gives the FCC regulatory jurisdiction over the following areas relating to communications satellite operations:

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

Duration of our DBS Licenses.  Generally speaking, all of our satellite licenses are subject to expiration unless renewed by the FCC.  The term of each of our DBS licenses is ten years.  Our licenses are currently set to expire at various times.  In addition, at various times we have relied on special temporary authorizations for our operations.  A special temporary authorization is granted for a period of only 180 days or less, subject again to possible renewal by the FCC.  From time to time, we apply for authorizations to use new satellites at our existing orbital locations.  Generally, our FCC licenses and special temporary authorizations have been renewed, and our applications for new satellites at our existing orbital locations have been approved, by the FCC on a routine basis, but there can be no assurance that the FCC will continue to do so.

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

4.5 Degree Spacing “Tweener” Satellites.  The FCC has proposed to allow so-called “tweener” DBS operations –  DBS satellites operating at orbital locations 4.5 degrees (half of the usual nine degrees) away from other DBS satellites.  The FCC granted authorizations to EchoStar and Spectrum Five for tweener satellites at the 86.5 and 114.5 degree orbital locations, respectively.  These authorizations were subsequently cancelled because the FCC determined that the licensees did not meet certain milestone requirements.  Tweener operations close to our licensed orbital locations could cause harmful interference to our service and constrain our future operations.  The FCC has not completed its rulemaking on the operating and service rules for tweener satellites.

Interference from Other Services Sharing Satellite Spectrum.  The FCC has adopted rules that allow non-geostationary orbit (“NGSO”) FSS satellites to operate on a co-primary basis in the same frequency band as our DBS and geostationary orbit (“GSO”) FSS satellites.  The FCC has also authorized the use of multichannel video distribution and data service (“MVDDS”) licenses in the DBS band.  MVDDS licenses were auctioned in 2004.  MVDDS systems are now only beginning to be commercially deployed in a few markets.  We have MVDDS licenses in 82 out of 214 geographical license areas.  Despite regulatory provisions intended to protect DBS and FSS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS and FSS bands will not interfere with our DBS and FSS operations and adversely affect our business.

OneWeb LLC (“OneWeb”) and others have filed requests with the FCC for authority to launch and operate, or provide service from, NGSO satellite systems using a variety of spectrum bands, including the 12.2-12.7 GHz band, which we use for our DBS service, and where we also have certain licenses to provide one-way terrestrial MVDDS service.  In June 2017, the FCC approved OneWeb’s request for authority to launch and operate, or provide service from, such systems.  If these systems are launched and put into operation, there can be no assurance that they will not interfere with our DBS operations and adversely affect our business or that they will not hinder our ability to provide MVDDS service.

Satellite Competition from Additional Slots and Interference.  AT&T, through DirecTV, has obtained FCC authority to provide service to the United States from a Canadian DBS orbital slot, and EchoStar has obtained authority to provide service to the United States from both a Mexican and a Canadian DBS orbital slot.  Further, we have also received authority to do the same from a Canadian DBS orbital slot at 129 degrees and a Canadian FSS orbital slot at 118.7 degrees.  The possibility that the FCC will allow service to the United States from additional foreign slots may permit additional competition against us from other satellite providers.  It may also provide a means by which to increase our available satellite capacity in the United States.  In addition, a number of administrations, such as Great Britain and the Netherlands, have requested authority to add orbital locations serving the United States close to our licensed slots.  Such operations could cause harmful interference to our satellites and constrain our future operations.

Rules Relating to Broadcast Services.  The FCC imposes different rules for “subscription” and “broadcast” services.  We believe that, because our DISH TV services offer a subscription programming service, we are not subject to many of the regulatory obligations imposed upon broadcast licensees.  However, we cannot be certain whether the FCC will find in the future that we must comply with regulatory obligations as a broadcast licensee.  If the FCC determines that we are a broadcast licensee, it could require us to comply with all regulatory obligations imposed upon broadcast licensees, which in certain respects are subject to more burdensome regulation than subscription television service providers.

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

Separate Security, Plug and Play.  The STELA Reauthorization Act of 2014 (“STELAR”) ended the “integration ban” that required cable companies to separate security functionality from the other features of their set-top boxes and that required leased cable set-top boxes to include CableCARDs effective December 2015.  Set-top boxes used by DBS providers were not subject to this separate security requirement.  STELAR required the FCC to establish a working group of technical experts to identify and report on downloadable security design options that are not unduly burdensome and that promote competition with respect to the availability of navigation devices.  The working group released a report in August 2015, which declined to offer a consensus recommendation regarding downloadable security design options.  However, we cannot predict whether the FCC will take further action regarding downloadable security.  Also, the FCC adopted the so-called “plug and play” standard for compatibility between digital television sets and cable systems.  That standard was developed through negotiations involving the cable and consumer electronics industries, but not the satellite television industry.  The FCC’s adoption of the standard was accompanied by certain rules regarding copy protection measures that were applicable to us.  We appealed the FCC’s decision regarding the copy protection measures to the United States Court of Appeals for the D.C. Circuit (“D.C. Circuit”) and on January 15, 2013 the D.C. Circuit vacated the FCC’s decision.  The FCC is also considering various proposals to establish two-way digital cable “plug and play” rules.  That proceeding also asks about means to incorporate all pay-TV providers into its “plug and play” rules.  The cable industry and consumer electronics companies have reached a “tru2way” commercial arrangement to resolve many of the outstanding issues in this docket.  We cannot predict whether the FCC will impose rules on our DBS operations that are based on cable system architectures or the private cable/consumer electronics tru2way commercial arrangement.  Complying with the separate security and other “plug and play” requirements may not be technically feasible or may require potentially costly modifications to our set-top boxes and operations.  We cannot predict the timing or outcome of this FCC proceeding.

In 2016, the FCC adopted a Notice of Proposed Rulemaking regarding possible new regulations that would generally require pay-TV providers, among others, to make their video services operate on third-party devices.  Under the FCC’s proposal, consumers would have the choice of accessing cable and satellite programming through the pay-TV operator’s products and services, or through products and services offered by a third party.  These regulations, if adopted, would have the potential to impose new costs on our DISH TV business by, among other things, requiring us to deploy additional hardware or software to enable our DISH TV services to operate with third-party devices.  In February 2017, the FCC closed this rule making proceeding and no regulations were adopted.  However, we cannot be certain that the FCC will not open a new proceeding in the future to pursue similar regulations.

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

ATSC 3.0.  In April 2016, the broadcast industry petitioned the FCC to authorize the use of the “Next Generation TV” broadcast television standard, ATSC 3.0.  In November 2017, the FCC authorized television broadcasters to deploy the ATSC 3.0 standard on a voluntary basis.  We cannot predict the effect that supporting this new standard could have on equipment costs, carriage obligations or the retransmission consent process.

Media Ownership Rules.  Also in 2016, the broadcast industry petitioned the FCC to relax its media ownership rules, which, among other things, limit the number of commonly owned TV stations per market and restrict newspaper/broadcast cross-ownership and radio/TV cross-ownership.  In November 2017, the FCC voted to: (i) eliminate the newspaper/broadcast cross-ownership rule; (ii) eliminate the radio/television cross-ownership rule; (iii) relax the local television ownership rules to eliminate certain restrictions and modify others; and (iv) eliminate the attribution rule for television joint-sales agreements.  In December 2017, the FCC initiated a rulemaking proceeding seeking comment on changes to the national television multiple-ownership rule, including changes that could relax or eliminate the current limits that prevent entities from owning or controlling television stations that, in the aggregate, reach more than 39 percent of the television households in the country.  If the FCC were to relax or eliminate some or all of the national television multiple-ownership rule, it could increase the negotiating leverage that broadcasters hold in retransmission consent negotiations.  We cannot predict whether the FCC will further change any of its media ownership rules or the effect that any changes to the media ownership rules could have on our future retransmission consent negotiations.

Digital HD Carry-One, Carry-All Requirement.  To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one, carry-all”), including the carriage of full-power broadcasters’ HD signals in markets in which we elect to provide local channels in HD.  The carriage of additional HD signals on our DISH TV services could cause us to experience significant capacity constraints and prevent us from carrying additional popular national channels and/or carrying those national channels in HD.

Distant Signals.  Pursuant to STELA, we obtained a waiver of a court injunction that previously prevented us from retransmitting certain distant network signals under a statutory copyright license.  Because of that waiver, we may provide distant network signals to eligible subscribers.  To qualify for that waiver, we are required to provide local service in all 210 local markets in the United States on an ongoing basis.  This condition poses a significant strain on our capacity.  Moreover, we may lose that waiver if we are found to have failed to provide local service in any of the 210 local markets.  If we lose the waiver, the injunction could be reinstated.  Furthermore, depending on the severity of the failure, we may also be subject to other sanctions, which may include, among other things, damages.

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

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty Media Corporation (“Liberty”).  In July 2012, similar program access conditions that had applied to Time Warner Cable Inc. (“Time Warner Cable”), which was acquired by Charter in 2016, expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Charter’s programming, or to obtain it on nondiscriminatory terms.  In the case of certain types of programming affiliated with Comcast through its control of NBCUniversal Media, LLC (“NBCUniversal”), the prohibition on exclusivity expired in January 2018, and we can no longer rely on these protections.  We cannot predict the practical effect of the expiration of these conditions which could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

Open Internet (also known as “Net Neutrality”).  In 2015, the FCC adopted Open Internet rules, which applied to both fixed and mobile broadband access providers and prohibited them, among other things, from blocking or throttling traffic, from paid prioritization, and from unreasonably interfering with, or disadvantaging, consumers’ or content providers’ access to the Internet.  In addition, because the FCC reclassified broadband access providers as common carriers, these providers were subject to the general common carrier requirements of reasonableness and nondiscrimination.  The rules were affirmed by a panel of the D.C. Circuit.  A number of broadband access providers and their associations have filed a petition for certiorari with the United States Supreme Court.  In December 2017, the FCC reversed course and voted to reclassify broadband access providers as information service providers, instead of common carriers.  The FCC also voted to eliminate the majority of the Open Internet rules, leaving only certain ISP transparency requirements in place.  The FCC’s decision is being challenged by various parties.  We cannot predict the outcome or timing of these proceedings or how the FCC will implement and enforce the remaining Open Internet rules.

To the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our Sling TV subscriber count could be negatively impacted.  Furthermore, to the extent network operators create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our Sling TV business could be negatively impacted.  We cannot predict with any certainty the impact to our Sling TV business resulting from changes in how network operators handle and charge for access to data that travels across their networks.

Comcast-NBCUniversal.  In January 2011, the FCC and the Department of Justice approved a transaction between Comcast and General Electric Company (“General Electric”), pursuant to which they joined their programming properties, including NBC, Bravo and many others, in a venture, NBCUniversal, controlled by Comcast.  In March 2013, Comcast completed the acquisition of substantially all of General Electric’s remaining interest in NBCUniversal.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s order on network neutrality (even if that order is vacated by judicial or legislative action) and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  These conditions expired in January 2018, and we can no longer rely on these protections.  We cannot predict the practical effect of the expiration of these conditions which could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

700 MHz Licenses.  In 2008, we paid $712 million to acquire certain 700 MHz E Block (“700 MHz”) wireless spectrum licenses, which were granted to us by the FCC in February 2009.  These licenses are subject to certain build-out requirements.  By March 2020, we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “700 MHz Build-Out Requirement”).  If the 700 MHz Build-Out Requirement is not met with respect to any particular E Block license area, our authorization may terminate for the geographic portion of that license area in which we are not providing service.  These wireless spectrum licenses expire in March 2020 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our licenses to expand our terrestrial operating authority with AWS-4 authority (“AWS-4”).  These licenses are subject to certain build-out requirements.  By March 2020, we are required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Build-Out Requirement”).  If the AWS-4 Build-Out Requirement is not met with respect to any particular individual license, our terrestrial authorization for that license area may terminate.  The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 licenses to allow us to repurpose all 20 MHz of our uplink spectrum (2000-2020 MHz) for terrestrial downlink operations.  On June 1, 2016, we notified the FCC that we had elected to use our AWS-4 uplink spectrum for terrestrial downlink operations, and effective June 7, 2016, the FCC modified our AWS-4 licenses, resulting in all 40 MHz of our AWS-4 spectrum being designated for terrestrial downlink operations.  These wireless spectrum licenses expire in March 2023 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

H Block Licenses.  On April 29, 2014, the FCC issued an order granting our application to acquire all 176 wireless spectrum licenses in the H Block auction.  We paid approximately $1.672 billion to acquire these H Block licenses, including clearance costs associated with the lower H Block spectrum.  The H Block licenses are subject to certain interim and final build-out requirements.  By April 2018, we must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual H Block license (the “H Block Interim Build-Out Requirement”).  By April 2024, we must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block license (the “H Block Final Build-Out Requirement”).  If the H Block Interim Build-Out Requirement is not met, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from April 2024 to April 2022) for each H Block license area in which we do not meet the requirement.  If the H Block Final Build-Out Requirement is not met, our authorization for each H Block license area in which we do not meet the requirement may terminate.  These wireless spectrum licenses expire in April 2024 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

The 600 MHz Licenses are subject to certain interim and final build-out requirements.  By June 2023, we must provide reliable signal coverage and offer wireless service to at least 40% of the population in each area covered by an individual 600 MHz License (the “600 MHz Interim Build-Out Requirement”).  By June 2029, we must provide reliable signal coverage and offer wireless service to at least 75% of the population in each area covered by an individual 600 MHz License (the “600 MHz Final Build-Out Requirement”).  If the 600 MHz Interim Build-Out Requirement is not met, the 600 MHz License term and the 600 MHz Final Build-Out Requirement may be accelerated by two years (from June 2029 to June 2027) for each 600 MHz License area in which we do not meet the requirement.  If the 600 MHz Final Build-Out Requirement is not met, our authorization for each 600 MHz License area in which we do not meet the requirement may terminate.  In addition, certain broadcasters will have up to 39 months (ending July 13, 2020) to relinquish their 600 MHz spectrum, which may impact the timing for our ability to commence operations using certain 600 MHz Licenses.  The FCC has issued the 600 MHz Licenses prior to the clearance of the spectrum, and the build-out deadlines are based on the date that the 600 MHz Licenses were issued to us, not the date that the spectrum is cleared.  These wireless spectrum licenses expire in June 2029 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

MVDDS Licenses.  We have MVDDS licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  In January 2015, the FCC granted our application to extend the build-out requirements related to our MVDDS licenses.  We now have until 2019 to provide “substantial service” on our MVDDS licenses.  Our MVDDS licenses may be terminated, however, if we do not provide substantial service in accordance with the new build-out requirements.  These wireless spectrum licenses expire in August 2024 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

LMDS Licenses.  As a result of the completion of the Share Exchange on February 28, 2017, we acquired from EchoStar certain Local Multipoint Distribution Service (“LMDS”) licenses in four markets:  Cheyenne, Kansas City, Phoenix, and San Diego.  The “substantial service” milestone has been met with respect to each of the licenses.  In addition, through the FCC’s Spectrum Frontiers proceeding, a portion of each of our LMDS licenses will be reassigned to the Upper Microwave Flexible Use Service band (27.5-28.35 GHz), which will allow for a more flexible use of the licenses, including, among other things, 5G mobile operations.  These wireless spectrum licenses expire in September 2018 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through our wholly-owned subsidiaries American II and American III, we have made over $10 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  On October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  By October 2021, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Interim Build-Out Requirement”).  By October 2027, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Final Build-Out Requirement”).  If the AWS-3 Interim Build-Out Requirement is not met, the AWS-3 License term and the AWS-3 Final Build-Out Requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement.  If the AWS-3 Final Build-Out Requirement is not met, the authorization for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement may terminate.  These wireless spectrum licenses expire in October 2027 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

See “Item 1A. Risk Factors –  Acquisition and Capital Structure Risks – We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition” in this Annual Report on Form 10-K for further information.

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

International Regulation

We are subject to regulation by the International Telecommunication Union (“ITU”).  The orbital location and frequencies for certain of our satellites are subject to the frequency registration and coordination process of the ITU.  The ITU Radio Regulations define the international rules, regulations, and rights for a satellite and associated earth stations to use specific radio frequencies at a specific orbital location.  These rules, which include deadlines for the bringing of satellite networks into use, differ depending on the type of service to be provided and the frequencies to be used by the satellite.  On our behalf, various countries have made and may in the future make additional filings for the frequency assignments at particular orbital locations that are used or to be used by our current satellite networks and potential future satellite networks we may build or acquire.

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

Registration in the UN Registry of Space Objects

The United States and other jurisdictions in which we license satellites are parties to the United Nations (“UN”) Convention on the Registration of Objects Launched into Outer Space.  The UN Convention requires a satellite’s launching state to register the satellite as a space object with an UN Registry of Space Objects.  The act of registration carries liability for the registering country in the event that the satellite causes third-party damage.  Administrations may place certain requirements on satellite licensees in order to procure the necessary launch or operational authorizations that accompany registration of the satellite.  In some jurisdictions, these authorizations are separate and distinct, with unique requirements, from the authorization to use a set of frequencies to provide satellite services.  There is no guarantee that we will be able to procure such authorizations even if we already possess a frequency authorization.

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

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations.  These include laws regulating air emissions, water discharge and waste management.  We attempt to maintain compliance with all such requirements.  We do not expect capital or other expenditures for environmental compliance to be material in 2018 or 2019.  Environmental requirements are complex, change frequently and have become more stringent over time.  Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

For segment reporting data and principal geographic area data for 2017, 2016 and 2015, see Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

EMPLOYEES

We had approximately 17,000 employees at December 31, 2017, most of whom were located in the United States.  We generally consider relations with our employees to be good.  Approximately 60 employees in two of our field offices have voted to have a union represent them in their employment relations with DISH Network.  While we are not currently a party to any collective bargaining agreements, we are presently in the negotiating phase with the union, which could result in a collective bargaining agreement with respect to these two sites.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

(furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with DISH Network of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position
Charles W. Ergen	64	Chairman and Director
W. Erik Carlson	48	President and Chief Executive Officer
Thomas A. Cullen	58	Executive Vice President, Corporate Development
James DeFranco	65	Executive Vice President and Director
Vivek Khemka	45	Executive Vice President and Chief Technology Officer
Timothy A. Messner	43	Executive Vice President and General Counsel
Jeffrey L. McSchooler	51	Executive Vice President, Engineering and Broadcast
Brian V. Neylon	52	Executive Vice President, Group President, DISH TV
Paul W. Orban	49	Senior Vice President and Chief Accounting Officer
Warren W. Schlichting	56	Executive Vice President, Group President, Sling TV
David A. Scott	44	Executive Vice President and Chief Human Resources Officer
Steven E. Swain	50	Senior Vice President and Chief Financial Officer
John W. Swieringa	40	Executive Vice President, Chief Operating Officer

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

W. Erik Carlson.  Mr. Carlson has served as DISH Network’s President and Chief Executive Officer since December 2017 and oversees all aspects of the company’s DISH TV and Sling TV businesses. Mr. Carlson is a DISH Network veteran of more than two decades, and has held numerous roles throughout the company. Most recently, Mr. Carlson served as President and Chief Operating Officer.  In this role, Mr. Carlson oversaw the company’s day-to-day operations including Human Resources, Operations and Information Technology, Media Sales, Marketing, Programming, Product Management, Acquisition and Retention, and Finance and Accounting organizations. Prior to that, Mr. Carlson managed DISH Network’s In-Home Services, Customer Service Centers, Customer Billing, and Information Technology organizations, as well as Manufacturing, which consists of equipment retrieval and refurbishment operations. Mr. Carlson also served as Senior Vice President of Retail Services and Sales where he managed the company’s indirect sales operations.

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

Vivek Khemka.  Mr. Khemka has served as Executive Vice President and Chief Technology Officer since December 2015 and is responsible for all development and execution of technology strategy for DISH Network.  From August 2016 to February 2017, Mr. Khemka also served as the President of EchoStar Technologies L.L.C. pursuant to a professional services agreement between DISH Network and EchoStar.  Mr. Khemka previously served as Senior Vice President of Product Management from March 2013 to December 2015.  Mr. Khemka also served as Vice President of Customer Technology, a position he held from December 2011 to March 2013.  He joined DISH Network in 2009 and has held various roles of increasing responsibility.  Before joining DISH Network, Mr. Khemka held various positions at Danaher, Motorola and McKinsey & Co.

Jeffrey L. McSchooler.  Mr. McSchooler has served as Executive Vice President, Engineering and Broadcast since March 2017 and is responsible for all engineering and broadcast operations for DISH Network.  Mr. McSchooler previously served as Senior Vice President of Engineering and Operations for EchoStar from May 2010 to February 2017.  Mr. McSchooler joined DISH Network in 1994 and has held various roles of increasing responsibility at DISH Network and EchoStar.  Before joining DISH Network, Mr. McSchooler held various positions at GTE Spacenet Corporation, ElectroSpace Systems Inc. and the United States Air Force.

Timothy A. Messner.  Mr. Messner has served as Executive Vice President, General Counsel since November 2017 and is responsible for all legal affairs for DISH Network and its subsidiaries.  Since joining DISH Network in August 2004, Mr. Messner has held various positions of increasing responsibility in DISH Network’s legal department.  Most recently, Mr. Messner served as Senior Vice President and Deputy General Counsel for DISH Network.

Brian V. Neylon.  Mr. Neylon has served as Executive Vice President, Group President, DISH TV since December 2017 and oversees all aspects of the DISH TV services.  Mr. Neylon served as Executive Vice President, Customer Acquisition and Retention from December 2015 to December 2017 and as our Senior Vice President of Sales from June 2011 to December 2015.  Since first joining DISH Network in September 1991, he has held various positions of increasing responsibility within various sales and distribution teams from time to time.

Paul W. Orban.  Mr. Orban has served as Senior Vice President and Chief Accounting Officer since December 2015 and is responsible for all aspects of our accounting and tax departments including external financial reporting, technical accounting policy, income tax accounting and compliance and internal controls for DISH Network.  Mr. Orban served as our Senior Vice President and Corporate Controller from September 2006 to December 2015 and as our Vice President and Corporate Controller from September 2003 to September 2006.  He also served as EchoStar’s Senior Vice President and Corporate Controller from 2008 to 2012 pursuant to a management services agreement between DISH Network and EchoStar.  Since joining DISH Network in 1996, Mr. Orban has held various positions of increasing responsibility in our accounting department.  Prior to DISH Network, Mr. Orban was an auditor with Arthur Andersen LLP.

Warren W. Schlichting.  Mr. Schlichting has served as Executive Vice President, Group President, Sling TV since December 2017 and oversees all aspects of the Sling TV services.  Mr. Schlichting served as Executive Vice President, Marketing, Programming, and Media Sales for DISH Network from December 2015 to December 2017 and was responsible for the acquisition and renewal of all programming content, marketing for our DISH TV business and the advertising sales division.  Mr. Schlichting previously served as our Senior Vice President of Programming and Media Sales from October 2014 to December 2015. Mr. Schlichting joined DISH Network in September 2011 as Senior Vice President of Media Sales.  Prior to DISH Network, Mr. Schlichting served as Senior Vice President of New Business Development for Comcast from August 2002 to September 2011, leading advanced advertising efforts on multiple media and ad delivery platforms including broadband, interactive television and video-on-demand.

David A. Scott.  Mr. Scott has served as Executive Vice President and Chief Human Resources Officer of DISH Network since February 2018 and is responsible for the recruiting, benefits administration, compensation, and leadership and organizational development for DISH Network and its subsidiaries.  Prior to DISH Network, Mr. Scott held various positions at Walmart Inc. from 1997 to 2018, including, among others, Senior Vice President, Talent and Organizational Effectiveness from 2016 to 2018, Senior Vice President, Human Resources from 2014 to 2016, and Vice President, Human Resources from 2011 to 2014.

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

John W. Swieringa.  Mr. Swieringa has served as DISH Network’s Executive Vice President and Chief Operating Officer since December 2017.  Mr. Swieringa previously served as Executive Vice President, Operations since December 2015 and has had responsibility for the in-home services operations, customer service and billing, information technology, manufacturing and distribution for DISH Network.  Mr. Swieringa previously served as Senior Vice President and Chief Information Officer from March 2014 to December 2015 and as Vice President of Information Technology Customer Applications from March 2010 to March 2014.  Mr. Swieringa joined DISH Network in December 2007 serving in our finance department.

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

With respect to our DISH TV services, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we may be required to increase retention spending or we may provide greater discounts or credits to acquire and retain subscribers who may spend less on our services.  If our Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”) decreases or does not increase commensurate with increases in programming or other costs, our margins may be reduced and the long-term value of a subscriber would then decrease.  In addition, our Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers.  Accordingly, an increase in Sling TV subscribers has a negative impact on our Pay-TV ARPU.

This increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.  Further, as a result of this increased competitive environment and the maturation of the pay-TV industry, future growth opportunities of our DISH TV business may be limited and our margins may be reduced, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.  Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies (including a focus on attaining higher quality subscribers) and increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

In addition, MVPDs and other companies such as programmers are offering smaller packages of programming channels directly to customers, at prices lower than our video service package offerings.  These offerings could adversely affect demand for our Pay-TV services or cause us to modify our programming packages, which may reduce our margins.

Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services, and may exacerbate the risks described above.  For example, in May 2016, Charter completed its acquisition of Time Warner Cable and Bright House Networks (collectively “New Charter”), which created the second largest cable television provider and third largest MPVD in the United States.  This transaction created a duopoly, resulting in two broadband providers, New Charter and Comcast, controlling the geographic areas covering the vast majority of the high-speed broadband homes in the country.  In addition, a significant proportion of New Charter’s high-speed broadband subscribers may lack access to alternative high-speed broadband options.  Further, New Charter may be able to, among other things, foreclose or degrade our online video offerings at various points in the broadband pipe; impose data caps on consumers who access our online video offerings; and pressure third-party content owners and programmers to withhold online rights from us and raise our and other MVPDs’ third-party programming costs.

As a result of AT&T’s 2015 acquisition of DirecTV, our direct competitor and the largest satellite TV provider in the United States now has increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services.  AT&T also has an OTT service, DirecTV Now, that distributes video directly to consumers over the Internet.  The combined company may also be able to, among other things, utilize its increased leverage over third-party content owners and programmers to withhold online rights from us and reduce the price it pays for programming at the expense of other MVPDs, including us; thwart our entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with us; underutilize key orbital spectrum resources that could be more efficiently used by us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings.

In addition, in October 2016, AT&T announced its pending acquisition of Time Warner Inc. (“Time Warner”).  In November 2017, the Department of Justice filed a lawsuit to block the merger; the trial is scheduled to begin in March 2018.  We cannot predict the timing or outcome of this lawsuit.  If the proposed transaction ultimately is completed, the risks discussed above posed by the AT&T and DirecTV merger will be further exacerbated, as the addition of Time Warner’s media holdings, which include content, such as HBO, TBS, TNT, CNN, and movies, would, among other things, provide the combined company increased scale and leverage in the converging video, mobile, and broadband industries and may make it more difficult for us to obtain access to Time Warner’s programming networks on nondiscriminatory and fair terms, or at all.  Furthermore, AT&T’s current practice of offering wireless subscribers access to owned video content over the Internet without counting against a subscriber’s monthly data caps (“zero rating”) may give an unfair advantage to AT&T’s own video content, which currently includes, among others, DirecTV services, including DirecTV Now, on mobile devices.

In May 2017, Sinclair Broadcast Group (“Sinclair”) announced plans to acquire Tribune Media Company (“Tribune”), subject to approval by the Department of Justice and the FCC.  We cannot predict the timing or outcome of government review of the proposed transaction.  If the proposed transaction is completed, the combined company (“New Sinclair”) would become the nation’s largest broadcast conglomerate.  New Sinclair may be able to use its scale to increase the leverage that it holds in retransmission consent negotiations which could, among other things, raise our programming costs and/or cause us to modify our programming packages as a result of programming interruptions.

As the pay-TV industry is mature, our strategy has included an increased emphasis on acquiring and retaining higher quality subscribers, even if it means that we will acquire and retain fewer overall subscribers.  We evaluate the quality of subscribers based upon a number of factors, including, among others, profitability.    Our DISH TV subscriber base has been declining due to, among other things, this strategy and the factors described above.  There can be no assurance that our DISH TV subscriber base will not continue to decline.  In the event that our DISH TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

Our business has historically focused on providing pay-TV services, including our DISH TV and Sling TV services.  We face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Verizon, DirecTV, Sony, YouTube, Fubo and Philo that offer online services distributing movies, television shows and other video programming as well as programmers, such as HBO, CBS, STARZ and SHOWTIME, that began selling content directly to consumers over the Internet.  Some of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do.  In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings.  Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.

These products and services are also driving rapid changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communications services.  In particular, through technological advancements and with the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online content providers for users to stream and view on their personal computers, televisions, phones, tablets, videogame consoles, and other devices, some without charging a fee to access the content.  Similarly, while our customers can use their traditional video subscription to access mobile programming, an increasing number of customers are also using mobile devices as the sole means of viewing video, and an increasing number of non-traditional video providers are developing content and technologies to satisfy that demand.  These technological advancements, changes in consumer behavior, and the increasing number of choices available to consumers with regard to the means by which consumers obtain video content may cause DISH TV subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.  There can be no assurance that our DISH TV services will be able to compete with these other providers of digital media.  Therefore, these technological advancements and changes in consumer behavior could reduce our gross new DISH TV subscriber activations and could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

A substantial majority of our revenue comes from residential customers whose spending patterns may be affected by economic weakness and uncertainty.  Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty and other factors that may adversely affect the pay-TV industry.  In particular, economic weakness and uncertainty could result in the following:

•

Fewer subscriber activations and increased subscriber churn rate.  We could face fewer subscriber activations and increased subscriber churn rate due to, among other things:  (i) certain economic factors that impact consumers, including, among others, rising interest rates, a potential downturn in the housing market in the United States (including a decline in housing starts) and higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of independent third-party retailers, who generate a meaningful percentage of our gross new DISH TV subscriber activations, because many of them are small businesses that are more susceptible to the negative effects of economic weakness.  In particular, our DISH TV churn rate may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to economic weakness, including, among others, our pay-in-advance subscribers.

•

Lower Pay-TV ARPU.  Our subscribers may disconnect our services and a growing share of pay-TV customers are cord shaving to downgrade to smaller, less expensive programming packages or electing to purchase through online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies.  Cord cutting and/or cord shaving by our subscribers could negatively impact our Pay-TV ARPU.  In addition, Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, as Sling TV subscribers increase, it will have a negative impact on Pay-TV ARPU.

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

The cost of programming represents the largest percentage of our overall costs.  Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers.  Unlike our larger cable and satellite competitors, some of which also provide IPTV services, we have not made significant investments in programming providers.  For example, in January 2011, the FCC and the Department of Justice approved a transaction between Comcast and General Electric pursuant to which they joined their programming properties, including NBC, Bravo and many others that are available in the majority of our programming packages, in a venture, NBCUniversal, controlled by Comcast.  In March 2013, Comcast completed the acquisition of substantially all of General Electric’s remaining interest in NBCUniversal.  This transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to NBCUniversal’s programming networks on nondiscriminatory and fair terms, or at all.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s order on network neutrality, even if that order is vacated by judicial or legislative action, and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  However, in January 2018, the prohibition on exclusivity expired, and we can no longer rely on these protections.  Also, in October 2016, AT&T announced its pending acquisition of Time Warner.  In November 2017, the Department of Justice filed a lawsuit to block the merger; the trial is scheduled to begin in March 2018.  We cannot predict the timing or outcome of this lawsuit.  This transaction would join DirecTV, which was acquired by AT&T in 2015, with Time Warner’s media holdings, which include content such as HBO, TBS, TNT, CNN, and movies.  If approved, this transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to Time Warner programming networks on nondiscriminatory and fair terms, or at all.

Our OTT Sling TV Internet-based services face certain risks, including, among others, significant competition.

Our Sling TV services face a number of risks, including, among others, the following, which may have a material adverse effect on our Sling TV services offerings:

•

We face significant competition from programmers such as DirecTV Now, Sony PlayStation Vue, YouTube, Fubo and Philo, which distribute live linear television programming over the Internet, from content providers such as HBO, CBS, STARZ and SHOWTIME, which have begun selling content directly to consumers over the Internet, and other companies including, among others, Netflix, Hulu, Apple, Amazon, Alphabet and Verizon, some of which have original content, larger customer bases, stronger brand recognition, and significant financial, marketing and other resources.  We also face competition from piracy based video offerings;

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

•

Our Sling Orange service has limitations that may not be applicable to our competitors, such as not being able to view content on more than one device simultaneously, and with respect to certain programming, not being able to provide a feature to record content for future viewing.  If we are unable to remove those limitations and add such features to the Sling Orange service in the future, our ability to compete with other offerings could be adversely impacted; and

•

The adoption or modification of laws and regulations relating to the Internet could limit or otherwise adversely affect the manner in which we conduct our Sling TV services and could cause us to incur additional expenses or alter our business model.

If government regulations relating to the Internet change, we may need to alter the manner in which we conduct our Sling TV business, and/or incur greater operating expenses to comply with those regulations.

The adoption or modification of laws or regulations relating to the Internet could limit or otherwise adversely affect the manner in which we currently conduct our Sling TV business.  Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including Open Internet rules, could decrease the demand for our Sling TV services and increase our cost of providing our Sling TV services.  Given the lack of laws in the United States to prevent network operators from discriminating against the legal traffic that crosses their networks, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

We cannot predict with any certainty the impact to our Sling TV business that may result from changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including Open Internet rules.

Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our business.

We rely upon the ability of consumers to access our Sling TV services through the Internet.  If network operators block, restrict or otherwise impair access to our Sling TV services over their networks, our Sling TV business could be negatively affected.  To the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our Sling TV subscriber count could be negatively impacted.  Furthermore, to the extent network operators create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our Sling TV business could be negatively impacted.

In addition, many network operators that provide consumers with broadband service also provide these consumers with video programming, and these network operators may have an incentive to use their network infrastructure in a manner adverse to our continued growth and success.  For example, as a result of AT&T’s acquisition of DirecTV and the completion of the New Charter merger, these risks may be exacerbated to the extent these and other network operators are able to provide preferential treatment to their data.  Furthermore, AT&T’s current zero rating practice may give an unfair advantage to AT&T’s own video services, which currently include, among others, DirecTV services, including DirecTV Now.

We cannot predict with any certainty the impact to our Sling TV business that may result from changes in how network operators handle and charge for access to data that travels across their networks.

We face increasing competition from other distributors of unique programming services such as foreign language, sports programming, and original content that may limit our ability to maintain subscribers that desire these unique programming services.

We face increasing competition from other distributors of unique programming services such as foreign language, sports programming, and original content including programming distributed over the Internet.  There can be no assurance that we will maintain subscribers that desire these unique programming services.  For example, the increasing availability of foreign language programming from our competitors, which in certain cases has resulted from our inability to renew programming agreements on an exclusive basis or at all, as well as competition from piracy-based video offerings, could contribute to an increase in our subscriber churn rate.  Our agreements with distributors of foreign language programming have varying expiration dates, and some agreements are on a month-to-month basis.  There can be no assurance that we will be able to grow or maintain subscribers that desire these unique programming services such as foreign language and sports programming.

Operational and Service Delivery Risks

If our operational performance and customer satisfaction were to deteriorate, our subscriber activations and our subscriber churn rate may be negatively impacted, which could in turn adversely affect our revenue.

If our operational performance and customer satisfaction were to deteriorate, we may experience a decrease in subscriber activations and an increase our subscriber churn rate, which could have a material adverse effect on our business, financial condition and results of operations.  To improve our operational performance, we continue to make investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce subscriber churn, increase productivity, and allow us to scale better over the long run.  We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance, and if unsuccessful, we may have to incur higher costs to improve our operational performance.  While we believe that such costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.  If we are unable to combat the deterioration of our operational performance, our future subscriber activations and existing subscriber churn rate may be negatively impacted, which could in turn adversely affect our revenue growth and results of operations.

If our subscriber activations continue to decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

We may incur increased costs to acquire new subscribers and retain existing subscribers.  Our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate continue to be negatively impacted by stricter customer acquisition and retention policies for our DISH TV subscribers, including an increased emphasis on acquiring and retaining higher quality subscribers.  In addition, our subscriber acquisition costs could increase as a result of increased spending for advertising and, with respect to our DISH TV services, the installation of more DVR receivers, which are generally more expensive than other receivers.  Retention costs with respect to our DISH TV services may be driven higher by increased upgrades of existing subscribers’ equipment to HD and DVR receivers.  Although we expect to continue to incur expenses, such as providing retention credits and other subscriber acquisition and retention expenses, to attract and retain subscribers, there can be no assurance that our efforts will generate new subscribers or result in a lower churn rate.  Additionally, certain of our promotions, including, among others, pay-in-advance, continue to allow consumers with relatively lower credit scores to become subscribers.  These subscribers typically churn at a higher rate.

Our subscriber acquisition costs and our subscriber retention costs can vary significantly from period to period and can cause material variability to our net income (loss) and free cash flow.  Any material increase in subscriber acquisition or retention costs from current levels could have a material adverse effect on our business, financial condition and results of operations.

Programming expenses are increasing and may adversely affect our future financial condition and results of operations.

Our programming costs currently represent the largest component of our total expense and we expect these costs to continue to increase on a per subscriber basis.  The pay-TV industry has continued to experience an increase in the cost of programming, especially local broadcast channels and sports programming.  In addition, certain programming costs are rising at a much faster rate than wages or inflation.  These factors may be exacerbated by the increasing trend of consolidation in the media industry, which may further increase our programming expenses.  Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.

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

In addition, increases in programming costs cause us to increase the rates that we charge our Pay-TV subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Therefore, we may be unable to pass increased programming costs on to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to this programming, our subscriber activations and our subscriber churn rate may be negatively impacted.

We depend on third parties to provide us with programming services.  Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal, expiration and/or termination provisions.  We may not be able to renew these agreements on acceptable terms or at all, and these agreements may be terminated prior to expiration of their original term.  In recent years, negotiations over programming carriage contracts generally remain contentious, and certain programmers have, in the past, limited our access to their programming in connection with those negotiations and the scheduled expiration of their programming carriage contracts with us.  As national and local programming interruptions and threatened programming interruptions have become more frequent in recent years, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

We typically have a few programming contracts with major content providers up for renewal each year and if we are unable to renew any of these agreements or the other parties terminate the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In addition, failure to obtain access to certain programming or loss of access to programming, particularly programming provided by major content providers and/or programming popular with our subscribers, could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate.

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

We believe that the availability and extent of programming and other value-added services such as access to video via mobile devices continue to be significant factors in consumers’ choice among pay-TV providers.  Other pay-TV providers may have more successfully marketed and promoted their programming packages and value-added services and may also be better equipped and have greater resources to increase their programming offerings and value-added services to respond to increasing consumer demand.  In addition, even though it remains a small portion of the market, consumer demand for 4K HD televisions and programming will likely increase in the future.  We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver enhanced programming, and other value-added services, and there can be no assurance that we will be able to compete effectively with offerings from other pay-TV providers.

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

We lease the vast majority of our satellite transponder capacity from EchoStar and EchoStar is a key supplier of other related services to us.  Satellite transponder leasing costs may increase beyond our current expectations.  Our inability to obtain satellite transponder capacity and other related services from third parties could adversely affect our subscriber activations and subscriber churn rate and cause related revenue to decline.

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

In addition, our competitive position depends in part on our ability to offer new DISH TV subscribers and upgrade existing subscribers with more advanced equipment, such as receivers with DVR and HD technology and by otherwise making additional infrastructure investments, such as those related to our information technology and call centers.  We may also be at a competitive disadvantage in developing and introducing complex new products and services for our DISH TV services because of the substantial costs we may incur in making these products or services available across our installed base of subscribers.  Furthermore, the continued demand for HD programming continues to require investments in additional satellite capacity.  We may not be able to pass on to our subscribers the entire cost of these upgrades and infrastructure investments.

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

If our products and services, including without limitation our DISH TV and Sling TV products and services, are not competitive, our business could suffer and our financial performance could be negatively impacted.  Our products and services may also experience quality problems, including outages and service slowdowns, from time to time.  If the quality of our products and services do not meet our customers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

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

We rely on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes that we provide to subscribers in order to deliver our digital television services.  Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from suppliers.  In the event of an interruption of supply or a significant price increase from these suppliers, we may not be able to diversify sources of supply in a timely manner, which could have a negative impact on our business.  Further, due to increased demand for products, electronic manufacturers may experience shortages for certain components, from time to time.  We have experienced in the past and may continue to experience shortages driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of its suppliers that negatively impact our operations.  Any such delays or constraints could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our subscriber activations.

Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

Increases in theft of our signal or our competitors’ signals could, in addition to reducing subscriber activations, also cause our subscriber churn rate to increase.  For our DISH TV services, in order to combat signal theft and improve the security of our broadcast system, we use microchips embedded in credit card sized access cards, called “smart cards,” or security chips in our DBS receiver systems to control access to authorized programming content (“Security Access Devices”).  Furthermore, for our Sling TV services, we encrypt programming content and use digital rights management software to, among other things, prevent unauthorized access to our programming content.

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

We are also vulnerable to other forms of fraud.  While we are addressing certain fraud through a number of actions, including terminating independent third-party retailers that we believe violated our business rules, there can be no assurance that we will not continue to experience fraud, which could impact our subscriber activations and subscriber churn rate.  Economic weakness may create greater incentive for signal theft, piracy and other forms of fraud, which could lead to higher subscriber churn rate and reduced revenue.

We depend on independent third parties to solicit orders for our DISH TV services that represent a meaningful percentage of our total gross new DISH TV subscriber activations.

While we offer products and services through direct sales channels, a meaningful percentage of our total gross new DISH TV subscriber activations are generated through independent third parties such as small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies.  Most of our independent third-party retailers are not exclusive to us and some of our independent third-party retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors.  Furthermore, most of these independent third-party retailers are significantly smaller than we are and may be more susceptible to economic weaknesses that make it more difficult for them to operate profitably.  Because our independent third-party retailers receive most of their incentive value at activation and not over an extended period of time, our interests may not always be aligned with our independent third-party retailers.  It may be difficult to better align our interests with our independent third-party retailers because of their capital and liquidity constraints.  Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH TV services.

Operation of our DISH TV services requires that we have adequate satellite transmission capacity for the programming we offer.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  We lease substantially all of our satellite capacity from third parties, including the vast majority of our satellite transponder capacity from EchoStar, and we do not carry commercial insurance on any of the satellites that we lease from them.

Our ability to earn revenue from our DISH TV services depends on the usefulness of our owned and leased satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.  Generally, the minimum design life of each of our owned and leased satellites ranges from 12 to 15 years.  We can provide no assurance, however, as to the actual useful lives of any of these satellites.

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

Construction and launch risks.  Operation of our DISH TV services requires that we have adequate satellite transmission capacity for the programming we offer.  To accomplish this goal, from time to time, new satellites need to be built and launched.  Satellite construction and launch is subject to significant risks, including construction and launch delays, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the recent past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Significant construction or launch delays could materially and adversely affect our ability to generate revenues.  If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could impact our ability to fund future satellite procurement and launch opportunities.

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

Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our DISH TV services.  In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly.  Anomalies may also reduce the expected useful life of a satellite, thereby reducing the channels that could be offered using that satellite, or create additional expenses due to the need to provide replacement or back-up satellites.  See the disclosures relating to satellite anomalies set forth under Note 8 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships.  Areas in which conflicts of interest between EchoStar and us could arise include, but are not limited to, the following:

•

Cross officerships, directorships and stock ownership.  We have certain overlap in directors and executive officers with EchoStar.  These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  Our Board of Directors and executive officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and our Chairman.  The executive officers and the members of our Board of Directors who are members of the Board of Directors of EchoStar have fiduciary duties to EchoStar’s shareholders.  For example, there is the potential for a conflict of interest when we or EchoStar look at acquisitions and other business opportunities that may be suitable for both companies.  In addition, certain of our directors and officers own EchoStar stock and options to purchase EchoStar stock.  Mr. Ergen owns approximately 41.2% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 45.8% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 72.4% of the voting power of EchoStar.  Mr. Ergen’s ownership of EchoStar excludes 9,777,751 shares of its Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 10.2% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 16.9% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 18.6% of EchoStar’s total voting power.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for us and EchoStar.  Furthermore, Mr. Ergen is employed by both us and EchoStar.

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

•

Business opportunities.  We have historically retained, and in the future may acquire, interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar.  We may also compete with EchoStar when we participate in auctions for spectrum or orbital slots for our satellites.  In addition, EchoStar may in the future use its satellites to compete directly against us in the subscription television business.

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

700 MHz Licenses.  In 2008, we paid $712 million to acquire certain 700 MHz E Block (“700 MHz”) wireless spectrum licenses, which were granted to us by the FCC in February 2009.  These licenses are subject to certain build-out requirements.  By March 2020, we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “700 MHz Build-Out Requirement”).  If the 700 MHz Build-Out Requirement is not met with respect to any particular E Block license area, our authorization may terminate for the geographic portion of that license area in which we are not providing service.  These wireless spectrum licenses expire in March 2020 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our licenses to expand our terrestrial operating authority with AWS-4 authority (“AWS-4”).  These licenses are subject to certain build-out requirements.  By March 2020, we are required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Build-Out Requirement”).  If the AWS-4 Build-Out Requirement is not met with respect to any particular individual license, our terrestrial authorization for that license area may terminate.  The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 licenses to allow us to repurpose all 20 MHz of our uplink spectrum (2000-2020 MHz) for terrestrial downlink operations.  On June 1, 2016, we notified the FCC that we had elected to use our AWS-4 uplink spectrum for terrestrial downlink operations, and effective June 7, 2016, the FCC modified our AWS-4 licenses, resulting in all 40 MHz of our AWS-4 spectrum being designated for terrestrial downlink operations.  These wireless spectrum licenses expire in March 2023 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

H Block Licenses.  On April 29, 2014, the FCC issued an order granting our application to acquire all 176 wireless spectrum licenses in the H Block auction.  We paid approximately $1.672 billion to acquire these H Block licenses, including clearance costs associated with the lower H Block spectrum.  The H Block licenses are subject to certain interim and final build-out requirements.  By April 2018, we must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual H Block license (the “H Block Interim Build-Out Requirement”).  By April 2024, we must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block license (the “H Block Final Build-Out Requirement”).  If the H Block Interim Build-Out Requirement is not met, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from April 2024 to April 2022) for each H Block license area in which we do not meet the requirement.  If the H Block Final Build-Out Requirement is not met, our authorization for each H Block license area in which we do not meet the requirement may terminate.  These wireless spectrum licenses expire in April 2024 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

The 600 MHz Licenses are subject to certain interim and final build-out requirements.  By June 2023, we must provide reliable signal coverage and offer wireless service to at least 40% of the population in each area covered by an individual 600 MHz License (the “600 MHz Interim Build-Out Requirement”).  By June 2029, we must provide reliable signal coverage and offer wireless service to at least 75% of the population in each area covered by an individual 600 MHz License (the “600 MHz Final Build-Out Requirement”).  If the 600 MHz Interim Build-Out Requirement is not met, the 600 MHz License term and the 600 MHz Final Build-Out Requirement may be accelerated by two years (from June 2029 to June 2027) for each 600 MHz License area in which we do not meet the requirement.  If the 600 MHz Final Build-Out Requirement is not met, our authorization for each 600 MHz License area in which we do not meet the requirement may terminate.  In addition, certain broadcasters will have up to 39 months (ending July 13, 2020) to relinquish their 600 MHz spectrum, which may impact the timing for our ability to commence operations using certain 600 MHz Licenses.  The FCC has issued the 600 MHz Licenses prior to the clearance of the spectrum, and the build-out deadlines are based on the date that the 600 MHz Licenses were issued to us, not the date that the spectrum is cleared.  These wireless spectrum licenses expire in June 2029 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

MVDDS Licenses.  We have MVDDS licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  In January 2015, the FCC granted our application to extend the build-out requirements related to our MVDDS licenses.  We now have until 2019 to provide “substantial service” on our MVDDS licenses.  Our MVDDS licenses may be terminated, however, if we do not provide substantial service in accordance with the new build-out requirements.  These wireless spectrum licenses expire in August 2024 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

LMDS Licenses.  As a result of the completion of the Share Exchange on February 28, 2017, we acquired from EchoStar certain Local Multipoint Distribution Service (“LMDS”) licenses in four markets:  Cheyenne, Kansas City, Phoenix, and San Diego.  The “substantial service” milestone has been met with respect to each of the licenses.  In addition, through the FCC’s Spectrum Frontiers proceeding, a portion of each of our LMDS licenses will be reassigned to the Upper Microwave Flexible Use Service band (27.5-28.35 GHz), which will allow for a more flexible use of the licenses, including, among other things, 5G mobile operations.  These wireless spectrum licenses expire in September 2018 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We have made substantial investments to acquire certain wireless spectrum licenses and related assets.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  The first phase of our network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.    We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.

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

On August 18, 2015, the FCC released a Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless) (each a “Bidding Credit Amount” and collectively the “Bidding Credit Amounts”).  Each of Northstar Wireless and SNR Wireless has filed a notice of appeal and petition for review of the Order with the D. C. Circuit challenging, among other things, the FCC’s determination that they are ineligible to receive the Bidding Credit Amounts.  Oral arguments were presented to the D. C. Circuit on September 26, 2016.    On August 29, 2017, the D.C. Circuit issued its opinion, holding that: (i) the FCC reasonably applied its precedent to determine that DISH Network exercised a disqualifying degree of de facto control over Northstar Wireless and SNR Wireless (rendering them ineligible to claim the Bidding Credit Amounts), but (ii) the FCC did not give Northstar Wireless and SNR Wireless adequate notice that, if their relationships with DISH Network cost them the Bidding Credit Amounts, the FCC would also deny them an opportunity to cure.  The case was remanded to the FCC to give Northstar Wireless and SNR Wireless an opportunity to seek to negotiate a cure for the de facto control the FCC found that DISH Network exercises over them.    On January 24, 2018, the FCC released an Order on Remand, DA 18-70 (the “Order on Remand”), in which the FCC ordered, among other things, that Northstar Wireless and SNR Wireless each have 90 days to negotiate with DISH Network a cure for the de facto control the FCC found that DISH Network exercises over them.  The Order on Remand also provides, among other things, a potential 45-day extension for such negotiations, a 45-day period for certain third-parties to file comments about any changes to the agreements proposed by Northstar Wireless and SNR Wireless, and up to 90 days for Northstar Wireless and SNR Wireless to respond to any such third-party comments.  On January 26, 2018, SNR Wireless and Northstar Wireless filed a petition for a writ of certiorari, asking the United States Supreme Court to hear an appeal from the August 29, 2017 opinion from the D.C. Circuit.  We cannot predict with any degree of certainty the timing or outcome of these proceedings.

On October 1, 2015, DISH Network, American II, American III, Northstar Wireless, SNR Wireless, and certain other entities holding certain interests in Northstar Wireless and SNR Wireless, in light of, and subject to, the litigation arising from the Order, entered into a series of arrangements with respect to the AWS-3 Licenses that included, among other things, a notification from Northstar Wireless and SNR Wireless to the FCC that they would not be paying the gross winning bid amounts on certain AWS-3 Licenses.  As a result, the FCC retained those AWS-3 Licenses and Northstar Wireless and SNR Wireless paid the FCC an additional interim payment of approximately $516 million, as further described below.

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

On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  By October 2021, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Interim Build-Out Requirement”).  By October 2027, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Final Build-Out Requirement”).  If the AWS-3 Interim Build-Out Requirement is not met, the AWS-3 License term and the AWS-3 Final Build-Out Requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement.  If the AWS-3 Final Build-Out Requirement is not met, the authorization for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement may terminate.  These wireless spectrum licenses expire in October 2027 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

In addition, on September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  See “Contingencies – Litigation – Vermont National Telephone Company” in Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential payments related to the Northstar Re-Auction Payment and the SNR Re-Auction Payment for the AWS-3 Licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any such loans or partnerships could vary significantly.  We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to make further investments in the Northstar Entities and the SNR Entities.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.  See “We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition” below for further information.

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

We capitalize our interest expense associated with the acquisition or construction of certain assets, including, among other things, our wireless spectrum licenses.  As the carrying amount of these licenses now exceeds the carrying value of our long-term debt, materially all of our interest expense is being capitalized as of June 14, 2017.  This capitalized interest increases the carrying amount of these licenses for purposes of impairment testing, under which we consider whether it is more likely than not that the fair value of these licenses exceeds the carrying amount of these licenses.  An increase in the carrying amount of these licenses combined with other changes in circumstances and/or market conditions could result in an increased risk of an impairment of these licenses in the future and an impairment of these assets may have a material adverse effect on our business, results of operations and financial condition.

We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition.

In addition to the risks described in “Item 1A. Risk Factors – Acquisition and Capital Structure Risks – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in this Annual Report on Form 10-K, we face certain other risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, including, among others, the risks described below.  Any of the following risks, among others, may have a material adverse effect on our business, results of operations and financial condition.

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

On August 18, 2015, the FCC released the Order in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the Bidding Credit Amounts (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless).  Each of Northstar Wireless and SNR Wireless has filed a notice of appeal and petition for review of the Order with the D.C. Circuit, challenging, among other things, the FCC’s determination that they are ineligible to receive the Bidding Credit Amounts.  Oral arguments were presented to the Court on September 26, 2016.  On August 29, 2017, the D.C. Circuit issued its opinion, holding that: (i) the FCC reasonably applied its precedent to determine that DISH Network exercised a disqualifying degree of de facto control over Northstar Wireless and SNR Wireless (rendering them ineligible to claim the Bidding Credit Amounts), but (ii) the FCC did not give Northstar Wireless and SNR Wireless adequate notice that, if their relationships with DISH Network cost them the Bidding Credit Amounts, the FCC would also deny them an opportunity to cure.  The case was remanded to the FCC to give Northstar Wireless and SNR Wireless an opportunity to seek to negotiate a cure for the de facto control the FCC found that DISH Network exercises over them.    On January 24, 2018, the FCC released an Order on Remand, DA 18-70 (the “Order on Remand”), in which the FCC ordered, among other things, that Northstar Wireless and SNR Wireless each have 90 days to negotiate with DISH Network a cure for the de facto control the FCC found that DISH Network exercises over them.  The Order on Remand also provides, among other things, a potential 45-day extension for such negotiations, a 45-day period for certain third-parties to file comments about any changes to the agreements proposed by Northstar Wireless and SNR Wireless, and up to 90 days for Northstar Wireless and SNR Wireless to respond to any such third-party comments.  On January 26, 2018, SNR Wireless and Northstar Wireless filed a petition for a writ of certiorari, asking the United States Supreme Court to hear an appeal from the August 29, 2017 opinion from the D.C. Circuit.    We cannot predict with any degree of certainty the timing or outcome of these proceedings. See “We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” above for further information.

In addition, on September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  See “Contingencies – Litigation – Vermont National Telephone Company” in Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential payments related to the Northstar Re-Auction Payment and the SNR Re-Auction Payment for the AWS-3 Licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any such loans or partnerships could vary significantly.  We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to make further investments in the Northstar Entities and the SNR Entities.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

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

•

The wireless services industry is competitive.  We have limited experience in the wireless services industry, which is a competitive industry, with increasing customer demands for data services that require increasing capital resources to maintain a robust network.  The wireless services industry has incumbent and established competitors such as Verizon, AT&T, T-Mobile USA Inc. (“T-Mobile”) and Sprint Corporation (“Sprint”), with substantial market share.  Some of these companies have greater financial, marketing and other resources than us, and have existing cost and operational advantages that we lack.  Market saturation is expected to continue to cause the wireless services industry’s customer growth rate to moderate in comparison to historical growth rates, leading to increased competition for customers.  As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services.  Furthermore, the cost of attracting a new customer is generally higher than the cost associated with retaining an existing customer.  In addition, we may face increasing competition from wireless telecommunications providers who offer mobile video offerings.  Wireless mobile video offerings have become more prevalent in the marketplace as wireless telecommunications providers have expanded the fourth generation of wireless communications.  In July 2015, AT&T completed its acquisition of DirecTV, our direct competitor and the largest satellite TV provider in the United States, which has an OTT service, DirecTV Now, that competes directly with our Sling TV services.  As a result of this acquisition, DirecTV, among other things, has increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services.  The combined company may be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other MVPDs, including us; thwart our entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings.  In addition, in October 2016, AT&T announced its pending acquisition of Time Warner.  In November 2017, the Department of Justice filed a lawsuit to block the merger; the trial is scheduled to begin in March 2018.  We cannot predict the timing or outcome of this lawsuit.  If the proposed transaction ultimately is completed, the addition of Time

Warner’s media holdings, which include content, such as HBO, TBS, TNT, CNN, and movies, would, among other things, provide the combined company increased scale and leverage in the converging video, mobile, and broadband industries.  For example, AT&T’s current zero rating practice may give an unfair advantage to AT&T’s own video content, which currently includes, among others, DirecTV services on mobile devices.

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

•

Wireless services and our wireless spectrum licenses are subject to government regulation.  Wireless services and our wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities.  These governmental authorities could adopt regulations or take other actions that would adversely affect our business prospects, making it more difficult and/or expensive to commercialize our wireless spectrum licenses or acquire additional licenses.  The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies.  In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The FCC grants wireless licenses for terms of generally ten years that are subject to renewal or revocation based on certain factors depending on the license including, among others, public interest considerations, level and quality of services and/or operations provided by the licensee, frequency and duration of any interruptions or outages of services and/or operations provided by the licensee, and the extent to which service is provided to, and/or operation is provided in, rural areas and tribal lands.  There can be no assurances that our wireless spectrum licenses will be renewed or that we will be able to obtain additional licenses.  Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.  In addition, the FCC uses its transactional “spectrum screen” to identify prospective wireless transactions that may require additional competitive scrutiny.  If a proposed transaction would exceed the spectrum screen threshold, the FCC undertakes a more detailed analysis of relevant market conditions in the impacted geographic areas to determine whether the transaction would reduce competition without offsetting public benefits.  If a proposed spectrum acquisition exceeds the spectrum screen trigger such additional review could extend the duration of the regulatory review process and there can be no assurance that such proposed spectrum acquisition would ultimately be completed in whole or in part.  For further information related to our wireless spectrum licenses, including build-out requirements, see other Risk Factors above.

Our wireless spectrum licenses are subject to certain interim and final build-out requirements and the failure to meet such build-out requirements may have a material adverse effect on our business, results of operations and financial condition.

Our wireless spectrum licenses are subject to certain interim and final build-out requirements and there is no guarantee that the FCC will find our build-out sufficient to meet the build-out requirements.  Failure to comply with FCC build-out requirements in a given license area could result in revocation of the license for that license area.  The revocation of our wireless spectrum licenses may have a material adverse effect on our future business, results of operations and financial condition.  For further information related to our wireless spectrum licenses, including build-out requirements, see other Risk Factors above.

We rely on highly skilled personnel for our wireless business and, if we are unable to hire and retain key personnel or hire qualified personnel then our wireless business may be adversely affected.

We believe that our wireless business is dependent on our ability to identify, hire, develop, motivate, and retain a new team of highly skilled personnel with knowledge of the wireless industry.  Our wireless business will be adversely affected if we fail to effectively identify, hire, develop, motivate, and retain highly skilled personnel with knowledge of the wireless industry.

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

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business, construct and launch new satellites, and to pursue acquisitions and other strategic transactions (including significant investments in wireless).  Weakness in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders.  Adverse changes in the credit markets, including rising interest rates, could increase our borrowing costs and/or make it more difficult for us to obtain financing for our operations or refinance existing indebtedness.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  Furthermore, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by their credit metrics.  A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing.  A severe disruption in the global financial markets could impact some of the financial institutions with which we do business, and such instability could also affect our access to financing.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

See “We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” above for further information.

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2017, our total long-term debt and capital lease obligations, including the debt of our subsidiaries, was $16.203 billion.  Our debt levels could have significant consequences, including:

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

In the event the conditional conversion features of the Convertible Notes are triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option.  If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the conversion rate, which could adversely affect our liquidity.  In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

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

As discussed below, Charles W. Ergen, our Chairman, controls approximately 78.5% of the total voting power of our company.  Such control by Mr. Ergen may make it impractical for any third party to effect a change in control of our company.  In addition, pursuant to our articles of incorporation we have a significant amount of authorized and unissued stock which would allow our Board of Directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

We are controlled by one principal stockholder who is also our Chairman.

Charles W. Ergen, our Chairman, owns approximately 44.6% of our total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 48.0% of our total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 78.5% of the total voting power.  Mr. Ergen’s beneficial ownership of shares of Class A Common Stock excludes 33,790,620 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 7.3% of our total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 12.9% of our total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 12.9% of the total voting power.  Through his voting power, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have:  (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

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

The first phase of the bench trial took place January 19, 2016 through February 11, 2016.  In closing briefs, the federal plaintiff indicated that it still was seeking $900 million in alleged civil penalties; the California state plaintiff indicated that it was seeking $100 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); the Ohio state plaintiff indicated that it was seeking approximately $10 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); and the Illinois and North Carolina state plaintiffs did not state the specific alleged civil penalties and damages that they were seeking; but the state plaintiffs took the general position that any damages award less than $1.0 billion (presumably for both federal and state law claims) would not raise constitutional concerns.  Under the Eighth Amendment of the United States Constitution, excessive fines may not be imposed.

On October 3, 2016, the plaintiffs further modified their request for injunctive relief and were seeking, among other things, to enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from some or all existing independent third-party retailers.  The second phase of the bench trial, which commenced on October 25, 2016 and concluded on November 2, 2016, covered the plaintiffs’ requested injunctive relief, as well as certain evidence related to the state plaintiffs’ claims.

On June 5, 2017, the Court issued Findings of Fact and Conclusions of Law and entered Judgment ordering DISH Network L.L.C. to pay an aggregate amount of $280 million to the federal and state plaintiffs.  The Court also issued a Permanent Injunction (the “Injunction”) against DISH Network L.L.C. that imposes certain ongoing compliance requirements on DISH Network L.L.C., which include, among other things:  (i) the retention of a telemarketing-compliance expert to prepare a plan to ensure that DISH Network L.L.C. and certain independent third-party retailers will continue to comply with telemarketing laws and the Injunction; (ii) certain telemarketing records retention and production requirements; and (iii) certain compliance reporting and monitoring requirements.  In addition to the compliance requirements under the Injunction, within ninety (90) days after the effective date of the Injunction, DISH Network L.L.C. is required to demonstrate that it and certain independent third-party retailers are in compliance with the Safe Harbor Provisions of the TSR and TCPA and have made no prerecorded telemarketing calls during the five (5) years prior to the effective date of the Injunction (collectively, the “Demonstration Requirements”).  If DISH Network L.L.C. fails to prove that it meets the Demonstration Requirements, it will be barred from conducting any outbound telemarketing for two (2) years.  If DISH Network L.L.C. fails to prove that a particular independent third-party retailer meets the Demonstration Requirements, DISH Network L.L.C. will be barred from accepting orders from that independent third-party retailer for two (2) years.  On July 3, 2017, DISH Network L.L.C. filed two motions with the Court:  (1) to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (2) to clarify, alter and amend the Injunction.  On August 10, 2017, the Court:  (a) denied the motion to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (b) allowed, in part, the motion to clarify, alter and amend the Injunction, and entered an Amended Permanent Injunction (the “Amended Injunction”).  Among other things, the Amended Injunction provided DISH Network L.L.C a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH TV goods and services.  On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit.  On February 2, 2018, the plaintiffs filed a notice claiming that DISH Network L.L.C. failed to prove that it met the Demonstration Requirements, as required by the Injunction, and asking the Court to impose a two-year ban on telemarketing by us, and a two-year ban on accepting orders from our primary retailers.  The Court has indicated that it will set a hearing on the matter in June 2018.

During the year ended December 31, 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during prior periods.  Our total accrual at December 31, 2017 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets.

Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  On January 25, 2018, the Court indicated that it will be entering judgment in favor of approximately 11,000 of the 18,000 potential class members whose identities, the Court found, are not subject to reasonable dispute.  During the year ended December 31, 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at December 31, 2017 was $61 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets.

The rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $341 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

Our business may be materially affected by the Tax Reform Act.  Negative or unexpected tax consequences could adversely affect our business, financial condition and results of operations

On December 22, 2017, the Tax Reform Act was enacted making significant changes to the Internal Revenue Code.  Such changes include, but are not limited to, a reduction in the corporate tax rate and certain limitations on corporate deductions (e.g., a limitation on the interest expense deduction available to companies).  These changes could have an adverse effect on our business, financial condition and results of operations.  However, we are still assessing the full impact of the Tax Reform Act and cannot predict the manner in which regulations or legislation in these areas may be interpreted and enforced or the impact that such interpretations and enforcement could have on our business, financial condition and results of operations.

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

We are, and may become, subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.  See “Item 1. Business –  Patents and Other Intellectual Property” of this Annual Report on Form 10-K for further information.

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

See “Item 1.  Business  – Government Regulations – FCC Regulations Governing our Pay-TV Operations – Open Internet” of this Annual Report on Form 10-K for further information.

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

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty.  In July 2012, similar program access conditions that had applied to Time Warner Cable, which was acquired by Charter in 2016, expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Charter’s programming, or to obtain it on nondiscriminatory terms.  In the case of certain types of programming affiliated with Comcast through its control of NBCUniversal, the prohibition on exclusivity expired in January 2018, and we can no longer rely on these protections.

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

Pursuant to STELA, we obtained a waiver of a court injunction that previously prevented us from retransmitting certain distant network signals under a statutory copyright license.  Because of that waiver, we may provide distant network signals to eligible subscribers.  To qualify for that waiver, we are required to provide local service in all 210 local markets in the United States on an ongoing basis.  This condition poses a significant strain on our capacity.  Moreover, we may lose that waiver if we are found to have failed to provide local service in any of the 210 local markets.  If we lose the waiver, the injunction could be reinstated.  Furthermore, depending on the severity of the failure, we may also be subject to other sanctions, which may include, among other things, damages.

We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

Our operations, particularly our DBS operations and our wireless spectrum licenses, are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these authorities could result in the limitations on, or suspension or revocation of, our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the change in the Administration and any government policy changes it may institute, which may be substantial, could increase regulatory uncertainty.  The adoption or modification of laws or regulations relating to video programming, satellite services, wireless telecommunications, broadband, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business, including our Sling TV services.  In addition, the manner in which regulations or legislation in these areas may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.  See regulatory disclosures under the caption “Item 1.  Business –  Government Regulations” of this Annual Report on Form 10-K for additional information.

Our business depends on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

If the FCC were to cancel, revoke, suspend, restrict, significantly condition, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses that we may file from time to time, it could have a material adverse effect on our business, financial condition and results of operations.  Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services available to our DISH TV subscribers.  The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum.  In addition, Congress often considers and enacts legislation that affects us and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing.  We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

We are subject to digital HD “carry-one, carry-all” requirements that cause capacity constraints.

To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one, carry-all”), including the carriage of full-power broadcasters’ HD signals in markets in which we elect to provide local channels in HD.  The carriage of additional HD signals on our DISH TV services could cause us to experience significant capacity constraints and prevent us from carrying additional popular national channels and/or carrying those national channels in HD.

Our business, investor confidence in our financial results and stock price may be adversely affected if our internal controls are not effective.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.  If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

The following table sets forth certain information concerning our principal properties related to our business segments.

Leased From
Description/Use/Location	Segment(s) Using Property	Owned	EchoStar (1)	Other Third Party
Corporate headquarters, Englewood, Colorado	Pay-TV / Wireless		X
Customer call center and general offices, Roseland, New Jersey	Pay-TV			X
Customer call center, Bluefield, West Virginia	Pay-TV	X
Customer call center, Christiansburg, Virginia	Pay-TV	X
Customer call center, College Point, New York	Pay-TV			X
Customer call center, Harlingen, Texas	Pay-TV	X
Customer call center, Hilliard, Ohio	Pay-TV			X
Customer call center, Littleton, Colorado	Pay-TV		X
Customer call center, Phoenix, Arizona	Pay-TV			X
Customer call center, Thornton, Colorado	Pay-TV	X
Customer call center, Tulsa, Oklahoma	Pay-TV			X
Customer call center, warehouse, service, and remanufacturing center, El Paso, Texas	Pay-TV	X
Data Center, Cheyenne, Wyoming	Pay-TV		X
Digital broadcast operations center, Cheyenne, Wyoming (2)	Pay-TV	X
Digital broadcast operations center, Gilbert, Arizona (2)	Pay-TV	X
Engineering offices and service center, Englewood, Colorado (2)	Pay-TV / Wireless	X
Engineering office, American Fork, Utah (2)	Pay-TV			X
Engineering office, Bangalore, India (2)	Pay-TV			X
Engineering office, Foster City, California (2)	Pay-TV			X
Engineering office, Kharkov, Ukraine (2)	Pay-TV			X
Engineering office, Superior, Colorado (2)	Pay-TV			X
IT development center, Denver, Colorado	Pay-TV			X
Micro digital broadcast operations center, Mustang Ridge, Texas (2)	Pay-TV	X
Regional digital broadcast operations center, Monee, Illinois (2)	Pay-TV	X
Regional digital broadcast operations center, New Braunfels, Texas (2)	Pay-TV	X
Regional digital broadcast operations center, Quicksburg, Virginia (2)	Pay-TV	X
Regional digital broadcast operations center, Spokane, Washington (2)	Pay-TV	X
Service and remanufacturing center, Spartanburg, South Carolina	Pay-TV			X
Warehouse and distribution center, Denver, Colorado	Pay-TV			X
Warehouse and distribution center, Sacramento, California	Pay-TV	X
Warehouse and distribution center, Atlanta, Georgia	Pay-TV			X
Warehouse, Denver, Colorado	Pay-TV	X

(1)	See Note 18 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.
(2)	These properties were transferred to us in connection with the completion of the Share Exchange.

In addition to the principal properties listed above, we operate numerous facilities for, among other things, our in-home service operations strategically located in regions throughout the United States.  Furthermore, we own or lease capacity on 12 satellites, which are a major component of our DISH TV services.  See further information under “Item 1. Business –  Satellites” in this Annual Report on Form 10-K.

Item 3.   LEGAL PROCEEDINGS

See Note 14 “Commitments and Contingencies –  Litigation” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information.  Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “DISH.”  The high and low closing sale prices of our Class A common stock during 2017 and 2016 on the Nasdaq Global Select Market (as reported by Nasdaq) are set forth below.

2017	High	Low
First Quarter	$64.00	$58.02
Second Quarter	66.19	58.04
Third Quarter	66.00	52.15
Fourth Quarter	54.32	46.49

2016	High	Low
First Quarter	$57.35	$39.71
Second Quarter	56.06	43.40
Third Quarter	55.04	48.84
Fourth Quarter	59.93	53.97

As of February 7, 2018, there were approximately 6,697 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name.  As of February 7, 2018, 204,644,588 of the 238,435,208 outstanding shares of our Class B common stock were beneficially held by Charles W. Ergen, our Chairman, and the remaining 33,790,620 were held in trusts established by Mr. Ergen for the benefit of his family.  There is currently no trading market for our Class B common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2017 through December 31, 2017.

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)
	(In thousands, except share data)
October 1, 2017 - October 31, 2017	—	$—	—	$1,000,000
November 1, 2017 - November 30, 2017	—	$—	—	$1,000,000
December 1, 2017 - December 31, 2017	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

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

Item 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data as of and for each of the five years ended December 31, 2017 have been derived from our consolidated financial statements.  On February 28, 2017, we and EchoStar and certain of our respective subsidiaries completed the Share Exchange.  As the Share Exchange was a transaction between entities that are under common control accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock is recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.  The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.  The selected consolidated financial data includes the results of the Transferred Businesses as described above for all periods presented, including periods prior to the completion of the Share Exchange.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Certain prior year amounts have been reclassified to conform to the current year presentation.  See further information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Explanation of Key Metrics and Other Items” in this Annual Report on Form 10-K.

This data should be read in conjunction with our consolidated financial statements and related notes thereto for the three years ended December 31, 2017, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
Balance Sheet Data	2017	2016	2015	2014	2013
	(In thousands)
Cash, cash equivalents and current marketable investment securities	$1,980,673	$5,360,119	$1,611,894	$9,236,888	$9,739,581
Total assets	29,773,766	27,914,292	22,665,292	21,756,516	20,201,397
Long-term debt and capital lease obligations (including current portion)	16,202,965	16,483,639	13,763,018	14,430,009	13,600,662
Total stockholders’ equity (deficit)	6,937,906	4,611,323	2,694,161	1,925,243	1,067,432

	For the Years Ended December 31,
Statements of Operations Data	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Total revenue	$14,391,375	$15,212,302	$15,225,493	$14,819,289	$14,031,200
Total costs and expenses	12,823,610	12,893,041	13,797,121	12,915,803	12,644,043
Operating income (loss)	$1,567,765	$2,319,261	$1,428,372	$1,903,486	$1,387,157

Income (loss) from continuing operations	$2,165,407	$1,550,785	$842,026	$995,511	$874,467
Net income (loss) attributable to DISH Network	$2,098,689	$1,497,939	$802,374	$996,648	$828,332

Basic net income (loss) per share from continuing operations attributable to DISH Network	$4.50	$3.22	$1.73	$2.17	$1.92
Basic net income (loss) per share from discontinued operations	—	—	—	—	(0.10)
Basic net income (loss) per share attributable to DISH Network	$4.50	$3.22	$1.73	$2.17	$1.82

Diluted net income (loss) per share from continuing operations attributable to DISH Network	$4.07	$3.15	$1.73	$2.15	$1.90
Diluted net income (loss) per share from discontinued operations	—	—	—	—	(0.10)
Diluted net income (loss) per share attributable to DISH Network	$4.07	$3.15	$1.73	$2.15	$1.80

	For the Years Ended December 31,
Statement of Cash Flows Data	2017	2016	2015	2014	2013
Net cash flows from:	(In thousands)
Operating activities from continuing operations	$2,779,507	$2,854,247	$2,459,123	$2,420,575	$2,301,285
Investing activities from continuing operations	$(6,521,265)	$(1,737,657)	$(8,062,084)	$(935,012)	$(2,980,413)
Financing activities from continuing operations	$(103,237)	$3,153,930	$(448,200)	$919,382	$1,804,922

	For the Years Ended December 31,
Other Data (Unaudited)	2017	2016		2015	2014	2013
Pay-TV subscribers, as of period end (in millions)	13.242	13.671	*	13.897	13.978	14.057
DISH TV subscribers, as of period end (in millions)**	11.030	12.170		13.274	13.881	14.003
Sling TV subscribers, as of period end (in millions)**	2.212	1.501		0.623	0.097	0.054
Pay-TV subscriber additions (losses), net (in millions)	(0.284)	(0.392)		(0.081)	(0.079)	0.001
DISH TV subscriber additions (losses), net (in millions)**	(0.995)	(1.270)		(0.607)	(0.122)	(0.041)
Sling TV subscriber additions (losses), net (in millions)**	0.711	0.878		0.526	0.043	0.042
Pay-TV ARPU	$86.43	$88.66		$86.79	$83.77	$80.37
DISH TV subscriber additions, gross (in millions)**	1.477	1.736		2.247	2.558	2.624
DISH TV churn rate**	1.78%	1.97%		1.75%	1.60%	1.58%
DISH TV SAC**	$751	$832		$822	$824	$839

*  Our ending Pay-TV subscriber count increased by approximately 166,000 subscribers during the third quarter 2016 as a result of the change in our calculation for our commercial accounts.

**  While we continue to focus on the financial performance of our Pay-TV segment as a whole, beginning in the fourth quarter 2017, we are electing to separately disclose Sling TV and DISH TV subscribers.  We report Sling TV subscribers acquired net of disconnects.  In addition, we are now reporting gross new subscriber additions, SAC, and the churn rate for our DISH TV subscribers on a stand-alone basis.  All prior period subscriber information and key metrics have been conformed to the current period presentation.

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

Overview

Our business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value.  We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers.  In connection with the growth in OTT industry, we promote our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.

As the pay-TV industry is mature, our DISH TV strategy has included an increased emphasis on acquiring and retaining higher quality subscribers, even if it means that we will acquire and retain fewer overall subscribers.  We evaluate the quality of subscribers based upon a number of factors, including, among others, profitability.  Our DISH TV subscriber base has been declining due to, among other things, this strategy.  There can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.

Our current revenue and profit is primarily derived from providing Pay-TV services to our subscribers.  We also generate revenue from broadband services, equipment rental fees and other hardware related fees, including fees for DVRs, fees for broadband equipment, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners; advertising services; fees earned from our in-home service operations and sales of digital receivers and related components to third-party pay-TV providers.  Our subscriber-related revenue has been declining due to, among other things, the continuing decline in our DISH TV subscriber base.  We expect this trend to continue.  Our most significant expenses are subscriber-related expenses, which are primarily related to programming, subscriber acquisition costs and depreciation and amortization.

Financial Highlights

2017 Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $14.391 billion
•	Net income attributable to DISH Network of $2.099 billion and basic and diluted earnings per share of common stock of $4.50 and $4.07, respectively
•	Loss of approximately 284,000 net Pay-TV subscribers
•	Loss of approximately 995,000 net DISH TV subscribers
•	Addition of approximately 711,000 net Sling TV subscribers
•	Pay-TV ARPU of $86.43
•	Gross new DISH TV subscriber activations of approximately 1.477 million
•	DISH TV churn rate of 1.78%
•	DISH TV SAC of $751

Consolidated Financial Condition as of December 31, 2017

•	Cash, cash equivalents and current marketable investment securities of $1.981 billion
•	Total assets of $29.774 billion

•	Total long-term debt and capital lease obligations of $16.203 billion

Business Segments

We currently operate two primary business segments:  (1) Pay-TV and (2) Wireless.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer Pay-TV services under the DISH brand, and the Sling brand.  We had 13.242 million Pay-TV subscribers in the United States as of December 31, 2017, including 11.030 million DISH TV subscribers and 2.212 million Sling TV subscribers.

Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH TV services from our competitors, we introduced the Hopper whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new DISH TV subscriber activations.

We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and smart phones.  We offer Sling International, Sling Latino and Sling domestic video programming services.  Our domestic Sling TV services have a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously.

In addition, we have historically offered broadband services under the dishNET™ brand, which includes satellite broadband services that utilize advanced technology and high-powered satellites launched by Hughes and ViaSat and wireline broadband services.  However, as we move our broadband business focus from wholesale to authorized representative arrangements, we are generally no longer marketing dishNET broadband services, and our broadband subscribers will decline through customer attrition.  Generally, under these authorized representative arrangements, we will receive certain payments for each broadband service activation generated and installation performed, and we will not incur subscriber acquisition costs for these activations.  For example, during the first quarter 2017, we transitioned our wholesale arrangement with Hughes to an authorized representative arrangement and entered into a MSA with HNS, a wholly-owned subsidiary of Hughes.  See “Hughes Broadband Master Services Agreement” in Note 18 to our Consolidated Financial Statements in this Annual Report on Form 10-K on our Related Party Transactions with EchoStar for further information.

As a result of the completion of the Share Exchange with EchoStar, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.

Share Exchange Agreement

On February 28, 2017, we and EchoStar and certain of our respective subsidiaries completed the Share Exchange pursuant to which EchoStar transferred to us the Transferred Businesses and in exchange, we transferred to EchoStar the Tracking Stock, that tracked the residential retail satellite broadband business of HNS.  In connection with the Share Exchange, we and EchoStar and certain of its subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 18 to our Consolidated Financial Statements in this Annual Report on Form 10-K on our Related Party Transactions with EchoStar for further information.

As the Share Exchange was a transaction between entities that are under common control accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock is recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.  The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.  Our consolidated financial statements include the results of the Transferred Businesses as described above for all periods presented, including periods prior to the completion of the Share Exchange.  See Note 2 to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Wireless

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.    These wireless spectrum licenses are subject to certain interim and final build-out requirements.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  The first phase of our network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.    We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.

See Note 14 “Commitments and Contingencies – Wireless – DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through our wholly-owned subsidiaries American II and American III, we have made over $10 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  On October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the Northstar Re-Auction Payment and the SNR Re-Auction Payment for the AWS-3 Licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any such loans or partnerships could vary significantly.  See Note 14 “Commitments and Contingencies –  Wireless –  DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.  See Note 14 “Commitments and Contingencies – Wireless” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Trends in our Pay-TV Segment

Competition

Competition has intensified in recent years as the pay-TV industry has matured.  With respect to our DISH TV services, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  We incur significant costs to retain our existing DISH TV subscribers, mostly as a result of upgrading their equipment to HD and DVR receivers and by providing retention credits.  Our DISH TV subscriber retention costs may vary significantly from period to period.

Many of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers, including bundled offers combining broadband, video and/or wireless services and other promotional offers.  Certain competitors have been able to subsidize the price of video services with the price of broadband and/or wireless services.  In addition, our gross new DISH TV subscriber activations and net DISH TV subscriber additions continue to be negatively impacted by stricter customer acquisition and retention policies for our DISH TV subscribers, including an increased emphasis on acquiring and retaining higher quality subscribers.

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet.  Our Sling TV services face increased competition from content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunication companies, that are increasing their Internet-based video offerings.  Competition from video content distributed over the Internet includes services with live linear television programming, single programmer offerings and offerings of large libraries of on-demand content, including in many cases original content.  Furthermore, our DISH TV services face increased competition as programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  Significant changes in consumer behavior with regard to the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.  Online content providers may cause our subscribers to disconnect our DISH TV services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.

We implement new marketing promotions from time to time that are intended to increase our Pay-TV subscriber activations.  For our DISH TV services, we have launched various marketing promotions offering certain DISH TV programming packages without a price increase for a commitment period.  We also launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of nine themed add-on channel packs, which include, among others, local broadcast networks and kids and general entertainment programming.  Subscribers can also add or remove additional channel packs to best suit their entertainment needs.  During 2017, we launched “Tuned In To You” and the accompanying “Spokeslistener” campaign.  While we plan to implement these and other new marketing efforts for our DISH TV services, there can be no assurance that we will ultimately be successful in increasing our gross new DISH TV subscriber activations.  Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.  For our Sling TV services, we offer a personalized TV experience with a customized channel line-up and two of the lowest priced live-linear online streaming services in the industry, our Sling Orange service and our Sling Blue service.  During 2017, we launched our “A la carte TV” campaign.  While we plan to implement these and other new marketing efforts for our Sling TV services, there can be no assurance that we will ultimately be successful in increasing our net Sling TV subscriber activations.

Our DISH TV subscriber base has been declining due to, among other things, the factors described above.  There can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.  As our DISH TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

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

Increases in programming costs have caused us to increase the rates that we charge to our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Additionally, even if our subscribers do not disconnect our services, they may purchase through new and existing online content providers a certain portion of the services that they would have historically purchased from us, such as pay-per-view movies, resulting in less revenue to us.

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire.  In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

Operations and Customer Service

While competitive factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to us.  In the past, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by our operational inefficiencies.  For our DISH TV services, in order to combat signal theft and improve the security of our broadcast system, we use microchips embedded in credit card sized access cards, called “smart cards,” or security chips in our DBS receiver systems to control access to authorized programming content (“Security Access Devices”).  We expect that future replacements of these devices may be necessary to keep our system secure.  To combat other forms of fraud, among other things, we monitor our independent third-party distributors’ and independent third-party retailers’ adherence to our business rules.  Furthermore, for our Sling TV services, we encrypt programming content and use digital rights management software to, among other things, prevent unauthorized access to our programming content.

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

Changes in our Technology

We have been deploying DBS receivers for our DISH TV services that utilize 8PSK modulation technology with MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow improved broadcast efficiency, and therefore allow increased programming capacity.  Many of our customers today, however, do not have DBS receivers that use MPEG-4 compression technology.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our retention costs.  All new DBS receivers have MPEG-4 compression with 8PSK modulation technology.

In addition, from time to time, we change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

While we continue to focus on the financial performance of our Pay-TV segment as a whole, beginning in the fourth quarter 2017, we are electing to separately disclose Sling TV and DISH TV subscribers.  We report Sling TV subscribers acquired net of disconnects.  In addition, we are now reporting gross new subscriber additions, SAC, and the churn rate for our DISH TV subscribers on a stand-alone basis.  All prior period subscriber information and key metrics have been conformed to the current period presentation. The following table details our recast metrics by quarter for the year ended December 31, 2017.

	For the Three Months Ended				For the Year Ended
Quarterly Recast Metrics - 2017	March 31	June 30	September 30	December 31	December 31
Sling TV subscriber additions (losses), net (in millions)	0.195	0.120	0.236	0.160	0.711

DISH TV subscriber additions (losses), net (in millions)*	(0.338)	(0.316)	(0.220)	(0.121)	(0.995)
DISH TV subscriber additions, gross (in millions)	0.352	0.324	0.402	0.399	1.477
DISH TV churn rate	1.92%	1.83%	1.82%	1.56%	1.78%
DISH TV SAC	$764	$806	$750	$693	$751

*    During the third quarter 2017, as a result of Hurricane Maria, we removed approximately 145,000 subscribers representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count.  The effect of the removal of these 145,000 subscribers as of September 30, 2017 was excluded from the calculation of our net DISH TV subscriber additions/losses and DISH TV churn rate for the year ended December 31, 2017.  See “Results of Operations – Pay-TV subscribers” for further information.

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

DISH TV SAC.  Subscriber acquisition cost measures are commonly used by those evaluating traditional companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new DISH TV subscriber activation,” or DISH TV SAC, and we believe presentations of pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our DISH TV SAC is calculated as “Subscriber acquisition costs,” excluding “Subscriber acquisition costs” associated with our broadband services and Sling TV services, plus the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations.  We include all the costs of acquiring DISH TV subscribers (e.g., subsidized and capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new DISH TV subscribers in our calculation, including DISH TV subscribers added with little or no subscriber acquisition costs.

General and administrative expenses.  “General and administrative expenses” consists primarily of employee-related costs associated with administrative services such as legal, information systems, and accounting and finance.  It also includes outside professional fees (e.g., legal, information systems and accounting services) and other items associated with facilities and administration.

Litigation expense.    “Litigation expense” primarily consists of certain significant legal settlements, judgments and/or accruals.

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

DISH TV subscribers.  We include customers obtained through direct sales, independent third-party retailers and other independent third-party distribution relationships in our DISH TV subscriber count.  We also provide DISH TV services to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our Flex Pack programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH TV subscriber count.

Sling TV subscribers.  We include customers obtained through direct sales and third-party marketing agreements in our Sling TV subscriber count.  Sling TV subscribers are recorded net of disconnects.  Sling TV customers receiving service for no charge, under certain new subscriber promotions, are excluded from our Sling TV subscriber count.  For customers who subscribe to multiple Sling TV packages, including, among others, Sling TV Blue, Sling TV Orange and Sling Latino, each customer is only counted as one Sling TV subscriber.

Pay-TV subscribers.  Our Pay-TV subscriber count includes all DISH TV and Sling TV subscribers discussed above.  For customers who subscribe to both our DISH TV services and our Sling TV services, each subscription is counted as a separate Pay-TV subscriber.

Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”).  We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses.  We calculate Pay-TV average monthly revenue per Pay-TV subscriber, or Pay-TV ARPU, by dividing average monthly “Subscriber-related revenue,” excluding revenue from broadband services, for the period by our average number of Pay-TV subscribers for the period.  The average number of Pay-TV subscribers is calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period.  The average number of Pay-TV subscribers for each month are calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, as Sling TV subscribers increase, it has had a negative impact on Pay-TV ARPU.

DISH TV average monthly subscriber churn rate (“DISH TV churn rate”).  We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses.  We calculate DISH TV churn rate for any period by dividing the number of DISH TV subscribers who terminated service during the period by the average number of DISH TV subscribers for the same period, and further dividing by the number of months in the period.  The average number of DISH TV subscribers is calculated for the period by adding the average number of DISH TV subscribers for each month and dividing by the number of months in the period.  The average number of DISH TV subscribers for each month is calculated by adding the beginning and ending DISH TV subscribers for the month and dividing by two.

Free cash flow.  We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment” and “Capitalized interest related to FCC authorizations,” as shown on our Consolidated Statements of Cash Flows.

RESULTS OF OPERATIONS

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2017	2016	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$14,260,412	$15,033,939	$(773,527)	(5.1)
Equipment sales and other revenue	130,963	178,363	(47,400)	(26.6)
Total revenue	14,391,375	15,212,302	(820,927)	(5.4)

Costs and Expenses:
Subscriber-related expenses	8,919,985	8,913,624	6,361	0.1
% of Subscriber-related revenue	62.6%	59.3%
Satellite and transmission expenses	658,017	710,719	(52,702)	(7.4)
% of Subscriber-related revenue	4.6%	4.7%
Cost of sales - equipment and other	95,116	133,902	(38,786)	(29.0)
Subscriber acquisition costs	1,204,261	1,456,492	(252,231)	(17.3)
General and administrative expenses	687,054	735,954	(48,900)	(6.6)
% of Total revenue	4.8%	4.8%
Litigation expense	295,695	21,148	274,547	*
Depreciation and amortization	817,564	921,202	(103,638)	(11.3)
Impairment of long-lived assets (Note 8)	145,918	—	145,918	*
Total costs and expenses	12,823,610	12,893,041	(69,431)	(0.5)

Operating income (loss)	1,567,765	2,319,261	(751,496)	(32.4)

Other Income (Expense):
Interest income	41,006	31,168	9,838	31.6
Interest expense, net of amounts capitalized	(63,172)	(53,141)	(10,031)	(18.9)
Other, net	104,488	119,315	(14,827)	(12.4)
Total other income (expense)	82,322	97,342	(15,020)	(15.4)

Income (loss) before income taxes	1,650,087	2,416,603	(766,516)	(31.7)
Income tax (provision) benefit, net	515,320	(865,818)	1,381,138	*
Effective tax rate	(31.2)%	35.8%
Net income (loss)	2,165,407	1,550,785	614,622	39.6
Less: Net income (loss) attributable to noncontrolling interests, net of tax	66,718	52,846	13,872	26.2
Net income (loss) attributable to DISH Network	$2,098,689	$1,497,939	$600,750	40.1

Other Data:
Pay-TV subscribers, as of period end (in millions) **	13.242	13.671	(0.429)	(3.1)
DISH TV subscribers, as of period end (in millions) **	11.030	12.170	(1.140)	(9.4)
Sling TV subscribers, as of period end (in millions)	2.212	1.501	0.711	47.4
Pay-TV subscriber additions (losses), net (in millions) **	(0.284)	(0.392)	0.108	27.6
DISH TV subscriber additions (losses), net (in millions) **	(0.995)	(1.270)	0.275	21.7
Sling TV subscriber additions (losses), net (in millions)	0.711	0.878	(0.167)	(19.0)
Pay-TV ARPU	$86.43	$88.66	$(2.23)	(2.5)
DISH TV subscriber additions, gross (in millions)	1.477	1.736	(0.259)	(14.9)
DISH TV churn rate	1.78%	1.97%	(0.19)%	(9.6)
DISH TV SAC	$751	$832	$(81)	(9.7)
EBITDA	$2,423,099	$3,306,932	$(883,833)	(26.7)

*     Percentage is not meaningful.

**   During the third quarter 2017, as a result of Hurricane Maria, we removed approximately 145,000 subscribers representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count.  The effect of the removal of these 145,000 subscribers as of September 30, 2017 was excluded from the calculation of our net DISH TV subscriber additions/losses and DISH TV churn rate for the year ended December 31, 2017.  See “Results of Operations – Pay-TV subscribers” for further information.

Pay-TV subscribers.  We lost approximately 284,000 net Pay-TV subscribers during the year ended December 31, 2017 compared to the loss of approximately 392,000 net Pay-TV subscribers during the same period in 2016.  The decrease in net Pay-TV subscriber losses during the year ended December 31, 2017 resulted from fewer net DISH TV subscriber losses, partially offset by fewer net Sling TV subscriber additions.  We lost approximately 995,000 net DISH TV subscribers during the year ended December 31, 2017 compared to the loss of approximately 1.270 million net DISH TV subscribers during the same period in 2016.  This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.  We added approximately 711,000 net Sling TV subscribers during the year ended December 31, 2017 compared to the addition of approximately 878,000 net Sling TV subscribers during the same period in 2016.  This decrease in net Sling TV subscriber additions is primarily related to a higher number of customer disconnects on a larger Sling TV subscriber base and from increased competition, including competition from other OTT service providers.

Our DISH TV churn rate for the year ended December 31, 2017 was 1.78% compared to 1.97% for the same period in 2016.  This decrease primarily resulted from our increased emphasis on acquiring and retaining higher quality subscribers.  See below for discussion regarding the impacts of Hurricane Maria on Puerto Rico and the U.S. Virgin Islands during September 2017.  While our DISH TV churn rate improved during the year ended December 31, 2017, it continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the year ended December 31, 2017, we activated approximately 1.477 million gross new DISH TV subscribers compared to approximately 1.736 million gross new DISH TV subscribers during the same period in 2016, a decrease of 14.9%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH TV subscribers, including an increased emphasis on acquiring higher quality subscribers.

During September 2017, Hurricane Maria caused extraordinary damage in Puerto Rico and the U.S. Virgin Islands, resulting in a widespread loss of power and infrastructure.  Given the devastation and loss of power, substantially all customers in those areas were unable to receive our service as of September 30, 2017.  In an effort to ensure customers would not be charged for services they were unable to receive, we proactively paused service for those customers.  Accordingly, we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count as of September 30, 2017.  The effect of the removal of these 145,000 subscribers as of September 30, 2017 was excluded from the calculation of our net DISH TV subscriber additions/losses and DISH TV churn rate for the year ended December 31, 2017.  During the fourth quarter 2017, 75,000 of these customers reactivated.  We incurred certain costs in connection with the re-activation of these returning subscribers, and accordingly, these returning customers were recorded as gross new DISH TV subscriber activations for the year ended December 31, 2017 with the corresponding costs recorded in “Subscriber acquisition costs” in our Consolidated Statements of Operations and Comprehensive Income (Loss) and/or in “Purchases of property and equipment” in our Consolidated Statements of Cash Flows.  We cannot predict when the remaining subscribers in Puerto Rico and the U.S. Virgin Islands discussed above will be able to receive service, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return.  Although we continue to assess the potential impact of Hurricane Maria on our subscriber base, the impact of the hurricane did not have a material effect on our overall financial position or results of operations.

In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV subscriber churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV subscriber churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain independent third-party retailers and installers to provide high-quality service.  Most of these factors have affected both gross new DISH TV subscriber activations as well as DISH TV subscriber churn rate.  Our future gross new DISH TV subscriber activations and our DISH TV subscriber churn rate may be negatively impacted by these factors, which could in turn adversely affect our revenue.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $14.260 billion for the year ended December 31, 2017, a decrease of $774 million or 5.1% compared to the same period in 2016.  The decrease in “Subscriber-related revenue” from the same period in 2016 was primarily related to the decrease in Pay-TV ARPU discussed below and a lower average Pay-TV subscriber base.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $86.43 during the year ended December 31, 2017 versus $88.66 during the same period in 2016.  The $2.23 or 2.5% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a shift in DISH TV programming package mix to lower priced programming packages.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH TV programming package price increases in February 2017 and 2016 and an increase in Sling TV subscribers with higher priced Sling TV programming packages.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $8.920 billion during the year ended December 31, 2017, an increase of $6 million or 0.1% compared to the same period in 2016.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs per subscriber, partially offset by a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” represented 62.6% and 59.3% of “Subscriber-related revenue” during the years ended December 31, 2017 and 2016, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs, discussed above.

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of Pay-TV subscribers to whom we provide the respective content.  Our “Subscriber-related expenses” have and will continue to face further upward pressure from price increases and the renewal of long-term programming contracts on less favorable pricing terms.  In addition, our programming expenses will increase to the extent we are successful in growing our Pay-TV subscriber base.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.204 billion for the year ended December 31, 2017, a decrease of $252 million or 17.3% compared to the same period in 2016.  This change was primarily attributable to fewer gross new DISH TV subscriber activations and a decrease in DISH TV SAC, discussed below.

DISH TV SAC.  DISH TV SAC was $751 during the year ended December 31, 2017 compared to $832 during the same period in 2016, a decrease of $81 or 9.7%.  This change was primarily attributable to a decrease in hardware costs per activation, a decrease in advertising costs per activation and the reactivation of subscribers in Puerto Rico and the U.S. Virgin Islands in fourth quarter 2017.  The expenses we incurred for the reactivation of subscribers in Puerto Rico and the U.S. Virgin Islands were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV activations during the year ended December 31, 2017.  The decrease in hardware costs per activation was primarily due to a reduction in manufacturing costs related to certain receiver systems and a higher percentage of remanufactured receivers being activated on new DISH TV subscriber accounts.

During the years ended December 31, 2017 and 2016, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $137 million and $243 million, respectively.  This decrease in capital expenditures under our lease program for new DISH TV subscribers resulted primarily from fewer gross new DISH TV subscriber activations and a decrease in hardware costs per activation, discussed above.

To remain competitive, we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the DISH TV SAC reduction associated with redeployment of that returned lease equipment.

Our “Subscriber acquisition costs” and “DISH TV SAC” may materially increase in the future to the extent that we, among other things, transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.  See further information under “Liquidity and Capital Resources – Subscriber Acquisition and Retention Costs.”

Litigation expense.    “Litigation expense” related to certain significant legal settlements, judgments and/or accruals totaled $296 million during the year ended December 31, 2017, an increase of $275 million compared to the same period in 2016.  See Note 14 in the Notes to the Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $818 million during the year ended December 31, 2017, a $104 million or 11.3% decrease compared to the same period in 2016.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers, partially offset by the increase in depreciation expense associated with our EchoStar XVIII satellite, which became operational during the third quarter 2016.

Impairment of long-lived assets.  “Impairment of long-lived assets” of $146 million during the year ended December 31, 2017 resulted from an impairment of the T1 satellite.  See Note 8 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $63 million during the year ended December 31, 2017, an increase of $10 million or 18.9% compared to the same period in 2016.  This increase was primarily related to interest expense associated with debt issuances during 2016 and 2017, partially offset by an increase of $172 million in capitalized interest principally associated with the commercialization of our wireless spectrum and a reduction in interest expense from debt redemptions during 2016 and 2017.  On June 14, 2017, the FCC issued an order granting our application to acquire the 600 MHz Licenses.  The addition of the carrying amount of these licenses, together with the carrying amount of current wireless spectrum licenses, exceeded the amount of long-term debt and capital lease obligations on our Consolidated Balance Sheets since June 14, 2017.  Therefore, beginning June 14, 2017, materially all of our interest expense is being capitalized.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $2.423 billion during the year ended December 31, 2017, a decrease of $884 million or 26.7% compared to the same period in 2016.  EBITDA for the year ended December 31, 2017 was negatively impacted by “Litigation expense” of $296 million and “Impairment of long-lived assets” of $146 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended December 31,
	2017	2016
	(In thousands)
EBITDA	$2,423,099	$3,306,932
Interest, net	(22,166)	(21,973)
Income tax (provision) benefit, net	515,320	(865,818)
Depreciation and amortization	(817,564)	(921,202)
Net income (loss) attributable to DISH Network	$2,098,689	$1,497,939

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

Income tax (provision) benefit, net.   Our income tax benefit was $515 million during the year ended December 31, 2017, compared to an income tax provision of $866 million for the same period in 2016.  On December 22, 2017, the Tax Reform Act was enacted, which, among other things, lowered the federal statutory corporate tax rate effective for us in future periods from 35% to 21%.  Consequently, we remeasured our deferred tax assets and liabilities as of December 31, 2017 which positively impacted our “Income tax (provision) benefit, net” by approximately $1.2 billion.  Our effective tax rate was negatively impacted by $255 million of “Litigation expense” related to the FTC Action during the year ended December 31, 2017, as any eventual payments of this expense may not be deductible for income tax purposes.  The tax deductibility of any eventual payments may change based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.  See Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2016	2015	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$15,033,939	$14,953,559	$80,380	0.5
Equipment sales and other revenue	178,363	271,934	(93,571)	(34.4)
Total revenue	15,212,302	15,225,493	(13,191)	(0.1)

Costs and Expenses:
Subscriber-related expenses	8,913,624	8,821,831	91,793	1.0
% of Subscriber-related revenue	59.3%	59.0%
Satellite and transmission expenses	710,719	741,286	(30,567)	(4.1)
% of Subscriber-related revenue	4.7%	5.0%
Cost of sales - equipment and other	133,902	185,355	(51,453)	(27.8)
Subscriber acquisition costs	1,456,492	1,664,100	(207,608)	(12.5)
General and administrative expenses	735,954	758,985	(23,031)	(3.0)
% of Total revenue	4.8%	5.0%
FCC auction expense (Note 14)	—	515,555	(515,555)	*
Litigation expense	21,148	20,900	248	1.2
Depreciation and amortization	921,202	963,357	(42,155)	(4.4)
Impairment of long-lived assets (Note 8)	—	125,752	(125,752)	*
Total costs and expenses	12,893,041	13,797,121	(904,080)	(6.6)

Operating income (loss)	2,319,261	1,428,372	890,889	62.4

Other Income (Expense):
Interest income	31,168	19,526	11,642	59.6
Interest expense, net of amounts capitalized	(53,141)	(494,081)	440,940	89.2
Other, net	119,315	281,379	(162,064)	(57.6)
Total other income (expense)	97,342	(193,176)	290,518	*

Income (loss) before income taxes	2,416,603	1,235,196	1,181,407	95.6
Income tax (provision) benefit, net	(865,818)	(393,170)	(472,648)	*
Effective tax rate	35.8%	31.8%
Net income (loss)	1,550,785	842,026	708,759	84.2
Less: Net income (loss) attributable to noncontrolling interests, net of tax	52,846	39,652	13,194	33.3
Net income (loss) attributable to DISH Network	$1,497,939	$802,374	$695,565	86.7

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.671 **	13.897	(0.226)	(1.6)
DISH TV subscribers, as of period end (in millions)	12.170	13.274	(1.104)	(8.3)
Sling TV subscribers, as of period end (in millions)	1.501	0.623	0.878	*
Pay-TV subscriber additions (losses), net (in millions)	(0.392)	(0.081)	(0.311)	*
DISH TV subscriber additions (losses), net (in millions)	(1.270)	(0.607)	(0.663)	*
Sling TV subscriber additions (losses), net (in millions)	0.878	0.526	0.352	66.9
Pay-TV ARPU	$88.66	$86.79	$1.87	2.2
DISH TV subscriber additions, gross (in millions)	1.736	2.247	(0.511)	(22.7)
DISH TV churn rate	1.97%	1.75%	0.22%	12.6
DISH TV SAC	$832	$822	$10	1.2
EBITDA	$3,306,932	$2,633,456	$673,476	25.6

*     Percentage is not meaningful.

**   Our ending Pay-TV subscriber count increased by approximately 166,000 subscribers during the third quarter 2016 as a result of the change in our calculation for our commercial accounts.

Pay-TV subscribers.  We lost approximately 392,000 net Pay-TV subscribers during the year ended December 31, 2016 compared to the loss of approximately 81,000 net Pay-TV subscribers during the same period in 2015.  The increase in net Pay-TV subscriber losses during the year ended December 31, 2016 resulted from higher net DISH TV subscriber losses, partially offset by higher net Sling TV subscriber additions.  We lost approximately 1.270 million net DISH TV subscribers during the year ended December 31, 2016 compared to the loss of approximately 607,000 net DISH TV subscribers during the same period in 2015.  This increase primarily resulted from a higher DISH TV churn rate and lower gross new DISH TV subscriber activations.  We added approximately 878,000 net Sling TV subscribers during the year ended December 31, 2016 compared to the addition of approximately 526,000 net Sling TV subscribers during the same period in 2015.  This increase in net Sling TV subscriber additions primarily resulted from the launch of our Sling Blue service in 2016.

Our DISH TV churn rate for the year ended December 31, 2016 was 1.97% compared to 1.75% for the same period in 2015.  Our DISH TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.  As part of our increased emphasis on retaining higher quality subscribers, we have been more selective in issuing retention credits, which has had a negative impact on our DISH TV churn rate.

During the year ended December 31, 2016, we activated approximately 1.736 million gross new DISH TV subscribers compared to approximately 2.247 million gross new DISH TV subscribers during the same period in 2015, a decrease of 22.7%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by stricter customer acquisition policies for our DISH TV subscribers, including an increased emphasis on acquiring higher quality subscribers, as well as increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, our ending Pay-TV subscriber count increased by approximately 166,000 subscribers during the third quarter 2016 as a result of the change in our calculation for our commercial accounts.  This had no impact on our gross new DISH TV subscriber activations or net Pay-TV subscriber losses for the year ended December 31, 2016.  See “Explanation of Key Metrics and Other Items – Pay-TV subscribers” for further information.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $15.034 billion for the year ended December 31, 2016, an increase of $80 million or 0.5% compared to the same period in 2015.  The change in “Subscriber-related revenue” from the same period in 2015 was primarily related to the increase in Pay‑TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU.  Pay-TV ARPU was $88.66 during the year ended December 31, 2016 versus $86.79 during the same period in 2015.  The $1.87 or 2.2% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in February 2016 and 2015.  These price increases were partially offset by a shift in DISH TV programming package mix and an increase in Sling TV subscribers.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling -TV subscribers during 2016 had a negative impact on Pay-TV ARPU.  We expect this trend to continue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $8.914 billion during the year ended December 31, 2016, an increase of $92 million or 1.0% compared to the same period in 2015.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs per subscriber, partially offset by a lower average Pay-TV subscriber base.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” represented 59.3% and 59.0% of “Subscriber-related revenue” during the years ended December 31, 2016 and 2015, respectively.  The increase in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.456 billion for the year ended December 31, 2016, a decrease of $208 million or 12.5% compared to the same period in 2015.  This change was primarily attributable to fewer gross new DISH TV subscriber activations.

DISH TV SAC.  DISH TV SAC was $832 during the year ended December 31, 2016 compared to $822 during the same period in 2015, an increase of $10 or 1.2%.  This change was primarily attributable to an increase in advertising costs per activation, partially offset by a decrease in hardware costs per activation.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH TV subscriber accounts and a reduction in manufacturing costs related to certain receiver systems.  This decrease in hardware costs was partially offset by an increase in the percentage of new DISH TV subscriber activations with Hopper 3 receiver systems, which have a higher cost per unit than the prior generation Hopper receiver systems.

During the years ended December 31, 2016 and 2015, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $243 million and $371 million, respectively.  This decrease in capital expenditures under our lease program for new DISH TV subscribers resulted primarily from fewer gross new DISH TV subscriber activations and a decrease in hardware costs per activation, discussed above.

FCC auction expense.  On October 1, 2015, Northstar Wireless and SNR Wireless notified the FCC that they would not be paying the gross winning bid amounts on certain AWS-3 Licenses.  As a result, the FCC retained those AWS-3 Licenses and Northstar Wireless and SNR Wireless paid the FCC an additional interim payment of approximately $516 million.  See Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Impairment of long-lived assets.  “Impairment of long-lived assets” of $126 million during the year ended December 31, 2015 resulted primarily from an impairment of the D1 satellite and related ground equipment.  See Note 8 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $53 million during the year ended December 31, 2016, a decrease of $441 million or 89.2% compared to the same period in 2015.  This decrease was primarily related to an increase of $474 million in capitalized interest principally associated with wireless spectrum and a reduction in interest expense as a result of redemptions and repurchases of debt during 2016 and 2015, partially offset by interest expense associated with the issuance of the Convertible Notes due 2026 and our 7 3/4% Senior Notes due 2026.  On October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively.  We began capitalizing interest expense related to the commercialization of these wireless spectrum licenses in the fourth quarter 2015.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Other, net.  “Other, net” income was $119 million during the year ended December 31, 2016,  a decrease of $162 million or 57.6% compared to the same period in 2015.  This change resulted from a decrease in net realized and/or unrealized gains on our derivative financial instruments, partially offset by an increase in net realized gains on our marketable investment securities.  See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $3.307 billion during the year ended December 31, 2016, an increase of $673 million or 25.6% compared to the same period in 2015.  EBITDA for the year ended December 31, 2016 was positively impacted by “Other, net” income of $119 million.  EBITDA for the year ended December 31, 2015 was negatively impacted by the “FCC auction expense” of $516 million and “Impairment of long-lived assets” of $126 million, partially offset by the positive impact of “Other, net” income of $281 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended December 31,
	2016	2015
	(In thousands)
EBITDA	$3,306,932	$2,633,456
Interest, net	(21,973)	(474,555)
Income tax (provision) benefit, net	(865,818)	(393,170)
Depreciation and amortization	(921,202)	(963,357)
Net income (loss) attributable to DISH Network	$1,497,939	$802,374

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

Income tax (provision) benefit, net.   Our income tax provision was $866 million during the year ended December 31, 2016, an increase of $473 million compared to the same period in 2015.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes” and an increase in our effective tax rate.  During the year ended December 31, 2015, our effective tax rate was positively impacted by a $63 million credit that was previously recorded in “Accumulated other comprehensive income (loss)” and was released to our income tax provision during the year ended December 31, 2015.  See Note 5 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our marketable investment securities.  As of December 31, 2017, our cash, cash equivalents and current marketable investment securities totaled $1.981 billion compared to $5.360 billion as of December 31, 2016, a decrease of $3.379 billion.  This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from a $4.711 billion payment to the FCC for the 600 MHz Licenses, the redemption of our 4 5/8% Senior Notes with an aggregate principal balance of $900 million, $174 million repurchases of our 4 1/4% Senior Notes due 2018 in open market trades and capital expenditures of $1.385 billion (including capitalized interest related to FCC authorizations), partially offset by approximately $994 million in net proceeds from the issuance of our Convertible Notes due 2024 and cash generated from operating activities of $2.780 billion.

Debt Maturity

Our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion were redeemed on February 1, 2016.

Our 4 5/8% Senior Notes with an aggregate principal balance of $900 million were redeemed on July 17, 2017.

During 2017, we repurchased $174 million of our 4 1/4% Senior Notes due 2018 in open market trades.  The remaining balance of $1.026 billion matures on April 1, 2018 and is included in “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2017.  We expect to fund the remaining obligation from cash and marketable investment securities balances at that time.  But, depending on market conditions, we may refinance the remaining obligation in whole or in part.

Cash Flow

The following discussion highlights our cash flow activities during the years ended December 31, 2017, 2016 and 2015.

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base, expand our infrastructure, make strategic investments, such as significant investments in wireless, including commercialization of our wireless spectrum, and repay debt obligations.  For the years ended December 31, 2017, 2016 and 2015, we reported “Net cash flows from operating activities” of $2.780 billion, $2.854 billion and $2.459 billion, respectively.

Net cash flows from operating activities from 2016 to 2017 decreased $74 million, primarily attributable to a $317 million decrease in income adjusted to exclude non-cash charges for “Realized and unrealized losses (gains) on investments,” “Depreciation and amortization” expense, “Impairment of long-lived assets” and “Deferred tax expense (benefit),” partially offset by an increase in cash flows resulting from changes in operating assets and liabilities principally attributable to timing differences between book expense and cash payments.

Net cash flows from operating activities from 2015 to 2016 increased $395 million, primarily attributable to a $987 million increase in income adjusted to exclude non-cash charges for “Realized and unrealized losses (gains) on investments,” “Depreciation and amortization” expense, “Impairment of long-lived assets” and “Deferred tax expense (benefit),” partially offset by a decrease in cash flows resulting from changes in operating assets and liabilities principally attributable to timing differences between book expense and cash payments, including income taxes.

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, acquisitions, strategic investments, including purchases and settlements of derivative financial instruments, and purchases of wireless spectrum licenses, capital expenditures and capitalized interest.  For the years ended December 31, 2017, 2016 and 2015, we reported outflows from “Net cash flows from investing activities” of $6.521 billion, $1.738 billion and $8.062 billion, respectively.  During the years ended December 31, 2017, 2016 and 2015, capital expenditures for new and existing DISH TV customer equipment totaled $259 million, $387 million and $496 million, respectively.  The decrease in 2017 for new and existing DISH TV customer equipment primarily resulted from fewer gross new DISH TV subscriber activations and a decrease in hardware costs per activation.

The year ended December 31, 2017 was impacted by cash outflows primarily related to a $4.711 billion payment to the FCC for the 600 MHz Licenses, $953 million of capitalized interest related to FCC authorizations, $432 million of capital expenditures and $360 million in net purchases of marketable investment securities.

The year ended December 31, 2016 was impacted by cash outflows primarily related to the upfront payment related to Auction 1000 of $1.5 billion, $724 million of capitalized interest related to FCC authorizations, $614 million of capital expenditures and cash inflows related to a $562 million settlement of our derivative financial instruments and $524 million in net sales of marketable investment securities.

The year ended December 31, 2015 was impacted by cash outflows associated with our non-controlling investments in the Northstar Entities and the SNR Entities related to the AWS-3 Licenses of $8.970 billion, $735 million of capital expenditures, $353 million of capitalized interest related to FCC authorizations, cash inflows related to net sales of marketable investment securities of $1.607 billion and a refund from the FCC of our $400 million upfront payment related to the AWS-3 Auction in 2015.

Cash flows from financing activities.  Our financing activities generally include net proceeds related to the issuance of long-term and convertible debt, cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations, and repurchases of our Class A common stock.  For the year ended December 31, 2017, we reported outflows from “Net cash flows from financing activities” of $103 million.  For the year ended December 31, 2016, we reported inflows from “Net cash flows from financing activities” of $3.154 billion.  For the year ended December 31, 2015, we reported outflows from “Net cash flows from financing activities” of $448 million.

The net cash outflows in 2017 primarily related to the redemption of our 4 5/8% Senior Notes with an aggregate principal balance of $900 million and the $174 million repurchases of our 4 1/4% Senior Notes due 2018 in open market trades, partially offset by approximately $994 million in net proceeds from the issuance of the Convertible Notes due 2024.

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

Free Cash Flow

We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” and “Capitalized interest related to FCC authorizations,” as shown on our Consolidated Statements of Cash Flows.  We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments (including strategic wireless investments), fund acquisitions and for certain other activities.  Free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income,” “Net income,” “Net cash flows from operating activities” or any other measure determined in accordance with GAAP.  Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure “Net cash flows from operating activities.”

Free cash flow can be significantly impacted from period to period by changes in “Net income (loss)” adjusted to exclude certain non-cash charges, operating assets and liabilities, “Purchases of property and equipment,” and “Capitalized interest related to FCC authorizations.”  These items are shown in the “Net cash flows from operating activities” and “Net cash flows from investing activities” sections on our Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, net Pay-TV subscriber additions (losses), subscriber revenue, DISH TV subscriber churn, subscriber acquisition and retention costs including amounts capitalized under our equipment lease programs for DISH TV subscribers, operating efficiencies, increases or decreases in purchases of property and equipment, expenditures related to the commercialization of our wireless spectrum and other factors.  In addition, certain changes resulting from the Tax Reform Act, including, among other things, limitations on the deductibility of interest, may increase cash paid for income taxes and decrease free cash flow in 2018.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Free cash flow	$1,394,214	$1,515,863	$1,371,442
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	1,385,293	1,338,384	1,087,681
Net cash flows from operating activities	$2,779,507	$2,854,247	$2,459,123

Operational Liquidity

We make general investments in property such as satellites, set-top boxes, information technology and facilities that support our overall Pay-TV business.  We also will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate our wireless spectrum licenses and related assets. Moreover, since we are primarily a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers.  While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary.  Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment.  Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurances that over time we will recoup or earn a return on the upfront investment.

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our DISH TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  To the extent we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our subscriber-related margins.  To the extent our “Subscriber-related expenses” grow faster than our “Subscriber-related revenue,” the amount of cash flow that is generated per existing subscriber is reduced.  Recently, our subscriber-related margins have been reduced by, among other things, a shift to lower priced Pay-TV programming packages and higher programming costs.  The third factor is the rate at which we acquire new subscribers.  The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers.  Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period.  Finally, our future cash flow is impacted by the rate at which we make general investments (including significant investments in wireless), incur expenditures related to the commercialization of our wireless licenses (including any expenditures associated with the deployment of our wireless networks), incur litigation expense, and any cash flow from financing activities.

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

Subscriber Base

We lost approximately 284,000 net Pay-TV subscribers during the year ended December 31, 2017 compared to the loss of approximately 392,000 net Pay-TV subscribers during the same period in 2016.  The decrease in net Pay-TV subscriber losses during the year ended December 31, 2017 resulted from fewer net DISH TV subscriber losses, partially offset by fewer net Sling TV subscriber additions.  We lost approximately 995,000 net DISH TV subscribers during the year ended December 31, 2017 compared to the loss of approximately 1.270 million net DISH TV subscribers during the same period in 2016.  This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.  We added approximately 711,000 net Sling TV subscribers during the year ended December 31, 2017 compared to the addition of approximately 878,000 net Sling TV subscribers during the same period in 2016.  This decrease in net Sling TV subscriber additions is primarily related to a higher number of customer disconnects on a larger Sling TV subscriber base and from increased competition, including competition from other OTT service providers.  See “Results of Operations” above for further information.

Subscriber Acquisition and Retention Costs

We incur significant upfront costs to acquire subscribers, including advertising, independent third-party retailer incentives, payments made to third-parties, equipment subsidies, installation services, and/or new customer promotions.  While we attempt to recoup these upfront costs over the lives of their subscription, there can be no assurance that we will be successful in achieving that objective.  With respect to our DISH TV services, we employ business rules such as minimum credit requirements for prospective customers and contractual commitments to receive service for a minimum term.  We strive to provide outstanding customer service to increase the likelihood of customers keeping their Pay-TV services over longer periods of time.  Subscriber acquisition costs for Sling TV subscribers are significantly lower than those for DISH TV subscribers, and therefore, as Sling TV subscriber activations increase, it will have a positive impact on subscriber acquisition costs.  Our subscriber acquisition costs may vary significantly from period to period.

We incur significant costs to retain our existing DISH TV customers, mostly by upgrading their equipment to HD and DVR receivers and by providing retention credits.  As with our subscriber acquisition costs, our retention upgrade spending includes the cost of equipment and installation services.  In certain circumstances, we also offer programming at no additional charge and/or promotional pricing for limited periods to existing customers in exchange for a contractual commitment to receive service for a minimum term.  A component of our retention efforts includes the installation of equipment for customers who move.  Our subscriber retention costs may vary significantly from period to period.

Seasonality

Historically, the first half of the year generally produces fewer gross new DISH TV subscriber activations than the second half of the year, as is typical in the pay-TV industry.  In addition, the first and fourth quarters generally produce a lower DISH TV churn rate than the second and third quarters.  However, in recent years, as the pay-TV industry has matured we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services. As a result, seasonality has recently had a smaller impact on gross new DISH TV subscribers and the DISH TV churn rate.  However, we cannot provide assurance that this will continue in the future.  Our net Sling TV subscriber additions are impacted by, among other things, certain major sporting events and other major television events.  We expect our new Sling TV subscriber additions to potentially demonstrate seasonality patterns as our Sling TV services become more established.  We expect to be able to assess the seasonality patterns once we have a longer subscriber history.

Satellites

Operation of our DISH TV services requires that we have adequate satellite transmission capacity for the programming that we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite.  Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and cause us to expend a significant portion of our cash to acquire or lease additional satellite capacity.

Security Systems

Increases in theft of our signal or our competitors’ signals could, in addition to reducing gross new subscriber activations, also cause subscriber churn to increase.  We use Security Access Devices in our DBS receiver systems to control access to authorized programming content.  Furthermore, for our Sling TV services, we encrypt programming content and use digital rights management software to, among other things, prevent unauthorized access to our programming content.  Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult.  It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft.  We expect that future replacements of Security Access Devices may be necessary to keep our system secure.  We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

Stock Repurchases

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2017.  On November 2, 2017, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2018.  As of December 31, 2017, we may repurchase up to $1.0 billion of our Class A common stock under this program.  During the years ended December 31, 2017, 2016 and 2015, there were no repurchases of our Class A common stock.

Covenants and Restrictions Related to our Long-Term Debt

We are subject to the covenants and restrictions set forth in the indentures related to our long-term debt.  In particular, the indentures related to our outstanding senior notes issued by DISH DBS Corporation (“DISH DBS”) contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:  (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets.  Should we fail to comply with these covenants, all or a portion of the debt under the senior notes and our other long-term debt could become immediately payable.  The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur.  In addition, the Convertible Notes due 2026 and Convertible Notes due 2024 provide that, if a “fundamental change” (as defined in the related indenture) occurs, holders may require us to repurchase for cash all or part of their Convertible Notes.  As of the date of filing of this Annual Report on Form 10-K, we and DISH DBS were in compliance with the covenants and restrictions related to our respective long-term debt.

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

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2017, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2018	2019	2020	2021	2022	Thereafter
	(In thousands)
Long-term debt obligations	$17,070,789	$1,031,074	$1,404,698	$1,104,503	$2,004,626	$2,004,756	$9,521,132
Capital lease obligations	104,318	37,451	19,896	19,137	20,615	7,219	—
Interest expense on long-term debt and capital lease obligations	5,181,572	924,452	899,444	759,846	662,939	594,457	1,340,434
Satellite-related obligations	1,233,242	348,617	301,102	241,371	208,196	125,636	8,320
Operating lease obligations	198,890	48,029	33,125	25,404	19,996	13,556	58,780
Purchase obligations	1,515,546	1,349,635	134,859	16,019	8,833	6,200	—
Total	$25,304,357	$3,739,258	$2,793,124	$2,166,280	$2,925,205	$2,751,824	$10,928,666

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent that we procure launch and/or in-orbit insurance on our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $394 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 10 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, and are included on our Consolidated Balance Sheets as of December 31, 2017.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

The table above does not include certain potential expenses we expect to incur for our wireless projects including, among other things, our plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020.  For further discussion see Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Purchase Obligations

Our 2018 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, and other products and services related to the operation of our Pay-TV services.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

Programming Contracts

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of Pay-TV subscribers to whom we provide the respective content.  These programming commitments are not included in the “Commitments” table above.  The terms of our contracts typically range from one to ten years with annual rate increases.  Our programming expenses will increase to the extent we are successful in growing our Pay-TV subscriber base.  In addition, programming costs per subscriber continue to increase due to contractual price increases and the renewal of long-term programming contracts on less favorable pricing terms.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures and debt service requirements from cash generated from operations, existing cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital.  The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.  The majority of our capital expenditures for 2018, with the exception of the commercialization of our existing wireless spectrum licenses, including capital expenditures associated with our wireless projects and potential purchase of additional wireless spectrum licenses discussed below, are expected to be driven by the costs associated with subscriber premises equipment.  These expenditures are necessary to operate and maintain our DISH TV services.  Consequently, we consider them to be non-discretionary.  The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives that may arise from time to time.  Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time, and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty.  Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.  In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow.  In addition, the rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $341 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.  These factors, including a reduction in our available future cash flows, could require that we raise additional capital in the future.

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

DISH Network Spectrum.    We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  The first phase of our network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.    We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020.

We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  See Note 14 “Commitments and Contingencies –  Wireless –  DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses.    Through our wholly-owned subsidiaries American II and American III, we have made over $10 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  On October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the Northstar Re-Auction Payment and the SNR Re-Auction Payment for the AWS-3 Licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any such loans or partnerships could vary significantly.  See Note 14 “Commitments and Contingencies –  Wireless –  DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.  See Note 14 “Commitments and Contingencies –  Wireless” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

•

Capitalized premise equipment.  Since we retain ownership of certain equipment provided pursuant to our subscriber equipment lease programs for DISH TV and broadband subscribers, we capitalize and depreciate equipment costs that would otherwise be expensed at the time of sale.  Such capitalized costs are depreciated over the estimated useful life of the equipment, which is based on, among other things, management’s judgment of the risk of technological obsolescence.  Because of the inherent difficulty of making this estimate, the estimated useful life of capitalized equipment may change based on, among other things, historical experience and changes in technology as well as our response to competitive conditions.  Changes in estimated useful life may impact “Depreciation and amortization” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  For example, if we had decreased the estimated useful life of our capitalized subscriber equipment by one year, annual 2017 depreciation expense would have increased by approximately $71 million.

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

•

Valuation of intangible assets with indefinite lives.  We evaluate the carrying amount of intangible assets with indefinite lives annually, and also when events and circumstances warrant.  During 2017, 2016 and 2015, we performed a qualitative assessment to determine whether it is more likely than not that the indefinite-lived asset’s fair value exceeds its carrying amount.  In our assessment, we assess relevant qualitative factors, including macroeconomic conditions, overall financial performance, industry and market conditions, relevant company specific events, and perception of the market.  When our qualitative assessment is inconclusive, further analysis is required.  While our qualitative assessment for 2017, 2016 and 2015 indicated the fair value of our intangible assets exceeded their carrying amounts, significant changes in our quantitative estimates of future cash flows or market data could result in a write-down of intangible assets with indefinite lives in a future period, which will be recorded in a line item entitled “Impairment of long-lived assets,” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and could be material to our consolidated results of operations and financial condition.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), and has modified the standard thereafter.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance.  ASU 2014-09 also includes ASC 340-40 which codifies the guidance on other assets and deferred costs relating to contracts with customers.  ASC 340-40 specifies the accounting treatment for costs an entity incurs to obtain and fulfill a contract to provide goods and services to customers.  ASU 2014-09 became effective for us on January 1, 2018 and we elected to adopt the standard using the modified retrospective method.  The impacts of the standard to us will include, among other things, the following:

•

We will recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, will meet the requirements to be capitalized, and expenses incurred under these programs will therefore be capitalized and amortized over the estimated subscriber life, whereas our current policy is to expense these costs as incurred.

•

We will change the timing of revenue recognition for certain nonrefundable upfront fees received from our residential video and broadband subscribers as these fees will be accounted for as implied performance obligations in the form of a material right to the customer related to the customer’s option to renew without having to pay an additional fee upon renewal.

•

Certain contracts related to our commercial, advertising, and equipment sales have one-time payments and deliverables that are significant to those contracts and for which the timing of revenue recognition will change.  Note that while the one-time payments are significant to the contracts themselves, these contracts are not significant to our overall results of operations.

We have concluded that for our residential video and broadband customers under a contract, the contract term under ASU 2014-09 is one month.  Accordingly, while there will be changes in the way certain upfront fees and other items are recognized as discussed above, we do not believe at this time there will be a material change to our revenue recognition model for our residential video and broadband customers.  Under the modified retrospective method we will recognize an asset for capitalized commission costs only for customers for which their initial contract was considered open as of January 1, 2018.  We are currently in the process of applying the new guidance to all open contracts as of January 1, 2018 with existing customers and will recognize in beginning retained earnings an adjustment for the cumulative effect of the change, which we believe will be immaterial.  We will provide additional disclosures for periods ending in 2018 comparing the results under previous guidance to those under the new standard.

Recognition and Measurement of Financial Assets and Financial Liabilities.  On January 5, 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”),  which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We expect that the adoption of ASU 2016-01 will have an immaterial impact on our Consolidated Financial Statements and related disclosures.

Statement of Cash Flows - Update.  On August 26, 2016, the FASB issued 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  This update consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments.  If practicable, this update should be applied using a retrospective transition method to each period presented.  For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable.  This update will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We expect that the adoption of ASU 2016-15 will have an immaterial impact on our Consolidated Financial Statements and related disclosures.

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

Leases.  On February 25, 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our Consolidated Financial Statements and related disclosures.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2017, our cash, cash equivalents and current marketable investment securities had a fair value of $1.981 billion.  Of that amount, a total of $1.887 billion was invested in:  (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations and expand our business.  Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our December 31, 2017 current non-strategic investment portfolio of $1.887 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2017 of 1.1%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2017 would result in a decrease of approximately $4 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2017, we held debt and equity investments in private and public companies with a fair value of $94 million for strategic and financial purposes, which are highly speculative and have experienced and continue to experience volatility.  As of December 31, 2017, our strategic investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in our investment portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $9 million in the fair value of these investments.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2017, we had $72 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper.  Based on our December 31, 2017 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2017, we had long-term debt of $17.071 billion, excluding capital lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $17.568 billion using quoted market prices.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $372 million.  To the extent interest rates increase, our future costs of financing would increase at the time of any future financings.  As of December 31, 2017, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives.  As of December 31, 2017, we did not hold any derivative financial instruments.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

Our selected quarterly financial data for each of the quarterly periods ended March 31, June 30, September 30 and December 31 for 2017 and 2016 is included in Note 17 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control –  Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 23 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

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

4.1*

Registration Rights Agreement by and between DISH Network Corporation and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of DISH Network Corporation, Registration No. 33-91276). P

4.2*

Indenture, relating to the 4 5/8% Senior Notes due 2017, dated as of May 16, 2012 among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 16, 2012, Commission File No. 0-26176).

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

4.6*

Indenture, relating to the 6 3/4% Senior Notes due 2021, dated as of May 5, 2011, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011, Commission File No. 000-26176).

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

4.11*

Indenture, relating to the 2 3/8% Convertible Notes due 2024, dated as of March 17, 2017, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8 K of DISH Network Corporation filed March 20, 2017, Commission File No. 0-26176).

4.12*

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

10.3*

Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ***

10.4*

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

10.7*

Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176). ***

10.8*

Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ***

10.9*

Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ***

10.10*

Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176). ***

10.11*

Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176). ***

10.12*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176). **

10.13*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176). **

10.14*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176). **

10.15*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176). **

10.16*

Nonemployee Director Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176). **

10.17*

Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 2.1 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.18*

Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.2 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.19*

Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.20*

Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.21*

Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to the Amendment No. 2 to Form 10 of EchoStar Corporation filed December 26, 2007, Commission File No. 001-33807).

10.22*

Description of the 2008 Long-Term Incentive Plan dated December 22, 2008 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2008, Commission File No. 0-26176). **

10.23*

DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed September 19, 2014, Commission File No. 000-26176). **

10.24*

Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference to Appendix B to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.25*

Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference to Appendix C to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176). **

10.26*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807). ***

10.27*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.31 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807). ***

10.28*

Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807). ***

10.29*

Allocation Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).

10.30*

Amendment to Form of Satellite Capacity Agreement (Form A) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.34 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.31*

Amendment to Form of Satellite Capacity Agreement (Form B) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.35 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.32*

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

10.34*

Implementation Agreement, dated as of March 15, 2011, between DISH Network and ICO Global Communications (Holdings) Limited (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K of ICO Global Communications (Holdings) Limited filed March 17, 2011, Commission File No. 001-33008).

10.35*

Restructuring Support Agreement, dated as of March 15, 2011, between DISH Network and ICO Global Communications (Holdings) Limited (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K of ICO Global Communications (Holdings) Limited filed March 17, 2011, Commission File No. 001-33008).

10.36*

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

10.37*

Cost Allocation Agreement, dated April 29, 2011, between EchoStar Corporation and DISH Network (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended June 30, 2011, Commission File No. 001-33807).

10.38*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807). ***

10.39*

QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807). ***

10.40*

Receiver Agreement dated January 1, 2012 between Echosphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176). ***

10.41*

Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176). ***

10.42*

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

10.43*

Description of the 2013 Long-Term Incentive Plan dated November 30, 2012 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 6, 2012, Commission File No. 000-26176). **

10.44*

Amendment to EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. dated December 21, 2012 (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2012, Commission File No. 0-26176). ***

10.45*

Transaction Agreement, dated February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, Alpha Company LLC, DISH Network L.L.C., DISH Operating L.L.C. and EchoStar XI Holding L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176). ***

10.46*

Investor Rights Agreement, dated February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, DISH Operating L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176). ***

10.47*

Form of Satellite Capacity Agreement between EchoStar Satellite Operating Corporation and DISH Operating L.L.C. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176).***

10.48*

First Amended and Restated Credit Agreement dated October 13, 2014, among American AWS-3 Wireless II L.L.C., Northstar Wireless, LLC and Northstar Spectrum, LLC, as amended on February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176). ***

10.49*

First Amended and Restated Credit Agreement dated October 13, 2014, among American AWS-3 Wireless III L.L.C., SNR Wireless LicenseCo, LLC and SNR Wireless HoldCo, LLC, as amended on February 12, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176). ***

10.50*

First Amended and Restated Limited Liability Company Agreement dated October 13, 2014, among Northstar Spectrum, LLC, Northstar Manager, LLC and American AWS-3 Wireless II L.L.C., as amended on February 12, 2015 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176). ***

10.51*

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

10.52*

Management Services Agreement dated September 12, 2014, between American AWS-3 Wireless II L.L.C. and Northstar Wireless, LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176). ***

10.53*

Management Services Agreement dated September 12, 2014, between American AWS-3 Wireless III L.L.C. and SNR Wireless LicenseCo, LLC (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2015, Commission File No. 0-26176).***

10.54*

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

10.55*

Guaranty of Certain Obligations to FCC, dated as of October 1, 2015, made by DISH Network Corporation in favor of the Federal Communications Commission (Northstar Wireless) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of DISH Network Corporation filed October 2, 2015, Commission File No. 0-26176).

10.56*

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

10.57*

Guaranty of Certain Obligations to FCC, dated as of October 1, 2015, made by DISH Network Corporation in favor of the Federal Communications Commission (SNR Wireless) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of DISH Network Corporation filed October 2, 2015, Commission File No. 0-26176).

10.58*

Form of Base/Additional Note Hedge Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016, Commission File No. 0-26176).

10.59*

Form of Base/Additional Warrant Transaction Confirmation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of DISH Network Corporation filed August 8, 2016, Commission File No. 0-26176).

10.60*

Description of the 2017 Long-Term Incentive Plan dated December 2, 2016 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 8, 2016, Commission File No. 0-26176).**

10.61*

Share Exchange Agreement dated January 31, 2017, between DISH Network Corporation, DISH Network L.L.C., DISH Operating L.L.C., EchoStar Corporation, EchoStar Broadcasting Holding Parent L.L.C., EchoStar Broadcasting Holding Corporation, EchoStar Technologies Holding Corporation, and EchoStar Technologies L.L.C. (incorporated by reference in Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2017, Commission File No. 0-26176).***

21☐	Subsidiaries of DISH Network Corporation.

23☐	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24☐

Power of Attorney authorizing Timothy A. Messner as signatory for Charles W. Ergen, George R. Brokaw, James DeFranco, Cantey M. Ergen, Steven R. Goodbarn, Charles M. Lillis, Afshin Mohebbi, David K. Moskowitz, Tom A. Ortolf and Carl E. Vogel.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101 ☐

The following materials from the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2017, filed on February 21, 2018, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

☐	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

***	Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

Item 16.   FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISH NETWORK CORPORATION

By:	/s/ Steven E. Swain
Steven E. Swain
Senior Vice President and Chief Financial Officer

Date:  February 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Erik Carlson	President and Chief Executive Officer	February 21, 2018
W. Erik Carlson	(Principal Executive Officer)

/s/ Steven E. Swain	Senior Vice President and Chief Financial Officer	February 21, 2018
Steven E. Swain	(Principal Financial Officer)

/s/ Paul W. Orban	Senior Vice President and Chief Accounting Officer	February 21, 2018
Paul W. Orban	(Principal Accounting Officer)

*	Chairman	February 21, 2018
Charles W. Ergen

*	Director	February 21, 2018
George R. Brokaw

*	Director	February 21, 2018
James DeFranco

*	Director	February 21, 2018
Cantey M. Ergen

*	Director	February 21, 2018
Steven R. Goodbarn

*	Director	February 21, 2018
Charles M. Lillis

*	Director	February 21, 2018
Afshin Mohebbi

*	Director	February 21, 2018
David K. Moskowitz

*	Director	February 21, 2018
Tom A. Ortolf

*	Director	February 21, 2018
Carl E. Vogel

* By:	/s/ Timothy A. Messner
Timothy A. Messner
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
DISH Network Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of DISH Network Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Transaction Between Entities Under Common Control

As discussed in Note 2 to the consolidated financial statements, the 2016 and 2015 consolidated financial statements have been retrospectively revised for the effects of consolidating entities acquired under common control.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado

February 21, 2018

DISH NETWORK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of
	December 31,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$1,479,508	$5,324,503
Marketable investment securities	501,165	35,616
Trade accounts receivable, net of allowance for doubtful accounts of $15,511 and $18,399, respectively	653,948	777,908
Inventory	321,008	422,349
FCC auction deposit (Note 14)	—	1,500,000
Other current assets	329,394	220,011
Total current assets	3,285,023	8,280,387

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	72,407	82,360
Property and equipment, net	2,183,661	2,654,271
FCC authorizations	23,725,789	16,498,733
Other investment securities	113,460	33,248
Other noncurrent assets, net	393,426	365,293
Total noncurrent assets	26,488,743	19,633,905
Total assets	$29,773,766	$27,914,292

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$393,305	$524,704
Deferred revenue and other	709,074	773,982
Accrued programming	1,571,273	1,542,036
Accrued interest	282,006	305,739
Other accrued expenses (Note 14)	803,822	504,468
Current portion of long-term debt and capital lease obligations	1,068,524	941,903
Total current liabilities	4,828,004	4,592,832

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	15,134,441	15,541,736
Deferred tax liabilities	2,019,538	2,385,525
Long-term deferred revenue and other long-term liabilities	470,487	463,242
Total long-term obligations, net of current portion	17,624,466	18,390,503
Total liabilities	22,452,470	22,983,335

Commitments and Contingencies (Note 14)

Redeemable noncontrolling interests (Note 2)	383,390	319,634

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 228,033,671 and 226,812,205 shares issued and outstanding, respectively	2,280	2,268
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	3,296,488	3,071,425
Accumulated other comprehensive income (loss)	882	781
Accumulated earnings (deficit)	3,635,380	1,536,691
Total DISH Network stockholders’ equity (deficit)	6,937,414	4,613,549
Noncontrolling interests	492	(2,226)
Total stockholders’ equity (deficit)	6,937,906	4,611,323
Total liabilities and stockholders’ equity (deficit)	$29,773,766	$27,914,292

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Revenue:
Subscriber-related revenue	$14,260,412	$15,033,939	$14,953,559
Equipment sales and other revenue	130,963	178,363	271,934
Total revenue	14,391,375	15,212,302	15,225,493

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	8,919,985	8,913,624	8,821,831
Satellite and transmission expenses	658,017	710,719	741,286
Cost of sales - equipment and other	95,116	133,902	185,355
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	74,145	143,507	175,857
Other subscriber acquisition costs	579,272	709,772	908,983
Subscriber acquisition advertising	550,844	603,213	579,260
Total subscriber acquisition costs	1,204,261	1,456,492	1,664,100
General and administrative expenses	687,054	735,954	758,985
FCC auction expense (Note 14)	—	—	515,555
Litigation expense (Note 14)	295,695	21,148	20,900
Depreciation and amortization (Note 8)	817,564	921,202	963,357
Impairment of long-lived assets (Note 8)	145,918	—	125,752
Total costs and expenses	12,823,610	12,893,041	13,797,121

Operating income (loss)	1,567,765	2,319,261	1,428,372

Other Income (Expense):
Interest income	41,006	31,168	19,526
Interest expense, net of amounts capitalized	(63,172)	(53,141)	(494,081)
Other, net	104,488	119,315	281,379
Total other income (expense)	82,322	97,342	(193,176)

Income (loss) before income taxes	1,650,087	2,416,603	1,235,196
Income tax (provision) benefit, net	515,320	(865,818)	(393,170)
Net income (loss)	2,165,407	1,550,785	842,026
Less: Net income (loss) attributable to noncontrolling interests, net of tax	66,718	52,846	39,652
Net income (loss) attributable to DISH Network	$2,098,689	$1,497,939	$802,374

Weighted-average common shares outstanding - Class A and B common stock:
Basic	466,021	464,807	462,995
Diluted	522,596	484,162	464,697

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$4.50	$3.22	$1.73
Diluted net income (loss) per share attributable to DISH Network	$4.07	$3.15	$1.73

Comprehensive Income (Loss):
Net income (loss)	$2,165,407	$1,550,785	$842,026
Other comprehensive income (loss):
Foreign currency translation adjustments	1,027	—	—
Unrealized holding gains (losses) on available-for-sale securities	9,671	3,050	20,205
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(11,129)	(99,312)	(99,361)
Deferred income tax (expense) benefit, net	532	35,062	(33,370)
Total other comprehensive income (loss), net of tax	101	(61,200)	(112,526)
Comprehensive income (loss)	2,165,508	1,489,585	729,500
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	66,718	52,846	39,652
Comprehensive income (loss) attributable to DISH Network	$2,098,790	$1,436,739	$689,848

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated				Redeemable
	Common	Paid-In	Comprehensive	Earnings	Treasury	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Stock	Interests	Total	Interests
Balance, December 31, 2014	$5,178	$2,510,617	$174,507	$805,275	$(1,569,459)	$(875)	$1,925,243	$21,442
Issuance of Class A common stock:
Exercise of stock awards	20	25,744	—	—	—	—	25,764	—
Employee benefits	4	26,022	—	—	—	—	26,026	—
Employee Stock Purchase Plan	1	8,103	—	—	—	—	8,104	—
Non-cash, stock-based compensation	—	19,072	—	—	—	—	19,072	127
Income tax (expense) benefit related to stock awards and other	—	31,844	—	—	—	691	32,535	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(79,156)	—	—	—	(79,156)	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(33,370)	—	—	—	(33,370)	—
Payments made to parent of transferred businesses	—	(31,615)	—	—	—	(11)	(31,626)	16
Redeemable noncontrolling interest recognized - investment in Northstar Spectrum and SNR Holdco	—	—	—	—	—	—	—	204,200
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(805)	(805)	40,458
Net income (loss) attributable to DISH Network	—	—	—	802,374	—	—	802,374	—
Balance, December 31, 2015	$5,203	$2,589,787	$61,981	$1,607,649	$(1,569,459)	$(1,000)	$2,694,161	$266,243
Issuance of Class A common stock:
Exercise of stock awards	5	10,067	—	—	—	—	10,072	—
Employee benefits	4	25,142	—	—	—	—	25,146	—
Employee Stock Purchase Plan	2	8,551	—	—	—	—	8,553	—
Non-cash, stock-based compensation	—	13,037	—	—	—	—	13,037	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(96,262)	—	—	—	(96,262)	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	35,062	—	—	—	35,062	—
Retirement of treasury stock	(562)	—	—	(1,568,897)	1,569,459	—	—	—
Issuance of warrants	—	375,600	—	—	—	—	375,600	—
Initial equity component of the 3 3/8% Convertible Notes due 2026, net of deferred taxes of $286,322	—	487,521	—	—	—	—	487,521	—
Convertible note hedges, net of deferred taxes of $234,987	—	(400,113)	—	—	—	—	(400,113)	—
Payments made to parent of transferred businesses	—	(34,371)	—	—	—	(75)	(34,446)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(550)	(550)	—
Net income (loss) attributable to DISH Network	—	—	—	1,497,939	—	—	1,497,939	53,397
Other	—	(3,796)	—	—	—	(601)	(4,397)	(6)
Balance, December 31, 2016	$4,652	$3,071,425	$781	$1,536,691	$—	$(2,226)	$4,611,323	$319,634

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) – Continued

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated				Redeemable
	Common	Paid-In	Comprehensive	Earnings	Treasury Stock	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	(See Note 12)	Interests	Total	Interests
Balance, December 31, 2016	$4,652	$3,071,425	$781	$1,536,691	$—	$(2,226)	$4,611,323	$319,634
Issuance of Class A common stock:
Exercise of stock awards	5	14,508	—	—	—	—	14,513	—
Employee benefits	4	23,160	—	—	—	—	23,164	—
Employee Stock Purchase Plan	3	14,058	—	—	—	—	14,061	—
Non-cash, stock-based compensation	—	29,941	—	—	—	—	29,941	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(1,458)	—	—	—	(1,458)	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	532	—	—	—	532	—
Foreign currency translation	—	—	1,027	—	—	—	1,027	—
Initial equity component of the 2 3/8% Convertible Notes due 2024, net of deferred taxes of $92,512	—	159,869	—	—	—	—	159,869	—
Payments made to parent of transferred businesses	—	(7,378)	—	—	—	274	(7,104)	6
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	2,969	2,969	63,750
Net income (loss) attributable to DISH Network	—	—	—	2,098,689	—	—	2,098,689	—
Other	—	(9,095)	—	—	—	(525)	(9,620)	—
Balance, December 31, 2017	$4,664	$3,296,488	$882	$3,635,380	$—	$492	$6,937,906	$383,390

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$2,165,407	$1,550,785	$842,026
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	817,564	921,202	963,357
Impairment of long-lived assets	145,918	—	125,752
Realized and unrealized losses (gains) on investments	(99,997)	(119,092)	(287,250)
Non-cash, stock-based compensation	29,941	13,037	19,199
Deferred tax expense (benefit)	(485,973)	506,808	228,443
Change in long-term deferred revenue and other long-term liabilities	29,750	76,203	103,827
Other, net	(29,632)	9,573	19,748
Changes in current assets and current liabilities, net
Trade accounts receivable	126,848	109,364	66,606
Allowance for doubtful accounts	(2,888)	(4,566)	(2,532)
Prepaid and accrued income taxes	(46,599)	(144,212)	61,370
Inventory	37,895	(43,157)	96,318
Other current assets	(63,154)	13,111	17,623
Trade accounts payable	(131,399)	33,976	67,086
Deferred revenue and other	(64,909)	(98,019)	(22,708)
Accrued programming and other accrued expenses	350,735	29,234	160,258
Net cash flows from operating activities	2,779,507	2,854,247	2,459,123

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(566,373)	(345,210)	(447,901)
Sales and maturities of marketable investment securities	206,272	868,792	2,054,805
Settlement of derivative financial instruments	—	562,234	—
Purchases of property and equipment	(431,795)	(614,055)	(734,998)
Capitalized interest related to FCC authorizations (Note 2)	(953,498)	(724,329)	(352,683)
Purchases of FCC authorizations, including deposits (Note 14)	(4,711,154)	(1,500,000)	(8,970,389)
AWS-3 FCC license refunds (deposits) (Note 14)	—	—	400,000
Purchases of strategic investments	(90,381)	—	—
Other, net	25,664	14,911	(10,918)
Net cash flows from investing activities	(6,521,265)	(1,737,657)	(8,062,084)

Cash Flows From Financing Activities:
Proceeds from issuance of senior notes	—	2,000,000	—
Proceeds from issuance of convertible notes (Note 9)	1,000,000	3,000,000	—
Purchases of convertible note hedges (Note 9)	—	(635,100)	—
Proceeds from issuance of warrants (Note 9)	—	375,600	—
Redemption and repurchases of senior notes	(1,074,139)	(1,500,000)	(650,001)
Capital contributions from Northstar Manager and SNR Management (Note 14)	—	—	204,200
Repayment of long-term debt and capital lease obligations	(42,422)	(43,521)	(36,846)
Payments made to parent of transferred businesses	(7,098)	(34,446)	(31,610)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	28,574	18,625	33,868
Debt issuance costs	(6,158)	(26,622)	—
Other, net	(1,994)	(606)	32,189
Net cash flows from financing activities	(103,237)	3,153,930	(448,200)

Net increase (decrease) in cash and cash equivalents	(3,844,995)	4,270,520	(6,051,161)
Cash and cash equivalents, beginning of period	5,324,503	1,053,983	7,105,144
Cash and cash equivalents, end of period	$1,479,508	$5,324,503	$1,053,983

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of December 31, 2017, we had 13.242 million Pay-TV subscribers in the United States, including 11.030 million DISH TV subscribers and 2.212 million Sling TV subscribers.

In addition, we have historically offered broadband services under the dishNET™ brand, which includes satellite broadband services that utilize advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) and wireline broadband services.  However, as we move our broadband business focus from wholesale to authorized representative arrangements, we are generally no longer marketing dishNET broadband services and our broadband subscribers will decline through customer attrition.  Generally, under these authorized representative arrangements, we will receive certain payments for each broadband service activation generated and installation performed, and we will not incur subscriber acquisition costs for these activations.  For example, during the first quarter 2017, we transitioned our wholesale arrangement with Hughes to an authorized representative arrangement and entered into a master service agreement (the “MSA”) with Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes.  See “Hughes Broadband Master Services Agreement” in Note 18 to our Consolidated Financial Statements in this Annual Report on Form 10-K on our Related Party Transactions with EchoStar for further information.

As a result of the completion of the Share Exchange with EchoStar, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.  See Note 2 and 18 for further information.

Wireless

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”).  The first phase of our network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  See Note 14 for further information.

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

On February 28, 2017, we and EchoStar and certain of our respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplinking services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of HNS.  In connection with the Share Exchange, we and EchoStar and certain of its subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 18 for further information.

As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock is recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.  The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.  The primary impacts to our financial statement presentation are as follows:

•	Our investments in the EchoStar Tracking Stock and HSSC Tracking Stock are no longer included in our Consolidated Balance Sheets.
•

The assets and liabilities of the Transferred Businesses are recorded in our Consolidated Balance Sheets, and the results of operations of the Transferred Businesses, including sales of set-top boxes to third parties, are recorded in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our financial statements include the results of the Transferred Businesses as described above for all periods presented, including periods prior to the completion of the Share Exchange.  The table below includes supplemental pro forma information for revenue and net income (loss) attributable to DISH Network on our Consolidated Statements of Operations and Comprehensive Income (Loss) as if the results of the Transferred Businesses were included for the years ended December 31, 2016 and December 31, 2015, respectively:

	DISH Network (as previously reported)	Adjustments Relating to the Transferred Businesses	DISH Network (as currently reported)
		(In thousands)
For the Year Ended December 31, 2016:
Total revenue	$15,094,562	$117,740	$15,212,302
Net income (loss) attributable to DISH Network	$1,449,853	$48,086	$1,497,939

For the Year Ended December 31, 2015:
Total revenue	$15,068,901	$156,592	$15,225,493
Net income (loss) attributable to DISH Network	$747,092	$55,282	$802,374

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

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents.  Cash equivalents as of December 31, 2017 and 2016 may consist of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale, except for investments which we account for as trading securities, discussed below.  We adjust the carrying amount of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Consolidated Balance Sheets.  Declines in the fair value of a marketable investment security which are determined to be “other-than-temporary” are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.    Our trading securities are

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

also carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DBS Satellites.  We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2017.

AWS-4 Satellites.  We currently evaluate our AWS-4 satellite fleet for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  For the year ended December 31, 2017, we wrote down the net book value of the T1 satellite to its estimated fair value as of December 31, 2017 and recorded a $146 million impairment charge in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We did not believe any triggering event occurred which would indicate impairment as of December 31, 2016.  For the year ended December 31, 2015, we wrote down the net book value of the D1 satellite and related ground equipment to its fair value as of December 31, 2015 and recorded a $123 million impairment charge in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 8 for further information.

Indefinite-Lived Intangible Assets and Goodwill

We do not amortize indefinite-lived intangible assets and goodwill but test these assets for impairment annually, during the fourth quarter or more often if indicators of impairment arise.  Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  Our intangible assets with indefinite lives primarily consist of FCC licenses.  Generally, we have determined that our DBS licenses have indefinite useful lives due to the following:

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

DBS FCC Licenses.  We combine all of our indefinite-lived DBS licenses that we currently utilize or plan to utilize in the future into a single unit of accounting.  For 2017, 2016 and 2015, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS FCC licenses exceeds its carrying amount.  In our assessment, we considered several qualitative factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS FCC licenses exceeds its carrying amount.  As such, no further analysis was required.

Wireless Spectrum Licenses.  We currently combine our 600 MHz, 700 MHz, AWS-4 and H Block wireless spectrum licenses and the Northstar Licenses and SNR Licenses into a single unit of accounting.  For 2017, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceeds the carrying amount of these licenses.  In our assessment, we considered several qualitative factors, including, among others, macroeconomic conditions, industry and market conditions, relevant company specific events, and perception of the market.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeds the carrying amount of these licenses.  As such, no further analysis was required.

During 2016 and 2015, our AWS-4 and H Block wireless spectrum licenses and the Northstar Licenses and SNR Licenses were combined into a single unit of accounting.  For 2016 and 2015, management performed a qualitative assessment to determine whether it was more likely than not that the fair value of these licenses exceeded the carrying amount of these licenses.  In our assessment, we considered several qualitative factors, including, among others, macroeconomic conditions, industry and market conditions, relevant company specific events, and perception of the market.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeded the carrying amount of these licenses.  As such, no further analysis was required.

During 2016 and 2015, our 700 MHz wireless spectrum licenses were assessed as a single unit of accounting.  For 2016 and 2015, management performed a qualitative assessment to determine whether it was more likely than not that the fair value of the 700 MHz wireless spectrum licenses exceeded its carrying amount.  In our assessment, we considered several qualitative factors, including, among others, macroeconomic conditions, industry and market conditions, relevant company specific events, and perception of the market.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeded its carrying amount.  As such, no further analysis was required.

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

We are currently preparing for the commercialization of our AWS-4, H Block, 700 MHz, 600 MHz and MVDDS wireless spectrum licenses, and interest expense related to their carrying amount is being capitalized.  In addition, the FCC has granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, in which we have made certain non-controlling investments.  Northstar Wireless and SNR Wireless are preparing for the commercialization of their AWS-3 Licenses and interest expense related to their carrying amount is also being capitalized.  On June 14, 2017, the FCC issued an order granting our application to acquire the 600 MHz Licenses, and we began preparing for the commercialization of our 600 MHz Licenses and began capitalizing interest related to these licenses on June 14, 2017.  As the carrying amount of the licenses discussed above exceeded the carrying

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

value of our long-term debt beginning on June 14, 2017, materially all of our interest expense is now being capitalized.

Business Combinations

When we acquire a business, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach.  The accounting standard for business combinations requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at fair value.  Transaction costs related to the acquisition of the business are expensed as incurred.  Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate.  Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite.  Amortization of these intangible assets are recorded on a straight-line basis over an average finite useful life primarily ranging from approximately one to 20 years or in relation to the estimated discounted cash flows over the life of the intangible asset.

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

Long-Term Deferred Revenue and Other Long-Term Liabilities

Certain programmers provide us up-front payments.  Such amounts are deferred and recognized as reductions to “Subscriber-related expenses” on a straight-line basis over the relevant remaining contract term (generally up to ten years).  The current and long-term portions of these deferred credits are recorded on our Consolidated Balance Sheets in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities,” respectively.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2017 and 2016, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.  See Note 6 for the fair value of our marketable investment securities and derivative financial instruments.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Subscriber fees for DISH TV equipment rental fees and other hardware related fees, including fees for DVRs, fees for broadband equipment and additional outlet fees, advertising services and fees earned from our in-home service operations are recognized as revenue as earned.  Generally, revenue from equipment sales, equipment upgrades and sales of streaming-capable devices for our Sling TV services are recognized upon shipment to customers.

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

Subscriber Acquisition Costs

Subscriber acquisition costs in our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new Pay-TV and broadband subscribers through independent third-party retailer’s, third-party marketing agreements and our direct sales distribution channel.  Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):

•

“Cost of sales – subscriber promotion subsidies” includes the cost of our DBS receiver systems sold to independent third-party retailers and other distributors of our equipment and DBS receiver systems sold directly by us to DISH TV subscribers.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•

“Other subscriber acquisition costs” includes net costs related to promotional incentives and costs related to installation and other promotional subsidies for our DISH TV services as well as our direct sales efforts and commissions for our Sling TV services.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development costs totaled $33 million, $41 million and $46 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

As of December 31, 2017 and 2016, we did not hold any derivative financial instruments.  As of December 31, 2015, we held derivative financial instruments indexed to the trading price of common equity securities with a fair value of $557 million.  The fair value of these derivative financial instruments was dependent on the trading price of the indexed common equity securities.  See Note 6 for further information.

Equipment Lease Programs

DISH TV subscribers have the choice of leasing or purchasing the satellite receiver and other equipment necessary to receive our DISH TV services.  Most of our new DISH TV subscribers choose to lease equipment and thus we retain title to such equipment.  New broadband subscribers lease the modem and other equipment necessary to receive broadband services.  Equipment leased to new and existing DISH TV and broadband subscribers is capitalized and depreciated over their estimated useful lives.

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), and has modified the standard thereafter.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance.  ASU 2014-09 also includes ASC 340-40 which codifies the guidance on other assets and deferred costs relating to contracts with customers.  ASC 340-40 specifies the accounting treatment for costs an entity incurs to obtain and fulfill a contract to provide goods and services to customers.  ASU 2014-09 became effective for us on January 1, 2018 and we elected to adopt the standard using the modified retrospective method.  The impacts of the standard to us will include, among other things, the following:

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•

We will recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, will meet the requirements to be capitalized, and expenses incurred under these programs will therefore be capitalized and amortized over the estimated subscriber life, whereas our current policy is to expense these costs as incurred.

•

We will change the timing of revenue recognition for certain nonrefundable upfront fees received from our residential video and broadband subscribers as these fees will be accounted for as implied performance obligations in the form of a material right to the customer related to the customer’s option to renew without having to pay an additional fee upon renewal.

•

Certain contracts related to our commercial, advertising, and equipment sales have one-time payments and deliverables that are significant to those contracts and for which the timing of revenue recognition will change.  Note that while the one-time payments are significant to the contracts themselves, these contracts are not significant to our overall results of operations.

We have concluded that for our residential video and broadband customers under a contract, the contract term under ASU 2014-09 is one month.  Accordingly, while there will be changes in the way certain upfront fees and other items are recognized as discussed above, we do not believe at this time there will be a material change to our revenue recognition model for our residential video and broadband customers.  Under the modified retrospective method we will recognize an asset for capitalized commission costs only for customers for which their initial contract was considered open as of January 1, 2018.  We are currently in the process of applying the new guidance to all open contracts as of January 1, 2018 with existing customers and will recognize in beginning retained earnings an adjustment for the cumulative effect of the change, which we believe will be immaterial.  We will provide additional disclosures for periods ending in 2018 comparing the results under previous guidance to those under the new standard.

Recognition and Measurement of Financial Assets and Financial Liabilities.  On January 5, 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”),  which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We expect that the adoption of ASU 2016-01 will have an immaterial impact on our Consolidated Financial Statements and related disclosures.

Statement of Cash Flows - Update.  On August 26, 2016, the FASB issued 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  This update consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments.  If practicable, this update should be applied using a retrospective transition method to each period presented.  For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable.  This update will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We expect that the adoption of ASU 2016-15 will have an immaterial impact on our Consolidated Financial Statements and related disclosures.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Leases.  On February 25, 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our Consolidated Financial Statements and related disclosures.

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

3.     Basic and Diluted Net Income (Loss) Per Share

We present both basic earnings per share (“EPS”) and diluted EPS.  Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to DISH Network” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and if our 3 3/8% Convertible Notes due 2026 issued August 8, 2016 (the “Convertible Notes due 2026”) and our 2 3/8% Convertible Notes due 2024 issued March 17, 2017 (the “Convertible Notes due 2024,” and collectively with the Convertible Notes due 2026, the “Convertible Notes”) were converted.  The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of our Class A common stock.  The potential dilution from conversion of the Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of our Class A common stock issuable upon conversion of the Convertible Notes will be included in the calculation of diluted EPS assuming conversion of the Convertible Notes at the beginning of the reporting period (or at time of issuance, if later).  The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Net income (loss)	$2,165,407	$1,550,785	$842,026
Less: Net income (loss) attributable to noncontrolling interests, net of tax	66,718	52,846	39,652
Net income (loss) attributable to DISH Network - Basic	2,098,689	1,497,939	802,374
Interest on dilutive Convertible Notes, net of tax	30,028	27,515	—
Net income (loss) attributable to DISH Network - Diluted	$2,128,717	$1,525,454	$802,374

Weighted-average common shares outstanding - Class A and B common stock:
Basic	466,021	464,807	462,995
Dilutive impact of Convertible Notes	55,692	18,361	—
Dilutive impact of stock awards outstanding	883	994	1,702
Diluted	522,596	484,162	464,697

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$4.50	$3.22	$1.73
Diluted net income (loss) per share attributable to DISH Network	$4.07	$3.15	$1.73

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Class A common stock is greater than the strike price of the warrants, which is approximately $86.08 per share, subject to adjustments.  As a consequence, the following are not included in the diluted EPS calculation.

	As of December 31,
	2017	2016	2015
	(In thousands)
Anti-dilutive stock awards	1,694	1,870	712
Performance based options (1)	5,491	4,312	3,905
Restricted Performance Units/Awards	2,436	1,336	1,382
Common stock warrants	46,029	46,029	-
Total	55,650	53,547	5,999

(1)

The increase in performance based options as of December 31, 2017 primarily resulted from the issuance of stock option awards as of January 1, 2017 under a long-term, performance-based stock incentive plan adopted on December 2, 2016 (the “2017 LTIP”).

4.     Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash paid for interest (including capitalized interest)	$996,183	$775,300	$854,147
Cash received for interest	6,925	15,020	21,380
Cash paid for income taxes (1)	40,362	439,570	16,014
Capitalized interest (2)	1,015,901	844,330	369,897
Initial equity component of the 2 3/8% Convertible Notes due 2024, net of deferred taxes of $92,512 (3)	159,869	—	—
Initial equity component of the 3 3/8% Convertible Notes due 2026, net of deferred taxes of $286,322	—	487,521	—
Employee benefits paid in Class A common stock	23,164	25,146	26,026
Satellites and other assets financed under capital lease obligations	1,573	7,850	7,931
Vendor financing	—	20,000	—

(1)

As a result of, among other things, the FCC granting our application to acquire the 600 MHz Licenses and less taxable income during 2017, cash paid for income taxes was significantly lower than in the prior period.  Certain changes resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), including, among other things, limitations on the deductibility of interest, may increase cash paid for income taxes in 2018.

(2)	See Note 2 for further information.
(3)	See Note 9 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.     Other Comprehensive Income (Loss)

The following table presents the tax effect on each component of “Other comprehensive income (loss).”

	For the Years Ended December 31,
	2017			2016			2015
	Before	Tax	Net	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit (1)	Amount
	(In thousands)
Foreign currency translation adjustments	$1,027	$—	$1,027	$—	$—	$—	$—	$—	$—
Unrealized holding gains (losses) on available-for-sale securities	9,671	(3,525)	6,146	3,050	(1,111)	1,939	20,205	(7,476)	12,729
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(11,129)	4,057	(7,072)	(99,312)	36,173	(63,139)	(99,361)	(25,894)	(125,255)
Other comprehensive income (loss)	$(431)	$532	$101	$(96,262)	$35,062	$(61,200)	$(79,156)	$(33,370)	$(112,526)

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

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax:

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total
	(In thousands)
Balance as of December 31, 2015	$—	$61,981	$61,981
Other comprehensive income (loss) before reclassification	—	1,939	1,939
Amounts reclassified from accumulated other comprehensive income (loss)	—	(63,139)	(63,139)
Balance as of December 31, 2016	$—	$781	$781
Foreign currency translation adjustments	1,027	—	1,027
Other comprehensive income (loss) before reclassification	—	6,146	6,146
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7,072)	(7,072)
Balance as of December 31, 2017	$1,027	$(145)	$882

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.     Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$195	$6,721
Strategic - trading	93,367	—
Other	407,603	28,895
Total current marketable investment securities	501,165	35,616
Restricted marketable investment securities (1)	72,014	81,679
Total marketable investment securities	573,179	117,295

Restricted cash and cash equivalents (1)	393	681

Other investment securities:
Other investment securities - equity method	113,460	25,098
Other investment securities - cost method	—	8,150
Total other investment securities	113,460	33,248

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$687,032	$151,224

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility.  As of December 31, 2017, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

We had an investment in non-marketable preferred shares of a non-public company, which was accounted for as a cost method investment and included in “Other investment securities” on our Consolidated Balance Sheets.  During the year ended December 31, 2017, our non-marketable preferred shares converted into common shares in conjunction with the issuer’s initial public offering, and accordingly we classified the new securities to “Marketable investment securities” on our Consolidated Balance Sheets.  We have elected to account for these common shares as trading securities with changes in fair value reported each period as unrealized gains or losses in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  As of December 31, 2017, the fair value of our investment was approximately $93 million, and we recognized a pre-tax unrealized gain of approximately $85 million for the change in the fair value of the investment during the year ended December 31, 2017, which was recorded in “Other, net” within “Other Income (Expense).”

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including, among others, commercial paper, corporate securities and United States treasury and/or agency securities.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2017 and 2016, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2017 and 2016, we had an accumulated net unrealized loss of less than $1 million and an accumulated net unrealized gain of $1 million, respectively.  These amounts, net of related tax effect, were an accumulated net unrealized loss of less than $1 million and an accumulated net unrealized gain of $1 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of December 31,
	2017				2016
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$84,286	$22	$(141)	$(119)	$81,982	$13	$(132)	$(119)
Commercial paper	107,962	—	(10)	(10)	—	—	—	—
Corporate securities	282,256	—	(124)	(124)	33,555	1,327	—	1,327
Other	5,308	58	(1)	57	1,758	64	(11)	53
Total	$479,812	$80	$(276)	$(196)	$117,295	$1,404	$(143)	$1,261

As of December 31, 2017, restricted and non-restricted marketable investment securities included debt securities of $480 million with contractual maturities within one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of December 31, 2017, the unrealized losses related to our investments in debt securities primarily represented investments in United States treasury and agency securities, commercial paper, corporate securities and other.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of December 31,
	2017		2016
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$410,145	$(156)	$52,011	$(132)
12 months or more	34,340	(120)	1,537	(11)
Total	$444,485	$(276)	$53,548	$(143)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2017				2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$1,425,798	$655	$1,425,143	$—	$5,187,900	$147,494	$5,040,406	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$84,286	$84,286	$—	$—	$81,982	$81,982	$—	$—
Commercial Paper	107,962	—	107,962	—	—	—	—	—
Corporate securities	282,256	—	282,256	—	33,555	—	27,025	6,530
Other	5,308	—	5,113	195	1,758	—	1,567	191

Equity securities	93,367	93,367	—	—	—	—	—	—
Total	$573,179	$177,653	$395,331	$195	$117,295	$81,982	$28,592	$6,721

As of December 31, 2017 and 2016, our Level 3 investments consisted predominately of corporate securities and other.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  For our Level 3 investments, we evaluate, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Changes in Level 3 instruments were as follows:

Level 3
Investment
Securities
(In thousands)
Balance as of December 31, 2015	$6,363
Net realized and unrealized gains (losses) included in earnings	—
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	547
Purchases	—
Settlements	(189)
Issuances	—
Transfers into or out of Level 3	—
Balance as of December 31, 2016	$6,721
Net realized and unrealized gains (losses) included in earnings	(10,488)
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	9,199
Purchases	—
Sales	(5,099)
Settlements	(138)
Issuances	—
Transfers into or out of Level 3	—
Balance as of December 31, 2017	$195

During the years ended December 31, 2017 and 2016, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other, net:	2017	2016	2015
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$5,762	$116,550	$119,448
Marketable investment securities - unrealized gains (losses) on trading securities	85,217	—	—
Derivative financial instruments - net realized and/or unrealized gains (losses)	—	5,405	173,369
Marketable investment securities - other-than-temporary impairments	—	(2,863)	(5,567)
Non-marketable investment securities - gains (losses) on sales/exchanges	10,488	—	—
Costs related to early redemption of debt	(1,470)	—	—
Equity in earnings	2,163	2,508	4,372
Other	2,328	(2,285)	(10,243)
Total	$104,488	$119,315	$281,379

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.     Inventory

Inventory consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
Finished goods	$248,233	$282,569
Work-in-process and service repairs	54,455	129,512
Raw materials	18,320	10,268
Total inventory	$321,008	$422,349

8.     Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life			As of December 31,
	(In Years)			2017	2016
				(In thousands)
Equipment leased to customers	2	-	5	$2,323,100	$2,720,695
EchoStar XV		15		277,658	277,658
EchoStar XVIII		15		411,255	411,255
D1		N/A		55,000	55,000
T1		14.25		100,000	401,721
Satellites acquired under capital lease agreements	10	-	15	499,819	499,819
Furniture, fixtures, equipment and other	1	-	10	1,779,109	1,639,051
Buildings and improvements	1	-	40	293,571	288,992
Land			—	14,057	14,057
Construction in progress			—	103,176	88,235
Total property and equipment				5,856,745	6,396,483
Accumulated depreciation				(3,673,084)	(3,742,212)
Property and equipment, net				$2,183,661	$2,654,271

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Equipment leased to customers	$554,272	$674,445	$721,033
Satellites	114,821	96,965	87,827
Buildings, furniture, fixtures, equipment and other	148,471	149,792	154,497
Total depreciation and amortization	$817,564	$921,202	$963,357

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

As of December 31, 2017, our pay-TV satellite fleet consisted of the following:

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
T1	July 2009	111.1	14.25
D1	April 2008	92.85	N/A

GAAP requires that a long-lived asset be reviewed for impairment when circumstances indicate that the carrying amount of the asset might not be recoverable.  As of December 31, 2017 and 2016, it was determined that the T1 satellite met this criteria and therefore in the fourth quarter 2017 and 2016, we tested the T1 satellite for impairment.

As of December 31, 2017, we concluded that the carrying amount of the T1 satellite exceeded its estimated fair value based on undiscounted cash flows utilizing the income approach.  To arrive at fair value, management estimated the potential future discounted cash flows from a market participant’s perspective associated with the satellite.  As a result of this assessment, we wrote down the net book value of the T1 satellite from $246 million to $100 million and recorded an impairment charge of $146 million in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2017.  As of December 31, 2016, we concluded that the T1 satellite’s estimated fair value exceeded its carrying amount and no impairment was necessary.  As of December 31, 2017 and 2016, we do not believe that any triggering events have occurred which would indicate impairment for the D1 satellite.  However, as of December 31, 2015, it was determined that the D1 satellite and related ground equipment should be tested for recoverability.  Based on management’s assessment we concluded that the carrying amount of the D1 satellite and related ground equipment exceeded their estimated fair value determined under the cost approach.  To arrive at the estimated fair value utilizing the cost approach, a replacement cost for the satellite was determined, which was then reduced for, among other things, depreciation and obsolescence.  As a result of this assessment, we wrote down the net book value of the D1 satellite from $150 million to $55 million and the net book value of the related ground equipment from $28 million to zero and recorded an impairment charge of $123 million in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.  The estimates used in our fair value analysis are considered Level 3 in the fair value hierarchy.

Satellite Anomalies

Operation of our DISH TV services requires that we have adequate satellite transmission capacity for the programming that we offer.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Leased Satellites

EchoStar X.  In December 2017, EchoStar informed us that EchoStar X experienced anomalies resulting in the loss of some electrical power available from its solar arrays. As a result, EchoStar X is currently operating at 75% of its designed satellite capacity.  Pursuant to our satellite lease agreement with EchoStar, we are entitled to a reduction in our monthly recurring lease payments in the event of a partial loss of satellite capacity or complete failure of the satellite.  This satellite is currently still in service at the 110 degree orbital location.  There can be no assurance that future anomalies will not further impact the commercial operation of EchoStar X.  Based on the redundancy designed within our satellite fleet, we generally have in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming.

Intangible Assets

As of December 31, 2017 and 2016, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2017		December 31, 2016
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Technology-based	$63,077	$(48,416)	$60,634	$(44,331)
Trademarks	37,010	(24,517)	48,140	(31,717)
Contract-based	13,149	(13,149)	13,149	(13,149)
Customer relationships	26,533	(26,533)	26,533	(26,533)
Total	$139,769	$(112,615)	$148,456	$(115,730)

These identifiable intangibles are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately one to 20 years.  Amortization was $8 million, $10 million and $13 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2017 is as follows (in thousands):

For the Years Ended December 31,
2018	$9,698
2019	7,402
2020	3,816
2021	1,288
2022	666
Thereafter	4,284
Total	$27,154

Goodwill

The excess of our investments in consolidated subsidiaries over net tangible and identifiable intangible asset value at the time of the investment is recorded as goodwill and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.  As of December 31, 2017 and 2016, our goodwill was $126 million, which primarily relates to our wireless segment.  In conducting our annual impairment test for 2017, we performed a qualitative assessment, which considered several factors, including, among others, macroeconomic conditions, industry and market conditions, and relevant company specific events and perception of the market.  In contemplating all factors in their totality, we determined that the fair value of our wireless segment, which consists of a single reporting unit, was in excess of the carrying amount.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FCC Authorizations

As of December 31, 2017 and 2016, our FCC Authorizations consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
DBS Licenses	$611,794	$611,794
700 MHz Licenses	711,871	711,871
MVDDS Licenses	24,000	24,000
AWS-4 Licenses	1,949,000	1,949,000
H-Block Licenses	1,671,506	1,671,506
AWS-3 Licenses	9,890,389	9,890,389
600 MHz Licenses	6,211,154	—
Capitalized Interest	2,656,075	1,640,173
Total	$23,725,789	$16,498,733

9.     Long-Term Debt and Capital Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2017 and 2016:

	As of December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
4 5/8% Senior Notes due 2017 (1)	$—	$—	$900,000	$913,887
4 1/4% Senior Notes due 2018 (2)	1,025,861	1,031,596	1,200,000	1,228,464
7 7/8% Senior Notes due 2019	1,400,000	1,501,206	1,400,000	1,559,698
5 1/8% Senior Notes due 2020	1,100,000	1,127,588	1,100,000	1,141,866
6 3/4% Senior Notes due 2021	2,000,000	2,120,480	2,000,000	2,178,880
5 7/8% Senior Notes due 2022	2,000,000	2,014,140	2,000,000	2,114,780
5% Senior Notes due 2023	1,500,000	1,432,335	1,500,000	1,500,315
5 7/8% Senior Notes due 2024	2,000,000	1,952,220	2,000,000	2,064,000
2 3/8% Convertible Notes due 2024	1,000,000	962,860	—	—
7 3/4% Senior Notes due 2026	2,000,000	2,118,400	2,000,000	2,270,900
3 3/8% Convertible Notes due 2026	3,000,000	3,262,290	3,000,000	3,431,130
Other notes payable	44,928	44,928	47,844	47,844
Subtotal	17,070,789	$17,568,043	17,147,844	$18,451,764
Unamortized debt discount on the Convertible Notes	(925,360)		(752,386)
Unamortized deferred financing costs and other debt discounts, net	(46,782)		(52,704)
Capital lease obligations (3)	104,318		140,885
Total long-term debt and capital lease obligations (including current portion)	$16,202,965		$16,483,639

(1)	On July 17, 2017, we redeemed the principal balance of our 4 5/8% Senior Notes due 2017.
(2)

During 2017, we repurchased $174 million of our 4 1/4% Senior Notes due 2018 in open market trades.  The remaining balance of $1.026 billion matures on April 1, 2018 and is included in “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2017.

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

4 1/4% Senior Notes due 2018

On April 5, 2013, we issued $1.2 billion aggregate principal amount of our five-year 4 1/4% Senior Notes due April 1, 2018.  During 2017, we repurchased $174 million of our 4 1/4% Senior Notes due 2018 in open market trades.  The remaining balance of $1.026 billion matures on April 1, 2018.  Interest accrues at an annual rate of 4 1/4% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year.

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

5 1/8% Senior Notes due 2020

On April 5, 2013, we issued $1.1 billion aggregate principal amount of our seven-year 5 1/8% Senior Notes due May 1, 2020.  Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash, in arrears on May 1 and November 1 of each year.

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

7  3/4% Senior Notes due 2026

On June 13, 2016, we issued $2.0 billion aggregate principal amount of our ten-year 7 3/4% Senior Notes due July 1, 2026.  Interest accrues at an annual rate of 7 3/4% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year.

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

2  3/8% Convertible Notes due 2024

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
4 1/4% Senior Notes due 2018	April 1 and October 1	$51,000
7 7/8% Senior Notes due 2019	March 1 and September 1	$110,250
5 1/8% Senior Notes due 2020	May 1 and November 1	$56,375
6 3/4% Senior Notes due 2021	June 1 and December 1	$135,000
5 7/8% Senior Notes due 2022	January 15 and July 15	$117,500
5% Senior Notes due 2023	March 15 and September 15	$75,000
5 7/8 % Senior Notes due 2024	May 15 and November 15	$117,500
2 3/8% Convertible Notes due 2024	March 15 and September 15	$23,750
7 3/4 % Senior Notes due 2026	January 1 and July 1	$155,000
3 3/8 % Convertible Notes due 2026	February 15 and August 15	$101,250

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

Other Long-Term Debt and Capital Lease Obligations

Other long-term debt and capital lease obligations consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
Satellites and other capital lease obligations	$104,318	$140,885
Notes payable related to satellite vendor financing and other debt payable in installments through 2031 with interest rates ranging from approximately 1.9% to 8.8%	44,928	47,844
Total	149,246	188,729
Less: current portion	(42,663)	(41,903)
Other long-term debt and capital lease obligations, net of current portion	$106,583	$146,826

Capital Lease Obligations

Anik F3.  Anik F3, an FSS satellite, was launched and commenced commercial operation in April 2007.  This satellite is accounted for as a capital lease and depreciated over the term of the satellite service agreement.  We have leased 100% of the Ku-band capacity on Anik F3 for a period of 15 years.

Ciel II.  Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation in February 2009.  This satellite is accounted for as a capital lease and depreciated over the term of the satellite service agreement.  We have leased 100% of the capacity on Ciel II for an initial 10 year term, which expires in January 2019.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2017 and 2016, we had $500 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $407 million and $365 million, respectively.  In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $42 million in depreciation expense on satellites acquired under capital lease agreements during each of the years ended December 31, 2017, 2016 and 2015.

Future minimum lease payments under the capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2017 are as follows (in thousands):

For the Years Ended December 31,
2018	$77,141
2019	50,719
2020	48,000
2021	48,000
2022	16,000
Thereafter	—
Total minimum lease payments	239,860
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(120,196)
Net minimum lease payments	119,664
Less: Amount representing interest	(15,346)
Present value of net minimum lease payments	104,318
Less: Current portion	(37,450)
Long-term portion of capital lease obligations	$66,868

The summary of future maturities of our outstanding long-term debt as of December 31, 2017 is included in the commitments table in Note 14.

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

We file consolidated tax returns in the United States.  The income taxes of domestic and foreign subsidiaries not included in the United States tax group are presented in our consolidated financial statements on a separate return basis for each tax paying entity.

As of December 31, 2017, we had no net operating loss carryforwards (“NOLs”) for federal income tax purposes and $32 million of NOL carryforwards for state income tax purposes, which are partially offset by a valuation allowance.  In addition, there are $71 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance.  Portions of the NOL and credit carryforwards will expire in 2018.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) was enacted making significant changes to the Internal Revenue Code.  Such changes include, but are not limited to, a reduction in the corporate tax rate and certain limitations on corporate deductions (e.g., a limitation on the interest expense deduction available to companies).  The Tax Reform Act, among other things, lowered the federal statutory corporate tax rate effective for

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

us in future periods from 35% to 21%.  Consequently, we remeasured our deferred tax assets and liabilities as of December 31, 2017 which positively impacted our “Income tax (provision) benefit, net” by approximately $1.2 billion.

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Current (benefit) provision:
Federal	$(71,141)	$317,010	$147,771
State	38,058	31,160	20,045
Foreign	3,736	10,840	(3,089)
Total current (benefit) provision	(29,347)	359,010	164,727

Deferred (benefit) provision:
Federal	(547,575)	469,927	197,441
State	69,076	35,418	19,963
Foreign	—	—	—
Increase (decrease) in valuation allowance	(7,474)	1,463	11,039
Total deferred (benefit) provision	(485,973)	506,808	228,443
Total (benefit) provision	$(515,320)	$865,818	$393,170

Our $1.650 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included a loss of $1 million related to our foreign operations.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2017	2016	2015
	% of pre-tax income/(loss)
Statutory rate	35.0	35.0	35.0
State income taxes, net of federal benefit	3.0	2.5	3.5
Reversal of uncertain tax positions	—	(0.8)	(0.3)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	—	(5.1)
Tax Reform Act (2)	(72.6)	—	—
Nondeductible/Nontaxable items (3)	5.9	—	—
Other, net	(2.5)	(0.9)	(1.3)
Total (benefit) provision for income taxes	(31.2)	35.8	31.8

(1)

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

(2)

On December 22, 2017, the Tax Reform Act was enacted, which, among other things, lowered the federal statutory corporate tax rate effective for us in future periods from 35% to 21%.  Consequently, we remeasured our deferred tax assets and liabilities as of December 31, 2017 which positively impacted our “Income tax (provision) benefit, net” by approximately $1.2 billion.

(3)

During the year ended December 31, 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.  See Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities.  Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$55,505	$60,840
Accrued expenses	41,439	58,701
Stock-based compensation	14,904	17,705
Unrealized (gains) losses on available for sale and other investments	5,001	10,827
Deferred revenue	15,236	19,064
Total deferred tax assets	132,085	167,137
Valuation allowance	(18,642)	(26,116)
Deferred tax asset after valuation allowance	113,443	141,021

Deferred tax liabilities:
Depreciation	(496,873)	(854,317)
FCC authorizations and other intangible amortization	(1,220,421)	(1,361,742)
Bases difference in partnerships and cost method investments (1)	(328,735)	(241,193)
Discount on convertible notes and convertible note hedge transaction, net	(81,346)	(47,908)
Other liabilities	(5,606)	(21,386)
Total deferred tax liabilities	(2,132,981)	(2,526,546)
Net deferred tax asset (liability)	$(2,019,538)	$(2,385,525)

(1)

Included in this line item are deferred taxes related to, among other things, our non-controlling investments in Northstar Spectrum and SNR HoldCo, including deferred taxes created by the tax amortization of the Northstar Licenses and SNR Licenses.

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations.  We are subject to United States federal, state and local income tax examinations by tax authorities for the years beginning in 2005 due to the carryover of previously incurred NOLs.  We are currently under a federal income tax examination for fiscal years 2008 through 2012.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2017	2016	2015
	(In thousands)
Balance as of beginning of period	$358,023	$336,586	$208,328
Additions based on tax positions related to the current year	12,798	40,492	135,937
Additions based on tax positions related to prior years	30,596	21,797	22,483
Reductions based on tax positions related to prior years	(2,754)	(34,106)	(22,697)
Reductions based on tax positions related to settlements with taxing authorities	(1,634)	(3,628)	(2,648)
Reductions based on tax positions related to the lapse of the statute of limitations	(3,113)	(3,118)	(4,817)
Balance as of end of period	$393,916	$358,023	$336,586

We have $394 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  We do not expect any material portion of this amount to be paid or settled within the next twelve months.

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2017, 2016 and 2015, we recorded $13 million, $11 million and $3 million in net interest and penalty expense to earnings, respectively.  Accrued interest and penalties were $40 million and $27 million at December 31, 2017 and 2016, respectively.  The above table excludes these amounts.

11.    Stockholders’ Equity (Deficit)

Capital Stock and Additional Paid-In Capital

Our certificate of incorporation authorizes the following capital stock: (i) 1,600,000,000 shares of Class A common stock, par value $0.01 per share; (ii) 800,000,000 shares of Class B common stock, par value $0.01 per share; (iii) 800,000,000 shares of Class C common stock, par value $0.01 per share; and (iv) 20,000,000 shares of preferred stock, par value $0.01 per share.  As of December 31, 2017 and 2016, there were no outstanding shares of Class C common stock or preferred stock.

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

Common Stock Repurchase Program

Our Board of Directors previously authorized the repurchase of up to $1.0 billion of our outstanding Class A common stock.  On November 2, 2017, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of outstanding shares of our Class A common stock through and including December 31, 2018.  As of December 31, 2017, we may repurchase up to $1.0 billion under this program.  During the years ended December 31, 2017, 2016 and 2015, there were no repurchases of our Class A common stock.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Treasury Stock

As of December 31, 2015, we held 56,118,260 shares of treasury stock.  We account for our treasury stock using the cost method and all treasury share repurchases are reflected on our Consolidated Balance Sheets as a component of “Treasury stock, at cost.”  On February 11, 2016, our Board of Directors approved the retirement of our treasury stock.  During 2016, we retired all 56,118,260 shares of our treasury stock.

12.    Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH Network employee stock purchase plan (the “ESPP”), in which we are authorized to issue up to 2.8 million shares of Class A common stock.  At December 31, 2017, we had 0.4 million shares of Class A common stock which remain available for issuance under the ESPP.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP.  During the years ended December 31, 2017, 2016 and 2015, employee purchases of Class A common stock through the ESPP totaled approximately 0.3 million, 0.2 million and 0.1 million shares, respectively.

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

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2017	2016	2015
	(In thousands)
Matching contributions, net of forfeitures	$7,070	$6,546	$6,145
Discretionary stock contributions, net of forfeitures	$27,969	$23,158	$25,261

13.    Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2017, we had outstanding under these plans stock options to acquire 8.8 million shares of our Class A common stock and 2.5 million restricted stock units and awards.  Stock options granted on or prior to December 31, 2017 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-specific subscriber, operational and/or financial goals.  As of December 31, 2017, we had 65.0 million shares of our Class A common stock available for future grant under our stock incentive plans.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Exercise prices for stock options outstanding and exercisable as of December 31, 2017 were as follows:

			Options Outstanding			Options Exercisable
			Number Outstanding as of December 31, 2017	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2017	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$—	-	$10.00	133,400	1.15	$6.33	133,400	1.15	$6.33
$10.01	-	$20.00	1,232,537	2.49	$15.37	32,537	2.25	$15.13
$20.01	-	$30.00	1,402,183	3.69	$27.13	862,183	3.65	$26.65
$30.01	-	$40.00	1,219,586	4.96	$36.19	257,886	4.75	$35.06
$40.01	-	$50.00	360,800	8.00	$46.21	67,600	7.39	$45.89
$50.01	-	$60.00	2,910,878	8.40	$57.55	228,152	6.51	$57.16
$60.01	-	$70.00	1,568,350	8.32	$64.26	170,850	6.37	$66.26
$70.01	-	$80.00	20,000	2.00	$72.89	20,000	2.00	$72.89
$—	-	$80.00	8,847,734	6.20	$43.90	1,772,608	4.35	$35.13

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2017		2016		2015
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	7,923,009	$36.21	6,845,685	$31.13	11,725,823	$24.51
Granted	3,468,626	$59.66	1,901,000	$54.41	452,000	$69.11
Exercised	(514,401)	$28.70	(431,092)	$23.36	(1,884,938)	$16.15
Forfeited and cancelled	(2,029,500)	$44.64	(392,584)	$50.03	(3,447,200)	$21.78
Total options outstanding, end of period	8,847,734	$43.90	7,923,009	$36.21	6,845,685	$31.13
Performance based options outstanding, end of period (1)	5,490,626	$42.81	4,312,000	$31.39	3,904,500	$28.03
Exercisable at end of period	1,772,608	$35.13	1,892,809	$29.97	1,965,585	$26.82

(1)	These stock options are included in the caption “Total options outstanding, end of period.” See discussion of the 2008 LTIP, 2013 LTIP, 2017 LTIP and Other Employee Performance Awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Tax benefit from stock awards exercised	$9,347	$5,006	$33,716

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Based on the closing market price of our Class A common stock on December 31, 2017, the aggregate intrinsic value of our stock options was as follows:

	As of December 31, 2017
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$88,990	$28,175

Our restricted stock unit and award activity was as follows:

	For the Years Ended December 31,
	2017		2016		2015
	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units/awards outstanding, beginning of period	1,336,000	$32.11	1,382,250	$32.01	1,798,331	$32.31
Granted	1,871,375	$63.87	67,060	$56.35	62,530	$68.79
Vested	(14,845)	$62.58	(60)	$49.15	(125,280)	$63.92
Forfeited and cancelled	(707,810)	$48.59	(113,250)	$45.12	(353,331)	$28.76
Total restricted stock units/awards outstanding, end of period	2,484,720	$51.16	1,336,000	$32.11	1,382,250	$32.01
Restricted Performance Units/Awards outstanding, end of period (1)	2,435,500	$50.91	1,336,000	$32.11	1,382,250	$32.01

(1)

These stock options are included in the caption “Total restricted stock units/awards outstanding, end of period.”  See discussion of the 2008 LTIP, 2013 LTIP, 2017 LTIP and Other Employee Performance Awards below.

Long-Term Performance-Based Plans

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

During the years ended December 31, 2015, 2014, 2013, we determined that 30%,  10% and 20%, respectively, of the 2013 LTIP performance goals were probable of achievement.  During the year ended December 31, 2017 and 2016, no additional 2013 LTIP performance goals were deemed probable of achievement.  As a result, we recorded non-cash, stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”  As of December 31, 2017, approximately 20% of the 2013 LTIP awards had vested.

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

During the year ended December 31, 2017, we determined that 75% of the 2017 LTIP performance goals were probable of achievement.  As a result, we recorded non-cash, stock-based compensation expense for the year ended December 31, 2017, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

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

Although no awards vest until the performance goals are attained, we determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain other company-specific subscriber, operational and/or financial goals was not probable as of December 31, 2017, that assessment could change in the future.

The non-cash, stock-based compensation expense associated with these awards was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2017	2016	2015
	(In thousands)
2017 LTIP	$10,640	$—	$—
2013 LTIP (1)	(321)	2,565	10,157
Other employee performance awards	7,549	1,424	1,694
Total non-cash, stock-based compensation expense recognized for performance based awards	$17,868	$3,989	$11,851

(1)	“Non-Cash, Stock-Based Compensation Expense Recognized” includes forfeitures.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2017 LTIP	2013 LTIP	Other Employee Performance Awards
		(In thousands)
Expense estimated to be recognized during 2018	$8,271	$1,974	$17,946
Estimated contingent expense subsequent to 2018	18,694	39,234	123,655
Total estimated remaining expense over the term of the plan	$26,965	$41,208	$141,601

Of the 8.8 million stock options and 2.5 million restricted stock units and awards outstanding under our stock incentive plans as of December 31, 2017, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of December 31, 2017
Performance Based Stock Options	Number of Awards	Weighted- Average Grant Price
2017 LTIP	2,545,626	$59.38
2013 LTIP	1,205,000	$41.78
Other employee performance awards	1,740,000	$19.27
Total	5,490,626	$42.81

Restricted Performance Units/Awards
2013 LTIP	602,500
Other employee performance awards	1,833,000
Total	2,435,500

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2017, 2016 and 2015 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Subscriber-related	$3,323	$694	$2,164
General and administrative	26,618	12,343	17,035
Total non-cash, stock-based compensation	$29,941	$13,037	$19,199

As of December 31, 2017, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $22 million and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Valuation

The fair value of each stock option granted for the years ended December 31, 2017, 2016 and 2015 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2017			2016			2015
Risk-free interest rate	1.34%	-	2.29%	1.06%	-	2.27%	1.40%	-	2.19%
Volatility factor	22.25%	-	26.15%	26.12%	-	33.37%	26.42%	-	36.22%
Expected term of options in years	3.8	-	5.5	5.4	-	10.0	5.5	-	7.8
Weighted-average fair value of options granted	$11.95	-	$16.69	$12.45	-	$26.86	$16.14	-	$29.73

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

14.    Commitments and Contingencies

Commitments

As of December 31, 2017, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2018	2019	2020	2021	2022	Thereafter
	(In thousands)
Long-term debt obligations	$17,070,789	$1,031,074	$1,404,698	$1,104,503	$2,004,626	$2,004,756	$9,521,132
Capital lease obligations	104,318	37,451	19,896	19,137	20,615	7,219	—
Interest expense on long-term debt and capital lease obligations	5,181,572	924,452	899,444	759,846	662,939	594,457	1,340,434
Satellite-related obligations	1,233,242	348,617	301,102	241,371	208,196	125,636	8,320
Operating lease obligations	198,890	48,029	33,125	25,404	19,996	13,556	58,780
Purchase obligations	1,515,546	1,349,635	134,859	16,019	8,833	6,200	—
Total	$25,304,357	$3,739,258	$2,793,124	$2,166,280	$2,925,205	$2,751,824	$10,928,666

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent that we procure launch and/or in-orbit insurance on our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $394 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 10 and are included on our Consolidated Balance Sheets as of December 31, 2017.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

The table above does not include certain potential expenses we expect to incur for our wireless projects including, among other things, our plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020.  For further discussion see below.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

700 MHz Licenses.  In 2008, we paid $712 million to acquire certain 700 MHz E Block (“700 MHz”) wireless spectrum licenses, which were granted to us by the FCC in February 2009.  These licenses are subject to certain build-out requirements.  By March 2020, we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “700 MHz Build-Out Requirement”).  If the 700 MHz Build-Out Requirement is not met with respect to any particular E Block license area, our authorization may terminate for the geographic portion of that license area in which we are not providing service.  These wireless spectrum licenses expire in March 2020 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our licenses to expand our terrestrial operating authority with AWS-4 authority (“AWS-4”).  These licenses are subject to certain build-out requirements.  By March 2020, we are required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Build-Out Requirement”).  If the AWS-4 Build-Out Requirement is not met with respect to any particular individual license, our terrestrial authorization for that license area may terminate.  The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 licenses to allow us to repurpose all 20 MHz of our uplink spectrum (2000-2020 MHz) for terrestrial downlink operations.  On June 1, 2016, we notified the FCC that we had elected to use our AWS-4 uplink spectrum for terrestrial downlink operations, and effective June 7, 2016, the FCC modified our AWS-4 licenses, resulting in all 40 MHz of our AWS-4 spectrum being designated for terrestrial downlink operations.  These wireless spectrum licenses expire in March 2023 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

H Block Licenses.  On April 29, 2014, the FCC issued an order granting our application to acquire all 176 wireless spectrum licenses in the H Block auction.  We paid approximately $1.672 billion to acquire these H Block licenses, including clearance costs associated with the lower H Block spectrum.  The H Block licenses are subject to certain interim and final build-out requirements.  By April 2018, we must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual H Block license (the “H Block Interim Build-Out Requirement”).  By April 2024, we must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block license (the “H Block Final Build-Out Requirement”).  If the H Block Interim Build-Out Requirement is not met, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from April 2024 to April 2022) for each H Block license area in which we do not meet the requirement.  If the H Block Final Build-Out Requirement is not met, our authorization for each H Block license area in which we do not meet the requirement may terminate.  These wireless spectrum licenses expire in April 2024 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The 600 MHz Licenses are subject to certain interim and final build-out requirements.  By June 2023, we must provide reliable signal coverage and offer wireless service to at least 40% of the population in each area covered by an individual 600 MHz License (the “600 MHz Interim Build-Out Requirement”).  By June 2029, we must provide reliable signal coverage and offer wireless service to at least 75% of the population in each area covered by an individual 600 MHz License (the “600 MHz Final Build-Out Requirement”).  If the 600 MHz Interim Build-Out Requirement is not met, the 600 MHz License term and the 600 MHz Final Build-Out Requirement may be accelerated by two years (from June 2029 to June 2027) for each 600 MHz License area in which we do not meet the requirement.  If the 600 MHz Final Build-Out Requirement is not met, our authorization for each 600 MHz License area in which we do not meet the requirement may terminate.  In addition, certain broadcasters will have up to 39 months (ending July 13, 2020) to relinquish their 600 MHz spectrum, which may impact the timing for our ability to commence operations using certain 600 MHz Licenses.  The FCC has issued the 600 MHz Licenses prior to the clearance of the spectrum, and the build-out deadlines are based on the date that the 600 MHz Licenses were issued to us, not the date that the spectrum is cleared.  These wireless spectrum licenses expire in June 2029 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

MVDDS Licenses.  We have multichannel video distribution and data service (“MVDDS”) licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  In January 2015, the FCC granted our application to extend the build-out requirements related to our MVDDS licenses.  We now have until 2019 to provide “substantial service” on our MVDDS licenses.  Our MVDDS licenses may be terminated, however, if we do not provide substantial service in accordance with the new build-out requirements.  These wireless spectrum licenses expire in August 2024 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

LMDS Licenses.  As a result of the completion of the Share Exchange on February 28, 2017, we acquired from EchoStar certain Local Multipoint Distribution Service (“LMDS”) licenses in four markets:  Cheyenne, Kansas City, Phoenix, and San Diego.  The “substantial service” milestone has been met with respect to each of the licenses.  In addition, through the FCC’s Spectrum Frontiers proceeding, a portion of each of our LMDS licenses will be reassigned to the Upper Microwave Flexible Use Service band (27.5-28.35 GHz), which will allow for a more flexible use of the licenses, including, among other things, 5G mobile operations.  These wireless spectrum licenses expire in September 2018 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We have made substantial investments to acquire certain wireless spectrum licenses and related assets.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  The first phase of our network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.    We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.

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

On August 18, 2015, the FCC released a Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless) (each a “Bidding Credit Amount” and collectively the “Bidding Credit Amounts”).  Each of Northstar Wireless and SNR Wireless has filed a notice of appeal and petition for review of the Order with the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”), challenging, among other things, the FCC’s determination that they are ineligible to receive the Bidding Credit Amounts.  Oral arguments were presented to the D.C. Circuit on September 26, 2016.  On August 29, 2017, the D.C. Circuit issued its opinion, holding that:  (i) the FCC reasonably applied its precedent to determine that DISH Network exercised a disqualifying degree of de facto control over Northstar Wireless and SNR Wireless (rendering them ineligible to claim the Bidding Credit Amounts), but (ii) the FCC did not give Northstar Wireless and SNR Wireless adequate notice that, if their relationships with DISH Network cost them the Bidding Credit Amounts, the FCC would also deny them an opportunity to cure.  The case was remanded to the FCC to give Northstar Wireless and SNR Wireless an opportunity to seek to negotiate a cure for the de facto control the FCC found that DISH Network exercises over them.  On January 24, 2018, the FCC released an Order on Remand, DA 18-70 (the “Order on Remand”), in which the FCC ordered, among other things, that Northstar Wireless and SNR Wireless each have 90 days to negotiate with DISH Network a cure for the de facto control the FCC found that DISH Network exercises over them.  The Order on Remand also provides, among other things, a potential 45-day extension for such negotiations, a 45-day period for certain third-parties to file comments about any changes to the

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

agreements proposed by Northstar Wireless and SNR Wireless, and up to 90 days for Northstar Wireless and SNR Wireless to respond to any such third-party comments.  On January 26, 2018, SNR Wireless and Northstar Wireless filed a petition for a writ of certiorari, asking the United States Supreme Court to hear an appeal from the August 29, 2017 opinion from the D.C. Circuit.    We cannot predict with any degree of certainty the timing or outcome of these proceedings.

On October 1, 2015, DISH Network, American II, American III, Northstar Wireless, SNR Wireless, and certain other entities holding certain interests in Northstar Wireless and SNR Wireless, in light of, and subject to, the litigation arising from the Order, entered into a series of arrangements with respect to the AWS-3 Licenses that included, among other things, a notification from Northstar Wireless and SNR Wireless to the FCC that they would not be paying the gross winning bid amounts on certain AWS-3 Licenses.  As a result, the FCC retained those AWS-3 Licenses and Northstar Wireless and SNR Wireless paid the FCC an additional interim payment of approximately $516 million, as further described below.

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

On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Consolidated Balance Sheets.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  By October 2021, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Interim Build-Out Requirement”).  By October 2027, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Final Build-Out Requirement”).  If the AWS-3 Interim Build-Out Requirement is not met, the AWS-3 License term and the AWS-3 Final Build-Out Requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement.  If the AWS-3 Final Build-Out Requirement is not met, the authorization for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement may terminate.  These wireless spectrum licenses expire in October 2027 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

In addition, on September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  See “Contingencies – Litigation – Vermont National Telephone Company” for further information.

We may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential payments related to the Northstar Re-Auction Payment and the SNR Re-Auction Payment for the AWS-3 Licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any such loans or partnerships could vary significantly.  We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to make further investments in the Northstar Entities and the SNR Entities.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.    As of December 31, 2017, the remaining obligation of our guarantee was $127 million.  As of December 31, 2017, we have not recorded a liability on the balance sheet for this guarantee.

Purchase Obligations

Our 2018 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, and other products and services related to the operation of our Pay-TV services.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

purchases, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

Programming Contracts

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of Pay-TV subscribers to whom we provide the respective content.  These programming commitments are not included in the “Commitments” table above.  The terms of our contracts typically range from one to ten years with annual rate increases.  Our programming expenses will increase to the extent we are successful in growing our Pay-TV subscriber base.  In addition, programming costs per subscriber continue to increase due to contractual price increases and the renewal of long-term programming contracts on less favorable pricing terms.

Rent Expense

Total rent expense for operating leases was $407 million, $409 million and $479 million in 2017, 2016 and 2015, respectively.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C., EchoStar, and its then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey® set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 26, 2015, we and EchoStar filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 233 patent.  The United States Patent and Trademark Office has agreed to institute a proceeding on our petition, as well as on two third-party petitions challenging the validity of certain claims of the 233 patent, and it heard oral argument on January 16, 2016.  On June 1, 2016, the United States Patent and Trademark Office found that all claims asserted against us and the EchoStar parties were unpatentable.  On July 5, 2016, CRFD filed a notice of appeal to the United States Court of

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Appeals for the Federal Circuit, which heard oral argument on April 6, 2017.  On November 7, 2017, CRFD, we and EchoStar filed a joint motion to dismiss all claims in the action with prejudice, which the Court entered on November 9, 2017.  This matter is now concluded.

Customedia Technologies, L.L.C.

On February 10, 2016, Customedia Technologies, L.L.C. (“Customedia”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of four patents: United States Patent No. 8,719,090 (the “090 patent”); United States Patent No. 9,053,494 (the “494 patent”); United States Patent No. 7,840,437 (the “437 patent”); and United States Patent No. 8,955,029 (the “029 patent”).  Each patent is entitled “System for Data Management And On-Demand Rental And Purchase Of Digital Data Products.”  Customedia appears to allege infringement in connection with our addressable advertising services, our DISH Anywhere feature, and our Pay-Per-View and video-on-demand offerings.  In December 2016 and January 2017, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents.  On June 12, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging the 090 patent and the 437 patent; on July 18, 2017, it agreed to institute proceedings on our petitions challenging the 029 patent; and on July 28, 2017, it agreed to institute proceedings on our petitions challenging the 494 patent.  These instituted proceedings cover all asserted claims of each of the asserted patents, and are scheduled for trial before the United States Patent and Trademark Office on March 5, 2018.  On August 8, 2017, the litigation in the District Court was stayed pending resolution of the proceedings at the United States Patent and Trademark Office.  Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation.  Customedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 23, 2014, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On April 10, 2015, the Court granted DISH Network L.L.C.’s motion to stay the action in light of DISH Network L.L.C.’s petition and certain other defendants’ petitions pending before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On July 17, 2015, the United States Patent and Trademark Office agreed to institute a proceeding on our petition.  Pursuant to a stipulation between the parties, on April 27, 2016, the Court entered an order of non-infringement and judgment in favor of DISH Network L.L.C.  On June 15, 2016, the United States Patent and Trademark Office entered an order that the patent claims being asserted against DISH Network L.L.C. with respect to the 444 patent are unpatentable.  On August 8, 2016, Dragon filed notices of appeal with respect to the Court’s judgment and the United States Patent and Trademark Office’s decision and, on October 5, 2017, the United States Court of Appeals for the Federal Circuit heard oral argument.  On November 1, 2017, the United States Court of Appeals for the Federal Circuit affirmed the unpatentability of the 444 patent based on the petition filed in the United States Patent and Trademark Office by DISH Network L.L.C., and dismissed as moot the appeal of the order of non-infringement from the District Court.  On December 1, 2017, Dragon IP filed a petition for panel rehearing

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

with the United States Court of Appeals for the Federal Circuit, which the Court of Appeals denied on January 31, 2018.

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

Grecia

On March 27, 2015, William Grecia (“Grecia”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,533,860 (the “860 patent”), which is entitled “Personalized Digital Media Access System –  PDMAS Part II.”  Grecia alleges that we violate the 860 patent in connection with our digital rights management.  Grecia is the named inventor on the 860 patent.  On June 22, 2015, the case was transferred to the United States District Court for the Northern District of California.  On November 18, 2015, Grecia filed an amended complaint adding allegations that we infringe United States Patent No. 8,402,555 (the “555 patent”), which is entitled “Personalized Digital Media Access System (PDMAS).” Grecia is the named inventor on the 555 patent.  Grecia alleges that we violate the 555 patent in connection with our digital rights management.  Grecia dismissed his action with prejudice on February 3, 2016.

On February 3, 2016, Grecia filed a new complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of California, alleging infringement of United States Patent No. 8,887,308 (the “308 patent”), which is entitled “Digital Cloud Access –  PDMAS Part III,” on which Grecia is also the named inventor.  Grecia alleges that we violate the 308 patent in connection with our DISH Anywhere feature.  On July 29, 2016, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 308 patent.  On January 19, 2017, the United States Patent and Trademark Office declined to institute a proceeding on our petition.  The litigation in the District Court, which had been stayed since June 13, 2016 pending resolution of DISH Network L.L.C.’s petition to the United States Patent and Trademark Office, was further stayed on February 23, 2017 pending a claim construction order from the United States District Court for the Southern District of New York in a separate action in which Grecia is asserting the same patent.

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

IPA Technologies Inc.

On December 9, 2016, IPA Technologies Inc. (“IPA”) filed suit against us and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the District of Delaware.  IPA alleges that our Voice Remote with Hopper 3 infringes United States Patent Number 6,742,021 (the “021 patent”), which is entitled “Navigating Network-based Electronic Information Using Spoken Input with Multimodal Error Feedback”; United States Patent Number 6,523,061 (the “061 patent”), which is entitled “System, Method, and Article of Manufacture for Agent-Based Navigation in a Speech-Based Data Navigation System”; and United States Patent Number 6,757,718 (the “718 patent”), which is entitled “Mobile Navigation of Network-Based Electronic Information Using Spoken Input.”  IPA is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On December 20, 2017, we and DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of select claims of each of the asserted patents.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Our Board of Directors established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its business judgment that it is in the best interests of the Company not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  In an order entered on September 18, 2015, the Court granted the Special Litigation Committee’s motion to defer to the Special Litigation Committee’s October 24, 2014 report, including its finding that dismissal of the action is in the best interest of the Company.  The Court also held that, in light of granting the motion to defer, the pending motions to dismiss filed by the individual defendants were denied without prejudice as moot.  On October 12, 2015, Jacksonville PFPF filed a notice of appeal to the Supreme Court of Nevada, which heard oral argument on June 5, 2017.  On September 14, 2017, the Supreme Court of Nevada affirmed the District Court’s decision to defer to the Special Litigation Committee’s October 24, 2014 report and dismiss the action.  On October 2, 2017, Jacksonville PFPF filed a petition for rehearing, to which the Special Litigation Committee filed a response on October 24, 2017.  On December 8, 2017, the Nevada Supreme Court denied the petition for rehearing.  This matter is now concluded.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Michael Heskiaoff, Marc Langenohl, and Rafael Mann

On July 10, 2015, Messrs. Michael Heskiaoff and Marc Langenohl, purportedly on behalf of themselves and all others similarly situated, filed suit against our subsidiary Sling Media, Inc. (now known as “Sling Media L.L.C.,” which we acquired as a result of the completion of the Share Exchange on February 28, 2017) in the United States District Court for the Southern District of New York.  The complaint alleges that Sling Media Inc.’s display of advertising to its customers violates a number of state statutes dealing with consumer deception.  On September 25, 2015, the plaintiffs filed an amended complaint, and Mr. Rafael Mann, purportedly on behalf of himself and all others similarly situated, filed an additional complaint alleging similar causes of action.  On November 16, 2015, the cases were consolidated.  On August 12, 2016, the Court granted our motion to dismiss the consolidated case.  On September 12, 2016, the plaintiffs moved the Court for leave to file an amended complaint, which we opposed.  On March 22, 2017, the Court denied the plaintiffs’ motion for leave to file an amended complaint and entered judgment in favor of Sling Media L.L.C.  On April 17, 2017, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, which heard oral argument on November 7, 2017.  On November 22, 2017, the United States Court of Appeals for the Second Circuit affirmed the trial court’s judgment in favor of Sling Media L.L.C.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Realtime Data LLC and Realtime Adaptive Streaming LLC

On June 6, 2017, Realtime Data LLC d/b/a IXO (“Realtime”) filed an amended complaint in the United States District Court for the Eastern District of Texas (the “Original Texas Action”) against us; our wholly-owned subsidiaries DISH Network L.L.C., EchoStar Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C.; EchoStar, and EchoStar’s wholly-owned subsidiary Hughes Network Systems, LLC; and Arris Group, Inc. Realtime’s initial complaint in the Original Texas Action, filed on February 14, 2017, had named only EchoStar and Hughes Network Systems, LLC as defendants.  The amended complaint in the Original Texas Action alleges infringement of United States Patent No. 8,717,204 (the “204 patent”), entitled “Methods for encoding and decoding data”; United States Patent No. 9,054,728 (the “728 patent”), entitled “Data compression systems and methods”; United States Patent No. 7,358,867 (the “867 patent”), entitled “Content independent data compression method and system”; United States Patent No. 8,502,707 (the “707 patent”), entitled “Data compression systems and methods”; United States Patent No. 8,275,897 (the “897 patent”), entitled “System and methods for accelerated data storage and retrieval”; United States. Patent No. 8,867,610 (the “610 patent”), entitled “System and methods for video and audio data distribution”; United States Patent No. 8,934,535 (the “535 patent”), entitled “Systems and methods for video and audio data storage and distribution”; and United States Patent No. 8,553,759 (the “759 patent”), entitled “Bandwidth sensitive data compression and decompression.”  Realtime alleges that DISH, Sling TV, Sling Media and Arris streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in Hughes’ products and services infringe the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.

On July 19, 2017, the Court severed Realtime’s claims against us, DISH Network L.L.C., Sling TV L.L.C., Sling Media L.L.C. and Arris Group, Inc. (alleging infringement of the 897 patent, the 610 patent and the 535 patent) from the Original Texas Action into a separate action in the United States District Court for the Eastern District of Texas (the “Second Texas Action”).  On August 31, 2017, Realtime dismissed the claims against us, Sling TV L.L.C., Sling Media Inc., and Sling Media L.L.C. from the Second Texas Action and refiled these claims (alleging infringement of the 897 patent, the 610 patent and the 535 patent) against Sling TV L.L.C., Sling Media Inc., and Sling Media L.L.C. in a new action in the United States District Court for the District of Colorado (the “Colorado Action”).  Also on August 31, 2017, Realtime dismissed EchoStar Technologies L.L.C. from the Original Texas Action, and on September 12, 2017, added it as a defendant in an amended complaint in the Second Texas Action.  On November 6, 2017, Realtime filed a joint motion to dismiss the Second Texas Action without prejudice, which the Court entered on November 8, 2017.

On October 10, 2017, Realtime Adaptive Streaming LLC (“Realtime Adaptive Streaming”) filed suit against our wholly-owned subsidiaries DISH Network L.L.C. and EchoStar Technologies L.L.C., as well as Arris Group, Inc.,

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

in a new action in the United States District Court for the Eastern District of Texas (the “Third Texas Action”), alleging infringement of the 610 patent and the 535 patent.  Also on October 10, 2017, an amended complaint was filed in the Colorado Action, substituting Realtime Adaptive Streaming as the plaintiff instead of Realtime, and alleging infringement of only the 610 patent and the 535 patent, but not the 897 patent.  On November 6, 2017, Realtime Adaptive Streaming filed a joint motion to dismiss the Third Texas Action without prejudice, which the court entered on November 8, 2017.  Also on November 6, 2017, Realtime Adaptive Streaming filed a second amended complaint in the Colorado Action, adding our wholly-owned subsidiaries DISH Network L.L.C. and EchoStar Technologies L.L.C., as well as Arris Group, Inc., as defendants.

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

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and EchoStar, in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. Re. 35,952 (the “952 patent”), which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The case was stayed in July 2009 pending two reexamination petitions before the United States Patent and Trademark Office, which concluded in August 2015 and resulted in 42 out of the 53 claims of the 952 patent being invalidated.  Six of the surviving 11 claims are asserted against us.  The case resumed in August 2015.  In a separate matter in which TDL is asserting the same patent, the court in that action ruled that four claims of the '952 patent (which are among the six claims asserted against us) are invalid because they claim unpatentable subject matter, and TDL has stipulated that it will not appeal that order.  On June 19, 2017, the District Court ruled that the two remaining asserted claims of the 952 patent are invalid because they claim unpatentable subject matter.  On July 11, 2017, the parties filed a stipulation pursuant to which TDL dismissed the action and waived its appeal rights, and DISH Network and EchoStar agreed not to seek recovery of their court costs.  This matter is now concluded.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The first phase of the bench trial took place January 19, 2016 through February 11, 2016.  In closing briefs, the federal plaintiff indicated that it still was seeking $900 million in alleged civil penalties; the California state plaintiff indicated that it was seeking $100 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); the Ohio state plaintiff indicated that it was seeking approximately $10 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); and the Illinois and North Carolina state plaintiffs did not state the specific alleged civil penalties and damages that they were seeking; but the state plaintiffs took the general position that any damages award less than $1.0 billion (presumably for both federal and state law claims) would not raise constitutional concerns.  Under the Eighth Amendment of the United States Constitution, excessive fines may not be imposed.

On October 3, 2016, the plaintiffs further modified their request for injunctive relief and were seeking, among other things, to enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from some or all existing independent third-party retailers.  The second phase of the bench trial, which commenced on October 25, 2016 and concluded on November 2, 2016, covered the plaintiffs’ requested injunctive relief, as well as certain evidence related to the state plaintiffs’ claims.

On June 5, 2017, the Court issued Findings of Fact and Conclusions of Law and entered Judgment ordering DISH Network L.L.C. to pay an aggregate amount of $280 million to the federal and state plaintiffs.  The Court also issued a Permanent Injunction (the “Injunction”) against DISH Network L.L.C. that imposes certain ongoing compliance requirements on DISH Network L.L.C., which include, among other things:  (i) the retention of a telemarketing-compliance expert to prepare a plan to ensure that DISH Network L.L.C. and certain independent third-party retailers will continue to comply with telemarketing laws and the Injunction; (ii) certain telemarketing records retention and production requirements; and (iii) certain compliance reporting and monitoring requirements.  In addition to the compliance requirements under the Injunction, within ninety (90) days after the effective date of the Injunction, DISH Network L.L.C. is required to demonstrate that it and certain independent third-party retailers are in compliance with the Safe Harbor Provisions of the TSR and TCPA and have made no prerecorded telemarketing calls during the five (5) years prior to the effective date of the Injunction (collectively, the “Demonstration

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Requirements”).  If DISH Network L.L.C. fails to prove that it meets the Demonstration Requirements, it will be barred from conducting any outbound telemarketing for two (2) years.  If DISH Network L.L.C. fails to prove that a particular independent third-party retailer meets the Demonstration Requirements, DISH Network L.L.C. will be barred from accepting orders from that independent third-party retailer for two (2) years.  On July 3, 2017, DISH Network L.L.C. filed two motions with the Court:  (1) to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (2) to clarify, alter and amend the Injunction.  On August 10, 2017, the Court:  (a) denied the motion to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (b) allowed, in part, the motion to clarify, alter and amend the Injunction, and entered an Amended Permanent Injunction (the “Amended Injunction”).  Among other things, the Amended Injunction provided DISH Network L.L.C a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH TV goods and services.  On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit.  On February 2, 2018, the plaintiffs filed a notice claiming that DISH Network L.L.C. failed to prove that it met the Demonstration Requirements, as required by the Injunction, and asking the Court to impose a two-year ban on telemarketing by us, and a two-year ban on accepting orders from the primary retailers.  The Court has indicated that it will set a hearing on the matter in June 2018.

During the year ended December 31, 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during prior periods.  Our total accrual at December 31, 2017 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  On January 25, 2018, the Court indicated that it will be entering judgment in favor of approximately 11,000 of the 18,000 potential class members whose identities, the Court found, are not subject to reasonable dispute.  During the year ended December 31, 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at December 31, 2017 was $61 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On November 13, 2017, City of Sterling Heights Police and Fire Retirement System (“Sterling Heights”), a purported shareholder of the Company, filed a putative shareholder derivative action in the District Court for Clark County, Nevada.  Sterling Heights makes substantially the same allegations as Plumbers Union 519, and alleges causes of action against the Director Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment.  Sterling Heights is seeking an unspecified amount of damages.

Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint.

We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiaries DISH DBS Corporation and DISH Network L.L.C.; EchoStar; and EchoStar’s subsidiary Hughes Satellite Systems Corporation, and EchoStar’s then wholly-owned subsidiaries Sling Media Inc. (now known as “Sling Media L.L.C.”) and EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware.  The Complaint alleged infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleged that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringed the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In August 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 456 patent and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions.  On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines.  On January 30, 2017, the United States Patent and Trademark Office issued its final written decisions on our petitions, invalidating all claims of the 456 patent that were asserted in the litigation, which decisions may be appealed by TQ Beta.  On April 3, 2017, TQ Beta filed a notice of appeal.  On October 25, 2017, TQ Beta dismissed all of its claims in the action with prejudice.  This matter is now concluded.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On July 14, 2016, TQ Delta stipulated to dismiss with prejudice all claims related to the 369 patent and the 956 patent.  On July 20, 2016, we filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims of the 404 patent and the 268 patent that have been asserted against us.  Third parties have filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims that have been asserted against us in the action.  On November 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on the third-party petitions related to the 158 patent, the 243 patent, the 412 patent and the 430 patent.  On December 20, 2016, pursuant to a stipulation of the parties, the Court stayed the case until the resolution of all petitions to the United States Patent and Trademark Office challenging the validity of all of the patent claims at issue.  On January 19, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 430 and 158 patents.  On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent.  On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents.  On August 3, 2017, the United States Patent and Trademark Office heard oral argument on the third-party petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent; on September 7, 2017, it heard oral argument on the third-party petition challenging the 404 patent.  On October 26, 2017, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent, and it invalidated all of the asserted claims of those patents.  On November 8, 2017, the United States Patent and Trademark Office heard oral argument on our petitions challenging the 404 patent and the 268 patent.  On February 7, 2018, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 404 patent, and it invalidated all of the asserted claims of that patent on the basis of our petition.  On February 10, 2018, the United States Patent and Trademark Office issued final written decisions on our petition challenging the 268 patent, and it invalidated all of the asserted claims.  All asserted claims have now been invalidated by the United States Patent and Trademark Office.

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

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York.  The Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN.  On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner.  In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Vermont National Telephone Company

On September 22, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action.  The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless.  The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules.  Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA.  Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.  On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C.  The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings.  See Note 14 “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” above for further information.  On September 7, 2017, the defendants in the Vermont National action filed a motion with the United States District Court for the District of Columbia to further stay the litigation until resolution of the FCC proceedings.  On December 12, 2017, the Court entered a further stay.  Following submission of a January 22, 2018 Joint Status Report in which the defendants asked the Court to maintain the stay and Vermont National asked the Court to lift the stay, on January 29, 2018, the Court extended the stay until April 30, 2018, at which time a further status report will be due.

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

15.    Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  Operating income is the primary

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

measure used by our chief operating decision maker to evaluate segment operating performance.  We currently operate two primary business segments:  (1) Pay-TV and (2) Wireless.  See Note 1 for further information.

All other and eliminations primarily include intersegment eliminations related to intercompany debt and the related interest income and interest expense, which are eliminated in consolidation.

The total assets, revenue and operating income by segment were as follows:

	As of December 31,
	2017	2016
	(In thousands)
Total assets:
Pay-TV	$28,353,581	$26,980,276
Wireless	23,377,088	17,814,382
Eliminations	(21,956,903)	(16,880,366)
Total assets	$29,773,766	$27,914,292

			All
			Other &	Consolidated
	Pay-TV	Wireless	Eliminations	Total
	(In thousands)
Year Ended December 31, 2017
Total revenue	$14,391,375	$—	$—	$14,391,375
Depreciation and amortization	788,237	29,327	—	817,564
Operating income (loss)	1,759,130	(191,365)	—	1,567,765
Interest income	1,306,298	—	(1,265,292)	41,006
Interest expense, net of amounts capitalized	(1,068,231)	(260,233)	1,265,292	(63,172)
Other, net	104,482	6	—	104,488
Income tax (provision) benefit, net	(473,370)	988,690	—	515,320
Income (loss)	1,628,309	537,098	—	2,165,407

Year Ended December 31, 2016
Total revenue	$15,212,302	$—	$—	$15,212,302
Depreciation and amortization	877,342	43,860	—	921,202
Operating income (loss)	2,383,388	(64,127)	—	2,319,261
Interest income	1,006,243	3,745	(978,820)	31,168
Interest expense, net of amounts capitalized	(876,375)	(155,586)	978,820	(53,141)
Other, net	32,867	86,448	—	119,315
Income tax (provision) benefit, net	(934,024)	68,206	—	(865,818)
Income (loss)	1,612,099	(61,314)	—	1,550,785

Year Ended December 31, 2015
Total revenue	$15,225,097	$396	$—	$15,225,493
Depreciation and amortization	919,058	44,299	—	963,357
Operating income (loss)	2,133,947	(705,575)	—	1,428,372
Interest income	859,608	9,434	(849,516)	19,526
Interest expense, net of amounts capitalized	(844,320)	(499,277)	849,516	(494,081)
Other, net	85,496	195,883	—	281,379
Income tax (provision) benefit, net	(785,642)	392,472	—	(393,170)
Income (loss)	1,449,089	(607,063)	—	842,026

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Geographic Information.  Revenue is attributed to geographic regions based upon the location where the goods and services are provided.  All subscriber-related revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Years Ended December 31,
Revenue:	2017	2016	2015
	(In thousands)
United States	$14,351,558	$15,111,832	$15,090,923
Canada and Mexico	39,817	100,470	134,570
Total revenue	$14,391,375	$15,212,302	$15,225,493

16.    Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2017, 2016 and 2015 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2017	$18,399	$124,126	$(127,014)	$15,511
December 31, 2016	$22,965	$153,792	$(158,358)	$18,399
December 31, 2015	$25,497	$104,907	$(107,439)	$22,965

17.    Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Year ended December 31, 2017:
Total revenue	$3,680,361	$3,643,632	$3,583,454	$3,483,928
Operating income (loss)	607,320	252,103	449,051	259,291
Net income (loss)	390,075	58,762	315,265	1,401,305
Net income (loss) attributable to DISH Network	375,715	40,116	297,375	1,385,483

Basic net income (loss) per share attributable to DISH Network	$0.81	$0.09	$0.64	$2.97

Diluted net income (loss) per share attributable to DISH Network	$0.76	$0.09	$0.57	$2.64

Year ended December 31, 2016:
Total revenue	$3,827,474	$3,864,591	$3,767,472	$3,752,765
Operating income (loss)	583,418	640,282	522,662	572,899
Net income (loss)	411,944	438,062	332,975	367,804
Net income (loss) attributable to DISH Network	399,891	424,103	318,452	355,493

Basic net income (loss) per share attributable to DISH Network	$0.86	$0.91	$0.68	$0.76

Diluted net income (loss) per share attributable to DISH Network	$0.86	$0.91	$0.67	$0.73

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

18.    Related Party Transactions

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

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  In connection with the Share Exchange, we and EchoStar and certain of its subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  In addition, certain agreements that we had with EchoStar have terminated, and we entered into certain new agreements with EchoStar.  As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  Intercompany transactions between the Transferred Businesses and us, including, among others, the sale of set-top boxes and broadcast services from EchoStar to us, have been eliminated to the extent possible, including the margin EchoStar received on those sales.  See Note 2 for further information.  We also may enter into additional agreements with EchoStar in the future.  The following is a summary of the terms of our principal agreements with EchoStar that may have an impact on our financial condition and results of operations.

“Trade accounts receivable”

As of December 31, 2017 and 2016, trade accounts receivable from EchoStar was $2 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Consolidated Balance Sheets.

“Trade accounts payable”

As of December 31, 2017 and 2016, trade accounts payable to EchoStar was $42 million and $276 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the years ended December 31, 2017, 2016 and 2015, we received $3 million, $2 million and $48 million, respectively, for services provided to EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

Satellite Capacity Leased to EchoStar.  We have entered into certain satellite capacity agreements pursuant to which EchoStar leases certain capacity on certain satellites owned by us.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  The term of each lease is set forth below:

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

•

90 Inverness Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2022.  EchoStar has the option to renew this lease for four three-year periods.

•

Cheyenne Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019.  EchoStar has the option to renew this lease for thirteen one-year periods.

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

Collocation and Antenna Space Agreements.  In connection with the completion of the Share Exchange, effective March 1, 2017, we entered into certain agreements pursuant to which we will provide certain collocation and antenna space to HNS through February 2022 at the following locations:  Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Englewood, Colorado; and Spokane, Washington.  During August 2017, we entered into certain other agreements pursuant to which we will provide certain collocation and antenna space to HNS through August 2022 at the following locations:  Monee, Illinois and Spokane, Washington.  HNS has the option to renew each of these agreements for four three-year periods.  HNS may terminate certain of these agreements with 180 days’ prior written notice to us at the following locations:  New Braunfels, Texas; Englewood, Colorado; and Spokane, Washington.  The fees for the services provided under these agreements depend, among other things, on the number of racks leased and/or antennas present at the location.

“Subscriber-related expenses”

During the years ended December 31, 2017, 2016 and 2015, we incurred $71 million, $92 million and $87 million, respectively, of subscriber-related expenses for services provided to us by EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

For the years ended December 31, 2017, 2016 and 2015, under the Distribution Agreement, we purchased broadband equipment from HNS of zero,  $9 million and $11 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  During the first quarter 2017, we transitioned our wholesale arrangement with Hughes under the Distribution Agreement to an authorized representative arrangement and entered into the MSA with HNS.  See “Hughes Broadband Master Services Agreement” below for further information.

“Satellite and transmission expenses”

During the years ended December 31, 2017, 2016 and 2015, we incurred $353 million, $357 million and $431 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  EchoStar is a supplier of the vast majority of our transponder capacity.  These amounts are recorded in “Satellite and transmission expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

TT&C Agreement.  Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for certain satellites (the “TT&C Agreement”).  The fees for services provided under the  TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  We are able to terminate the TT&C Agreement for any reason upon 60 days notice.

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

“General and administrative expenses”

During the years ended December 31, 2017, 2016 and 2015, we incurred $29 million, $14 million and $13 million, respectively, for general and administrative expenses for services provided to us by EchoStar.  These amounts are recorded in “General and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

•

Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on December 31, 2017.  In December 2017, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2018.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•

Santa Fe Lease Agreement.  The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado was for a period ending on December 31, 2017.  In December 2017, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2018.

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

•

100 Inverness Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, we lease certain space from EchoStar at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2020.  This agreement may be terminated by either party upon 180 days’ prior notice.

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement renewed on January 1, 2018 for an additional one-year period until January 1, 2019 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.  In connection with the completion of the Share Exchange on February 28, 2017, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Share Exchange Agreement.

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

In light of the tax sharing agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns.  As a result, we agreed to pay EchoStar $82 million of the tax benefit we received or will receive.  This resulted in a reduction of our recorded unrecognized tax benefits and this amount was reclassified to a long-term payable to EchoStar within “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Consolidated Balance Sheets during the third quarter 2013.  Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit.  In addition, during the third quarter 2013, we and EchoStar agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and EchoStar for such combined returns, through the taxable period ending on December 31, 2017.

We and EchoStar file combined income tax returns in certain states.  In 2015 and 2014, EchoStar earned and recognized a tax benefit for certain state income tax credits that EchoStar estimates it would be unable to utilize in the future if it had filed separately from us.  In addition, EchoStar earned and recognized tax benefits for certain federal income tax credits, a portion of which were allocated to us under IRS rules for affiliated companies.  We expect to utilize these tax credits to reduce our federal and state income tax payable in the future.  In accordance with accounting rules that apply to transfers of assets between entities under common control, we recorded a capital contribution of less than $1 million for each of the years ended December 31, 2017 and 2016, respectively, and $3 million for the year ended December 31, 2015 in “Additional paid-in capital” on our Consolidated Balance Sheets representing the amount that we estimate is more likely than not to be realized by us as a result of our utilization of these tax credits earned.  Any payments made to EchoStar related to the utilization of these credits will be recorded as a reduction to “Additional paid-in capital” on our Consolidated Balance Sheets.

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

TiVo.  On April 29, 2011, we and EchoStar entered into a settlement agreement with TiVo Inc. (“TiVo”).  The settlement resolved all pending litigation between us and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH TV digital video recorders, or DVRs.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Hughes Broadband Master Services Agreement.   In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.  For the year ended December 31, 2017, we purchased broadband equipment from HNS of $22 million under the MSA.

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

Related Party Transactions with NagraStar L.L.C.

As a result of the completion of the Share Exchange on February 28, 2017, we own a 50% interest in NagraStar, a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.  Certain payments related to NagraStar are recorded in “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, certain other payments are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  We record all payables in “Trade accounts payable” or “Other accrued expenses” on our Consolidated Balance Sheets.  Our investment in NagraStar is accounted for using the equity method.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$71,167	$84,459	$108,745

		As of December 31,
		2017	2016
		(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar		$16,685	$18,597
Commitments to NagraStar		$4,927	$2,716

Related Party Transactions with Dish Mexico

Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) is an entity that provides direct-to-home satellite services in Mexico, which is owned 49.0% by EchoStar.  We provide certain broadcast services and sell hardware such as digital set-top boxes and related components to Dish Mexico, which are recorded in “Equipment sales and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The table below summarizes our transactions with Dish Mexico:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Sales:
Digital receivers and related components	$1,891	$52,324	$66,779
Uplink services	$3,994	$4,059	$4,926

		As of December 31,
		2017	2016
		(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico		$3,027	$13,516