Form 10-Q
period 2018-03-31
DISH Network CORP
filed 2018-05-08
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH  31, 2018.

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                               TO                                .

Commission File Number:  0-26176

DISH Network Corporation

(Exact name of registrant as specified in its charter)

Nevada	88-0336997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of May 1, 2018, the registrant’s outstanding common stock consisted of 228,944,932  shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

i

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

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$2,115,349	$1,479,508
Marketable investment securities	163,714	501,165
Trade accounts receivable, net of allowance for doubtful accounts of $12,739 and $15,511, respectively	601,673	653,948
Inventory	347,746	321,008
Other current assets	237,079	329,394
Total current assets	3,465,561	3,285,023

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	72,638	72,407
Property and equipment, net	2,106,931	2,183,661
FCC authorizations	23,987,355	23,725,789
Other investment securities	115,429	113,460
Other noncurrent assets, net	407,019	393,426
Total noncurrent assets	26,689,372	26,488,743
Total assets	$30,154,933	$29,773,766

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$331,388	$393,305
Deferred revenue and other	742,838	709,074
Accrued programming	1,595,619	1,571,273
Accrued interest	223,590	282,006
Other accrued expenses (Note 9)	790,000	803,822
Current portion of long-term debt and capital lease obligations	1,008,902	1,068,524
Total current liabilities	4,692,337	4,828,004

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	15,152,076	15,134,441
Deferred tax liabilities	2,112,421	2,019,538
Long-term deferred revenue and other long-term liabilities	471,634	470,487
Total long-term obligations, net of current portion	17,736,131	17,624,466
Total liabilities	22,428,468	22,452,470

Commitments and Contingencies (Note 9)

Redeemable noncontrolling interests (Note 2)	401,202	383,390

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 228,363,705 and 228,033,671 shares issued and outstanding, respectively	2,284	2,280
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	3,313,535	3,296,488
Accumulated other comprehensive income (loss)	1,359	882
Accumulated earnings (deficit)	4,005,260	3,635,380
Total DISH Network stockholders’ equity (deficit)	7,324,822	6,937,414
Noncontrolling interests	441	492
Total stockholders’ equity (deficit)	7,325,263	6,937,906
Total liabilities and stockholders’ equity (deficit)	$30,154,933	$29,773,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Revenue:
Subscriber-related revenue	$3,422,704	$3,644,086
Equipment sales and other revenue	35,783	36,275
Total revenue	3,458,487	3,680,361

Costs and Expenses (exclusive of depreciation shown separately below - Note 7):
Subscriber-related expenses	2,184,951	2,243,187
Satellite and transmission expenses	153,644	176,182
Cost of sales - equipment and other	31,626	27,973
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	15,930	21,011
Other subscriber acquisition costs	77,072	141,944
Subscriber acquisition advertising	103,009	127,079
Total subscriber acquisition costs	196,011	290,034
General and administrative expenses	169,777	131,035
Depreciation and amortization (Note 7)	192,972	204,630
Total costs and expenses	2,928,981	3,073,041

Operating income (loss)	529,506	607,320

Other Income (Expense):
Interest income	9,317	14,292
Interest expense, net of amounts capitalized	(2,957)	(29,170)
Other, net	(34,808)	4,745
Total other income (expense)	(28,448)	(10,133)

Income (loss) before income taxes	501,058	597,187
Income tax (provision) benefit, net	(115,737)	(207,112)
Net income (loss)	385,321	390,075
Less: Net income (loss) attributable to noncontrolling interests, net of tax	17,761	14,360
Net income (loss) attributable to DISH Network	$367,560	$375,715

Weighted-average common shares outstanding - Class A and B common stock:
Basic	466,642	465,412
Diluted	525,309	514,443

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.79	$0.81
Diluted net income (loss) per share attributable to DISH Network	$0.70	$0.76

Comprehensive Income (Loss):
Net income (loss)	$385,321	$390,075
Other comprehensive income (loss):
Foreign currency translation adjustments	400	207
Unrealized holding gains (losses) on available-for-sale securities	105	6,164
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(2)	(4)
Deferred income tax (expense) benefit, net	(26)	(2,264)
Total other comprehensive income (loss), net of tax	477	4,103
Comprehensive income (loss)	385,798	394,178
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	17,761	14,360
Comprehensive income (loss) attributable to DISH Network	$368,037	$379,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$385,321	$390,075
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	192,972	204,630
Realized and unrealized losses (gains) on investments	36,722	(2,272)
Non-cash, stock-based compensation	9,060	6,774
Deferred tax expense (benefit)	92,064	150,006
Other, net	(32,426)	6,752
Changes in current assets and current liabilities, net	67,838	180,802
Net cash flows from operating activities	751,551	936,767

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(9,253)	(58,876)
Sales and maturities of marketable investment securities	313,567	78,703
Purchases of property and equipment	(70,521)	(114,899)
Capitalized interest related to FCC authorizations (Note 2)	(294,003)	(282,597)
Purchases of strategic investments	—	(90,921)
Other, net	3,613	13,564
Net cash flows from investing activities	(56,597)	(455,026)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes (Note 8)	—	1,000,000
Redemption and repurchases of senior notes	(56,473)	—
Repayment of long-term debt and capital lease obligations	(10,458)	(9,162)
Payments made to parent of transferred businesses	—	(7,098)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	7,991	6,374
Debt issuance costs	—	(6,158)
Other, net	(159)	—
Net cash flows from financing activities	(59,099)	983,956

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	635,855	1,465,697
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	1,479,901	5,325,184
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$2,115,756	$6,790,881

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of March 31, 2018, we had 13.148 million Pay-TV subscribers in the United States, including 10.845 million DISH TV subscribers and 2.303 million Sling TV subscribers.

In addition, we have historically offered broadband services under the dishNET™ brand, which includes satellite broadband services that utilize advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) and wireline broadband services.  However, as of March 2018, we have transitioned our broadband business focus from wholesale to authorized representative arrangements, and we are no longer marketing dishNET broadband services.  Our existing broadband subscribers will decline through customer attrition.  Generally, under these authorized representative arrangements, we will receive certain payments for each broadband service activation generated and installation performed, and we will not incur subscriber acquisition costs for these activations.  For example, during the first quarter 2017, we transitioned our wholesale arrangement with Hughes to an authorized representative arrangement and entered into a master service agreement (the “MSA”) with Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes.  See “Hughes Broadband Master Services Agreement” in Note 12 under Related Party Transactions with EchoStar for further information.

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

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”).  The first phase of our network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  See Note 9 for further information.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the Northstar Re-Auction Payment and the SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities. See Note 9 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary.  Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests.  See below for further information.  Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments and recorded at fair value with changes recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Condensed Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock was recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

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

Redeemable Noncontrolling Interests

Northstar Wireless.  Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, which is an entity owned by Northstar Manager, LLC (“Northstar Manager”) and us.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate Northstar Spectrum into our financial statements.  After the five-year anniversary of the grant of the AWS-3 Licenses to Northstar Wireless (and in certain circumstances, prior to the five-year anniversary of the grant of the AWS-3 Licenses to Northstar Wireless), Northstar Manager has the ability, but not the obligation, to require Northstar Spectrum to purchase Northstar Manager’s ownership interests in Northstar Spectrum (the “Northstar Put Right”) for a purchase price that generally equals its equity contribution to Northstar Spectrum plus a fixed annual rate of return.  In the event that the Northstar Put Right is exercised by Northstar Manager, the consummation of the sale will be subject to FCC approval.  Northstar Spectrum does not have a call right with respect to Northstar Manager’s ownership interests in Northstar Spectrum.  Although Northstar Manager is the sole manager of Northstar Spectrum, Northstar Manager’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets.  Northstar Manager’s ownership interest in Northstar Spectrum was initially accounted for at fair value.  Subsequently, Northstar Manager’s ownership interest in Northstar Spectrum is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” in our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The operating results of Northstar Spectrum attributable to Northstar Manager are recorded as “Redeemable noncontrolling interests” in our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 9 for further information.

SNR Wireless.  SNR Wireless is a wholly-owned subsidiary of SNR HoldCo, which is an entity owned by SNR Wireless Management, LLC (“SNR Management”) and us.  Under the applicable accounting guidance in ASC 810, SNR HoldCo is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate SNR HoldCo into our financial statements.  After the five-year anniversary of the grant of the AWS-3 Licenses to SNR Wireless (and in certain circumstances, prior to the five-year anniversary of the grant of the AWS-3 Licenses to SNR Wireless), SNR Management has the ability, but not the obligation, to require SNR HoldCo to purchase SNR Management’s ownership interests in SNR HoldCo (the “SNR Put Right”) for a purchase price that generally equals its equity contribution to SNR HoldCo plus a fixed annual rate of return.  In the event that the SNR Put Right is exercised by SNR Management, the consummation of the sale will be subject to FCC approval.  SNR HoldCo does not have a call right with respect to SNR Management’s ownership interests in SNR HoldCo.  Although SNR Management is the sole manager of SNR HoldCo, SNR Management’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets.  SNR Management’s ownership interest in SNR HoldCo was initially accounted for at fair value.  Subsequently, SNR Management’s ownership interest in SNR HoldCo is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The operating results of SNR HoldCo attributable to SNR Management are recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 9 for further information.

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

Marketable Investment Securities

Historically, we classified all marketable investment securities as available-for-sale, except for investments which were accounted for as trading securities, and adjusted the carrying amount of our available-for-sale securities to fair value and reported the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets.  Our trading securities were carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Subsequent to the adoption of ASU 2016-01 during the first quarter 2018, all equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  All debt securities are classified as available-for-sale.  We adjust the carrying amount of our debt securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets.  Declines in the fair value of a marketable debt security which are determined to be “other-than-temporary” are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.

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

We are currently preparing for the commercialization of our AWS-4, H Block, 700 MHz, 600 MHz and MVDDS wireless spectrum licenses, and interest expense related to their carrying amount is being capitalized.  In addition, the FCC has granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, in which we have made certain non-controlling investments.  Northstar Wireless and SNR Wireless are preparing for the commercialization of their AWS-3 Licenses and interest expense related to their carrying amount is also being capitalized.  On June 14, 2017, the FCC issued an order granting our application to acquire the 600 MHz Licenses, and we began preparing for the commercialization of our 600 MHz Licenses and began capitalizing interest related to these licenses on June 14, 2017.  As the carrying amount of the licenses discussed above exceeded the carrying value of our long-term debt beginning on June 14, 2017, materially all of our interest expense is now being capitalized.

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

As of March 31, 2018 and December 31, 2017, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.  See Note 5 for the fair value of our marketable investment securities and derivative financial instruments.

Fair values for our publicly traded debt securities are based on quoted market prices, when available.  The fair values of private debt are based on, among other things, available trade information, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities.  See Note 8 for the fair value of our long-term debt.

Revenue Recognition

Our revenue is primarily derived from Pay-TV programming services that we provide to our subscribers.  We also generate revenue from broadband services, equipment rental fees and other hardware related fees, including DVRs, broadband equipment, and fees from subscribers with multiple receivers; advertising services; fees earned from our in-home service operations; warranty services; and sales of digital receivers and related equipment to third-party pay-TV providers.  See Note 10 for further information, including revenue disaggregated by major source.

Our residential video subscribers contract for individual services or combinations of services, as discussed above, the majority of which are generally capable of being distinct and are accounted for as separate performance obligations.  We consider our installations for first time DISH TV subscribers to be a service.  However, since we provide a significant integration service combining the installation with programming services we have concluded that the installation is not distinct from programming and thus the installation and programming services are accounted for as a single performance obligation.  We generally satisfy these performance obligations and recognize revenue as the services are provided, for example as the programming is broadcast to subscribers, as this best represents the transfer of control of the services to the subscriber.

In cases where a subscriber is charged certain nonrefundable upfront fees, those fees are generally considered to be material rights to the subscriber related to the subscriber’s option to renew without having to pay an additional fee upon renewal.  These fees will therefore be deferred and recognized over the estimated period of time during which the fee remains material to the customer, which we estimate to be less than one year.  Revenues arising from our in-home service operations that are separate from the initial installation, such as mounting a TV on a subscriber’s wall, are generally recognized when these services are performed.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

For our residential video subscribers, we have concluded that the contract term under ASC 606 is one month and as a result the revenue recognized for these subscribers for a given month is equal to the amount billed in that month, except for certain nonrefundable upfront fees that are accounted for as material rights, as discussed above.

Revenues from our advertising services are typically recognized as the advertisements are broadcast.  Sales of equipment to subscribers or other third parties are recognized when control is transferred under the contract.  Revenue from our commercial video subscribers typically follows the residential model described above, with the exception that the contract term for most of our commercial subscribers exceeds one month and can be multiple years in length.  However, commercial subscribers typically do not receive time-limited discounts or free service periods and accordingly, while they may have multiple performance obligations, revenue is equal to the amount billed in a given month.

Contract Balances

The timing of revenue recognition generally differs from the timing of invoicing to customers.  When revenue is recognized prior to invoicing, we record a receivable.  When revenue is recognized subsequent to invoicing, we record deferred revenue.  Our residential video subscribers are typically billed monthly, and the contract balances for those customers arise from the timing of the monthly billing cycle.  We do not adjust the amount of consideration for financing impacts as we apply a practical expedient when we anticipate that the period between transfer of goods and services and eventual payment for those goods and services will be less than one year.  See Note 11 for further information, including balance and activity detail about our allowance for doubtful accounts and deferred revenue.

Assets recognized related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the three months ended March 31, 2018, we capitalized $41 million under these programs.  The amortization expense related to these programs was $3 million for the three months ended March 31, 2018.  As of March 31, 2018, we had a total of $52 million capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other currents assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations.

Impact of Adoption of ASU 2014-09

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”) and has modified the standard thereafter.  We adopted ASU 2014-09, as modified, and now codified as Accounting Standard Codification Topic 606 (“ASC 606”) and Accounting Standard Codification Topic 340-40 (“ASC 340-40”) on January 1, 2018, using the modified retrospective method.  Under that method, we applied the new guidance to all open contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change, which was $2 million, net of deferred taxes of $1 million.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In addition, we are providing additional disclosures comparing the results under previous guidance to those as follows:

Condensed Consolidated Statements of Operations	DISH Network (as would have been reported under previous standards)	Impact of adopting ASU 2014-09	DISH Network (as currently reported)
	(In thousands)
For the Three Months Ended March 31, 2018
Subscriber-related revenue	$3,431,632	$(8,928)	$3,422,704
Subscriber-related expenses	$2,189,378	$(4,427)	$2,184,951
Total subscriber acquisition costs	$236,309	$(40,298)	$196,011
Operating income (loss)	$493,709	$35,797	$529,506
Income (loss) before income taxes	$465,261	$35,797	$501,058
Income tax (provision) benefit, net	$(107,146)	$(8,591)	$(115,737)
Net income (loss) attributable to DISH Network	$340,354	$27,206	$367,560
Diluted net income (loss) per share attributable to DISH Network	$0.65	$0.05	$0.70

Condensed Consolidated Balance Sheets	DISH Network (as would have been reported under previous standards)	Impact of adopting ASU 2014-09	DISH Network (as currently reported)
	(In thousands)
As of March 31, 2018
Inventory	$310,641	$37,105	$347,746
Other current assets	$223,287	$13,792	$237,079
Other noncurrent assets, net	$368,501	$38,518	$407,019
Total assets	$30,065,518	$89,415	$30,154,933
Deferred revenue and other	$694,757	$48,081	$742,838
Deferred tax liabilities	$2,103,037	$9,384	$2,112,421
Long-term deferred revenue and other long-term liabilities	$469,210	$2,424	$471,634
Total liabilities	$22,368,579	$59,889	$22,428,468
Total stockholders' equity (deficit)	$7,295,737	$29,526	$7,325,263
Total liabilities and stockholders' equity (deficit)	$30,065,518	$89,415	$30,154,933

The adoption of ASU 2014-09 had no impact to cash flows from operating, investing, and financing activities on our Condensed Consolidated Statements of Cash Flows.

Research and Development

Research and development costs are expensed as incurred.  Research and development costs totaled $6 million and $7 million for the three months ended March 31, 2018 and 2017, respectively.

New Accounting Pronouncements

Leases.  In February 2016, the FASB issued new guidance on the accounting for leases, ASU 2016-02 Leases (“ASU 2016-02”).  The guidance amends the existing accounting standards for lease accounting, including the requirement that lessees recognize right of use assets and lease liabilities initially measured at the present value of the lease payments for all leases with a term of greater than twelve months.  The accounting guidance for lessors remains largely unchanged.  The effective date of this standard for us will be January 1, 2019.  While we have not determined the effect of the standard on our ongoing financial reporting, we currently believe the most significant change will be the recognition of right of use assets and lease liabilities on our Condensed Consolidated Balance Sheets.  We have established a multidisciplinary team to assess the implementation of this guidance and are currently in the process of identifying and implementing changes to our systems, process, and internal controls to meet the requirements of the standard.

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

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share amounts)
Net income (loss)	$385,321	$390,075
Less: Net income (loss) attributable to noncontrolling interests, net of tax	17,761	14,360
Net income (loss) attributable to DISH Network - Basic	367,560	375,715
Interest on dilutive Convertible Notes, net of tax (1)	—	17,119
Net income (loss) attributable to DISH Network - Diluted	$367,560	$392,834

Weighted-average common shares outstanding - Class A and B common stock:
Basic	466,642	465,412
Dilutive impact of Convertible Notes	58,192	48,056
Dilutive impact of stock awards outstanding	475	975
Diluted	525,309	514,443

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.79	$0.81
Diluted net income (loss) per share attributable to DISH Network	$0.70	$0.76

(1)	For the three months ended March 31, 2018, materially all of our interest expense was capitalized. See Note 2 for further information.

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

	As of March 31,
	2018	2017
	(In thousands)
Anti-dilutive stock awards	3,572	1,491
Performance based options	4,804	6,489
Restricted Performance Units/Awards	2,061	1,318
Common stock warrants	46,029	46,029
Total	56,466	55,327

4.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Cash paid for interest (including capitalized interest)	$294,122	$313,396
Cash received for interest	2,878	3,406
Cash paid for income taxes (1)	1,758	1,001
Capitalized interest (2)	261,680	236,570
Initial equity component of the 2 3/8% Convertible Notes due 2024, net of deferred taxes of $92,512	—	159,869
Assets financed under capital lease obligations	142	—

(1)

Certain changes resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), including, among other things, limitations on the deductibility of interest, may increase cash paid for income taxes in 2018.

(2)	See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2018	2017
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$195	$195
Strategic - trading/equity (Note 2)	56,078	93,367
Other	107,441	407,603
Total current marketable investment securities	163,714	501,165
Restricted marketable investment securities (1)	72,231	72,014
Total marketable investment securities	235,945	573,179

Restricted cash and cash equivalents (1)	407	393

Other investment securities:
Other investment securities - equity method	115,429	113,460
Total other investment securities	115,429	113,460

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$351,781	$687,032

(1)

Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments.   All debt securities are classified as available-for-sale.  Subsequent to the adoption of ASU 2016-01 during the first quarter 2018, all equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 2 for further information.

Current Marketable Investment Securities –  Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility.  As of March  31, 2018, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We had an investment in non-marketable preferred shares of a non-public company, which was previously accounted for as a cost method investment and included in “Other investment securities” on our Condensed Consolidated Balance Sheets.  During the third quarter 2017, our non-marketable preferred shares converted into common shares in conjunction with the issuer’s initial public offering, and accordingly we classified the new equity securities as “Marketable investment securities” on our Condensed Consolidated Balance Sheets.  We previously elected to account for these common shares as trading securities with changes in fair value reported each period as unrealized gains or losses in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Subsequent to the adoption of ASU 2016-01 during the first quarter 2018, all equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 2 for further information.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2018 and December 31, 2017, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

Other Investment Securities

We have strategic investments in certain debt and/or equity securities that are included in noncurrent “Other investment securities” on our Condensed Consolidated Balance Sheets.  Our debt securities are classified as available-for-sale and our equity securities are accounted for using the equity method of accounting or recorded at fair value.  Certain of our equity method investments are detailed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2018 and December 31, 2017, we had accumulated net unrealized losses  of less than $1 million.  These amounts, net of related tax effect, were accumulated net unrealized losses of less than $1 million.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2018				As of December 31, 2017
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$71,866	$—	$(113)	$(113)	$84,286	$22	$(141)	$(119)
Commercial paper	—	—	—	—	107,962	—	(10)	(10)
Corporate securities	105,074	—	(37)	(37)	282,256	—	(124)	(124)
Other	2,927	58	(1)	57	5,308	58	(1)	57
Total	$179,867	$58	$(151)	$(93)	$479,812	$80	$(276)	$(196)

As of March 31, 2018, restricted and non-restricted marketable investment securities included debt securities of $175 million with contractual maturities within one year and $5 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of March 31, 2018, the unrealized losses related to our investments in debt securities primarily represented investments in United States treasury and agency securities, corporate securities and other.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	March 31, 2018		December 31, 2017
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$111,505	$(68)	$410,145	$(156)
12 months or more	24,093	(83)	34,340	(120)
Total	$135,598	$(151)	$444,485	$(276)

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$2,012,886	$1,226,608	$786,278	$—	$1,425,798	$655	$1,425,143	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$71,866	$71,866	$—	$—	$84,286	$84,286	$—	$—
Commercial Paper	—	—	—	—	107,962	—	107,962	—
Corporate securities	105,074	—	105,074	—	282,256	—	282,256	—
Other	2,927	—	2,732	195	5,308	—	5,113	195

Equity securities	56,078	56,078	—	—	93,367	93,367	—	—
Total	$235,945	$127,944	$107,806	$195	$573,179	$177,653	$395,331	$195

As of March 31, 2018 and December 31, 2017, our Level 3 investments were immaterial.

During the three months ended March 31, 2018, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2018	2017
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$567	$2,272
Marketable investment securities - unrealized gains (losses) on equity securities	(37,289)	—
Equity in earnings	1,446	(726)
Other	468	3,199
Total	$(34,808)	$4,745

6.Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2018	2017
	(In thousands)
Finished goods	$281,288	$248,233
Work-in-process and service repairs	51,705	54,455
Raw materials	14,753	18,320
Total inventory	$347,746	$321,008

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			March 31,	December 31,
	(In Years)			2018	2017
				(In thousands)
Equipment leased to customers	2	-	5	$2,250,393	$2,323,100
EchoStar XV		15		277,658	277,658
EchoStar XVIII		15		411,255	411,255
D1		N/A		55,000	55,000
T1		14.25		100,000	100,000
Satellites acquired under capital lease agreements	10	-	15	499,819	499,819
Furniture, fixtures, equipment and other	2	-	10	1,804,873	1,779,109
Buildings and improvements	3	-	40	294,522	293,571
Land		—		14,057	14,057
Construction in progress		—		105,602	103,176
Total property and equipment				5,813,179	5,856,745
Accumulated depreciation				(3,706,248)	(3,673,084)
Property and equipment, net				$2,106,931	$2,183,661

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Equipment leased to customers	$110,521	$136,134
Satellites	25,086	29,012
Buildings, furniture, fixtures, equipment and other	57,365	39,484
Total depreciation and amortization	$192,972	$204,630

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

As of March 31, 2018, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
		Degree	(Years)/Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15
EchoStar XVIII	June 2016	61.5	15

Leased from EchoStar (1):
EchoStar VII (2)	February 2002	119	June 2018
EchoStar IX	August 2003	121	Month to month
EchoStar X (3)	February 2006	110	February 2021
EchoStar XI (3)	July 2008	110	September 2021
EchoStar XIV (3)	March 2010	119	February 2023
EchoStar XVI (4)	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 12 for further information on our Related Party Transactions with EchoStar.
(2)	The satellite capacity agreement for EchoStar VII will expire on June 30, 2018.
(3)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(4)	We have the option to renew this lease for an additional five-year period.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.Long-Term Debt and Capital Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
4 1/4% Senior Notes due 2018 (1)	$969,388	$969,340	$1,025,861	$1,031,596
7 7/8% Senior Notes due 2019	1,400,000	1,472,730	1,400,000	1,501,206
5 1/8% Senior Notes due 2020	1,100,000	1,103,828	1,100,000	1,127,588
6 3/4% Senior Notes due 2021	2,000,000	2,022,740	2,000,000	2,120,480
5 7/8% Senior Notes due 2022	2,000,000	1,920,740	2,000,000	2,014,140
5% Senior Notes due 2023	1,500,000	1,359,255	1,500,000	1,432,335
5 7/8% Senior Notes due 2024	2,000,000	1,794,980	2,000,000	1,952,220
2 3/8% Convertible Notes due 2024	1,000,000	885,570	1,000,000	962,860
7 3/4% Senior Notes due 2026	2,000,000	1,894,280	2,000,000	2,118,400
3 3/8% Convertible Notes due 2026	3,000,000	2,879,610	3,000,000	3,262,290
Other notes payable	44,178	44,178	44,928	44,928
Subtotal	17,013,566	$16,347,251	17,070,789	$17,568,043
Unamortized debt discount on the Convertible Notes	(903,094)		(925,360)
Unamortized deferred financing costs and other debt discounts, net	(44,324)		(46,782)
Capital lease obligations (2)	94,830		104,318
Total long-term debt and capital lease obligations (including current portion)	$16,160,978		$16,202,965

(1)

During the three months ended March 31, 2018, we repurchased $56 million of our 4 1/4% Senior Notes due 2018 in open market trades.  The remaining balance of $969 million was included in “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of March 31, 2018.    This remaining balance matured on April 1, 2018 and on April 2, 2018, we redeemed it from our cash and marketable investment securities balances.

(2)	Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

9.Commitments and Contingencies

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

Non-Controlling Investments

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

Northstar Investment.    Through American II, we own an 85%  non-controlling interest in Northstar Spectrum.  Northstar Manager, LLC (“Northstar Manager”) owns a 15% controlling interest in, and is the sole manager of, Northstar Spectrum.  As of March 31, 2018, the total equity contributions from American II and Northstar Manager to Northstar Spectrum were approximately $7.621 billion and $133 million, respectively.  As of March 31, 2018, the total loans from American II to Northstar Wireless under the Northstar Credit Agreement (as defined below) for payments to the FCC related to the Northstar Licenses (as defined below) were approximately $500 million.

SNR Investment.    Through American III, we own an 85% non-controlling interest in SNR HoldCo.  SNR Wireless Management, LLC (“SNR Management”) owns a 15% controlling interest in, and is the sole manager of, SNR HoldCo.  As of March 31, 2018, the total equity contributions from American III and SNR Management to SNR HoldCo were approximately $5.590 billion and $93 million, respectively.  As of March 31, 2018, the total loans from American III to SNR Wireless under the SNR Credit Agreement (as defined below) for payments to the FCC related to the SNR Licenses (as defined below) were approximately $500 million.

AWS-3 Auction

Northstar Wireless and SNR Wireless each filed applications with the FCC to participate in Auction 97 (the “AWS-3 Auction”) for the purpose of acquiring certain AWS-3 Licenses.  Each of Northstar Wireless and SNR Wireless applied to receive bidding credits of 25% as designated entities under applicable FCC rules.

Northstar Wireless was the winning bidder for AWS-3 Licenses with gross winning bid amounts totaling approximately $7.845 billion, which after taking into account a 25% bidding credit, was approximately $5.884 billion.  SNR Wireless was the winning bidder for AWS-3 Licenses with gross winning bid amounts totaling approximately $5.482 billion, which after taking into account a 25% bidding credit, was approximately $4.112 billion.  In addition to the net winning bids, SNR Wireless made a bid withdrawal payment of approximately $8 million.

FCC Order and October 2015 Arrangements.  On August 18, 2015, the FCC released a Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless).

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

FCC Licenses.  On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  By October 2021, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Interim Build-Out Requirement”).  By October 2027, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Final Build-Out Requirement”).  If the AWS-3 Interim Build-Out Requirement is not met, the AWS-3 License term and the AWS-3 Final Build-Out Requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement.  If the AWS-3 Final Build-Out Requirement is not met, the authorization for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement may terminate.  These wireless spectrum licenses expire in October 2027 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Qui Tam.   On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  See “Contingencies – Litigation – Vermont National Telephone Company” for further information.

D.C. Circuit Court Opinion.  On August 29, 2017, the United States Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) in SNR Wireless LicenseCo, LLC, et al. v. Federal Communications Commission, 868 F.3d 1021 (D.C. Cir. 2017) (the “Appellate Decision”) affirmed the Order in part, and remanded the matter to the FCC to give Northstar Wireless and SNR Wireless an opportunity to seek to negotiate a cure of the issues identified by the FCC in the Order (a “Cure”).  On January 26, 2018, SNR Wireless and Northstar Wireless filed a petition for a writ of certiorari, asking the United States Supreme Court to hear an appeal from the Appellate Decision.  We cannot predict with any degree of certainty the timing or outcome of these proceedings.

Order on Remand.    On January 24, 2018, the FCC released an Order on Remand, DA 18-70 (the “Order on Remand”) purporting to establish a procedure to afford Northstar Wireless and SNR Wireless the opportunity to implement a Cure pursuant to the Appellate Decision.  The Order on Remand provides that Northstar Wireless and SNR Wireless each have until April 24, 2018 to file the necessary documentation to demonstrate that, in light of such changes, each of Northstar Wireless and SNR Wireless qualifies for the very small business bidding credit that it sought in the AWS-3 Auction.  Additionally, the Order on Remand provides that if either Northstar Wireless or SNR Wireless needs additional time to negotiate new or amended agreements, it may request to extend the deadline for such negotiations for an additional 45 days (extending the deadline to June 8, 2018).  On April 16, 2018, the FCC approved Northstar Wireless’ and SNR Wireless’ requests to extend the deadline for such negotiations to June 8, 2018.  SNR Wireless and Northstar Wireless have submitted several requests for meetings with the FCC regarding a Cure.  To date, the FCC has responded in writing to one of those requests by declining to grant a meeting and has not responded to the other requests.  SNR Wireless and Northstar Wireless have filed a Joint Application for Review of the Order on Remand, which remains pending.  We cannot predict with any degree of certainty the timing or outcome of these proceedings.

Northstar Operative Agreements

Northstar LLC Agreement.    Northstar Spectrum is governed by a limited liability company agreement by and between American II and Northstar Manager (the “Northstar Spectrum LLC Agreement”).  Pursuant to the Northstar Spectrum LLC Agreement, American II and Northstar Manager made pro-rata equity contributions in Northstar Spectrum.

On March 31, 2018, American II, Northstar Spectrum, and Northstar Manager amended and restated the Northstar Spectrum LLC Agreement, to, among other things:  (i) exchange $6.870 billion of the amounts outstanding and owed by Northstar Wireless to American II pursuant to the Northstar Credit Agreement (as defined below) for 6,870,493 Class A Preferred Interests in Northstar Spectrum (the “Northstar Preferred Interests”); (ii) replace the existing investor protection provisions with the investor protections described by the FCC in Baker Creek Communications, LLC, Memorandum Opinion and Order, 13 FCC Rcd 18709, 18715 (1998); (iii) delete the obligation of Northstar Manager to consult with American II regarding budgets and business plans; and (iv) remove the requirement that Northstar Spectrum’s systems be interoperable with ours.  The Northstar Preferred Interests: (a) are non-voting; (b) have a 12 percent mandatory quarterly distribution, which can be paid in cash or additional face amount of Northstar Preferred Interests at the sole discretion of Northstar Manager; and (c) have a liquidation preference equal to the then-current face amount of the Northstar Preferred Interests plus accrued and unpaid mandatory quarterly distributions in the event of certain liquidation events or deemed liquidation events (e.g., a merger or dissolution of Northstar Spectrum, or a sale of substantially all of Northstar Spectrum’s assets).  As a result of the exchange noted in (i) above, a principal amount of $500 million of debt remains under the Northstar Credit Agreement, as described below.

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

On March 31, 2018, American II, Northstar Wireless, and Northstar Spectrum amended and restated the Northstar Credit Agreement, to, among other things: (i) lower the interest rate on the remaining $500 million principal balance under the Northstar Credit Agreement from 12 percent per annum to six percent per annum; (ii) eliminate the higher interest rate that would apply in the case of an event of default; and (iii) modify and/or remove certain obligations of Northstar Wireless to prepay the outstanding loan amounts.

SNR Operative Agreements

SNR LLC Agreement.  SNR HoldCo is governed by a limited liability company agreement by and between American III and SNR Management (the “SNR HoldCo LLC Agreement”).  Pursuant to the SNR HoldCo LLC Agreement, American III and SNR Management made pro-rata equity contributions in SNR HoldCo.

On March 31, 2018, American III, SNR Holdco, SNR Wireless Management, and John Muleta amended and restated the SNR HoldCo LLC Agreement, to, among other things: (i) exchange $5.065 billion of the amounts outstanding and owed by SNR Wireless to American III pursuant to the SNR Credit Agreement (as defined below) for 5,065,415 Class A Preferred Interests in SNR Holdco (the “SNR Preferred Interests”); (ii) replace the existing investor protection provisions with the investor protections described by the FCC in Baker Creek Communications, LLC, Memorandum Opinion and Order, 13 FCC Rcd 18709, 18715 (1998); (iii) delete the obligation of SNR Management to consult with American III regarding budgets and business plans; and (iv) remove the requirement that SNR Management’s systems be interoperable with ours.  The SNR Preferred Interests: (a) are non-voting; (b) have a 12 percent mandatory quarterly distribution, which can be paid in cash or additional face amount of SNR Preferred Interests at the sole discretion of SNR Management; and (c) have a liquidation preference equal to the then-current face amount of the SNR Preferred Interests plus accrued and unpaid mandatory quarterly distributions in the event of certain liquidation events or deemed liquidation events (e.g., a merger or dissolution of SNR Holdco, or a sale of substantially all of SNR Holdco’s assets).  As a result of the exchange noted in (i) above, a principal amount of $500 million of debt remains under the SNR Credit Agreement, as described below.



SNR Credit Agreement.  On October 1, 2015, American III, SNR Wireless and SNR HoldCo amended the First Amended and Restated Credit Agreement dated October 13, 2014, by and among American III, as Lender, SNR Wireless, as Borrower, and SNR HoldCo, as Guarantor (as amended, the “SNR Credit Agreement”), to provide, among other things, that:  (i) the SNR Interim Payment and any SNR Re-Auction Payment will be made by American III directly to the FCC and will be deemed as loans under the SNR Credit Agreement; (ii) the FCC is a third-party beneficiary with respect to American III’s obligation to pay the SNR Interim Payment and any SNR Re-Auction Payment;

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

On March 31, 2018, American III, SNR Wireless, and SNR Holdco amended and restated SNR Credit Agreement, to, among other things: (i) lower the interest rate on the remaining $500 million principal balance under the SNR Credit Agreement from 12 percent per annum to six percent per annum; (ii) eliminate the higher interest rate that would apply in the case of an event of default; and (iii) modify and/or remove certain obligations of SNR Wireless to prepay the outstanding loan amounts.

The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential payments related to the Northstar Re-Auction Payment and the SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of March 31, 2018, the remaining obligation of our guarantee was $111 million.

As of March 31, 2018, we have not recorded a liability on the balance sheet for this guarantee.

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

For certain cases described on the following pages, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties.  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Customedia Technologies, L.L.C.

On February 10, 2016, Customedia Technologies, L.L.C. (“Customedia”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of four patents: United States Patent No. 8,719,090 (the “090 patent”); United States Patent No. 9,053,494 (the “494 patent”); United States Patent No. 7,840,437 (the “437 patent”); and United States Patent No. 8,955,029 (the “029 patent”).  Each patent is entitled “System for Data Management And On-Demand Rental And Purchase Of Digital Data Products.”  Customedia alleges infringement in connection with our addressable advertising services, our DISH Anywhere feature, and our Pay-Per-View and video-on-demand offerings.  In December 2016 and January 2017, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents.  On June 12, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging the 090 patent and the 437 patent; on July 18, 2017, it agreed to institute proceedings on our petitions challenging the 029 patent; and on July 28, 2017, it agreed to institute proceedings on our petitions challenging the 494 patent.  These instituted proceedings cover all asserted claims of each of the asserted patents.  Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation.  On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions.  The litigation in the District Court has been stayed since August 8, 2017 pending resolution of the proceedings at the United States Patent and Trademark Office.  Customedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On December 1, 2017, Dragon IP filed a petition for panel rehearing with the United States Court of Appeals for the Federal Circuit, which the Court of Appeals denied on January 31, 2018.  On March 16, 2018, Dragon IP filed a petition asking the United States Supreme Court to hear a further appeal on the constitutionality of the procedure by which the United States Patent and Trademark Office invalidated the asserted claims of the 444 patent.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On April 10, 2018, the litigation in the District of Delaware was dismissed with prejudice, and on April 23, 2018, DISH Network L.L.C.’s and our petitions before the United States Patent and Trademark Office were terminated.  This matter is now concluded.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Michael Heskiaoff, Marc Langenohl, and Rafael Mann

On July 10, 2015, Messrs. Michael Heskiaoff and Marc Langenohl, purportedly on behalf of themselves and all others similarly situated, filed suit against our subsidiary Sling Media, Inc. (now known as “Sling Media L.L.C.,” which we acquired as a result of the completion of the Share Exchange on February 28, 2017) in the United States District Court for the Southern District of New York.  The complaint alleges that Sling Media Inc.’s display of advertising to its customers violates a number of state statutes dealing with consumer deception.  On September 25, 2015, the plaintiffs filed an amended complaint, and Mr. Rafael Mann, purportedly on behalf of himself and all others similarly situated, filed an additional complaint alleging similar causes of action.  On November 16, 2015, the cases were consolidated.  On August 12, 2016, the Court granted our motion to dismiss the consolidated case.  On September 12, 2016, the plaintiffs moved the Court for leave to file an amended complaint, which we opposed.  On March 22, 2017, the Court denied the plaintiffs’ motion for leave to file an amended complaint and entered judgment in favor of Sling Media L.L.C.  On April 17, 2017, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, which heard oral argument on November 7, 2017.  On November 22, 2017, the United States Court of Appeals for the Second Circuit affirmed the trial court’s judgment in favor of Sling Media L.L.C.  This matter is now concluded.

Realtime Data LLC and Realtime Adaptive Streaming LLC

On June 6, 2017, Realtime Data LLC d/b/a IXO (“Realtime”) filed an amended complaint in the United States District Court for the Eastern District of Texas (the “Original Texas Action”) against us; our wholly-owned subsidiaries DISH Network L.L.C., DISH Technologies L.L.C. (then known as EchoStar Technologies L.L.C.), Sling TV L.L.C. and Sling Media L.L.C.; EchoStar, and EchoStar’s wholly-owned subsidiary Hughes Network Systems, LLC; and Arris Group, Inc.  Realtime’s initial complaint in the Original Texas Action, filed on February 14, 2017, had named only EchoStar and Hughes Network Systems, LLC as defendants.  The amended complaint in the Original Texas Action alleges infringement of United States Patent No. 8,717,204 (the “204 patent”), entitled “Methods for encoding and decoding data”; United States Patent No. 9,054,728 (the “728 patent”), entitled “Data compression systems and methods”; United States Patent No. 7,358,867 (the “867 patent”), entitled “Content independent data compression method and system”; United States Patent No. 8,502,707 (the “707 patent”), entitled “Data compression systems and methods”; United States Patent No. 8,275,897 (the “897 patent”), entitled “System and methods for accelerated data storage and retrieval”; United States. Patent No. 8,867,610 (the “610 patent”), entitled “System and methods for video and audio data distribution”; United States Patent No. 8,934,535 (the “535 patent”), entitled “Systems and methods for video and audio data storage and distribution”; and United States Patent No. 8,553,759 (the “759 patent”), entitled “Bandwidth sensitive data compression and decompression.”  Realtime alleges that DISH, Sling TV, Sling Media and Arris streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in Hughes’ products and services infringe the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.

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

As a result, neither we nor any of our subsidiaries is a defendant in the Original Texas Action; the Court has dismissed without prejudice the Second Texas Action and the Third Texas Action; and our wholly-owned subsidiaries DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. as well as Arris Group, Inc., are defendants in the Colorado Action, which now has Realtime Adaptive Streaming as the named plaintiff.  The Court has set trial for December 16, 2019.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Among other things, the Amended Injunction provided DISH Network L.L.C a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH TV goods and services.  On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit.  On February 2, 2018, the plaintiffs filed a notice claiming that DISH Network L.L.C. failed to prove that it met the Demonstration Requirements, as required by the Injunction, and asking the Court to impose a two-year ban on telemarketing by us, and a two-year ban on accepting orders from our primary retailers.  On April 10, 2018, the plaintiffs withdrew their February 2, 2018 notice, without prejudice, and the Court vacated the hearing that had been set on the matter.

During the second quarter 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during prior periods.  Our total accrual at March 31, 2018 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  On April 5, 2018, the Court entered a $61 million judgment in favor of the class.  On May 4, 2018, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit.    During the second quarter 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at March 31, 2018 was $61 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

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

Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint.    Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent.  On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents.  On October 26, 2017, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent, and it invalidated all of the asserted claims of those patents.  On February 7, 2018, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 404 patent, and it invalidated all of the asserted claims of that patent on the basis of our petition.  On February 10, 2018, the United States Patent and Trademark Office issued a final written decision on our petition challenging the 268 patent, and it invalidated all of the asserted claims.  On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims.  All asserted claims have now been invalidated by the United States Patent and Trademark Office.  To date, TQ Delta has filed notices of appeal from six of the nine final written decisions adverse to it.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action.  The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless.  The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules.  Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA.  Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.  On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C.  The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings.  See “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” above for further information.  On September 7, 2017, the defendants in the Vermont National action filed a motion with the United States District Court for the District of Columbia to further stay the litigation until resolution of the FCC proceedings.  On December 12, 2017 and January 29, 2018, the Court entered further stays.  On April 30, 2018, the parties submitted a Joint Status Report in which the defendants asked the Court to maintain the stay and Vermont National asked the Court to lift the stay.

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

10.Segment Reporting

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

The total assets, revenue and operating income by segment were as follows:

	As of
	March 31,	December 31,
	2018	2017
	(In thousands)
Total assets:
Pay-TV	$28,673,503	$28,353,581
Wireless	23,638,763	23,377,088
Eliminations	(22,157,333)	(21,956,903)
Total assets	$30,154,933	$29,773,766

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Revenue:
Pay-TV	$3,458,487	$3,680,361
Wireless	—	—
Eliminations	—	—
Total revenue	$3,458,487	$3,680,361

Operating income (loss):
Pay-TV	$539,302	$621,665
Wireless	(9,796)	(14,345)
Eliminations	—	—
Total operating income (loss)	$529,506	$607,320

Geographic Information.  Revenue is attributed to geographic regions based upon the location where the goods and services are provided.  All subscriber-related revenue was derived from the United States.  Substantially all of our long-lived assets reside in the United States.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table summarizes revenue by geographic region:

	For the Three Months Ended
	March 31,
Revenue:	2018	2017
	(In thousands)
United States	$3,449,016	$3,670,764
Canada and Mexico	9,471	9,597
Total revenue	$3,458,487	$3,680,361

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2018	2017
	(In thousands)
Pay-TV video and related revenue	$3,347,597	$3,536,462
Broadband revenue	75,107	107,624
Equipment sales and other revenue	35,783	36,275
Total	$3,458,487	$3,680,361

All revenues during the three months ended March 31, 2018 were derived from our Pay-TV segment.

11.Contract Balances

Our valuation and qualifying accounts activity as of March 31, 2018 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
For the three months ended March 31, 2018	$15,511	$21,561	$(24,333)	$12,739

Deferred revenue related to contracts with subscribers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.  Changes in deferred revenue related to contracts with subscribers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2017	$699,597
Recognition of unearned revenue	(1,861,695)
Deferral of revenue	1,896,745
Balance as of March 31, 2018	$734,647

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue.  As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

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

“Trade accounts receivable”

As of March 31, 2018 and December 31, 2017, trade accounts receivable from EchoStar was $4 million and $2 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of March 31, 2018 and December 31, 2017, trade accounts payable to EchoStar was $60 million and $42 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended March 31, 2018 and 2017, we received $4 million and $1 million, respectively, for services provided to EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

“Subscriber-related expenses”

During the three months ended March 31, 2018 and 2017, we incurred $13 million and $19 million, respectively, of subscriber-related expenses for services provided to us by EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

“Satellite and transmission expenses”

During the three months ended March 31, 2018 and 2017, we incurred expenses of $85 million and $89 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  EchoStar is a supplier of the vast majority of our transponder capacity.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

Satellite Capacity Leased from EchoStar. We have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  See “Pay-TV Satellites” in Note 7 for further information.  The term of each lease is set forth below:

•

EchoStar VII, X, XI and XIV.  On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar VII, X, XI and XIV satellites.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  The satellite capacity agreement for EchoStar VII will expire on June 30, 2018.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Nimiq 5 Agreement.  During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we currently receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussion under “Guarantees” in Note 9.

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

103 Degree Orbital Location/SES-3.  In May 2012, EchoStar entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree orbital location (the “103 Spectrum Rights”).  In June 2013, we and EchoStar entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which we may use and develop the 103 Spectrum Rights.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights.  Both the 103 Spectrum Development Agreement and DISH 103 Spectrum Development Agreement were terminated on March 31, 2018.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that we will exercise our option to receive service on a replacement satellite.  Both the 103 Service Agreement and DISH 103 Service Agreement were terminated on March 31, 2018.

TT&C Agreement.  Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for certain satellites (the “TT&C Agreement”).  In February 2018, we amended the TT&C Agreement to, among other things, extend the term for one-year with four automatic one-year renewal periods.  The fees for services provided under the TT&C Agreement are calculated at either:  (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  We and EchoStar are able to terminate the TT&C Agreement for any reason upon 12 months notice.

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

“General and administrative expenses”

During the three months ended March 31, 2018 and 2017, we incurred $5 million and $3 million, respectively, of general and administrative expenses for services provided to us by EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement renewed on January 1, 2018 for an additional one-year period until January 1, 2019 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.  In connection with the completion of the Share Exchange on February 28, 2017, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Share Exchange Agreement.

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

We and EchoStar file combined income tax returns in certain states.  In 2015 and 2014, EchoStar earned and recognized a tax benefit for certain state income tax credits that EchoStar estimates it would be unable to utilize in the future if it had filed separately from us.  In addition, EchoStar earned and recognized tax benefits for certain federal income tax credits, a portion of which were allocated to us under IRS rules for affiliated companies.  We expect to utilize these tax credits to reduce our federal and state income tax payable in the future.  In accordance with accounting rules that apply to transfers of assets between entities under common control, we recorded a capital contribution of less than $1 million in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets for the year ended December 31, 2017 representing the amount that we estimate is more likely than not to be realized by us as a result of our utilization of these tax credits earned.  Any payments made to EchoStar related to the utilization of these credits will be recorded as a reduction to “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Hughes Broadband Master Services Agreement.   In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.  For the three months ended March 31, 2018 and 2017, we purchased broadband equipment from HNS of $10 million and $7 million, respectively, under the MSA.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$16,843	$17,779

	As of
	March 31,	December 31,
	2018	2017
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$17,063	$16,685
Commitments to NagraStar	$1,893	$4,927

Related Party Transactions with Dish Mexico

Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) is an entity that provides direct-to-home satellite services in Mexico, which is owned 49% by EchoStar.  We provide certain broadcast services and sell hardware such as digital set-top boxes and related components to Dish Mexico, which are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Sales:
Digital receivers and related components	$280	$871
Uplink services	$1,034	$1,023

	As of
	March 31,	December 31,
	2018	2017
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$1,415	$3,027

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 under the caption “Item 1A. Risk Factors.”  Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Our revenue and profit is primarily derived from Pay-TV programming services that we provide to our subscribers.  We also generate revenue from broadband services, equipment rental fees and other hardware related fees, including DVRs, broadband equipment, and fees from subscribers with multiple receivers; advertising services; fees earned from our in-home service operations; warranty services; and sales of digital receivers and related equipment to third-party pay-TV providers.  Our subscriber-related revenue has been declining due to, among other things, the continuing decline in our DISH TV subscriber base.  We expect this trend to continue.  Our most significant expenses are subscriber-related expenses, which are primarily related to programming, subscriber acquisition costs and depreciation and amortization.

Financial Highlights

2018 First Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.458 billion
•	Net income attributable to DISH Network of $368 million and basic and diluted earnings per share of common stock of $0.79 and $0.70, respectively.
•	Loss of approximately 94,000 net Pay-TV subscribers
•	Loss of approximately 185,000 net DISH TV subscribers
•	Addition of approximately 91,000 net Sling TV subscribers
•	Pay-TV ARPU of $84.50
•	Gross new DISH TV subscriber activations of approximately 297,000
•	DISH TV churn rate of 1.47%
•	DISH TV SAC of $707

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Consolidated Financial Condition as of March 31, 2018

•	Cash, cash equivalents and current marketable investment securities of $2.279 billion
•	Total assets of $30.155 billion
•	Total long-term debt and capital lease obligations of $16.161 billion

Business Segments

We currently operate two primary business segments:  (1) Pay-TV and (2) Wireless.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of March 31, 2018, we had 13.148 million Pay-TV subscribers in the United States, including 10.845 million DISH TV subscribers and 2.303 million Sling TV subscribers.

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

In addition, we have historically offered broadband services under the dishNET™ brand, which includes satellite broadband services that utilize advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) and wireline broadband services.  However, as of March 2018, we have transitioned our broadband business focus from wholesale to authorized representative arrangements, and we are no longer marketing dishNET broadband services. Our existing broadband subscribers will decline through customer attrition.  Generally, under these authorized representative arrangements, we will receive certain payments for each broadband service activation generated and installation performed, and we will not incur subscriber acquisition costs for these activations.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

For example, during the first quarter 2017, we transitioned our wholesale arrangement with Hughes to an authorized representative arrangement and entered into a master service agreement (the “MSA”) with Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes.  See “Hughes Broadband Master Services Agreement” in Note 12 under Related Party Transactions with EchoStar for further information.

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

As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Condensed Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock was recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”).  The first phase of our network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  See Note 9  “Commitments and Contingencies – DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the Northstar Re-Auction Payment and the SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans,  equity contributions or partnerships could vary significantly.  See Note 9  “Commitments and Contingencies – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Condensed Consolidated Financial Statements for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.  See Note 9  “Commitments and Contingencies” in the Notes to our Condensed Consolidated Financial Statements for further information.

Recent Developments

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services, and may exacerbate the risks described in our public filings.  For example, in April 2018, T-Mobile US, Inc. (“T‑Mobile”) announced its acquisition of Sprint Corporation (“Sprint”).

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We cannot predict the practical effect of the impact on us of T-Mobile’s acquisition of Sprint (if approved), including without limitation, the impact of any conditions on us (if any conditions are imposed).  However, it is possible that the outcomes resulting from this acquisition (if approved, with or without conditions) could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

For our Sling TV services, we offer a personalized TV experience with a customized channel line-up and two of the lowest priced live-linear online streaming services in the industry, our Sling Orange service and our Sling Blue service.  During 2018, we launched our “We  are Slingers” campaign.  While we plan to implement these and other new marketing efforts for our Sling TV services, there can be no assurance that we will ultimately be successful in increasing our net Sling TV subscriber activations.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, HD programming, pay-per-view, Latino and international subscriptions; broadband services, equipment rental fees and other hardware related fees, including DVRs, broadband equipment, and fees from subscribers with multiple receivers; advertising services; fees earned from our in-home service operations; warranty services; and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Subscriber acquisition costs.  While we primarily lease DBS receiver systems and broadband modem equipment, we also subsidize certain costs to attract new subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of DBS receiver systems to independent third-party retailers and other independent third-party distributors of our equipment, the cost of subsidized sales of DBS receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  Our “Subscriber acquisition costs” also includes costs associated with acquiring Sling TV subscribers including, among other things, costs related to acquisition advertising and our direct sales efforts and commissions.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors, which were previously expensed as “Subscriber acquisition costs.”  These amounts are now initially capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH TV SAC.    Subscriber acquisition cost measures are commonly used by those evaluating traditional companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new DISH TV subscriber activation,” or DISH TV SAC, and we believe presentations of pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our DISH TV SAC has historically been calculated as “Subscriber acquisition costs,” excluding “Subscriber acquisition costs” associated with our broadband services and Sling TV services, plus the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors, which were previously expensed as “Subscriber acquisition costs.”  These amounts are now initially capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations.  As such, as of January 1, 2018 our DISH TV SAC is calculated as “Subscriber acquisition costs,” excluding “Subscriber acquisition costs” associated with our broadband services and Sling TV services, plus capitalized payments made under certain sales incentive programs, excluding amortization related to these payments, plus the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations.    We include all the costs of acquiring DISH TV subscribers (e.g., subsidized and capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new DISH TV subscribers in our calculation, including DISH TV subscribers added with little or no subscriber acquisition costs.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March  31, 2018 Compared to the Three Months Ended March  31, 2017.

	For the Three Months Ended March 31,		Variance
Statements of Operations Data	2018	2017	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,422,704	$3,644,086	$(221,382)	(6.1)
Equipment sales and other revenue	35,783	36,275	(492)	(1.4)
Total revenue	3,458,487	3,680,361	(221,874)	(6.0)

Costs and Expenses:
Subscriber-related expenses	2,184,951	2,243,187	(58,236)	(2.6)
% of Subscriber-related revenue	63.8%	61.6%
Satellite and transmission expenses	153,644	176,182	(22,538)	(12.8)
% of Subscriber-related revenue	4.5%	4.8%
Cost of sales - equipment and other	31,626	27,973	3,653	13.1
Subscriber acquisition costs	196,011	290,034	(94,023)	(32.4)
General and administrative expenses	169,777	131,035	38,742	29.6
% of Total revenue	4.9%	3.6%
Depreciation and amortization	192,972	204,630	(11,658)	(5.7)
Total costs and expenses	2,928,981	3,073,041	(144,060)	(4.7)

Operating income (loss)	529,506	607,320	(77,814)	(12.8)

Other Income (Expense):
Interest income	9,317	14,292	(4,975)	(34.8)
Interest expense, net of amounts capitalized	(2,957)	(29,170)	26,213	89.9
Other, net	(34,808)	4,745	(39,553)	*
Total other income (expense)	(28,448)	(10,133)	(18,315)	*

Income (loss) before income taxes	501,058	597,187	(96,129)	(16.1)
Income tax (provision) benefit, net	(115,737)	(207,112)	91,375	44.1
Effective tax rate	23.1%	34.7%
Net income (loss)	385,321	390,075	(4,754)	(1.2)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	17,761	14,360	3,401	23.7
Net income (loss) attributable to DISH Network	$367,560	$375,715	$(8,155)	(2.2)

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.148	13.528	(0.380)	(2.8)
DISH TV subscribers, as of period end (in millions)	10.845	11.832	(0.987)	(8.3)
Sling TV subscribers, as of period end (in millions)	2.303	1.696	0.607	35.8
Pay-TV subscriber additions (losses), net (in millions)	(0.094)	(0.143)	0.049	34.3
DISH TV subscriber additions (losses), net (in millions)	(0.185)	(0.338)	0.153	45.3
Sling TV subscriber additions (losses), net (in millions)	0.091	0.195	(0.104)	(53.3)
Pay-TV ARPU	$84.50	$86.55	$(2.05)	(2.4)
DISH TV subscriber additions, gross (in millions)	0.297	0.352	(0.055)	(15.6)
DISH TV churn rate	1.47%	1.92%	(0.45)%	(23.4)
DISH TV SAC	$707	$764	$(57)	(7.5)
EBITDA	$669,909	$802,335	$(132,426)	(16.5)

* Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  We lost approximately 94,000 net Pay-TV subscribers during the three months ended March 31, 2018 compared to the loss of approximately 143,000 net Pay-TV subscribers during the same period in 2017.  The decrease in net Pay-TV subscriber losses during the three months ended March 31, 2018 resulted from fewer net DISH TV subscriber losses, partially offset by fewer net Sling TV subscriber additions.  We lost approximately 185,000 net DISH TV subscribers during the three months ended March 31, 2018 compared to the loss of approximately 338,000 net DISH TV subscribers during the same period in 2017.  This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.  We added approximately 91,000 net Sling TV subscribers during the three months ended March 31, 2018 compared to the addition of approximately 195,000 net Sling TV subscribers during the same period in 2017.  This decrease in net Sling TV subscriber additions is primarily related to a higher number of customer disconnects on a larger Sling TV subscriber base and to increased competition, including competition from other OTT service providers.

Our DISH TV churn rate for the three months ended March 31, 2018 was 1.47% compared to 1.92% for the same period in 2017.  This decrease primarily resulted from our increased emphasis on acquiring and retaining higher quality subscribers.  While our DISH TV churn rate improved during the three months ended March 31, 2018, it continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the three months ended March 31, 2018, we activated approximately 297,000 gross new DISH TV subscribers compared to approximately 352,000 gross new DISH TV subscribers during the same period in 2017, a decrease of 15.6%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH TV subscribers, including an increased emphasis on acquiring higher quality subscribers.

During September 2017, Hurricane Maria caused extraordinary damage in Puerto Rico and the U.S. Virgin Islands, resulting in a widespread loss of power and infrastructure.  Given the devastation and loss of power, substantially all customers in those areas were unable to receive our service as of September 30, 2017.  In an effort to ensure customers would not be charged for services they were unable to receive, we proactively paused service for those customers.  Accordingly, we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count as of September 30, 2017.  During the fourth quarter 2017, 75,000 of these customers reactivated.  During the first quarter 2018, 24,000 of these customers reactivated.  We incurred certain costs in connection with the re-activation of these returning subscribers, and accordingly, these returning customers were recorded as gross new DISH TV subscriber activations with the corresponding costs recorded in “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and/or in “Purchases of property and equipment” on our Condensed Consolidated Statements of Cash Flows.  We cannot predict when the remaining subscribers in Puerto Rico and the U.S. Virgin Islands discussed above will be able to receive service, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return.  Although we continue to assess the potential impact of Hurricane Maria on our subscriber base, the impact of the hurricane did not have a material effect on our overall financial position or results of operations.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.423 billion for the three months ended March 31, 2018, a decrease of $221 million or 6.1% compared to the same period in 2017.  The decrease in “Subscriber-related revenue” from the same period in 2017 was primarily related to the decrease in Pay-TV ARPU discussed below and a lower average Pay-TV subscriber base.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $84.50 during the three months ended March 31, 2018 versus $86.55 during the same period in 2017.  The $2.05 or 2.4% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a shift in DISH TV programming package mix to lower priced programming packages.    Pay-TV ARPU was also negatively impacted by the adoption of ASU 2014-09 on January 1, 2018.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH TV programming package price increases in February 2018 and 2017 and an increase in Sling TV subscribers with higher priced Sling TV programming packages.

Subscriber-related expenses.  “Subscriber-related expenses” totaled  $2.185 billion during the three months ended March 31, 2018, a decrease of $58 million or 2.6% compared to the same period in 2017.  The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber, partially offset by higher programming costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” represented 63.8% and 61.6% of “Subscriber-related revenue” during the three months ended March 31, 2018 and 2017, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs per subscriber, discussed above.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $196 million during the three months ended March 31, 2018, a decrease of $94 million or 32.4% compared to the same period in 2017.  This change was primarily attributable to the adoption of ASU 2014-09, fewer gross new DISH TV subscriber activations and a decrease in Sling TV and broadband subscriber acquisition costs.    Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors.  These amounts were previously expensed as “Subscriber acquisition costs.”    See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

DISH TV SAC.  DISH TV SAC was $707 during the three months ended March 31, 2018 compared to $764 during the same period in 2017, a decrease of $57 or 7.5%.  This change was primarily attributable to a decrease in hardware costs per activation, a decrease in advertising costs per activation and the reactivation of subscribers in Puerto Rico during the first quarter 2018.  The expenses we incurred for the reactivation of subscribers in Puerto Rico were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV subscriber activations during the quarter ended March 31, 2018.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH TV subscriber accounts.

During the three months ended March 31, 2018 and 2017, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $21 million and $42 million, respectively.  This decrease in capital expenditures under our lease program for new DISH TV subscribers resulted primarily from fewer gross new DISH TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

General and administrative expenses.  “General and administrative expenses” totaled $170 million during the three months ended March 31, 2018, a $39 million or 29.6% increase compared to the same period in 2017.  This change was primarily related to the positive impact from the reimbursement of legal fees during 2017.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $3 million during the three months ended March 31, 2018,  a decrease of $26 million compared to the same period in 2017.  This decrease was primarily related to an increase of $25 million in capitalized interest principally associated with the commercialization of our wireless spectrum.  On June 14, 2017, the FCC issued an order granting our application to acquire the 600 MHz Licenses.  The addition of the carrying amount of these licenses, together with the carrying amount of current wireless spectrum licenses, exceeded the amount of long-term debt and capital lease obligations on our Condensed Consolidated Balance Sheets since June 14, 2017.  Therefore, beginning June 14, 2017, materially all of our interest expense is being capitalized.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net.  “Other, net” expense was $35 million during the three months ended March 31, 2018 compared to income of $5 million for the same period in 2017.  This change primarily resulted from an increase in net unrealized losses on our marketable investment securities.  See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $670 million during the three months ended March 31, 2018, a decrease of $132 million or 16.5% compared to the same period in 2017.  The decrease in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  These changes in operating income include a $36 million positive impact related to the adoption of ASU 2014-09.  In addition, during the three months ended March 31, 2018, EBITDA was negatively impacted by an increase in “Other, net” expense of $40 million.  The following table reconciles EBITDA to the accompanying financial statements.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
EBITDA	$669,909	$802,335
Interest, net	6,360	(14,878)
Income tax (provision) benefit, net	(115,737)	(207,112)
Depreciation and amortization	(192,972)	(204,630)
Net income (loss) attributable to DISH Network	$367,560	$375,715

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

Income tax (provision) benefit, net.  Our income tax provision was $116 million during the three months ended March 31, 2018,  a decrease of $91 million compared to the same period in 2017.  The decrease in the provision was primarily related to a decrease in our effective tax rate as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), which, among other things, lowered the federal statutory corporate tax rate from 35% to 21%,  and the decrease in “Income (loss) before income taxes.”

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities.  As of March 31, 2018, our cash, cash equivalents and current marketable investment securities totaled $2.279 billion compared to $1.981 billion as of December 31, 2017,  an increase of $298  million.  This increase in cash, cash equivalents and current marketable investment securities primarily resulted from cash generated from operating activities of $752 million, partially offset by capital expenditures of $365  million (including capitalized interest related to FCC authorizations) and $56 million of repurchases of our 4 1/4% Senior Notes due 2018 in open market trades.

Cash Flow

The following discussion highlights our cash flow activities during the three months ended March 31, 2018.

Cash flows from operating activities

For the three months ended March 31, 2018, we reported “Net cash flows from operating activities” of $752 million primarily attributable to $707 million of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments” and “Deferred tax expense (benefit).”

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cash flows from investing activities

For the three months ended March 31, 2018, we reported outflows from “Net cash flows from investing activities” of $57 million primarily related to capital expenditures of $365 million (including capitalized interest related to FCC authorizations), partially offset by $304 million in net sales of marketable investment securities.  The capital expenditures included $294 million of capitalized interest related to FCC authorizations, $40 million for new and existing DISH TV subscriber equipment and $31 million of other corporate capital expenditures.

Cash flows from financing activities

For the three months ended March 31, 2018, we reported outflows from “Net cash flows from financing activities” of $59 million primarily related to the $56 million of repurchases of our 4 1/4% Senior Notes due 2018 in open market trades.

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

Free cash flow can be significantly impacted from period to period by changes in “Net income (loss)” adjusted to exclude certain non-cash charges, operating assets and liabilities, “Purchases of property and equipment,” and “Capitalized interest related to FCC authorizations.”  These items are shown in the “Net cash flows from operating activities” and “Net cash flows from investing activities” sections on our Condensed Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, net Pay-TV subscriber additions (losses), subscriber revenue, DISH TV subscriber churn, subscriber acquisition and retention costs including amounts capitalized under our equipment lease programs for DISH TV subscribers, operating efficiencies, increases or decreases in purchases of property and equipment, expenditures related to the commercialization of our wireless spectrum and other factors.  In addition, certain changes resulting from the Tax Reform Act, including, among other things, limitations on the deductibility of interest, may increase cash paid for income taxes and decrease free cash flow in 2018.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Free cash flow	$387,027	$539,271
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	364,524	397,496
Net cash flows from operating activities	$751,551	$936,767

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Subscriber Base

We lost approximately 94,000 net Pay-TV subscribers during the three months ended March 31, 2018 compared to the loss of approximately 143,000 net Pay-TV subscribers during the same period in 2017.  The decrease in net Pay-TV subscriber losses during the three months ended March 31, 2018 resulted from fewer net DISH TV subscriber losses, partially offset by fewer net Sling TV subscriber additions.  We lost approximately 185,000 net DISH TV subscribers during the three months ended March 31, 2018 compared to the loss of approximately 338,000 net DISH TV subscribers during the same period in 2017.  This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.  We added approximately 91,000 net Sling TV subscribers during the three months ended March 31, 2018 compared to the addition of approximately 195,000 net Sling TV subscribers during the same period in 2017.  This decrease in net Sling TV subscriber additions is primarily related to a higher number of customer disconnects on a larger Sling TV subscriber base and to increased competition, including competition from other OTT service providers.    See “Results of Operations” above for further information.

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

Covenants and Restrictions Related to our Long-Term Debt

We are subject to the covenants and restrictions set forth in the indentures related to our long-term debt.  In particular, the indentures related to our outstanding senior notes issued by DISH DBS Corporation (“DISH DBS”) contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:  (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets.  Should we fail to comply with these covenants, all or a portion of the debt under the senior notes and our other long-term debt could become immediately payable.  The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur.  In addition, the 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”) and the 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024,” and collectively with the Convertible Notes due 2026, the “Convertible Notes”) provide that, if a “fundamental change” (as defined in the related indenture) occurs, holders may require us to repurchase for cash all or part of their Convertible Notes.  As of the date of filing of this Quarterly Report on Form 10-Q, we and DISH DBS were in compliance with the covenants and restrictions related to our respective long-term debt.

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

We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  See Note 9  “Commitments and Contingencies – DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the Northstar Re-Auction Payment and the SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans,  equity contributions or partnerships could vary significantly.  See Note 9  “Commitments and Contingencies – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Condensed Consolidated Financial Statements for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.  See Note 9  “Commitments and Contingencies” in the Notes to our Condensed Consolidated Financial Statements for further information.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty.  While modest fluctuations in the cost of capital will not likely impact our current operational plans, significant fluctuations could have a material adverse effect on our business, results of operations and financial condition.

Debt Maturity

During the three months ended March 31, 2018, we repurchased $56 million of our 4 1/4% Senior Notes due 2018 in open market trades.  The remaining balance of $969 million matured on April 1, 2018 and on April 2, 2018, we redeemed it from our cash and marketable investment securities balances.

Off-Balance Sheet Arrangements

Other than the “Guarantees” disclosed in Note 9 in the Notes to our Condensed Consolidated Financial Statements, we generally do not engage in off-balance sheet financing activities.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

New Accounting Pronouncements

Leases.   In February 2016, the FASB issued new guidance on the accounting for leases, ASU 2016-02 Leases (“ASU 2016-02”).  The guidance amends the existing accounting standards for lease accounting, including the requirement that lessees recognize right of use assets and lease liabilities initially measured at the present value of the lease payments for all leases with a term of greater than twelve months.  The accounting guidance for lessors remains largely unchanged.  The effective date of this standard for us will be January 1, 2019.  While we have not determined the effect of the standard on our ongoing financial reporting, we currently believe the most significant change will be the recognition of right of use assets and lease liabilities on our Condensed Consolidated Balance Sheets.  We have established a multidisciplinary team to assess the implementation of this guidance and are currently in the process of identifying and implementing changes to our systems, process, and internal controls to meet the requirements of the standard.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2018.  For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART II — OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

See Note 9  “Commitments and Contingencies – Litigation” in the Notes to our Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2017 include a detailed discussion of our risk factors.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from January 1, 2018 through March 31, 2018:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)
	(In thousands, except share data)
January 1, 2018 - January 31, 2018	—	$—	—	$1,000,000
February 1, 2018 - February 28, 2018	—	$—	—	$1,000,000
March 1, 2018 - March 31, 2018	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

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

Item 6.EXHIBITS

(a)Exhibits.

3.1**

Amended and Restated Bylaws of DISH Network Corporation (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DISH Network Corporation filed April 3, 2018, Commission File No. 0-26176).

10.1*	Second Amended and Restated Credit Agreement, dated March 31, 2018, by and among American AWS-3 Wireless II L.L.C., Northstar Wireless, LLC and Northstar Spectrum, LLC.

10.2*	Second Amended and Restated Credit Agreement, dated March 31, 2018, by and among American AWS-3 Wireless III L.L.C., SNR Wireless LicenseCo, LLC and SNR Wireless HoldCo, LLC.

10.3*	Second Amended and Restated Limited Liability Company Agreement of Northstar Spectrum, LLC, dated March 31, 2018, by and between Northstar Manager, LLC and American AWS-3 Wireless II L.L.C.

10.4*

Second Amended and Restated Limited Liability Company Agreement of SNR Wireless HoldCo, LLC, dated March 31, 2018, by and between SNR Wireless Management, LLC, John Muleta and American AWS-3 Wireless III L.L.C.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2018 filed on May 8, 2018, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

*	Filed herewith.

**	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISH NETWORK CORPORATION

By:	/s/ W. Erik Carlson
W. Erik Carlson
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Steven E. Swain
Steven E. Swain
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Paul W. Orban
Paul W. Orban
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:  May 8, 2018