Form 10-Q
period 2018-06-30
DISH Network CORP
filed 2018-08-03
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018.

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

As of July 24, 2018, the registrant’s outstanding common stock consisted of 229,081,093 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

•

We face increasing competition from other distributors of unique programming services such as foreign language, sports programming and original content that may limit our ability to maintain subscribers that desire these unique programming services.

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

•

Any failure or inadequacy of our information technology infrastructure and communications systems, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

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

•

We rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems and security access devices, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

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

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$1,007,784	$1,479,508
Marketable investment securities	547,004	501,165
Trade accounts receivable, net of allowance for doubtful accounts of $11,588 and $15,511, respectively	641,888	653,948
Inventory	329,507	321,008
Other current assets	217,527	329,394
Total current assets	2,743,710	3,285,023

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	72,972	72,407
Property and equipment, net	2,047,928	2,183,661
FCC authorizations	24,237,651	23,725,789
Other investment securities	115,870	113,460
Other noncurrent assets, net	431,881	393,426
Total noncurrent assets	26,906,302	26,488,743
Total assets	$29,650,012	$29,773,766

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$284,767	$393,305
Deferred revenue and other	709,050	709,074
Accrued programming	1,554,525	1,571,273
Accrued interest	270,185	282,006
Other accrued expenses (Note 9)	778,165	803,822
Current portion of long-term debt and capital lease obligations	34,824	1,068,524
Total current liabilities	3,631,516	4,828,004

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	15,109,600	15,134,441
Deferred tax liabilities	2,217,077	2,019,538
Long-term deferred revenue and other long-term liabilities	465,112	470,487
Total long-term obligations, net of current portion	17,791,789	17,624,466
Total liabilities	21,423,305	22,452,470

Commitments and Contingencies (Note 9)

Redeemable noncontrolling interests (Note 2)	420,580	383,390

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 229,080,977 and 228,033,671 shares issued and outstanding, respectively	2,291	2,280
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	3,354,300	3,296,488
Accumulated other comprehensive income (loss)	735	882
Accumulated earnings (deficit)	4,443,977	3,635,380
Total DISH Network stockholders’ equity (deficit)	7,803,687	6,937,414
Noncontrolling interests	2,440	492
Total stockholders’ equity (deficit)	7,806,127	6,937,906
Total liabilities and stockholders’ equity (deficit)	$29,650,012	$29,773,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Subscriber-related revenue	$3,419,760	$3,614,279	$6,842,464	$7,258,365
Equipment sales and other revenue	41,085	29,353	76,868	65,628
Total revenue	3,460,845	3,643,632	6,919,332	7,323,993

Costs and Expenses (exclusive of depreciation shown separately below - Note 7):
Subscriber-related expenses	2,159,427	2,242,775	4,344,378	4,485,962
Satellite and transmission expenses	146,052	163,980	299,696	340,162
Cost of sales - equipment and other	36,117	22,136	67,743	50,109
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	9,108	22,388	25,038	43,399
Other subscriber acquisition costs	68,734	134,817	145,806	276,761
Subscriber acquisition advertising	105,420	118,255	208,429	245,334
Total subscriber acquisition costs	183,262	275,460	379,273	565,494
General and administrative expenses	190,625	179,812	360,402	310,847
Litigation expense (Note 9)	—	295,695	—	295,695
Depreciation and amortization (Note 7)	172,702	211,671	365,674	416,301
Total costs and expenses	2,888,185	3,391,529	5,817,166	6,464,570

Operating income (loss)	572,660	252,103	1,102,166	859,423

Other Income (Expense):
Interest income	10,619	12,447	19,936	26,739
Interest expense, net of amounts capitalized	(2,865)	(26,269)	(5,822)	(55,439)
Other, net	21,432	3,167	(13,376)	7,912
Total other income (expense)	29,186	(10,655)	738	(20,788)

Income (loss) before income taxes	601,846	241,448	1,102,904	838,635
Income tax (provision) benefit, net	(141,560)	(182,686)	(257,297)	(389,798)
Net income (loss)	460,286	58,762	845,607	448,837
Less: Net income (loss) attributable to noncontrolling interests, net of tax	21,569	18,646	39,330	33,006
Net income (loss) attributable to DISH Network	$438,717	$40,116	$806,277	$415,831

Weighted-average common shares outstanding - Class A and B common stock:
Basic	467,425	466,019	467,036	465,717
Diluted	525,849	466,935	525,607	519,861

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.94	$0.09	$1.73	$0.89
Diluted net income (loss) per share attributable to DISH Network	$0.83	$0.09	$1.53	$0.86

Comprehensive Income (Loss):
Net income (loss)	$460,286	$58,762	$845,607	$448,837
Other comprehensive income (loss):
Foreign currency translation adjustments	(657)	639	(257)	846
Unrealized holding gains (losses) on available-for-sale securities	49	801	154	6,965
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(3)	(630)	(5)	(634)
Deferred income tax (expense) benefit, net	(13)	(62)	(39)	(2,326)
Total other comprehensive income (loss), net of tax	(624)	748	(147)	4,851
Comprehensive income (loss)	459,662	59,510	845,460	453,688
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	21,569	18,646	39,330	33,006
Comprehensive income (loss) attributable to DISH Network	$438,093	$40,864	$806,130	$420,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$845,607	$448,837
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	365,674	416,301
Realized and unrealized losses (gains) on investments	17,425	(4,759)
Non-cash, stock-based compensation	18,772	11,863
Deferred tax expense (benefit)	196,707	347,550
Other, net	(65,625)	41,716
Changes in current assets and current liabilities, net	(53,222)	231,588
Net cash flows from operating activities	1,325,338	1,493,096

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(523,948)	(72,224)
Sales and maturities of marketable investment securities	461,152	92,671
Purchases of property and equipment	(168,119)	(212,387)
Capitalized interest related to FCC authorizations (Note 2)	(472,773)	(452,421)
Purchases of FCC authorizations, including deposits (Note 9)	—	(4,711,154)
Purchases of strategic investments	—	(90,381)
Other, net	6,225	10,229
Net cash flows from investing activities	(697,463)	(5,435,667)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes (Note 8)	—	1,000,000
Redemption and repurchases of senior notes	(1,088,392)	—
Repayment of long-term debt and capital lease obligations	(20,152)	(20,086)
Payments made to parent of transferred businesses	—	(7,098)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	11,730	16,778
Debt issuance costs	—	(6,158)
Other, net	(2,760)	—
Net cash flows from financing activities	(1,099,574)	983,436

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(471,699)	(2,959,135)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	1,479,901	5,325,184
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$1,008,202	$2,366,049

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of June 30, 2018, we had 12.997 million Pay-TV subscribers in the United States, including 10.653 million DISH TV subscribers and 2.344 million Sling TV subscribers.

In addition, we have historically offered broadband services under the dishNET™ brand, which includes satellite broadband services that utilize advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) and wireline broadband services.  However, as of the first quarter 2018, we have transitioned our broadband business focus from wholesale to authorized representative arrangements, and we are no longer marketing dishNET broadband services.  Our existing broadband subscribers will decline through customer attrition.  Generally, under these authorized representative arrangements, we will receive certain payments for each broadband service activation generated and installation performed, and we will not incur subscriber acquisition costs for these activations.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”).  The first phase of our network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  As of June 30, 2018, we have entered into deployment services agreements, master lease agreements and contracts with multiple parties for, among other things, the development, manufacture and/or deployment of towers, wireless radios and chipsets in connection with the first phase of our network deployment.    We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  See Note 9 for further information.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through our wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), we initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets.  Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements.  See Note 2 for further information.

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

On February 28, 2017, we and EchoStar and certain of our respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplink services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of HNS.  In connection with the Share Exchange, we and EchoStar and certain of their subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 12 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Redeemable Noncontrolling Interests

Northstar Wireless.  Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, which is an entity owned by Northstar Manager, LLC (“Northstar Manager”) and us.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate Northstar Spectrum into our financial statements.  The Northstar Operative Agreements, as amended, provide for, among other things, that after the fifth and sixth anniversaries of the grant of the AWS-3 Licenses to Northstar Wireless (and in certain circumstances, prior to the fifth anniversary of the grant of the AWS-3 Licenses to Northstar Wireless), Northstar Manager has the ability, but not the obligation, to require Northstar Spectrum to purchase Northstar Manager’s ownership interests in Northstar Spectrum (the “Northstar Put Right”) for a purchase price that generally equals its equity contribution to Northstar Spectrum plus a fixed annual rate of return.  In the event that the Northstar Put Right is exercised by Northstar Manager, the consummation of the sale will be subject to FCC approval.  Northstar Spectrum does not have a call right with respect to Northstar Manager’s ownership interests in Northstar Spectrum.  Although Northstar Manager is the sole manager of Northstar Spectrum, Northstar Manager’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets.  Northstar Manager’s ownership interest in Northstar Spectrum was initially accounted for at fair value.  Subsequently, Northstar Manager’s ownership interest in Northstar Spectrum is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” in our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The operating results of Northstar Spectrum attributable to Northstar Manager are recorded as “Redeemable noncontrolling interests” in our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 9 for further information.

SNR Wireless.  SNR Wireless is a wholly-owned subsidiary of SNR HoldCo, which is an entity owned by SNR Wireless Management, LLC (“SNR Management”) and us.  Under the applicable accounting guidance in ASC 810, SNR HoldCo is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate SNR HoldCo into our financial statements.  The SNR Operative Agreements, as amended, provide for, among other things, that after the fifth and sixth anniversaries of the grant of the AWS-3 Licenses to SNR Wireless (and in certain circumstances, prior to the fifth anniversary of the grant of the AWS-3 Licenses to SNR Wireless), SNR Management has the ability, but not the obligation, to require SNR HoldCo to purchase SNR Management’s ownership interests in SNR HoldCo (the “SNR Put Right”) for a purchase price that generally equals its equity contribution to SNR HoldCo plus a fixed annual rate of return.  In the event that the SNR Put Right is exercised by SNR Management, the consummation of the sale will be subject to FCC approval.  SNR HoldCo does not have a call right with respect to SNR Management’s ownership interests in SNR HoldCo.  Although SNR Management is the sole manager of SNR HoldCo, SNR Management’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets.  SNR Management’s ownership interest in SNR HoldCo was initially accounted for at fair value.  Subsequently, SNR Management’s ownership interest in SNR HoldCo is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The operating results of SNR HoldCo attributable to SNR Management are recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 9 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, relative standalone selling prices of performance obligations, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, independent third-party retailer incentives, programming expenses and subscriber lives.  Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

Capitalized Interest

We capitalize interest associated with the acquisition or construction of certain assets, including, among other things, our wireless spectrum licenses, build-out costs associated with our network deployment and satellites.  Capitalization of interest begins when, among other things, steps are taken to prepare the asset for its intended use and ceases when the asset is ready for its intended use or when these activities are substantially suspended.

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

As of June 30, 2018 and December 31, 2017, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.  See Note 5 for the fair value of our marketable investment securities and derivative financial instruments.

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

Revenue Recognition

Our revenue is primarily derived from Pay-TV programming services that we provide to our subscribers.  We also generate revenue from equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our in-home service operations; broadband services; warranty services; and sales of digital receivers and related equipment to third-party pay-TV providers.  See Note 10 for further information, including revenue disaggregated by major source.

Our residential video subscribers contract for individual services or combinations of services, as discussed above, the majority of which are generally capable of being distinct and are accounted for as separate performance obligations.  We consider our installations for first time DISH TV subscribers to be a service.  However, since we provide a significant integration service combining the installation with programming services, we have concluded that the installation is not distinct from programming and thus the installation and programming services are accounted for as a single performance obligation.  We generally satisfy these performance obligations and recognize revenue as the services are provided, for example as the programming is broadcast to subscribers, as this best represents the transfer of control of the services to the subscriber.

In cases where a subscriber is charged certain nonrefundable upfront fees, those fees are generally considered to be material rights to the subscriber related to the subscriber’s option to renew without having to pay an additional fee upon renewal.  These fees are deferred and recognized over the estimated period of time during which the fee remains material to the customer, which we estimate to be less than one year.  Revenues arising from our in-home service operations that are separate from the initial installation, such as mounting a TV on a subscriber’s wall, are generally recognized when these services are performed.

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

Contract Balances

The timing of revenue recognition generally differs from the timing of invoicing to customers.  When revenue is recognized prior to invoicing, we record a receivable.  When revenue is recognized subsequent to invoicing, we record deferred revenue.  Our residential video subscribers are typically billed monthly, and the contract balances for those customers arise from the timing of the monthly billing cycle.  We do not adjust the amount of consideration for financing impacts as we apply a practical expedient when we anticipate that the period between transfer of goods and services and eventual payment for those goods and services will be less than one year.  See Note 11 for further information, including balance and activity detail about our allowance for doubtful accounts and deferred revenue related to contracts with subscribers.

Assets recognized related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the three and six months ended June 30, 2018, we capitalized $49 million and $90 million, respectively, under these programs.  The amortization expense related to these programs was $5 million and $8 million, respectively, for the three and six months ended June 30, 2018.  As of June 30, 2018, we had a total of $96 million capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other currents assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In addition, we are providing additional disclosures comparing the results under previous guidance to those as follows:

Condensed Consolidated Statements of Operations	DISH Network (as would have been reported under previous standards)	Impact of adopting ASU 2014-09	DISH Network (as currently reported)
	(In thousands)
For the Three Months Ended June 30, 2018
Subscriber-related revenue	$3,422,474	$(2,714)	$3,419,760
Subscriber-related expenses	$2,162,252	$(2,825)	$2,159,427
Total subscriber acquisition costs	$227,221	$(43,959)	$183,262
Operating income (loss)	$528,590	$44,070	$572,660
Income (loss) before income taxes	$557,776	$44,070	$601,846
Income tax (provision) benefit, net	$(130,488)	$(11,072)	$(141,560)
Net income (loss) attributable to DISH Network	$405,719	$32,998	$438,717
Diluted net income (loss) per share attributable to DISH Network	$0.77	$0.06	$0.83

For the Six Months Ended June 30, 2018
Subscriber-related revenue	$6,854,106	$(11,642)	$6,842,464
Subscriber-related expenses	$4,351,630	$(7,252)	$4,344,378
Total subscriber acquisition costs	$463,530	$(84,257)	$379,273
Operating income (loss)	$1,022,299	$79,867	$1,102,166
Income (loss) before income taxes	$1,023,037	$79,867	$1,102,904
Income tax (provision) benefit, net	$(237,634)	$(19,663)	$(257,297)
Net income (loss) attributable to DISH Network	$746,073	$60,204	$806,277
Diluted net income (loss) per share attributable to DISH Network	$1.42	$0.11	$1.53

Condensed Consolidated Balance Sheets	DISH Network (as would have been reported under previous standards)	Impact of adopting ASU 2014-09	DISH Network (as currently reported)
	(In thousands)
As of June 30, 2018
Inventory	$292,983	$36,524	$329,507
Other current assets	$191,420	$26,107	$217,527
Other noncurrent assets, net	$361,803	$70,078	$431,881
Total assets	$29,517,303	$132,709	$29,650,012
Deferred revenue and other	$661,639	$47,411	$709,050
Deferred tax liabilities	$2,196,622	$20,455	$2,217,077
Long-term deferred revenue and other long-term liabilities	$462,794	$2,318	$465,112
Total liabilities	$21,353,121	$70,184	$21,423,305
Total stockholders' equity (deficit)	$7,743,602	$62,525	$7,806,127
Total liabilities and stockholders' equity (deficit)	$29,517,303	$132,709	$29,650,012

The adoption of ASU 2014-09 had no impact to cash flows from operating, investing and financing activities on our Condensed Consolidated Statements of Cash Flows.

Research and Development

Research and development costs are expensed as incurred.  Research and development costs totaled $6 million and $9 million for the three months ended June 30, 2018 and 2017, respectively.  Research and development costs totaled $12 million and $16 million for the six months ended June 30, 2018 and 2017, respectively.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Net income (loss)	$460,286	$58,762	$845,607	$448,837
Less: Net income (loss) attributable to noncontrolling interests, net of tax	21,569	18,646	39,330	33,006
Net income (loss) attributable to DISH Network - Basic	438,717	40,116	806,277	415,831
Interest on dilutive Convertible Notes, net of tax (1)	—	—	—	30,125
Net income (loss) attributable to DISH Network - Diluted	$438,717	$40,116	$806,277	$445,956

Weighted-average common shares outstanding - Class A and B common stock:
Basic	467,425	466,019	467,036	465,717
Dilutive impact of Convertible Notes	58,192	—	58,192	53,152
Dilutive impact of stock awards outstanding	232	916	379	992
Diluted	525,849	466,935	525,607	519,861

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.94	$0.09	$1.73	$0.89
Diluted net income (loss) per share attributable to DISH Network	$0.83	$0.09	$1.53	$0.86

(1)	For the three and six months ended June 30, 2018, materially all of our interest expense was capitalized. See Note 2 for further information.

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

	As of June 30,
	2018	2017
	(In thousands)
Anti-dilutive stock awards	4,084	1,536
Performance based options	4,921	6,896
Restricted Performance Units/Awards	1,926	1,281
Common stock warrants	46,029	46,029
Total	56,960	55,742

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Cash paid for interest (including capitalized interest)	$471,737	$496,644
Cash received for interest	6,203	4,760
Cash paid for income taxes	18,217	20,427
Capitalized interest (1)	512,161	488,123
Initial equity component of the 2 3/8% Convertible Notes due 2024, net of deferred taxes of $92,512	—	159,869
Employee benefits paid in Class A common stock	27,321	23,134
Assets financed under capital lease obligations	142	—

(1)	See Note 2 for further information.

5.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2018	2017
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$196	$195
Strategic - trading/equity (Note 2)	71,943	93,367
Other	474,865	407,603
Total current marketable investment securities	547,004	501,165
Restricted marketable investment securities (1)	72,554	72,014
Total marketable investment securities	619,558	573,179

Restricted cash and cash equivalents (1)	418	393

Other investment securities:
Other investment securities - equity method	115,870	113,460
Total other investment securities	115,870	113,460

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$735,846	$687,032

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities –  Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility.  As of June 30, 2018, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

Current Marketable Investment Securities - Other

Our current other marketable investment securities portfolio includes investments in various debt instruments including, among others, commercial paper, corporate securities and United States treasury and/or agency securities.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2018 and December 31, 2017, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2018 and December 31, 2017, we had accumulated net unrealized losses  of less than $1 million.  These amounts, net of related tax effect, were accumulated net unrealized losses of less than $1 million.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of June 30, 2018				As of December 31, 2017
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$72,301	$—	$(59)	$(59)	$84,286	$22	$(141)	$(119)
Commercial paper	50,000	—	—	—	107,962	—	(10)	(10)
Corporate securities	423,253	77	(124)	(47)	282,256	—	(124)	(124)
Other	2,061	58	—	58	5,308	58	(1)	57
Total	$547,615	$135	$(183)	$(48)	$479,812	$80	$(276)	$(196)

As of June 30, 2018, restricted and non-restricted marketable investment securities included debt securities of $432 million with contractual maturities within one year and $116 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of June 30, 2018, the unrealized losses related to our investments in debt securities primarily represented investments in United States treasury and agency securities and corporate securities.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	June 30, 2018		December 31, 2017
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$328,752	$(147)	$410,145	$(156)
12 months or more	14,771	(36)	34,340	(120)
Total	$343,523	$(183)	$444,485	$(276)

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$969,510	$2,794	$966,716	$—	$1,425,798	$655	$1,425,143	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$72,301	$72,301	$—	$—	$84,286	$84,286	$—	$—
Commercial Paper	50,000	—	50,000	—	107,962	—	107,962	—
Corporate securities	423,253	—	423,253	—	282,256	—	282,256	—
Other	2,061	—	1,865	196	5,308	—	5,113	195

Equity securities	71,943	71,943	—	—	93,367	93,367	—	—
Total	$619,558	$144,244	$475,118	$196	$573,179	$177,653	$395,331	$195

As of June 30, 2018 and December 31, 2017, our Level 3 investments were immaterial.

During the six months ended June 30, 2018, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2018	2017	2018	2017
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$5,393	$2,487	$6,139	$4,759
Marketable investment securities - unrealized gains (losses) on equity securities	16,441	—	(20,848)	—
Costs related to early redemption of debt	(2,537)	—	(2,716)	—
Equity in earnings	759	1,120	2,205	394
Other	1,376	(440)	1,844	2,759
Total	$21,432	$3,167	$(13,376)	$7,912

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2018	2017
	(In thousands)
Finished goods	$267,602	$248,233
Work-in-process and service repairs	47,510	54,455
Raw materials	14,395	18,320
Total inventory	$329,507	$321,008

7.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			June 30,	December 31,
	(In Years)			2018	2017
				(In thousands)
Equipment leased to customers	2	-	5	$2,195,942	$2,323,100
EchoStar XV		15		277,658	277,658
EchoStar XVIII		15		411,255	411,255
D1		N/A		55,000	55,000
T1		14.25		100,000	100,000
Satellites acquired under capital lease agreements	10	-	15	499,819	499,819
Furniture, fixtures, equipment and other	2	-	10	1,818,854	1,779,109
Buildings and improvements	3	-	40	295,118	293,571
Land		—		14,057	14,057
Construction in progress		—		116,697	103,176
Total property and equipment				5,784,400	5,856,745
Accumulated depreciation				(3,736,472)	(3,673,084)
Property and equipment, net				$2,047,928	$2,183,661

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Equipment leased to customers	$111,877	$145,603	$222,398	$281,737
Satellites	25,086	29,414	50,172	58,426
Buildings, furniture, fixtures, equipment and other	35,739	36,654	93,104	76,138
Total depreciation and amortization	$172,702	$211,671	$365,674	$416,301

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pay-TV Satellites.  We currently utilize 11 satellites in geostationary orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life.  We currently utilize certain capacity on seven satellites that we lease from EchoStar, which are accounted for as operating leases.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

As of June 30, 2018, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
		Degree	(Years)/Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15
EchoStar XVIII	June 2016	61.5	15

Leased from EchoStar (1):
EchoStar VII (2)	February 2002	119	June 2018
EchoStar IX	August 2003	121	Month to month
EchoStar X (3)	February 2006	110	February 2021
EchoStar XI (3)	July 2008	110	September 2021
EchoStar XIV (3)	March 2010	119	February 2023
EchoStar XVI (4)	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II (5)	December 2008	129	January 2019

(1)	See Note 12 for further information on our Related Party Transactions with EchoStar.
(2)	The satellite capacity agreement for EchoStar VII expired on June 30, 2018.
(3)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(4)	We have the option to renew this lease for an additional five-year period.
(5)

On July 30, 2018, we did not provide notice to renew our lease for the capacity of Ciel II.  Accordingly, our lease for the capacity of Ciel II will expire in January 2019 at the conclusion of the initial term.  There can be no assurance that the expiration of our lease for capacity of Ciel II will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.Long-Term Debt and Capital Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
4 1/4% Senior Notes due 2018 (1)	$—	$—	$1,025,861	$1,031,596
7 7/8% Senior Notes due 2019 (2)	1,337,469	1,391,596	1,400,000	1,501,206
5 1/8% Senior Notes due 2020	1,100,000	1,093,081	1,100,000	1,127,588
6 3/4% Senior Notes due 2021	2,000,000	2,008,440	2,000,000	2,120,480
5 7/8% Senior Notes due 2022	2,000,000	1,887,200	2,000,000	2,014,140
5% Senior Notes due 2023	1,500,000	1,312,710	1,500,000	1,432,335
5 7/8% Senior Notes due 2024	2,000,000	1,710,580	2,000,000	1,952,220
2 3/8% Convertible Notes due 2024	1,000,000	885,640	1,000,000	962,860
7 3/4% Senior Notes due 2026	2,000,000	1,765,580	2,000,000	2,118,400
3 3/8% Convertible Notes due 2026	3,000,000	2,891,460	3,000,000	3,262,290
Other notes payable	43,423	43,423	44,928	44,928
Subtotal	15,980,892	$14,989,710	17,070,789	$17,568,043
Unamortized debt discount on the Convertible Notes	(880,434)		(925,360)
Unamortized deferred financing costs and other debt discounts, net	(41,924)		(46,782)
Capital lease obligations (3)	85,890		104,318
Total long-term debt and capital lease obligations (including current portion)	$15,144,424		$16,202,965

(1)	On April 2, 2018, we redeemed the principal balance of our 4 1/4% Senior Notes due 2018.
(2)	During the six months ended June 30, 2018, we repurchased $62 million of our 7 7/8% Senior Notes due 2019 in open market trades. The remaining balance of $1.338 billion matures on September 1, 2019.
(3)	Disclosure regarding fair value of capital leases is not required.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

700 MHz Licenses.  In 2008, we paid $712 million to acquire certain 700 MHz E Block (“700 MHz”) wireless spectrum licenses, which were granted to us by the FCC in February 2009.  These licenses are subject to certain build-out requirements.  By March 2020, we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “700 MHz Build-Out Requirement”).  If the 700 MHz Build-Out Requirement is not met with respect to any particular E Block license area, our authorization may terminate for the geographic portion of that license area in which we are not providing service.  In addition to the 700 MHz Build-Out Requirement deadline in March 2020, these wireless spectrum licenses also expire in March 2020 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

H Block Licenses.  On April 29, 2014, the FCC issued an order granting our application to acquire all 176 wireless spectrum licenses in the H Block auction.  We paid approximately $1.672 billion to acquire these H Block licenses, including clearance costs associated with the lower H Block spectrum.  The H Block licenses are subject to certain build-out requirements.  By April 2022, we must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block license (the “H Block Build-Out Requirement”).  If the H Block Build-Out Requirement is not met, our authorization for each H Block license area in which we do not meet the requirement may terminate.  These wireless spectrum licenses expire in April 2024 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

Commercialization of Our Wireless Spectrum Licenses and Related Assets. We have made substantial investments to acquire certain wireless spectrum licenses and related assets.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  The first phase of our network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  As of June 30, 2018, we have entered into deployment services agreements, master lease agreements and contracts with multiple parties for, among other things, the development, manufacture and/or deployment of towers, wireless radios and chipsets in connection with the first phase of our network deployment.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.

On July 9, 2018, the FCC sent us a letter inquiring about our progress toward meeting certain buildout milestones by March 2020, which is publicly available on the FCC’s website.  We will continue to update the FCC about our progress on the first phase of our network deployment.  There is no assurance that the FCC will find our build-out, including the first phase of our network deployment, sufficient to meet the build-out requirements to which our wireless spectrum licenses are subject.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Non-Controlling Investments

During 2015, through our wholly-owned subsidiaries American II and American III, we initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements.  See Note 2 for further information.

Northstar Investment.    Through American II, we own a non-controlling interest in Northstar Spectrum, which is comprised of 85% of the Class B Common Interests and 100% of the Class A Preferred Interests of Northstar Spectrum.  Northstar Manager, LLC (“Northstar Manager”) is the sole manager of Northstar Spectrum and owns a controlling interest in Northstar Spectrum, which is comprised of 15% of the Class B Common Interests of Northstar Spectrum.  As of March 31, 2018, the total equity contributions from American II and Northstar Manager to Northstar Spectrum were approximately $7.621 billion and $133 million, respectively.  As of March 31, 2018, the total loans from American II to Northstar Wireless under the Northstar Credit Agreement (as defined below) for payments to the FCC related to the Northstar Licenses (as defined below) were approximately $500 million.

SNR Investment.    Through American III, we own a non-controlling interest in SNR HoldCo, which is comprised of 85% of the Class B Common Interests and 100% of the Class A Preferred Interests of SNR HoldCo.  SNR Wireless Management, LLC (“SNR Management”) is the sole manager of SNR HoldCo and owns a controlling interest in SNR HoldCo, which is comprised of 15% of the Class B Common Interests of SNR HoldCo.    As of March 31, 2018, the total equity contributions from American III and SNR Management to SNR HoldCo were approximately $5.590 billion and $93 million, respectively.  As of March 31, 2018, the total loans from American III to SNR Wireless under the SNR Credit Agreement (as defined below) for payments to the FCC related to the SNR Licenses (as defined below) were approximately $500 million.

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

D.C. Circuit Court Opinion.  On August 29, 2017, the United States Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) in SNR Wireless LicenseCo, LLC, et al. v. Federal Communications Commission, 868 F.3d 1021 (D.C. Cir. 2017) (the “Appellate Decision”) affirmed the Order in part, and remanded the matter to the FCC to give Northstar Wireless and SNR Wireless an opportunity to seek to negotiate a cure of the issues identified by the FCC in the Order (a “Cure”).  On January 26, 2018, SNR Wireless and Northstar Wireless filed a petition for a writ of certiorari, asking the United States Supreme Court to hear an appeal from the Appellate Decision, which the United States Supreme Court denied on June 25, 2018.

Order on Remand.    On January 24, 2018, the FCC released an Order on Remand, DA 18-70 (the “Order on Remand”) purporting to establish a procedure to afford Northstar Wireless and SNR Wireless the opportunity to implement a Cure pursuant to the Appellate Decision.  The Order on Remand provided that Northstar Wireless and SNR Wireless each had until April 24, 2018 to file the necessary documentation to demonstrate that, in light of such changes, each of Northstar Wireless and SNR Wireless qualifies for the very small business bidding credit that it sought in the AWS-3 Auction.  Additionally, the Order on Remand provides that if either Northstar Wireless or SNR Wireless needs additional time to negotiate new or amended agreements, it may request to extend the deadline for such negotiations for an additional 45 days (extending the deadline to June 8, 2018).  On April 16, 2018, the FCC approved Northstar Wireless’ and SNR Wireless’ requests to extend the deadline for such negotiations for an additional 45 days to June 8, 2018.  On June 8, 2018, Northstar Wireless and SNR Wireless each filed amended agreements to demonstrate that, in light of such changes, each of Northstar Wireless and SNR Wireless qualifies for the very small business bidding credit that it sought in the AWS-3 Auction.   The Order on Remand also provided, among other things, until July 23, 2018 for certain third-parties to file comments about any changes to the agreements proposed by Northstar Wireless and SNR Wireless and several third-parties filed comments (with one opposition). Northstar Wireless and SNR Wireless now have until September 6, 2018 to respond to such third-party comments, and Northstar Wireless and/or SNR Wireless may request to extend the deadline for such response for an additional 45 days (extending the deadline to October 21, 2018).

Northstar Wireless and SNR Wireless have submitted seven separate requests for meetings with the FCC regarding a Cure.  To date, with the lone exception of the Office of former Commissioner Mignon Clyburn, the parties have been refused an audience with the Commissioners and staff of the FCC.  Northstar Wireless and SNR Wireless have filed a Joint Application for Review of the Order on Remand requesting, among other things, an iterative negotiation process with the FCC regarding a Cure, which was denied on July 12, 2018.  We cannot predict with any degree of certainty the timing or outcome of these proceedings.

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

On June 7, 2018, American II, Northstar Spectrum, and Northstar Manager amended and restated the Second Amended and Restated Limited Liability Company Agreement, dated March 31, 2018, by and among American II, Northstar Spectrum, and Northstar Manager, to, among other things: (i) reduce the mandatory quarterly distribution for the Northstar Preferred Interests from 12 percent to eight percent from and after June 7, 2018; (ii) increase the window for Northstar Manager to “put” its interest in Northstar Spectrum to Northstar Spectrum after October 27, 2020 from 30 days to 90 days; (iii) provide an additional 90-day window for Northstar Manager to put its interest in Northstar Spectrum to Northstar Spectrum commencing on October 27, 2021; (iv) provide a right for Northstar Manager to require an appraisal of the fair market value of its interest in Northstar Spectrum at any time from October 27, 2022 through October 27, 2024, coupled with American II having the right to accept the offer to sell from Northstar Manager; (v) allow Northstar Manager to sell its interest in Northstar Spectrum without American II’s consent any time after October 27, 2020 (previously October 27, 2025); (vi) allow Northstar Spectrum to conduct an initial public offering without American II’s consent any time after October 27, 2022 (previously October 27, 2029); (vii) remove American II’s rights of first refusal with respect to Northstar Manager’s sale of its interest in Northstar Spectrum or Northstar Spectrum’s sale of any AWS-3 Licenses; and (viii) remove American II’s tag along rights with respect to Northstar Manager’s sale of its interest in Northstar Spectrum.

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

On June 7, 2018, American II, Northstar Wireless, and Northstar Spectrum amended and restated the Northstar Credit Agreement to, among other things: (i) extend the maturity date on the remaining loan balance from seven years to 10 years; and (ii) remove the obligation of Northstar Wireless to obtain American II’s consent for unsecured financing and equipment financing in excess of $25 million.

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

On June 7, 2018, American III, SNR Holdco, SNR Management, and John Muleta amended and restated the Second Amended and Restated Limited Liability Company Agreement, dated March 31, 2018, by and among American III, SNR Holdco, SNR Management and John Muleta, to, among other things: (i) reduce the mandatory quarterly distribution for the SNR Preferred Interests from 12 percent to eight percent from and after June 7, 2018; (ii) increase the window for SNR Management to “put” its interest in SNR Holdco to SNR Holdco after October 27, 2020 from 30 days to 90 days; (iii) provide an additional 90-day window for SNR Management to put its interest in SNR Holdco to SNR Holdco commencing on October 27, 2021; (iv) provide a right for SNR Management to require an appraisal of the fair market value of its interest in SNR Holdco at any time from October 27, 2022 through October 27, 2024, coupled with American III having the right to accept the offer to sell from SNR Management; (v) allow SNR Management to sell its interest in SNR Holdco without American III’s consent any time after October 27, 2020 (previously October 27, 2025); (vi) allow SNR Holdco to conduct an initial public offering without American III’s consent any time after October 27, 2022 (previously October 27, 2029); (vii) remove American III’s rights of first refusal with respect to SNR Management’s sale of its interest in SNR Holdco or SNR Holdco’s sale of any AWS-3 Licenses; and (viii) remove American III’s tag along rights with respect to SNR Management’s sale of its interest in SNR Holdco.



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

On March 31, 2018, American III, SNR Wireless, and SNR Holdco amended and restated the SNR Credit Agreement, to, among other things: (i) lower the interest rate on the remaining $500 million principal balance under the SNR Credit Agreement from 12 percent per annum to six percent per annum; (ii) eliminate the higher interest rate that would apply in the case of an event of default; and (iii) modify and/or remove certain obligations of SNR Wireless to prepay the outstanding loan amounts.

On June 7, 2018, American III, SNR Wireless, and SNR Holdco amended and restated the SNR Credit Agreement to, among other things: (i) extend the maturity date on the remaining loan balance from seven years to 10 years; and (ii) remove the obligation of SNR Wireless to obtain American III’s consent for unsecured financing and equipment financing in excess of $25 million.

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

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of June 30, 2018, the remaining obligation of our guarantee was $84 million.

As of June 30, 2018, we have not recorded a liability on the balance sheet for this guarantee.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Blue Spike, LLC

On July 6, 2018, Blue Spike, LLC (“Blue Spike”) filed a complaint against us and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of Reissued United States Patent RE44,222E1 (the “222 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; Reissued United States Patent RE44,307 (the “307 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; and United States Patent Nos. 7,287,275B2 (the “275 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 8,473,746 (the “746 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 8,224,705 (the “705 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 7,475,246 (the “246 patent”), entitled “Secure personal content server”; 8,739,295B2 (the “295 patent”), entitled “Secure personal content server”; 9,021,602 (the “602 patent”), entitled “Data Protection and Device”; 9,104,842 (the “842 patent”), entitled “Data Protection and Device”; 9,934,408 (the “408 patent”), entitled “Secure personal content server”; 7,159,116B2 (the “116 patent”), entitled “Systems, methods and devices for trusted transactions” (the “116 patent”); and 8,538,011B2 (the “011 patent”), entitled “Systems, methods and devices for trusted transactions.”  Blue Spike is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  It has filed more than 170 patent infringement cases since 2011.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Contemporary Display LLC

On June 4, 2018, Contemporary Display LLC (“Contemporary”) filed a complaint against us in the United States District Court for the Western District of Texas.  The complaint alleges infringement of United States Patent No. 6,028,643 (the “643 patent”), entitled “Multiple-Screen Video Adapter with Television Tuner”; United States Patent No. 6,429,903 (the “903 patent”), entitled “Video Adapter for Supporting at Least One Television Monitor”; United States Patent No. 6,492,997 (the “997 patent”), entitled “Method and System for Providing Selectable Programming in a Multi-Screen Mode”; United States Patent No. 7,500,202 (the “202 patent”), “Remote Control for Navigating Through Content in an Organized and Categorized Fashion”; and United States Patent No. 7,809,842 (the “842 patent”), entitled “Transferring Sessions Between Devices.”  The 643 patent and the 903 patent are directed to video adapters for use with multiple displays.  The 997 patent is directed to a system for presenting multiple video programs on a display device simultaneously.  The 202 patent is directed to a remote control for interacting with a set-top box having programmable features and “operational controls” on at least three sides of the remote control.  The 842 patent is directed to a system for managing online communication sessions between multiple devices.  Contemporary is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

Customedia Technologies, L.L.C.

On February 10, 2016, Customedia Technologies, L.L.C. (“Customedia”) filed a complaint against us and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of four patents: United States Patent No. 8,719,090 (the “090 patent”); United States Patent No. 9,053,494 (the “494 patent”); United States Patent No. 7,840,437 (the “437 patent”); and United States Patent No. 8,955,029 (the “029 patent”).  Each patent is entitled “System for Data Management And On-Demand Rental And Purchase Of Digital Data Products.”  Customedia alleges infringement in connection with our addressable advertising services, our DISH Anywhere feature, and our Pay-Per-View and video-on-demand offerings.  In December 2016 and January 2017, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents.  On June 12, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging the 090 patent and the 437 patent; on July 18, 2017, it agreed to institute proceedings on our petitions challenging the 029 patent; and on July 28, 2017, it agreed to institute proceedings on our petitions challenging the 494 patent.  These instituted proceedings cover all asserted claims of each of the asserted patents.  Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation.  On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions.  On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims.  On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims.  The litigation in the District Court has been stayed since August 8, 2017 pending resolution of the proceedings at the United States Patent and Trademark Office.  Customedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

On December 1, 2017, Dragon IP filed a petition for panel rehearing with the United States Court of Appeals for the Federal Circuit, which the Court of Appeals denied on January 31, 2018.  On March 16, 2018, Dragon IP filed a petition asking the United States Supreme Court to hear a further appeal on the constitutionality of the procedure by which the United States Patent and Trademark Office invalidated the asserted claims of the 444 patent.  That petition was dismissed on June 18, 2018.

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

Multimedia Content Management LLC

On July 25, 2018, Multimedia Content Management LLC filed a complaint against us in the United States District Court for the Western District of Texas.  Multimedia Content Management alleges that we infringe United States Patent No. 8,799,468 (the “468 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” and United States Patent No. 9,465,925 (the “925 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” in connection with impulse pay per view content offerings on certain set-top boxes.  Multimedia Content Management is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

The amended complaint in the Original Texas Action alleges infringement of United States Patent No. 8,717,204 (the “204 patent”), entitled “Methods for encoding and decoding data”; United States Patent No. 9,054,728 (the “728 patent”), entitled “Data compression systems and methods”; United States Patent No. 7,358,867 (the “867 patent”), entitled “Content independent data compression method and system”; United States Patent No. 8,502,707 (the “707 patent”), entitled “Data compression systems and methods”; United States Patent No. 8,275,897 (the “897 patent”), entitled “System and methods for accelerated data storage and retrieval”; United States Patent No. 8,867,610 (the “610 patent”), entitled “System and methods for video and audio data distribution”; United States Patent No. 8,934,535 (the “535 patent”), entitled “Systems and methods for video and audio data storage and distribution”; and United States Patent No. 8,553,759 (the “759 patent”), entitled “Bandwidth sensitive data compression and decompression.”  Realtime alleges that DISH, Sling TV, Sling Media and Arris streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in Hughes’ products and services infringe the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents.

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

Rothschild Broadcast Distribution Systems, LLC

On August 2, 2018, Rothschild Broadcast Distribution Systems, LLC (“Rothschild”) filed a complaint against us in the United States District Court for the Eastern District of Texas.  The complaint, which accuses the DISH Anywhere feature, alleges infringement of United States Patent 8,856,221 (the “221 patent”), entitled “System and Method for Storing Broadcast Content in a Cloud-based Computing Environment.”  Rothschild has filed more than 35 patent infringement cases since 2015.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Among other things, the Amended Injunction provided DISH Network L.L.C a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH TV goods and services.  On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit, which has scheduled oral argument on September 17, 2018.  On February 2, 2018, the plaintiffs filed a notice claiming that DISH Network L.L.C. failed to prove that it met the Demonstration Requirements, as required by the Injunction, and asking the Court to impose a two-year ban on telemarketing by us, and a two-year ban on accepting orders from our primary retailers.  On April 10, 2018, the plaintiffs withdrew their February 2, 2018 notice, without prejudice, and the Court vacated the hearing that had been set on the matter.

During the second quarter 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during periods prior to 2017.  Our total accrual at June 30, 2018 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  On April 5, 2018, the Court entered a $61 million judgment in favor of the class.  On May 4, 2018, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit.    During the second quarter 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at June 30, 2018 was $61 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

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

Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint.  Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action.    On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation.  The Special Litigation Committee’s report is due November 13, 2018.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent.  On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents.  On October 26, 2017, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent, and it invalidated all of the asserted claims of those patents.  On February 7, 2018, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 404 patent, and it invalidated all of the asserted claims of that patent on the basis of our petition.  On February 10, 2018, the United States Patent and Trademark Office issued a final written decision on our petition challenging the 268 patent, and it invalidated all of the asserted claims.  On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims.  All asserted claims have now been invalidated by the United States Patent and Trademark Office.  TQ Delta has filed notices of appeal from the nine final written decisions adverse to it.

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

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York.  The operative First Amended Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN.  On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner.  In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action.  The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless.  The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules.  Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA.  Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.  On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C.  The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings.  See “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” above for further information.  On September 7, 2017, the defendants in the Vermont National action filed a motion with the United States District Court for the District of Columbia to further stay the litigation until resolution of the FCC proceedings.  On December 12, 2017, January 29, 2018, May 9, 2018 and July 9, 2018, the Court extended the stay, which is now in effect until the earlier of October 10, 2018 or resolution of the proceedings before the FCC.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

10.Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  Operating income is the primary measure used by our chief operating decision maker to evaluate segment operating performance.  We currently operate two primary business segments:  (1) Pay-TV; and (2) Wireless.  See Note 1 for further information.

All other and eliminations primarily include intersegment eliminations related to intercompany debt and the related interest income and interest expense, which are eliminated in consolidation.

The total assets, revenue and operating income by segment were as follows:

	As of
	June 30,	December 31,
	2018	2017
	(In thousands)
Total assets:
Pay-TV	$28,125,561	$28,353,581
Wireless	23,892,140	23,377,088
Eliminations	(22,367,689)	(21,956,903)
Total assets	$29,650,012	$29,773,766

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
Pay-TV	$3,460,845	$3,643,632	$6,919,332	$7,323,993
Wireless	—	—	—	—
Eliminations	—	—	—	—
Total revenue	$3,460,845	$3,643,632	$6,919,332	$7,323,993

Operating income (loss):
Pay-TV	$581,323	$262,919	$1,120,625	$884,584
Wireless (1)	(8,663)	(10,816)	(18,459)	(25,161)
Eliminations	—	—	—	—
Total operating income (loss)	$572,660	$252,103	$1,102,166	$859,423

(1)

Operating income (loss) for the wireless segment was positively impacted for the three and six months ended June 30, 2018 by a decrease in depreciation expense associated with the T1 satellite, which was impaired during the fourth quarter 2017.

Geographic Information.    Revenue is attributed to geographic regions based upon the location where the goods and services are provided.  All subscriber-related revenue was derived from the United States.  Substantially all of our long-lived assets reside in the United States.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Revenue:	2018	2017	2018	2017
	(In thousands)
United States	$3,450,809	$3,632,203	$6,899,825	$7,302,967
Canada and Mexico	10,036	11,429	19,507	21,026
Total revenue	$3,460,845	$3,643,632	$6,919,332	$7,323,993

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2018	2017	2018	2017
	(In thousands)
Pay-TV video and related revenue	$3,352,354	$3,512,900	$6,699,951	$7,049,362
Broadband revenue	67,406	101,379	142,513	209,003
Equipment sales and other revenue	41,085	29,353	76,868	65,628
Total	$3,460,845	$3,643,632	$6,919,332	$7,323,993

All revenues during the three and six months ended June 30, 2018 were derived from our Pay-TV segment.

11.Contract Balances

Our valuation and qualifying accounts activity as of June 30, 2018 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
For the six months ended June 30, 2018	$15,511	$47,274	$(51,197)	$11,588

Deferred revenue related to contracts with subscribers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.  Changes in deferred revenue related to contracts with subscribers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2017	$699,597
Recognition of unearned revenue	(3,700,172)
Deferral of revenue	3,698,095
Balance as of June 30, 2018	$697,520

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.Related Party Transactions

Related Party Transactions with EchoStar

Following the Spin-off, we and EchoStar have operated as separate publicly-traded companies and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established by Mr. Ergen for the benefit of his family.

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

“Trade accounts receivable”

As of June 30, 2018 and December 31, 2017, trade accounts receivable from EchoStar was $4 million and $2 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of June 30, 2018 and December 31, 2017, trade accounts payable to EchoStar was $30 million and $42 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During each of the three months ended June 30, 2018 and 2017, we received $1 million for services provided to EchoStar.  During the six months ended June 30, 2018 and 2017, we received $5 million and $1 million, respectively, for services provided to EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•

El Paso Lease Agreement.  During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms.  During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in August 2021.

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

“Subscriber-related expenses”

During the three months ended June 30, 2018 and 2017, we incurred $11 million and $22 million, respectively, of subscriber-related expenses for services provided to us by EchoStar.  During the six months ended June 30, 2018 and 2017, we incurred $24 million and $41 million, respectively, of subscriber-related expenses for services provided to us by EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Thereafter, the Distribution Agreement automatically renews for successive one-year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

During the first quarter 2017, we transitioned our wholesale arrangement with Hughes under the Distribution Agreement to an authorized representative arrangement and entered into the MSA with HNS.  See “Hughes Broadband Master Services Agreement” below for further information.

“Satellite and transmission expenses”

During the three months ended June 30, 2018 and 2017, we incurred expenses of $84 million and $89 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  During the six months ended June 30, 2018 and 2017, we incurred expenses of $169 million and $178 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  EchoStar is a supplier of the vast majority of our transponder capacity.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

Satellite Capacity Leased from EchoStar. We have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  See “Pay-TV Satellites” in Note 7 for further information.  The term of each lease is set forth below:

•

EchoStar VII, X, XI and XIV.  On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar VII, X, XI and XIV satellites.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  The satellite capacity agreement for EchoStar VII expired on June 30, 2018.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TT&C Agreement.  Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for certain satellites (the “TT&C Agreement”).  In February 2018, we amended the TT&C Agreement to, among other things, extend the term for one-year with four automatic one-year renewal periods.  The fees for services provided under the TT&C Agreement are calculated at either:  (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  We and EchoStar are able to terminate the TT&C Agreement for any reason upon 12 months’ notice.

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

“General and administrative expenses”

During the three months ended June 30, 2018 and 2017, we incurred $6 million and $12 million, respectively, of general and administrative expenses for services provided to us by EchoStar.  During the six months ended June 30, 2018 and 2017, we incurred $11 million and $15 million, respectively, of general and administrative expenses for services provided to us by EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Hughes Broadband Master Services Agreement.   In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The MSA has an initial term of five years with automatic renewal for successive one-year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.  For the three months ended June 30, 2018 and 2017, we purchased broadband equipment from HNS of $7 million and $3 million, respectively, under the MSA.  For the six months ended June 30, 2018 and 2017, we purchased broadband equipment from HNS of $17 million and $10 million, respectively, under the MSA.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$25,782	$18,652	$42,625	$36,431

	As of
	June 30,	December 31,
	2018	2017
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$25,524	$16,685
Commitments to NagraStar	$1,166	$4,927

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Sales:
Digital receivers and related components	$176	$312	$456	$1,183
Uplink services	$1,164	$975	$2,198	$1,998

	As of
	June 30,	December 31,
	2018	2017
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$1,964	$3,027

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.”  Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

As the pay-TV industry is mature, our DISH TV strategy has included an increased emphasis on acquiring and retaining higher quality subscribers, including subscribers in markets underserved by pay-TV services,  even if it means that we will acquire and retain fewer overall subscribers.  We evaluate the quality of subscribers based upon a number of factors, including, among others, profitability.  Our DISH TV subscriber base has been declining due to, among other things, this strategy.  There can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.

Our revenue and profit is primarily derived from Pay-TV programming services that we provide to our subscribers.  We also generate revenue from equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our in-home service operations;  broadband services; warranty services; and sales of digital receivers and related equipment to third-party pay-TV providers.  Our subscriber-related revenue has been declining due to, among other things, the continuing decline in our DISH TV subscriber base.  We expect this trend to continue.  Our most significant expenses are subscriber-related expenses, which are primarily related to programming, subscriber acquisition costs and depreciation and amortization.

Financial Highlights

2018 Second Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.461 billion
•	Net income attributable to DISH Network of $439 million and basic and diluted earnings per share of common stock of $0.94 and $0.83, respectively
•	Loss of approximately 151,000 net Pay-TV subscribers
•	Loss of approximately 192,000 net DISH TV subscribers
•	Addition of approximately 41,000 net Sling TV subscribers
•	Pay-TV ARPU of $85.54
•	Gross new DISH TV subscriber activations of approximately 278,000
•	DISH TV churn rate of 1.46%
•	DISH TV SAC of $763

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Consolidated Financial Condition as of June 30, 2018

•	Cash, cash equivalents and current marketable investment securities of $1.555 billion
•	Total assets of $29.650 billion
•	Total long-term debt and capital lease obligations of $15.144 billion

Business Segments

We currently operate two primary business segments:  (1) Pay-TV; and (2) Wireless.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations,  and certain other assets utilized in our operations (“DISH TV”).  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of June 30, 2018, we had 12.997 million Pay-TV subscribers in the United States, including 10.653 million DISH TV subscribers and 2.344 million Sling TV subscribers.

Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH TV services from our competitors, we offer the Hopper whole-home DVR and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  Our next generation Hopper, the Hopper 3, is available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.

We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and smart phones.  We offer Sling International, Sling Latino and Sling domestic video programming services.  Our domestic Sling TV services have a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously.    We face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Verizon, DirecTV, Sony, YouTube, Fubo and Philo that offer online services distributing movies, television shows and other video programming as well as programmers, such as HBO, CBS, Univision, STARZ and SHOWTIME, that began selling content directly to consumers over the Internet.  Some of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do.  In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings.  Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.  This competition, among other things, has caused the rate of growth in subscribers to our Sling TV services to decrease.  In June 2018, we launched additional Sling TV services which include offering consumers a la carte channel subscriptions, access to pay-per-view events and movies, and access to free content.  There can be no assurance that these additional services will positively affect our results of operations or our net Sling TV subscribers.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In addition, we have historically offered broadband services under the dishNET™ brand, which includes satellite broadband services that utilize advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) and wireline broadband services.  However, as of the first quarter 2018, we have transitioned our broadband business focus from wholesale to authorized representative arrangements, and we are no longer marketing dishNET broadband services.   Our existing broadband subscribers will decline through customer attrition.  Generally, under these authorized representative arrangements, we will receive certain payments for each broadband service activation generated and installation performed, and we will not incur subscriber acquisition costs for these activations.

As a result of the completion of the Share Exchange with EchoStar, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.

Share Exchange Agreement

On February 28, 2017, we and EchoStar and certain of our respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplink services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of HNS.  In connection with the Share Exchange, we and EchoStar and certain of their subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”).  The first phase of our network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  As of June 30, 2018, we have entered into deployment services agreements, master lease agreements and contracts with multiple parties for, among other things, the development, manufacture and/or deployment of towers, wireless radios and chipsets in connection with the first phase of our network deployment.    We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  See Note 9  “Commitments and Contingencies – DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through our wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), we initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets.  Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Recent Developments

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services, and may exacerbate the risks described in our public filings.  For example, in October 2016, AT&T announced its acquisition of Time Warner, which was completed in June 2018.  In addition, in December 2017, Walt Disney Company announced its acquisition of certain assets of Twenty-First Century Fox, Inc.  These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.

Also, in April 2018, T-Mobile US, Inc. (“T‑Mobile”) announced its acquisition of Sprint Corporation (“Sprint”).  We cannot predict the practical effect of the impact on us of T-Mobile’s acquisition of Sprint (if approved), including without limitation, the impact of any conditions on us (if any conditions are imposed).  However, it is possible that the outcomes resulting from this acquisition (if approved, with or without conditions) could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

Trends in our Pay-TV Segment

Competition

Competition has intensified in recent years as the pay-TV industry has matured.  With respect to our DISH TV services, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  We incur significant costs to retain our existing DISH TV subscribers, mostly as a result of upgrading their equipment to next generation receivers,  primarily including our Hopper receivers, and by providing retention credits.  Our DISH TV subscriber retention costs may vary significantly from period to period.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet.  Our Sling TV services face increased competition from content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunications companies, that are increasing their Internet-based video offerings.  Competition from video content distributed over the Internet includes services with live linear television programming, single programmer offerings and offerings of large libraries of on-demand content, including in many cases original content.  Furthermore, our DISH TV services face increased competition as programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  Significant changes in consumer behavior with regard to the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.  Online content providers may cause our subscribers to disconnect our DISH TV services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.

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

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire.  In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  On June 30, 2018, Univision Communications Inc. (“Univision”) removed certain of its channels from our DISH TV and Sling TV programming lineup, after we and Univision were unable to negotiate the terms and conditions of a new programming carriage contract.  In light of, among other things, certain Univision programming being available to consumers through alternative methods including over the air antennas and directly from Univision over the Internet, the current state of our negotiations with Univision and the duration of the absence of these Univision channels from our programming lineups, this removal could become permanent.  While we cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from this programming removal, we may suffer lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses, among other things.  As a result, there can be no assurance that the removal of these Univision channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, local, premium movie, pay-per-view, Latino and international subscriptions; equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our in-home service operations;  broadband services; warranty services; and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to independent third-party retailers and other independent third-party distributors of our equipment, sales of digital receivers and related components to third-party pay-TV providers and revenue from services and other agreements with EchoStar.

Subscriber-related expenses.  “Subscriber-related expenses” principally include programming expenses, which represent a substantial majority of these expenses.  “Subscriber-related expenses” also include costs for Pay-TV and broadband services incurred in connection with our subscriber retention, in-home service and call center operations, billing costs, refurbishment and repair costs related to DBS receiver systems, other variable subscriber expenses and monthly wholesale fees paid to broadband providers.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Subscriber acquisition costs.  While we primarily lease DBS receiver systems, we also subsidize certain costs to attract new subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of DBS receiver systems to independent third-party retailers and other independent third-party distributors of our equipment, the cost of subsidized sales of DBS receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  Our “Subscriber acquisition costs” also includes costs associated with acquiring Sling TV subscribers including, among other things, costs related to acquisition advertising and our direct sales efforts and commissions.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors, which were previously expensed as “Subscriber acquisition costs.”  These amounts are now initially capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH TV SAC.    Subscriber acquisition cost measures are commonly used by those evaluating traditional companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new DISH TV subscriber activation,” or DISH TV SAC, and we believe presentations of pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our DISH TV SAC has historically been calculated as “Subscriber acquisition costs,” excluding “Subscriber acquisition costs” associated with our broadband services and Sling TV services, plus the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors, which were previously expensed as “Subscriber acquisition costs.”  These amounts are now initially capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  As such, as of January 1, 2018 our DISH TV SAC is calculated as “Subscriber acquisition costs,” excluding “Subscriber acquisition costs” associated with our broadband services and Sling TV services, plus capitalized payments made under certain sales incentive programs, excluding amortization related to these payments, plus the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations.    We include all the costs of acquiring DISH TV subscribers (e.g., subsidized and capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new DISH TV subscribers in our calculation, including DISH TV subscribers added with little or no subscriber acquisition costs.

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

Other, net.  The main components of “Other, net” are gains and losses realized on the sale and/or conversion of marketable and non-marketable investment securities and derivative financial instruments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of certain marketable investment securities and derivative financial instruments, and equity in earnings and losses of our affiliates.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017.

	For the Three Months Ended June 30,		Variance
Statements of Operations Data	2018	2017	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,419,760	$3,614,279	$(194,519)	(5.4)
Equipment sales and other revenue	41,085	29,353	11,732	40.0
Total revenue	3,460,845	3,643,632	(182,787)	(5.0)

Costs and Expenses:
Subscriber-related expenses	2,159,427	2,242,775	(83,348)	(3.7)
% of Subscriber-related revenue	63.1%	62.1%
Satellite and transmission expenses	146,052	163,980	(17,928)	(10.9)
% of Subscriber-related revenue	4.3%	4.5%
Cost of sales - equipment and other	36,117	22,136	13,981	63.2
Subscriber acquisition costs	183,262	275,460	(92,198)	(33.5)
General and administrative expenses	190,625	179,812	10,813	6.0
% of Total revenue	5.5%	4.9%
Litigation expense	—	295,695	(295,695)	*
Depreciation and amortization	172,702	211,671	(38,969)	(18.4)
Total costs and expenses	2,888,185	3,391,529	(503,344)	(14.8)

Operating income (loss)	572,660	252,103	320,557	*

Other Income (Expense):
Interest income	10,619	12,447	(1,828)	(14.7)
Interest expense, net of amounts capitalized	(2,865)	(26,269)	23,404	89.1
Other, net	21,432	3,167	18,265	*
Total other income (expense)	29,186	(10,655)	39,841	*

Income (loss) before income taxes	601,846	241,448	360,398	*
Income tax (provision) benefit, net	(141,560)	(182,686)	41,126	22.5
Effective tax rate	23.5%	75.7%
Net income (loss)	460,286	58,762	401,524	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	21,569	18,646	2,923	15.7
Net income (loss) attributable to DISH Network	$438,717	$40,116	$398,601	*

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.997	13.332	(0.335)	(2.5)
DISH TV subscribers, as of period end (in millions)	10.653	11.516	(0.863)	(7.5)
Sling TV subscribers, as of period end (in millions)	2.344	1.816	0.528	29.1
Pay-TV subscriber additions (losses), net (in millions)	(0.151)	(0.196)	0.045	23.0
DISH TV subscriber additions (losses), net (in millions)	(0.192)	(0.316)	0.124	39.2
Sling TV subscriber additions (losses), net (in millions)	0.041	0.120	(0.079)	(65.8)
Pay-TV ARPU	$85.54	$87.25	$(1.71)	(2.0)
DISH TV subscriber additions, gross (in millions)	0.278	0.324	(0.046)	(14.2)
DISH TV churn rate	1.46%	1.83%	(0.37)%	(20.2)
DISH TV SAC	$763	$806	$(43)	(5.3)
EBITDA	$745,225	$448,295	$296,930	66.2

* Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  We lost approximately 151,000 net Pay-TV subscribers during the three months ended June 30, 2018 compared to the loss of approximately 196,000 net Pay-TV subscribers during the same period in 2017.  The decrease in net Pay-TV subscriber losses during the three months ended June 30, 2018 resulted from fewer net DISH TV subscriber losses, partially offset by fewer net Sling TV subscriber additions.  We lost approximately 192,000 net DISH TV subscribers during the three months ended June 30, 2018 compared to the loss of approximately 316,000 net DISH TV subscribers during the same period in 2017.  This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.  We added approximately 41,000 net Sling TV subscribers during the three months ended June 30, 2018 compared to the addition of approximately 120,000 net Sling TV subscribers during the same period in 2017.  This decrease in net Sling TV subscriber additions is primarily related to a higher number of customer disconnects on a larger Sling TV subscriber base and to increased competition, including competition from other OTT service providers.

Our DISH TV churn rate for the three months ended June 30, 2018 was 1.46% compared to 1.83% for the same period in 2017.  This decrease primarily resulted from our increased emphasis on acquiring and retaining higher quality subscribers.  Our DISH TV churn rate is impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the three months ended June 30, 2018, we activated approximately 278,000 gross new DISH TV subscribers compared to approximately 324,000 gross new DISH TV subscribers during the same period in 2017, a decrease of 14.2%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH TV subscribers, including an increased emphasis on acquiring higher quality subscribers.

During September 2017, Hurricane Maria caused extraordinary damage in Puerto Rico and the U.S. Virgin Islands, resulting in a widespread loss of power and infrastructure.  Given the devastation and loss of power, substantially all customers in those areas were unable to receive our service as of September 30, 2017.  In an effort to ensure customers would not be charged for services they were unable to receive, we proactively paused service for those customers.  Accordingly, we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count as of September 30, 2017.  During the fourth quarter 2017, 75,000 of these customers reactivated.  During the three and six months ended June 30, 2018, 5,000 and 29,000 of these customers reactivated, respectively.  We incurred certain costs in connection with the re-activation of these returning subscribers, and accordingly, these returning customers were recorded as gross new DISH TV subscriber activations with the corresponding costs recorded in “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and/or in “Purchases of property and equipment” on our Condensed Consolidated Statements of Cash Flows.  We cannot predict when the remaining subscribers in Puerto Rico and the U.S. Virgin Islands discussed above will be able to receive service, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return.  Although we continue to assess the potential impact of Hurricane Maria on our subscriber base, the impact of the hurricane did not have a material effect on our overall financial position or results of operations.

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

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment and aligning the interests of certain independent third-party retailers and installers to provide high-quality service.  Most of these factors have affected both gross new DISH TV subscriber activations as well as DISH TV subscriber churn rate.  Our future gross new DISH TV subscriber activations and our DISH TV subscriber churn rate may be negatively impacted by these factors, which could in turn adversely affect our revenue.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.420 billion for the three months ended June 30, 2018, a decrease of $195 million or 5.4% compared to the same period in 2017.  The decrease in “Subscriber-related revenue” from the same period in 2017 was primarily related to a  lower average Pay-TV subscriber base and the decrease in Pay-TV ARPU discussed below.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $85.54 during the three months ended June 30, 2018 versus $87.25 during the same period in 2017.  The $1.71 or 2.0% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a shift in DISH TV programming package mix to lower priced programming packages.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH TV programming package price increases in February 2018 and 2017 and an increase in revenue per subscriber related to our Sling TV services.    Pay-TV ARPU for the three months ended June 30, 2017 was positively impacted by a pay-per-view event.

Subscriber-related expenses.  “Subscriber-related expenses” totaled  $2.159 billion during the three months ended June 30, 2018, a decrease of $83 million or 3.7% compared to the same period in 2017.  The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber, partially offset by higher programming costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” represented 63.1% and 62.1% of “Subscriber-related revenue” during the three months ended June 30, 2018 and 2017, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs per subscriber, discussed above.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $183 million during the three months ended June 30, 2018, a decrease of $92 million or 33.5% compared to the same period in 2017.  This change was primarily attributable to the adoption of ASU 2014-09 and fewer gross new DISH TV subscriber activations.    Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors.  These amounts were previously expensed as “Subscriber acquisition costs.”    See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

DISH TV SAC.  DISH TV SAC was $763 during the three months ended June 30, 2018 compared to $806 during the same period in 2017, a decrease of $43 or 5.3%.  This change was primarily attributable to a decrease in advertising costs per activation and the reactivation of subscribers in Puerto Rico during the three months ended June 30, 2018.  The expenses we incurred for the reactivation of subscribers in Puerto Rico were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV subscriber activations during the three months ended June 30, 2018.

During the three months ended June 30, 2018 and 2017, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $34 million and $35 million, respectively.  This decrease in capital expenditures under our lease program for new DISH TV subscribers resulted primarily from fewer gross new DISH TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

Litigation expense.  “Litigation expense” related to certain significant legal settlements, judgments or accruals totaled $296 million during the three months ended June 30, 2017.  See Note 9 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $173 million during the three months ended June 30, 2018, a $39 million or 18.4% decrease compared to the same period in 2017.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH branded pay-TV subscribers.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $3 million during the three months ended June 30, 2018, a decrease of $23 million compared to the same period in 2017.  This decrease was primarily related to a reduction in interest expense resulting from debt redemptions during 2018 and 2017.  On June 14, 2017, the FCC issued an order granting our application to acquire the 600 MHz Licenses.  The addition of the carrying amount of these licenses, together with the carrying amount of current wireless spectrum licenses, exceeded the amount of long-term debt and capital lease obligations on our Condensed Consolidated Balance Sheets since June 14, 2017.  Therefore, beginning June 14, 2017, materially all of our interest expense is being capitalized.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net.  “Other, net” income was $21 million during the three months ended June 30, 2018 compared to $3 million for the same period in 2017.  This change primarily resulted from an increase in net realized and/or unrealized gains on our marketable investment securities.  See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $745 million during the three months ended June 30, 2018,  an increase of $297 million or 66.2% compared to the same period in 2017.  The increase in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  These changes in operating income include a $44 million positive impact related to the adoption of ASU 2014-09.  EBITDA for the three months ended June 30, 2017 was negatively impacted by “Litigation expense” of $296 million.  The following table reconciles EBITDA to the accompanying financial statements.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	For the Three Months Ended
	June 30,
	2018	2017
	(In thousands)
EBITDA	$745,225	$448,295
Interest, net	7,754	(13,822)
Income tax (provision) benefit, net	(141,560)	(182,686)
Depreciation and amortization	(172,702)	(211,671)
Net income (loss) attributable to DISH Network	$438,717	$40,116

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

Income tax (provision) benefit, net.  Our income tax provision was $142 million during the three months ended June 30, 2018,  a decrease of $41 million compared to the same period in 2017.  The decrease in the provision was primarily related to a decrease in our effective tax rate as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), which, among other things, lowered the federal statutory corporate tax rate from 35% to 21%.  In addition, our effective tax rate was negatively impacted by $255 million of “Litigation expense” related to the FTC Action during the three months ended June 30, 2017, as any eventual payments of this expense may not be deductible for income tax purposes.  The tax deductibility of any eventual payments may change based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017.

	For the Six Months Ended June 30,		Variance
Statements of Operations Data	2018	2017	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$6,842,464	$7,258,365	$(415,901)	(5.7)
Equipment sales and other revenue	76,868	65,628	11,240	17.1
Total revenue	6,919,332	7,323,993	(404,661)	(5.5)

Costs and Expenses:
Subscriber-related expenses	4,344,378	4,485,962	(141,584)	(3.2)
% of Subscriber-related revenue	63.5%	61.8%
Satellite and transmission expenses	299,696	340,162	(40,466)	(11.9)
% of Subscriber-related revenue	4.4%	4.7%
Cost of sales - equipment and other	67,743	50,109	17,634	35.2
Subscriber acquisition costs	379,273	565,494	(186,221)	(32.9)
General and administrative expenses	360,402	310,847	49,555	15.9
% of Total revenue	5.2%	4.2%
Litigation expense	—	295,695	(295,695)	*
Depreciation and amortization	365,674	416,301	(50,627)	(12.2)
Total costs and expenses	5,817,166	6,464,570	(647,404)	(10.0)

Operating income (loss)	1,102,166	859,423	242,743	28.2

Other Income (Expense):
Interest income	19,936	26,739	(6,803)	(25.4)
Interest expense, net of amounts capitalized	(5,822)	(55,439)	49,617	89.5
Other, net	(13,376)	7,912	(21,288)	*
Total other income (expense)	738	(20,788)	21,526	*

Income (loss) before income taxes	1,102,904	838,635	264,269	31.5
Income tax (provision) benefit, net	(257,297)	(389,798)	132,501	34.0
Effective tax rate	23.3%	46.5%
Net income (loss)	845,607	448,837	396,770	88.4
Less: Net income (loss) attributable to noncontrolling interests, net of tax	39,330	33,006	6,324	19.2
Net income (loss) attributable to DISH Network	$806,277	$415,831	$390,446	93.9

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.997	13.332	(0.335)	(2.5)
DISH TV subscribers, as of period end (in millions)	10.653	11.516	(0.863)	(7.5)
Sling TV subscribers, as of period end (in millions)	2.344	1.816	0.528	29.1
Pay-TV subscriber additions (losses), net (in millions)	(0.245)	(0.339)	0.094	27.7
DISH TV subscriber additions (losses), net (in millions)	(0.377)	(0.654)	0.277	42.4
Sling TV subscriber additions (losses), net (in millions)	0.132	0.315	(0.183)	(58.1)
Pay-TV ARPU	$85.01	$86.90	$(1.89)	(2.2)
DISH TV subscriber additions, gross (in millions)	0.575	0.676	(0.101)	(14.9)
DISH TV churn rate	1.46%	1.87%	(0.41)%	(21.9)
DISH TV SAC	$734	$784	$(50)	(6.4)
EBITDA	$1,415,134	$1,250,630	$164,504	13.2

*Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  We lost approximately 245,000 net Pay-TV subscribers during the six months ended June 30, 2018 compared to the loss of approximately 339,000 net Pay-TV subscribers during the same period in 2017.  The decrease in net Pay-TV subscriber losses during the six months ended June 30, 2018 resulted from fewer net DISH TV subscriber losses, partially offset by fewer net Sling TV subscriber additions.  We lost approximately 377,000 net DISH TV subscribers during the six months ended June 30, 2018 compared to the loss of approximately 654,000 net DISH TV subscribers during the same period in 2017.  This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.  We added approximately 132,000 net Sling TV subscribers during the six months ended June 30, 2018 compared to the addition of approximately 315,000 net Sling TV subscribers during the same period in 2017.  This decrease in net Sling TV subscriber additions is primarily related to a higher number of customer disconnects on a larger Sling TV subscriber base and to increased competition, including competition from other OTT service providers.

Our DISH TV churn rate for the six months ended June 30, 2018 was 1.46% compared to 1.87% for the same period in 2017.  This decrease primarily resulted from our increased emphasis on acquiring and retaining higher quality subscribers.  Our DISH TV churn rate is impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the six months ended June 30, 2018, we activated approximately 575,000 gross new DISH TV subscribers compared to approximately 676,000 gross new DISH TV subscribers during the same period in 2017, a decrease of 14.9%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH TV subscribers, including an increased emphasis on acquiring higher quality subscribers.

During September 2017, Hurricane Maria caused extraordinary damage in Puerto Rico and the U.S. Virgin Islands, resulting in a widespread loss of power and infrastructure.  Given the devastation and loss of power, substantially all customers in those areas were unable to receive our service as of September 30, 2017.  In an effort to ensure customers would not be charged for services they were unable to receive, we proactively paused service for those customers.  Accordingly, we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count as of September 30, 2017.  During the fourth quarter 2017, 75,000 of these customers reactivated.  During the three and six months ended June 30, 2018, 5,000 and 29,000 of these customers reactivated, respectively. We incurred certain costs in connection with the re-activation of these returning subscribers, and accordingly, these returning customers were recorded as gross new DISH TV subscriber activations with the corresponding costs recorded in “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and/or in “Purchases of property and equipment” on our Condensed Consolidated Statements of Cash Flows.  We cannot predict when the remaining subscribers in Puerto Rico and the U.S. Virgin Islands discussed above will be able to receive service, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return.  Although we continue to assess the potential impact of Hurricane Maria on our subscriber base, the impact of the hurricane did not have a material effect on our overall financial position or results of operations.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Subscriber-related revenue.  “Subscriber-related revenue” totaled $6.842 billion for the six months ended June 30, 2018, a decrease of $416 million or 5.7% compared to the same period in 2017.  The decrease in “Subscriber-related revenue” from the same period in 2017 was primarily related to a lower average Pay-TV subscriber base and the decrease in Pay-TV ARPU discussed below.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $85.01 during the six months ended June 30, 2018 versus $86.90 during the same period in 2017.  The $1.89 or 2.2% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a shift in DISH TV programming package mix to lower priced programming packages.    Pay-TV ARPU was also negatively impacted by the adoption of ASU 2014-09 on January 1, 2018.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH TV programming package price increases in February 2018 and 2017 and an increase in revenue per subscriber related to our Sling TV services.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $4.344 billion during the six months ended June 30, 2018, a decrease of $142 million or 3.2% compared to the same period in 2017.  The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber, partially offset by higher programming costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” represented 63.5% and 61.8% of “Subscriber-related revenue” during the six months ended June 30, 2018 and 2017, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs per subscriber, discussed above.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $379 million during the six months ended June 30, 2018, a decrease of $186 million or 32.9% compared to the same period in 2017.  This change was primarily attributable to the adoption of ASU 2014-09, fewer gross new DISH TV subscriber activations and a decrease in broadband subscriber acquisition costs.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors. These amounts were previously expensed as “Subscriber acquisition costs.”  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH TV SAC.  DISH TV SAC was $734 during the six months ended June 30, 2018 compared to $784 during the same period in 2017, a decrease of $50 or 6.4%.  This change was primarily attributable to a decrease in hardware costs per activation, a decrease in advertising costs per activation and the reactivation of subscribers in Puerto Rico during the six months ended June 30, 2018.  The expenses we incurred for the reactivation of subscribers in Puerto Rico were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV subscriber activations during the six months ended June 30, 2018.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH TV subscriber accounts.

During the six months ended June 30, 2018 and 2017, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $55 million and $77 million, respectively.  This decrease in capital expenditures under our lease program for new DISH TV subscribers resulted primarily from fewer gross new DISH TV subscriber activations and a decrease in hardware costs per activation, discussed above.

General and administrative expenses.  “General and administrative expenses” totaled $360 million during the six months ended June 30, 2018, a $50 million or 15.9% increase compared to the same period in 2017.  This change was primarily related to the positive impact from the reimbursement of legal fees during 2017.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Litigation expense.  “Litigation expense” related to certain significant legal settlements, judgments or accruals totaled $296 million during the six months ended June 30, 2017.  See Note 9 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $366 million during the six months ended June 30, 2018, a $51 million or 12.2% decrease compared to the same period in 2017.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH branded pay-TV subscribers and a decrease in depreciation expense associated with the T1 satellite, which was impaired during the fourth quarter 2017.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $6 million during the six months ended June 30, 2018, a decrease of $50 million compared to the same period in 2017.  This decrease was primarily related to a reduction in interest expense resulting from debt redemptions during 2018 and 2017 and an increase of $24 million in capitalized interest principally associated with the commercialization of our wireless spectrum.  On June 14, 2017, the FCC issued an order granting our application to acquire the 600 MHz Licenses.  The addition of the carrying amount of these licenses, together with the carrying amount of current wireless spectrum licenses, exceeded the amount of long-term debt and capital lease obligations on our Condensed Consolidated Balance Sheets since June 14, 2017.  Therefore, beginning June 14, 2017, materially all of our interest expense is being capitalized.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.415 billion during the six months ended June 30, 2018, an increase of $165 million or 13.2% compared to the same period in 2017.  The increase in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  These changes in operating income include an $80 million positive impact related to the adoption of ASU 2014-09.  EBITDA for the six months ended June 30, 2017 was negatively impacted by “Litigation expense” of $296 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months Ended
	June 30,
	2018	2017
	(In thousands)
EBITDA	$1,415,134	$1,250,630
Interest, net	14,114	(28,700)
Income tax (provision) benefit, net	(257,297)	(389,798)
Depreciation and amortization	(365,674)	(416,301)
Net income (loss) attributable to DISH Network	$806,277	$415,831

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income tax (provision) benefit, net.  Our income tax provision was $257 million during the six months ended June 30, 2018,  a decrease of $133 million compared to the same period in 2017.  The decrease in the provision was primarily related to a decrease in our effective tax rate as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), which, among other things, lowered the federal statutory corporate tax rate from 35% to 21%.  In addition, our effective tax rate was negatively impacted by $255 million of “Litigation expense” related to the FTC Action during the six months ended June 30, 2017, as any eventual payments of this expense may not be deductible for income tax purposes.  The tax deductibility of any eventual payments may change based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities.  As of June 30, 2018, our cash, cash equivalents and current marketable investment securities totaled $1.555 billion compared to $1.981 billion as of December 31, 2017,  a decrease of $426  million.  This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from the redemption and repurchases of our 4 1/4% Senior Notes due 2018 with an aggregate principal balance of $1.026 billion, $62 million of repurchases of our 7 7/8% Senior Notes due 2019 in open market trades and capital expenditures of $641 million (including capitalized interest related to FCC authorizations),  partially offset by cash generated from operating activities of $1.325 billion.

Cash Flow

The following discussion highlights our cash flow activities during the six months ended June 30, 2018.

Cash flows from operating activities

For the six months ended June 30, 2018, we reported “Net cash flows from operating activities” of $1.325 billion primarily attributable to $1.425 billion of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments” and “Deferred tax expense (benefit).”

Cash flows from investing activities

For the six months ended June 30, 2018, we reported outflows from “Net cash flows from investing activities” of $697 million primarily related to capital expenditures of $641 million (including capitalized interest related to FCC authorizations) and $63 million in net purchases of marketable investment securities.  The capital expenditures included $473 million of capitalized interest related to FCC authorizations, $105 million for new and existing DISH TV subscriber equipment and $63 million of other corporate capital expenditures.

Cash flows from financing activities

For the six months ended June 30, 2018, we reported outflows from “Net cash flows from financing activities” of $1.100 billion primarily related to the redemption and repurchases of our 4 1/4% Senior Notes due 2018 with an aggregate principal balance of $1.026 billion and $62 million of repurchases of our 7 7/8% Senior Notes due 2019 in open market trades.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Free cash flow	$684,446	$828,288
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	640,892	664,808
Net cash flows from operating activities	$1,325,338	$1,493,096

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our DISH TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  To the extent we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our subscriber-related margins.  To the extent our “Subscriber-related expenses” grow faster than our “Subscriber-related revenue,” the amount of cash flow that is generated per existing subscriber is reduced.  Recently, our subscriber-related margins have been reduced by, among other things, a shift to lower priced Pay-TV programming packages and higher programming costs.  The third factor is the rate at which we acquire new subscribers.  The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers.  Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period.  Finally, our future cash flow is impacted by the rate at which we make general investments (including significant investments in wireless), incur expenditures related to the commercialization of our wireless licenses (including any expenditures associated with the deployment of our wireless networks), incur litigation expense, and any cash flow from financing activities.  Recently, declines in our Pay-TV subscriber base and subscriber-related margins have negatively impacted our cash flow, which has been partially offset by the short-term benefit of less upfront cash outflows related to acquiring fewer new subscribers.    There can be no assurance that the short-term benefit of less upfront cash outflows related to acquiring fewer new subscribers will continue in the future.

Subscriber Base

We lost approximately 245,000 net Pay-TV subscribers during the six months ended June 30, 2018 compared to the loss of approximately 339,000 net Pay-TV subscribers during the same period in 2017.  The decrease in net Pay-TV subscriber losses during the six months ended June 30, 2018 resulted from fewer net DISH TV subscriber losses, partially offset by fewer net Sling TV subscriber additions.  We lost approximately 377,000 net DISH TV subscribers during the six months ended June 30, 2018 compared to the loss of approximately 654,000 net DISH TV subscribers during the same period in 2017.  This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.  We added approximately 132,000 net Sling TV subscribers during the six months ended June 30, 2018 compared to the addition of approximately 315,000 net Sling TV subscribers during the same period in 2017.  This decrease in net Sling TV subscriber additions is primarily related to a higher number of customer disconnects on a larger Sling TV subscriber base and to increased competition, including competition from other OTT service providers.    See “Results of Operations” above for further information.

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

We incur significant costs to retain our existing DISH TV subscribers, mostly as a result of upgrading their equipment to next generation receivers, primarily including our Hopper receivers, and by providing retention credits.  As with our subscriber acquisition costs, our retention upgrade spending includes the cost of equipment and installation services.  In certain circumstances, we also offer programming at no additional charge and/or promotional pricing for limited periods to existing customers in exchange for a contractual commitment to receive service for a minimum term.  A component of our retention efforts includes the installation of equipment for customers who move.  Our DISH TV subscriber retention costs may vary significantly from period to period.

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

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  The first phase of our network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.    As of June 30, 2018, we have entered into deployment services agreements, master lease agreements and contracts with multiple parties for, among other things, the development, manufacture and/or deployment of towers, wireless radios and chipsets in connection with the first phase of our network deployment.      We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020.  We currently expect expenditures for the second phase of our network deployment to be approximately $10 billion.    We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through our wholly-owned subsidiaries American II and American III, we initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  On October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Debt Maturity

During the first quarter 2018,  we repurchased $56 million of our 4 1/4% Senior Notes due 2018 in open market trades.   The remaining balance of $969 million were redeemed on April 2, 2018.

During the six months ended June 30, 2018, we repurchased $62 million of our 7 7/8% Senior Notes due 2019 in open market trades.  The remaining balance of $1.338 billion matures on September 1, 2019.   We expect to fund the remaining obligation from cash and marketable investment securities balances at that time.  But, depending on market conditions, we may refinance the remaining obligation in whole or in part.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2018.  For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements.  The failure to meet such build-out and/or renewal requirements may have a material adverse effect on our business, results of operations and financial condition.

Our wireless spectrum licenses are subject to the interim and final build-out requirements.

On July 9, 2018, the FCC sent us a letter inquiring about our progress toward meeting certain build-out milestones by March 2020, which is publicly available on the FCC’s website.  We will continue to update the FCC about our progress on the first phase of our network deployment.

There is no assurance that the FCC will find our build-out, including the first phase of our network deployment, sufficient to meet the build-out requirements to which our wireless spectrum licenses are subject.

In addition to the build-out requirements that may apply to a particular wireless license, the FCC grants wireless licenses for terms of generally ten years that are subject to renewal or revocation based on certain factors depending on the license including, among others, public interest considerations, level and quality of services and/or operations provided by the licensee, frequency and duration of any interruptions or outages of services and/or operations provided by the licensee, and the extent to which service is provided to, and/or operation is provided in, rural areas and tribal lands.  There can be no assurances that our wireless spectrum licenses will be renewed or that our built-out will be sufficient to meet these renewal requirements.

Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area. The revocation of our wireless spectrum licenses resulting from a failure to meet build-out requirements and/or renewal requirements may have a material adverse effect on our future business, results of operations and financial condition.  For further information related to our wireless spectrum licenses, including the operational risks of commercializing our wireless spectrum licenses, see the discussion below and in “Item 1A. Risk Factors—Acquisition and Capital Structure Risks,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

700 MHz Licenses.  In 2008, we paid $712 million to acquire certain 700 MHz E Block (“700 MHz”) wireless spectrum licenses, which were granted to us by the FCC in February 2009.  These licenses are subject to certain build-out requirements.  By March 2020, we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “700 MHz Build-Out Requirement”).  If the 700 MHz Build-Out Requirement is not met with respect to any particular E Block license area, our authorization may terminate for the geographic portion of that license area in which we are not providing service.  In addition to the 700 MHz Build-Out Requirement deadline in March 2020, these wireless spectrum licenses also expire in March 2020 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

H Block Licenses.  On April 29, 2014, the FCC issued an order granting our application to acquire all 176 wireless spectrum licenses in the H Block auction.  We paid approximately $1.672 billion to acquire these H Block licenses, including clearance costs associated with the lower H Block spectrum.  The H Block licenses are subject to certain build-out requirements.  By April 2022, we must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block license (the “H Block Build-Out Requirement”).  If the H Block Build-Out Requirement is not met, our authorization for each H Block license area in which we do not meet the requirement may terminate.  These wireless spectrum licenses expire in April 2024 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through our wholly-owned subsidiaries American II and American III, we initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  Northstar Wireless and SNR Wireless each filed applications with the FCC to participate in Auction 97 (the “AWS-3 Auction”) for the purpose of acquiring certain AWS-3 Licenses.  Each of Northstar Wireless and SNR Wireless applied to receive bidding credits of 25% as designated entities under applicable FCC rules.  On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  By October 2021, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Interim Build-Out Requirement”).  By October 2027, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Final Build-Out Requirement”).  If the AWS-3 Interim Build-Out Requirement is not met, the AWS-3 License term and the AWS-3 Final Build-Out Requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement.  If the AWS-3 Final Build-Out Requirement is not met, the authorization for each AWS-3 License area in which Northstar Wireless and SNR Wireless do not meet the requirement may terminate.  These wireless spectrum licenses expire in October 2027 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

For a detailed discussion of our risk factors, including build-out and renewal requirements, for the wireless spectrum licenses held by Northstar Wireless and SNR Wireless, see “Item 1A. Risk Factors – Acquisition and Capital Structure Risks – We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from April 1, 2018 through June 30, 2018:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)
	(In thousands, except share data)
April 1, 2018 - April 30, 2018	—	$—	—	$1,000,000
May 1, 2018 - May 31, 2018	—	$—	—	$1,000,000
June 1, 2018 - June 30, 2018	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

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

Item 6.EXHIBITS

(a)Exhibits.

10.1*	Third Amended and Restated Credit Agreement, dated June 7, 2018, by and among American AWS-3 Wireless II L.L.C., Northstar Wireless, LLC and Northstar Spectrum, LLC.

10.2*	Third Amended and Restated Credit Agreement, dated June 7, 2018, by and among American AWS-3 Wireless III L.L.C., SNR Wireless LicenseCo, LLC and SNR Wireless HoldCo, LLC.

10.3*	Third Amended and Restated Limited Liability Company Agreement of Northstar Spectrum, LLC, dated June 7, 2018, by and between Northstar Manager, LLC and American AWS-3 Wireless II L.L.C.

10.4*

Third Amended and Restated Limited Liability Company Agreement of SNR Wireless HoldCo, LLC, dated June 7, 2018, by and between SNR Wireless Management, LLC, John Muleta and American AWS-3 Wireless III L.L.C.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2018 filed on August 3, 2018, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  August 3, 2018