Form 10-Q
period 2018-09-30
DISH Network CORP
filed 2018-11-07
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of November 1, 2018, the registrant’s outstanding common stock consisted of 229,238,679 shares of Class A common stock and 238,435,208 shares of Class B common stock.

PART I — FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2018 and December 31, 2017 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	82

Item 4.	Controls and Procedures	82

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	82

Item 1A.	Risk Factors	82

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	84

	Signatures	85

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part I,  Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$1,229,717	$1,479,508
Marketable investment securities	635,432	501,165
Trade accounts receivable, net of allowance for doubtful accounts of $12,931 and $15,511, respectively	670,826	653,948
Inventory	304,944	321,008
Other current assets	197,990	329,394
Total current assets	3,038,909	3,285,023

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	67,199	72,407
Property and equipment, net	1,990,034	2,183,661
FCC authorizations	24,487,077	23,725,789
Other investment securities	109,546	113,460
Other noncurrent assets, net	444,645	393,426
Total noncurrent assets	27,098,501	26,488,743
Total assets	$30,137,410	$29,773,766

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$269,515	$393,305
Deferred revenue and other	685,683	709,074
Accrued programming	1,535,187	1,571,273
Accrued interest	201,841	282,006
Other accrued expenses (Note 9)	818,255	803,822
Current portion of long-term debt and capital lease obligations	1,367,116	1,068,524
Total current liabilities	4,877,597	4,828,004

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	13,790,114	15,134,441
Deferred tax liabilities	2,329,011	2,019,538
Long-term deferred revenue and other long-term liabilities	457,479	470,487
Total long-term obligations, net of current portion	16,576,604	17,624,466
Total liabilities	21,454,201	22,452,470

Commitments and Contingencies (Note 9)

Redeemable noncontrolling interests (Note 2)	440,171	383,390

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 229,236,679 and 228,033,671 shares issued and outstanding, respectively	2,292	2,280
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	3,364,995	3,296,488
Accumulated other comprehensive income (loss)	(537)	882
Accumulated earnings (deficit)	4,875,711	3,635,380
Total DISH Network stockholders’ equity (deficit)	8,244,845	6,937,414
Noncontrolling interests	(1,807)	492
Total stockholders’ equity (deficit)	8,243,038	6,937,906
Total liabilities and stockholders’ equity (deficit)	$30,137,410	$29,773,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Subscriber-related revenue	$3,349,356	$3,551,054	$10,191,820	$10,809,419
Equipment sales and other revenue	45,785	32,400	122,653	98,028
Total revenue	3,395,141	3,583,454	10,314,473	10,907,447

Costs and Expenses (exclusive of depreciation shown separately below - Note 7):
Subscriber-related expenses	2,123,798	2,237,742	6,468,176	6,723,704
Satellite and transmission expenses	136,869	160,009	436,565	500,171
Cost of sales - equipment and other	40,309	21,563	108,052	71,672
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	7,914	15,826	32,952	59,225
Other subscriber acquisition costs	73,614	155,870	219,420	432,631
Subscriber acquisition advertising	105,350	147,115	313,779	392,449
Total subscriber acquisition costs	186,878	318,811	566,151	884,305
General and administrative expenses	169,299	186,954	529,701	497,801
Litigation expense (Note 9)	—	—	—	295,695
Depreciation and amortization (Note 7)	175,285	209,324	540,959	625,625
Total costs and expenses	2,832,438	3,134,403	8,649,604	9,598,973

Operating income (loss)	562,703	449,051	1,664,869	1,308,474

Other Income (Expense):
Interest income	10,525	7,240	30,461	33,979
Interest expense, net of amounts capitalized	(5,413)	(4,370)	(11,235)	(59,809)
Other, net	25,473	40,261	12,097	48,173
Total other income (expense)	30,585	43,131	31,323	22,343

Income (loss) before income taxes	593,288	492,182	1,696,192	1,330,817
Income tax (provision) benefit, net	(140,690)	(176,917)	(397,987)	(566,715)
Net income (loss)	452,598	315,265	1,298,205	764,102
Less: Net income (loss) attributable to noncontrolling interests, net of tax	20,864	17,890	60,194	50,896
Net income (loss) attributable to DISH Network	$431,734	$297,375	$1,238,011	$713,206

Weighted-average common shares outstanding - Class A and B common stock:
Basic	467,570	466,240	467,216	465,893
Diluted	525,995	525,246	525,752	521,639

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.92	$0.64	$2.65	$1.53
Diluted net income (loss) per share attributable to DISH Network	$0.82	$0.57	$2.35	$1.42

Comprehensive Income (Loss):
Net income (loss)	$452,598	$315,265	$1,298,205	$764,102
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,372)	232	(1,629)	1,078
Unrealized holding gains (losses) on available-for-sale securities	134	494	288	7,459
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(2)	(1)	(7)	(635)
Deferred income tax (expense) benefit, net	(32)	(183)	(71)	(2,509)
Total other comprehensive income (loss), net of tax	(1,272)	542	(1,419)	5,393
Comprehensive income (loss)	451,326	315,807	1,296,786	769,495
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	20,864	17,890	60,194	50,896
Comprehensive income (loss) attributable to DISH Network	$430,462	$297,917	$1,236,592	$718,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$1,298,205	$764,102
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	540,959	625,625
Realized and unrealized losses (gains) on investments	(13,153)	(44,467)
Non-cash, stock-based compensation	24,897	20,619
Deferred tax expense (benefit)	308,610	558,423
Other, net	(78,481)	17,976
Changes in current assets and current liabilities, net	(65,303)	284,805
Net cash flows from operating activities	2,015,734	2,227,083

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(801,916)	(282,919)
Sales and maturities of marketable investment securities	675,162	107,768
Purchases of property and equipment	(282,805)	(324,105)
Capitalized interest related to FCC authorizations (Note 2)	(765,239)	(769,046)
Purchases of FCC authorizations, including deposits (Note 9)	—	(4,711,154)
Purchases of strategic investments	—	(90,381)
Other, net	16,773	22,666
Net cash flows from investing activities	(1,158,025)	(6,047,171)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes	—	1,000,000
Redemption and repurchases of senior notes	(1,088,392)	(900,000)
Repayment of long-term debt and capital lease obligations	(32,651)	(32,409)
Payments made to parent of transferred businesses	—	(7,098)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	16,300	24,171
Debt issuance costs	—	(6,158)
Other, net	(2,760)	(349)
Net cash flows from financing activities	(1,107,503)	78,157

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(249,794)	(3,741,931)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	1,479,901	5,325,184
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$1,230,107	$1,583,253

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  As a result of the completion of the Share Exchange with EchoStar, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.  See Note 2 and Note 12 for further information.  The Sling branded pay-TV services consist of, among other things, multichannel, live, linear streaming OTT Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of September 30, 2018, we had 12.656 million Pay-TV subscribers in the United States, including 10.286 million DISH TV subscribers and 2.370 million Sling TV subscribers.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”).  The first phase of our network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  As of September 30, 2018, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, Radio Frequency (“RF”) design, and deployment services.  Among other things, initial RF design in connection with the first phase of our network deployment is now complete, and we are in the process of identifying and securing tower sites. The core network has been installed and commissioned.  Based on our vendors’ current forecast, we plan to install the first base stations on sites later this year, and to continue deployment until complete.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  See Note 9 for further information.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through our wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), we initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, L.L.C. (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets.  Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements.  See Note 2 for further information.

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

On February 28, 2017, we and EchoStar and certain of our respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplink services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of Hughes Network Systems, L.L.C. (“HNS”), a wholly-owned subsidiary of Hughes.  In connection with the Share Exchange, we and EchoStar and certain of their subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 12 for further information.

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

Redeemable Noncontrolling Interests

Northstar Wireless.  Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, which is an entity owned by Northstar Manager, LLC (“Northstar Manager”) and us.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate Northstar Spectrum into our financial statements.  The Northstar Operative Agreements, as amended, provide for, among other things, that after the fifth and sixth anniversaries of the grant of the AWS-3 Licenses to Northstar Wireless (and in certain circumstances, prior to the fifth anniversary of the grant of the AWS-3 Licenses to Northstar Wireless), Northstar Manager has the ability, but not the obligation, to require Northstar Spectrum to purchase Northstar Manager’s ownership interests in Northstar Spectrum (the “Northstar Put Right”) for a purchase price that generally equals its equity contribution to Northstar Spectrum plus a fixed annual rate of return.  In the event that the Northstar Put Right is exercised by Northstar Manager, the consummation of the sale will be subject to FCC approval.  Northstar Spectrum does not have a call right with respect to Northstar Manager’s ownership interests in Northstar Spectrum.  Although Northstar Manager is the sole manager of Northstar Spectrum, Northstar Manager’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets.  Northstar Manager’s ownership interest in Northstar Spectrum was initially accounted for at fair value.  Subsequently, Northstar Manager’s ownership interest in Northstar Spectrum is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The operating results of Northstar Spectrum attributable to Northstar Manager are recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 9 for further information.

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

As of September 30, 2018 and December 31, 2017, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.  See Note 5 for the fair value of our marketable investment securities and derivative financial instruments.

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

Assets recognized related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the three and nine months ended September 30, 2018, we capitalized $51 million and $141 million, respectively, under these programs.  The amortization expense related to these programs was $9 million and $17 million, respectively, for the three and nine months ended September 30, 2018.  As of September 30, 2018, we had a total of $138 million capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other currents assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In addition, we are providing additional disclosures comparing the results under previous guidance to those as follows:

Condensed Consolidated Statements of Operations	DISH Network (as would have been reported under previous standards)	Impact of adopting ASU 2014-09	DISH Network (as currently reported)
	(In thousands)
For the Three Months Ended September 30, 2018
Subscriber-related revenue	$3,352,054	$(2,698)	$3,349,356
Subscriber-related expenses	$2,127,035	$(3,237)	$2,123,798
Total subscriber acquisition costs	$227,686	$(40,808)	$186,878
Operating income (loss)	$521,356	$41,347	$562,703
Income (loss) before income taxes	$551,941	$41,347	$593,288
Income tax (provision) benefit, net	$(130,522)	$(10,168)	$(140,690)
Net income (loss) attributable to DISH Network	$400,555	$31,179	$431,734
Diluted net income (loss) per share attributable to DISH Network	$0.76	$0.06	$0.82

For the Nine Months Ended September 30, 2018
Subscriber-related revenue	$10,206,160	$(14,340)	$10,191,820
Subscriber-related expenses	$6,478,665	$(10,489)	$6,468,176
Total subscriber acquisition costs	$691,216	$(125,065)	$566,151
Operating income (loss)	$1,543,655	$121,214	$1,664,869
Income (loss) before income taxes	$1,574,978	$121,214	$1,696,192
Income tax (provision) benefit, net	$(368,156)	$(29,831)	$(397,987)
Net income (loss) attributable to DISH Network	$1,146,628	$91,383	$1,238,011
Diluted net income (loss) per share attributable to DISH Network	$2.18	$0.17	$2.35

Condensed Consolidated Balance Sheets	DISH Network (as would have been reported under previous standards)	Impact of adopting ASU 2014-09	DISH Network (as currently reported)
	(In thousands)
As of September 30, 2018
Inventory	$273,227	$31,717	$304,944
Other current assets	$159,381	$38,609	$197,990
Other noncurrent assets, net	$345,739	$98,906	$444,645
Total assets	$29,968,178	$169,232	$30,137,410
Deferred revenue and other	$643,205	$42,478	$685,683
Deferred tax liabilities	$2,298,388	$30,623	$2,329,011
Long-term deferred revenue and other long-term liabilities	$455,052	$2,427	$457,479
Total liabilities	$21,378,673	$75,528	$21,454,201
Total stockholders' equity (deficit)	$8,149,334	$93,704	$8,243,038
Total liabilities and stockholders' equity (deficit)	$29,968,178	$169,232	$30,137,410

The adoption of ASU 2014-09 had no impact to cash flows from operating, investing and financing activities on our Condensed Consolidated Statements of Cash Flows.

Research and Development

Research and development costs are expensed as incurred.  Research and development costs totaled $6 million and $8 million for the three months ended September 30, 2018 and 2017, respectively.  Research and development costs totaled $18 million and $24 million for the nine months ended September 30, 2018 and 2017, respectively.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

New Accounting Pronouncements

Leases.  In February 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), and has modified the standard thereafter.  ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring that lessees recognize right of use assets and lease liabilities for the vast majority of leases.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  The accounting guidance for lessors remains largely unchanged.

The effective date of this standard for us will be January 1, 2019, at which time we plan to adopt the standard using the modified retrospective approach with a cumulative-effect adjustment to opening retained earnings recorded at the beginning of the period of adoption.  Therefore, upon adoption, we will recognize and measure leases without revising comparative period information or disclosure.  The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.  While our assessment of the effect of ASU 2016-02 is ongoing, we currently believe the most significant impact will be the recognition of right of use assets and lease liabilities on our Condensed Consolidated Balance Sheets.  The multidisciplinary team we have established to implement this guidance is currently collecting and validating lease data and implementing our selected lease accounting system.

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

Fair Value Measurement.  On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by adding, modifying or removing certain disclosures.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis.  We are evaluating the impact the adoption of ASU 2018-13 will have on our Condensed Consolidated Financial Statements and related disclosures.

3.Basic and Diluted Net Income (Loss) Per Share

We present both basic earnings per share (“EPS”) and diluted EPS.  Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to DISH Network” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and if our Convertible Notes were converted.  The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of our Class A common stock.  The potential dilution from conversion of the Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of our Class A common stock issuable upon conversion of the Convertible Notes will be included in the calculation of diluted EPS assuming conversion of the Convertible Notes at the beginning of the reporting period (or at time of issuance, if later).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Net income (loss)	$452,598	$315,265	$1,298,205	$764,102
Less: Net income (loss) attributable to noncontrolling interests, net of tax	20,864	17,890	60,194	50,896
Net income (loss) attributable to DISH Network - Basic	431,734	297,375	1,238,011	713,206
Interest on dilutive Convertible Notes, net of tax (1)	—	—	—	30,125
Net income (loss) attributable to DISH Network - Diluted	$431,734	$297,375	$1,238,011	$743,331

Weighted-average common shares outstanding - Class A and B common stock:
Basic	467,570	466,240	467,216	465,893
Dilutive impact of Convertible Notes	58,192	58,192	58,192	54,850
Dilutive impact of stock awards outstanding	233	814	344	896
Diluted	525,995	525,246	525,752	521,639

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.92	$0.64	$2.65	$1.53
Diluted net income (loss) per share attributable to DISH Network	$0.82	$0.57	$2.35	$1.42

(1)	For the three and nine months ended September 30, 2018, materially all of our interest expense was capitalized. See Note 2 for further information.

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

	As of September 30,
	2018	2017
	(In thousands)
Anti-dilutive stock awards	3,836	1,778
Performance based options	4,722	6,318
Restricted Performance Units/Awards	1,790	1,252
Common stock warrants	46,029	46,029
Total	56,377	55,377

2019 LTIP.  On August 17, 2018, we adopted a long-term, performance-based stock incentive plan (the “2019 LTIP”).  The 2019 LTIP provides stock options, which vest based on certain company-specific subscriber, operational and/or financial goals.  Vesting of the stock awards is contingent on achieving these goals by December 31, 2023.  On October 1, 2018, options to purchase approximately 4.4 million shares were initially granted under the 2019 LTIP, with an exercise price per share equal to the closing price of our Class A common stock on the date of grant.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Cash paid for interest (including capitalized interest)	$764,540	$812,517
Cash received for interest	10,126	5,247
Cash paid for income taxes	27,280	33,181
Capitalized interest (1)	761,842	752,925
Initial equity component of the 2 3/8% Convertible Notes due 2024, net of deferred taxes of $92,512	—	159,869
Employee benefits paid in Class A common stock	27,322	23,164
Assets financed under capital lease obligations	142	889

(1)	See Note 2 for further information.

5.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2018	2017
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$196	$195
Strategic - trading/equity (Note 2)	11,236	93,367
Other	624,000	407,603
Total current marketable investment securities	635,432	501,165
Restricted marketable investment securities (1)	66,809	72,014
Total marketable investment securities	702,241	573,179

Restricted cash and cash equivalents (1)	390	393

Other investment securities:
Other investment securities - equity method	109,546	113,460
Total other investment securities	109,546	113,460

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$812,177	$687,032

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities –  Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility.  As of September 30, 2018, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2018 and December 31, 2017, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2018 and December 31, 2017, we had accumulated net unrealized gains of less than $1 million and accumulated net unrealized losses of less than $1 million, respectively.  These amounts, net of related tax effect, were accumulated net unrealized gains of less than $1 million and accumulated net unrealized losses of less than $1 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of September 30, 2018				As of December 31, 2017
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$66,569	$—	$(49)	$(49)	$84,286	$22	$(141)	$(119)
Commercial paper	50,000	—	—	—	107,962	—	(10)	(10)
Corporate securities	571,480	299	(223)	76	282,256	—	(124)	(124)
Other	2,956	58	—	58	5,308	58	(1)	57
Total	$691,005	$357	$(272)	$85	$479,812	$80	$(276)	$(196)

As of September 30, 2018, restricted and non-restricted marketable investment securities included debt securities of $418 million with contractual maturities within one year and $273 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$1,127,887	$824	$1,127,063	$—	$1,425,798	$655	$1,425,143	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$66,569	$66,569	$—	$—	$84,286	$84,286	$—	$—
Commercial Paper	50,000	—	50,000	—	107,962	—	107,962	—
Corporate securities	571,480	—	571,480	—	282,256	—	282,256	—
Other	2,956	—	2,760	196	5,308	—	5,113	195

Equity securities	11,236	11,236	—	—	93,367	93,367	—	—
Total	$702,241	$77,805	$624,240	$196	$573,179	$177,653	$395,331	$195

As of September 30, 2018 and December 31, 2017, our Level 3 investments were immaterial.

During the nine months ended September 30, 2018, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2018	2017	2018	2017
	(In thousands)
Marketable investment securities - realized and unrealized gains (losses) (1)	$23,574	$39,708	$8,865	$44,467
Costs related to early redemption of debt	—	—	(2,716)	—
Gain (loss) on sale of subsidiary	7,004	—	7,004	—
Equity in earnings of affiliates	(5,369)	501	(3,164)	895
Other	264	52	2,108	2,811
Total	$25,473	$40,261	$12,097	$48,173

(1)	During the three and nine months ended September 30, 2018, we recorded unrealized gains of $5 million and $3 million, respectively, related to equity securities held as of September 30, 2018.

6.Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2018	2017
	(In thousands)
Finished goods	$231,379	$248,233
Work-in-process and service repairs	55,911	54,455
Raw materials	17,654	18,320
Total inventory	$304,944	$321,008

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			September 30,	December 31,
	(In Years)			2018	2017
				(In thousands)
Equipment leased to customers	2	-	5	$2,105,679	$2,323,100
EchoStar XV		15		277,658	277,658
EchoStar XVIII		15		411,255	411,255
D1		N/A		55,000	55,000
T1		14.25		100,000	100,000
Satellites acquired under capital lease agreements	10	-	15	499,819	499,819
Furniture, fixtures, equipment and other	2	-	10	1,838,437	1,779,109
Buildings and improvements	4	-	40	294,533	293,571
Land		—		14,057	14,057
Construction in progress		—		139,831	103,176
Total property and equipment				5,736,269	5,856,745
Accumulated depreciation				(3,746,235)	(3,673,084)
Property and equipment, net				$1,990,034	$2,183,661

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Equipment leased to customers	$114,606	$144,016	$337,004	$425,753
Satellites	25,085	29,414	75,257	87,840
Buildings, furniture, fixtures, equipment and other	35,594	35,894	128,698	112,032
Total depreciation and amortization	$175,285	$209,324	$540,959	$625,625

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of September 30, 2018, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
		Degree	(Years)/Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15
EchoStar XVIII	June 2016	61.5	15

Leased from EchoStar (1):
EchoStar IX	August 2003	121	Month to month
EchoStar X (2)	February 2006	110	February 2021
EchoStar XI (2)	July 2008	110	September 2021
EchoStar XIV (2)	March 2010	119	February 2023
EchoStar XVI (3)	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II (4)	December 2008	129	January 2019

(1)	See Note 12 for further information on our Related Party Transactions with EchoStar.
(2)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(3)	We have the option to renew this lease for an additional five-year period.
(4)

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

(5)

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.Long-Term Debt and Capital Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
4 1/4% Senior Notes due 2018 (1)	$—	$—	$1,025,861	$1,031,596
7 7/8% Senior Notes due 2019 (2)	1,337,469	1,386,514	1,400,000	1,501,206
5 1/8% Senior Notes due 2020	1,100,000	1,112,320	1,100,000	1,127,588
6 3/4% Senior Notes due 2021	2,000,000	2,049,640	2,000,000	2,120,480
5 7/8% Senior Notes due 2022	2,000,000	1,958,480	2,000,000	2,014,140
5% Senior Notes due 2023	1,500,000	1,366,665	1,500,000	1,432,335
5 7/8% Senior Notes due 2024	2,000,000	1,802,400	2,000,000	1,952,220
2 3/8% Convertible Notes due 2024	1,000,000	888,020	1,000,000	962,860
7 3/4% Senior Notes due 2026	2,000,000	1,891,620	2,000,000	2,118,400
3 3/8% Convertible Notes due 2026	3,000,000	2,862,150	3,000,000	3,262,290
Other notes payable	40,467	40,467	44,928	44,928
Subtotal	15,977,936	$15,358,276	17,070,789	$17,568,043
Unamortized debt discount on the Convertible Notes	(857,374)		(925,360)
Unamortized deferred financing costs and other debt discounts, net	(39,680)		(46,782)
Capital lease obligations (3)	76,348		104,318
Total long-term debt and capital lease obligations (including current portion)	$15,157,230		$16,202,965

(1)	On April 2, 2018, we redeemed the principal balance of our 4 1/4% Senior Notes due 2018.
(2)

During the nine months ended September 30, 2018, we repurchased $62 million of our 7 7/8% Senior Notes due 2019 in open market trades.  The remaining balance of $1.338 billion matures on September 1, 2019.

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

MVDDS Licenses.  We have multichannel video distribution and data service (“MVDDS”) licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  In January 2015, the FCC granted our application to extend the build-out requirements related to our MVDDS licenses.  We now have until the second half of 2019 to provide “substantial service” on our MVDDS licenses.  Our MVDDS licenses may be terminated if we do not provide substantial service in accordance with the new build-out requirements.  These wireless spectrum licenses expire in August 2024 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

LMDS Licenses.  As a result of the completion of the Share Exchange on February 28, 2017, we acquired from EchoStar certain Local Multipoint Distribution Service (“LMDS”) licenses in four markets:  Cheyenne, Kansas City, Phoenix, and San Diego.  The “substantial service” milestone has been met with respect to each of the licenses.  In addition, through the FCC’s Spectrum Frontiers proceeding, a portion of each of our LMDS licenses were reassigned to the Upper Microwave Flexible Use Service band (27.5-28.35 GHz), which will allow for a more flexible use of the licenses, including, among other things, 5G mobile operations.  These wireless spectrum licenses have been renewed by the FCC through September 2028.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  The first phase of our network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  As of September 30, 2018, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services.  Among other things, initial RF design in connection with the first phase of our network deployment is now complete, and we are in the process of identifying and securing tower sites.  The core network has been installed and commissioned.  Based on our vendors’ current forecast, we plan to install the first base stations on sites later this year, and to continue deployment until complete.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020.  We currently expect expenditures for the second phase of our network deployment to be approximately $10 billion.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  For example, on September 18, 2018, we filed an application with the FCC to participate as a bidder in the FCC’s auction of Upper Microwave Flexible Use Service licenses in the 27.5–28.35 GHz bands (“Auction 101”) and 24.25–24.45 and 24.75–25.25 GHz bands (“Auction 102” and collectively with Auction 101, “Auctions 101 & 102”).  On October 10, 2018, the FCC announced that a subsidiary of DISH Network and 25 other applicants were qualified to participate in Auction 101 and that a subsidiary of DISH Network and 33 other applicants were qualified to participate in Auction 102.  Auction 101 is scheduled to commence on November 14, 2018, and Auction 102 will be scheduled to commence subsequent to the conclusion of bidding in Auction 101.  The FCC determined that bidding in these auctions will be “anonymous,” which means that prior to and during the course of the auctions, the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auctions.

On July 9, 2018, the FCC sent us a letter inquiring about our progress toward meeting certain buildout milestones by March 2020, which is publicly available on the FCC’s website.  On September 21, 2018, we filed a response letter with the FCC regarding our progress toward meeting certain buildout milestones.  We will continue to update the FCC about our progress on the first phase of our network deployment.  There is no assurance that the FCC will find our build-out, including the first phase of our network deployment, sufficient to meet the build-out requirements to which our wireless spectrum licenses are subject.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Northstar Investment.    Through American II, we own a non-controlling interest in Northstar Spectrum, which is comprised of 85% of the Class B Common Interests and 100% of the Class A Preferred Interests of Northstar Spectrum.  Northstar Manager is the sole manager of Northstar Spectrum and owns a controlling interest in Northstar Spectrum, which is comprised of 15% of the Class B Common Interests of Northstar Spectrum.  As of March 31, 2018, the total equity contributions from American II and Northstar Manager to Northstar Spectrum were approximately $7.621 billion and $133 million, respectively.  As of March 31, 2018, the total loans from American II to Northstar Wireless under the Northstar Credit Agreement (as defined below) for payments to the FCC related to the Northstar Licenses (as defined below) were approximately $500 million.

SNR Investment.  Through American III, we own a non-controlling interest in SNR HoldCo, which is comprised of 85% of the Class B Common Interests and 100% of the Class A Preferred Interests of SNR HoldCo.  SNR Management is the sole manager of SNR HoldCo and owns a controlling interest in SNR HoldCo, which is comprised of 15% of the Class B Common Interests of SNR HoldCo.  As of March 31, 2018, the total equity contributions from American III and SNR Management to SNR HoldCo were approximately $5.590 billion and $93 million, respectively.  As of March 31, 2018, the total loans from American III to SNR Wireless under the SNR Credit Agreement (as defined below) for payments to the FCC related to the SNR Licenses (as defined below) were approximately $500 million.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Order on Remand.    On January 24, 2018, the FCC released an Order on Remand, DA 18-70 (the “Order on Remand”) purporting to establish a procedure to afford Northstar Wireless and SNR Wireless the opportunity to implement a Cure pursuant to the Appellate Decision.  The Order on Remand provided that Northstar Wireless and SNR Wireless each had until April 24, 2018 to file the necessary documentation to demonstrate that, in light of such changes, each of Northstar Wireless and SNR Wireless qualifies for the very small business bidding credit that it sought in the AWS-3 Auction.  Additionally, the Order on Remand provides that if either Northstar Wireless or SNR Wireless needs additional time to negotiate new or amended agreements, it may request to extend the deadline for such negotiations for an additional 45 days (extending the deadline to June 8, 2018).  On April 16, 2018, the FCC approved Northstar Wireless’ and SNR Wireless’ requests to extend the deadline for such negotiations for an additional 45 days to June 8, 2018.  On June 8, 2018, Northstar Wireless and SNR Wireless each filed amended agreements to demonstrate that, in light of such changes, each of Northstar Wireless and SNR Wireless qualifies for the very small business bidding credit that it sought in the AWS-3 Auction.  The Order on Remand also provided, among other things, until July 23, 2018 for certain third-parties to file comments about any changes to the agreements proposed by Northstar Wireless and SNR Wireless and several third-parties filed comments (with one opposition).  On October 22, 2018, Northstar Wireless and SNR Wireless filed a response to the third-party comments.

Northstar Wireless and SNR Wireless have submitted eleven separate requests for meetings with the FCC regarding a Cure.  To date, with the lone exception of the Office of former Commissioner Mignon Clyburn, the parties have been refused an audience with the Commissioners and staff of the FCC.  Northstar Wireless and SNR Wireless have filed a Joint Application for Review of the Order on Remand requesting, among other things, an iterative negotiation process with the FCC regarding a Cure, which was denied on July 12, 2018.  We cannot predict with any degree of certainty the timing or outcome of these proceedings.

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

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of September 30, 2018, the remaining obligation of our guarantee was $69 million.

As of September 30, 2018, we have not recorded a liability on the balance sheet for this guarantee.

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

Blue Spike, LLC

On July 6, 2018, Blue Spike, LLC (“Blue Spike”) filed a complaint against us and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of Reissued United States Patent RE44,222E1 (the “222 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; Reissued United States Patent RE44,307 (the “307 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; and United States Patent Nos. 7,287,275B2 (the “275 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 8,473,746 (the “746 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 8,224,705 (the “705 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 7,475,246 (the “246 patent”), entitled “Secure personal content server”; 8,739,295B2 (the “295 patent”), entitled “Secure personal content server”; 9,021,602 (the “602 patent”), entitled “Data Protection and Device”; 9,104,842 (the “842 patent”), entitled “Data Protection and Device”; 9,934,408 (the “408 patent”), entitled “Secure personal content server”; 7,159,116B2 (the “116 patent”), entitled “Systems, methods and devices for trusted transactions”; and 8,538,011B2 (the “011 patent”), entitled “Systems, methods and devices for trusted transactions.”  On September 5, 2018, pursuant to a joint motion of the parties, the Court ordered the case transferred to the United States District Court for the District of Delaware.  In a First Amended Complaint filed on October 12, 2018, Blue Spike dropped its claims for infringement of the 222 patent, the 307 patent, the 275 patent, the 705 patent, and the 746 patent.  Blue Spike is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  It has filed more than 170 patent infringement cases since 2011.

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

In a First Amended Complaint filed on August 6, 2018, Contemporary added our wholly owned subsidiary DISH Network L.L.C. as a defendant.  In a Second Amended Complaint filed on October 9, 2018, Contemporary named only our wholly owned subsidiary DISH Network L.L.C. as a defendant and dropped certain indirect infringement allegations.

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

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation.  On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions.  On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims.  On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims.  Customedia has filed notices of appeal from all of the final written decisions adverse to it, and DISH Network L.L.C. has cross-appealed to the extent that its petitions were not successful.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On February 3, 2016, Grecia filed a new complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of California, alleging infringement of United States Patent No. 8,887,308 (the “308 patent”), which is entitled “Digital Cloud Access – PDMAS Part III,” on which Grecia is also the named inventor.  Grecia alleges that we violate the 308 patent in connection with our DISH Anywhere feature.  On July 29, 2016, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 308 patent.  On January 19, 2017, the United States Patent and Trademark Office declined to institute a proceeding on our petition.  The litigation in the District Court, which had been stayed since June 13, 2016 pending resolution of DISH Network L.L.C.’s petition to the United States Patent and Trademark Office, was further stayed on February 23, 2017 pending a claim construction order from the United States District Court for the Southern District of New York in a separate action in which Grecia is asserting the same patent.  On September 4, 2018, the Court entered a scheduling order, effectively lifting the stay.

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

Multimedia Content Management LLC

On July 25, 2018, Multimedia Content Management LLC (“Multimedia”) filed a complaint against us in the United States District Court for the Western District of Texas.  Multimedia alleges that we infringe United States Patent No. 8,799,468 (the “468 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” and United States Patent No. 9,465,925 (the “925 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” in connection with impulse pay per view content offerings on certain set-top boxes.  Multimedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

Realtime Data LLC and Realtime Adaptive Streaming LLC

On June 6, 2017, Realtime Data LLC d/b/a IXO (“Realtime”) filed an amended complaint in the United States District Court for the Eastern District of Texas (the “Original Texas Action”) against us; our wholly-owned subsidiaries DISH Network L.L.C., DISH Technologies L.L.C. (then known as EchoStar Technologies L.L.C.), Sling TV L.L.C. and Sling Media L.L.C.; EchoStar, and EchoStar’s wholly-owned subsidiary HNS; and Arris Group, Inc.  Realtime’s initial complaint in the Original Texas Action, filed on February 14, 2017, had named only EchoStar and HNS as defendants.

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

Rothschild Broadcast Distribution Systems, LLC

On August 2, 2018, Rothschild Broadcast Distribution Systems, LLC (“Rothschild”) filed a complaint against us in the United States District Court for the Eastern District of Texas.  The complaint, which accuses the DISH Anywhere feature, alleges infringement of United States Patent 8,856,221 (the “221 patent”), entitled “System and Method for Storing Broadcast Content in a Cloud-based Computing Environment.”  Rothschild, an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein, has filed more than 35 patent infringement cases since 2015.  On October 10, 2018, the Court granted Rothschild’s motion to dismiss the case without prejudice.  This matter is now concluded.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Among other things, the Amended Injunction provided DISH Network L.L.C. a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH TV goods and services.  On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit, which heard oral argument on September 17, 2018.  On February 2, 2018, the plaintiffs filed a notice claiming that DISH Network L.L.C. failed to prove that it met the Demonstration Requirements, as required by the Injunction, and asking the Court to impose a two-year ban on telemarketing by us, and a two-year ban on accepting orders from our primary retailers.  On April 10, 2018, the plaintiffs withdrew their February 2, 2018 notice, without prejudice, and the Court vacated the hearing that had been set on the matter.

During the second quarter 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during periods prior to 2017.  Our total accrual at September 30, 2018 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  On April 5, 2018, the Court entered a $61 million judgment in favor of the class.  On May 4, 2018, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit.    During the second quarter 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at September 30, 2018 was $61 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

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

Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint.  Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action.  On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation.  The Special Litigation Committee’s report is due November 27, 2018.

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

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York.  The operative First Amended Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN and other networks.  Turner claims damages of $183 million.  On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner.  In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties. The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action.  The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless.  The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules.  Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA.  Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.  On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C.  The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings.  See “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” above for further information.  Thereafter, the Court maintained the stay until it was lifted on October 26, 2018.

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

The total assets, revenue and operating income by segment were as follows:

	As of
	September 30,	December 31,
	2018	2017
	(In thousands)
Total assets:
Pay-TV	$28,570,048	$28,353,581
Wireless	24,156,847	23,377,088
Eliminations	(22,589,485)	(21,956,903)
Total assets	$30,137,410	$29,773,766

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
Pay-TV	$3,395,141	$3,583,454	$10,314,473	$10,907,447
Wireless	—	—	—	—
Eliminations	—	—	—	—
Total revenue	$3,395,141	$3,583,454	$10,314,473	$10,907,447

Operating income (loss):
Pay-TV	$572,753	$460,158	$1,693,378	$1,344,742
Wireless (1)	(10,050)	(11,107)	(28,509)	(36,268)
Eliminations	—	—	—	—
Total operating income (loss)	$562,703	$449,051	$1,664,869	$1,308,474

(1)

Operating income (loss) for the wireless segment was positively impacted for the three and nine months ended September 30, 2018 by a decrease in depreciation expense associated with the T1 satellite, which was impaired during the fourth quarter 2017.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Geographic Information.  Revenue is attributed to geographic regions based upon the location where the goods and services are provided.  All subscriber-related revenue was derived from the United States.  Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2018	2017	2018	2017
	(In thousands)
United States	$3,380,412	$3,571,686	$10,280,237	$10,874,653
Canada and Mexico	14,729	11,768	34,236	32,794
Total revenue	$3,395,141	$3,583,454	$10,314,473	$10,907,447

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Category:	2018	2017	2018	2017
	(In thousands)
Pay-TV video and related revenue	$3,288,754	$3,459,439	$9,988,705	$10,508,801
Broadband revenue	60,602	91,615	203,115	300,618
Equipment sales and other revenue	45,785	32,400	122,653	98,028
Total	$3,395,141	$3,583,454	$10,314,473	$10,907,447

All revenues during the three and nine months ended September 30, 2018 were derived from our Pay-TV segment.

11.Contract Balances

Our valuation and qualifying accounts activity as of September 30, 2018 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
For the nine months ended September 30, 2018	$15,511	$73,695	$(76,275)	$12,931

Deferred revenue related to contracts with subscribers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.  Changes in deferred revenue related to contracts with subscribers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2017	$699,597
Recognition of unearned revenue	(5,426,707)
Deferral of revenue	5,398,249
Balance as of September 30, 2018	$671,139

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

“Trade accounts receivable”

As of September 30, 2018 and December 31, 2017, trade accounts receivable from EchoStar was $4 million and $2 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of September 30, 2018 and December 31, 2017, trade accounts payable to EchoStar was $19 million and $42 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During each of the three months ended September 30, 2018 and 2017, we received $2 million and $1 million, respectively, for services provided to EchoStar.  During the nine months ended September 30, 2018 and 2017, we received $7 million and $2 million, respectively, for services provided to EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

•

Cheyenne Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019.  In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020.  EchoStar has the option to renew this lease for twelve one-year periods.

•

Gilbert Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 801 N. DISH Dr., Gilbert, Arizona for a period ending in March 2019.  In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020.  EchoStar has the option to renew this lease for twelve one-year periods.

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

“Subscriber-related expenses”

During the three months ended September 30, 2018 and 2017, we incurred $9 million and $15 million, respectively, of subscriber-related expenses for services provided to us by EchoStar.  During the nine months ended September 30, 2018 and 2017, we incurred $33 million and $56 million, respectively, of subscriber-related expenses for services provided to us by EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

“Satellite and transmission expenses”

During the three months ended September 30, 2018 and 2017, we incurred expenses of $73 million and $89 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  During the nine months ended September 30, 2018 and 2017, we incurred expenses of $242 million and $267 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  EchoStar is a supplier of the vast majority of our transponder capacity.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•

EchoStar XVI.  In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of:  (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year.  Prior to expiration of the initial term, we had the option to renew for an additional five-year period.  In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023.  We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023.  There can be no assurance that the option to renew this agreement will be exercised.  During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place certain satellites at the 61.5 degree orbital location.

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

“General and administrative expenses”

During the three months ended September 30, 2018 and 2017, we incurred $5 million and $8 million, respectively, of general and administrative expenses for services provided to us by EchoStar.   During the nine months ended September 30, 2018 and 2017, we incurred $16 million and $23 million, respectively, of general and administrative expenses for services provided to us by EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

•

Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado was for a period ending on December 31, 2017.  In December 2017, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2018.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Other Agreements - EchoStar

Tax Sharing Agreement.  In connection with the Spin-off, we entered into a tax sharing agreement (the “Tax Sharing Agreement”) with EchoStar which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by us, and we will indemnify EchoStar for such taxes.  However, we are not liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended (the “Code”) because of:  (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar takes or fails to take; or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the Internal Revenue Service (“IRS”) in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, EchoStar is solely liable for, and will indemnify us for, any resulting taxes, as well as any losses, claims and expenses.  The Tax Sharing Agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter 2013 we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns.  As a result, we agreed to pay EchoStar $82 million of the tax benefit we received or will receive.  This resulted in a reduction of our recorded unrecognized tax benefits and this amount was reclassified to a long-term payable to EchoStar within “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets during the third quarter 2013.  Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit.  In addition, during the third quarter 2013, we and EchoStar agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and EchoStar for such combined returns, through the taxable period ending on December 31, 2017 (the “State Tax Arrangement”).  During the third quarter 2018, we and EchoStar amended the Tax Sharing Agreement and the 2013 agreements (the “Amendment”).

Under the Amendment, among other things, we are entitled to apply the benefit of EchoStar’s 2009 net operating losses to our federal tax return for the year ended December 31, 2008, in exchange for paying EchoStar over time the value of the net annual federal income taxes paid by EchoStar that would have been otherwise offset by their 2009 net operating loss.  In addition, the Amendment extends the term of the State Tax Arrangement for filing certain combined state income tax returns to the earlier to occur of (1) termination of the Tax Sharing Agreement, (2) a change in control of either us or EchoStar or, (3) for any particular state, if we and EchoStar no longer file a combined tax return for such state.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Hughes Broadband Master Services Agreement.   In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The MSA has an initial term of five years with automatic renewal for successive one-year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.  For the three months ended September 30, 2018 and 2017, we purchased broadband equipment from HNS of $1 million and $7 million, respectively, under the MSA.  For the nine months ended September 30, 2018 and 2017, we purchased broadband equipment from HNS of $18 million and $17 million, respectively, under the MSA.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$15,007	$17,897	$57,632	$54,328

	As of
	September 30,	December 31,
	2018	2017
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$16,229	$16,685
Commitments to NagraStar	$879	$4,927

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Sales:
Digital receivers and related components	$465	$413	$921	$1,596
Uplink services	$1,187	$995	$3,385	$2,993

	As of
	September 30,	December 31,
	2018	2017
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$1,219	$3,027

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 under the caption “Item 1A. Risk Factors.”    Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Financial Highlights

2018 Third Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.395 billion
•	Net income attributable to DISH Network of $432 million and basic and diluted earnings per share of common stock of $0.92 and $0.82, respectively
•	Loss of approximately 341,000 net Pay-TV subscribers
•	Loss of approximately 367,000 net DISH TV subscribers
•	Addition of approximately 26,000 net Sling TV subscribers
•	Pay-TV ARPU of $86.29
•	Gross new DISH TV subscriber activations of approximately 294,000
•	DISH TV churn rate of 2.11%
•	DISH TV SAC of $721

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Consolidated Financial Condition as of September 30, 2018

•	Cash, cash equivalents and current marketable investment securities of $1.865 billion
•	Total assets of $30.137 billion
•	Total long-term debt and capital lease obligations of $15.157 billion

Business Segments

We currently operate two primary business segments:  (1) Pay-TV; and (2) Wireless.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  The Sling branded pay-TV services consist of, among other things, multichannel, live, linear streaming over-the-top (“OTT”), Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of September 30, 2018, we had 12.656 million Pay-TV subscribers in the United States, including 10.286 million DISH TV subscribers and 2.370 million Sling TV subscribers.

Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH TV services from our competitors, we offer the Hopper whole-home DVR and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, tablets, phones and computers.  Our next generation Hopper, the Hopper 3, is available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.

We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and phones.  We offer Sling International, Sling Latino and Sling domestic video programming services.  Our domestic Sling TV services have a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously.  We face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Verizon, DirecTV, Sony, YouTube, Fubo and Philo that offer online services distributing movies, television shows and other video programming as well as programmers, such as HBO, CBS, Univision, STARZ and SHOWTIME, that began selling content directly to consumers over the Internet.  Some of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do.  In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings.  Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.  This competition, among other things, has caused the rate of growth in subscribers to our Sling TV services to decrease.  In June 2018, we launched additional Sling TV services which include offering consumers a la carte channel subscriptions, access to pay-per-view events and movies, and access to free content.  There can be no assurance that these additional services will positively affect our results of operations or our net Sling TV subscribers.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  The first phase of our network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  As of September 30, 2018, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, Radio Frequency (“RF”) design, and deployment services.  Among other things, initial RF design in connection with the first phase of our network deployment is now complete, and we are in the process of identifying and securing tower sites.  The core network has been installed and commissioned.  Based on our vendors’ current forecast, we plan to install the first base stations on sites later this year, and to continue deployment until complete.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020.  We currently expect expenditures for the second phase of our network deployment to be approximately $10 billion.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  See Note 9 “Commitments and Contingencies – DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through our wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), we initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, L.L.C. (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless and to SNR Wireless, respectively, which are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets.  Under the applicable accounting guidance in Accounting Standards Codification 810, Consolidation (“ASC 810”), Northstar Spectrum and SNR HoldCo are considered variable interest entities and, based on the characteristics of the structure of these entities and in accordance with the applicable accounting guidance, we consolidate these entities into our financial statements.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Also, in April 2018, T-Mobile US, Inc. (“T‑Mobile”) announced its acquisition of Sprint Corporation (“Sprint”).  We filed a petition to deny the transaction with the FCC.  We cannot predict the practical effect of the impact on us of T-Mobile’s acquisition of Sprint (if approved), including without limitation, the impact of any conditions on us (if any conditions are imposed).  However, it is possible that the outcomes resulting from this acquisition (if approved, with or without conditions) could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

For our Sling TV services, we offer a personalized TV experience with a customized channel line-up and two of the lowest priced multichannel live-linear online streaming services in the industry, our Sling Orange service and our Sling Blue service.  During 2018, we launched our “We are Slingers” campaign.  While we plan to implement these and other new marketing efforts for our Sling TV services, there can be no assurance that we will ultimately be successful in increasing our net Sling TV subscriber activations.

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

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire.  In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  On June 30, 2018, Univision Communications Inc. (“Univision”) removed certain of its channels from our DISH TV and Sling TV programming lineup, after we and Univision were unable to negotiate the terms and conditions of a new programming carriage contract.  In light of, among other things, certain Univision programming being available to consumers through alternative methods including over the air antennas and directly from Univision over the Internet, the current state of our negotiations with Univision and the duration of the absence of these Univision channels from our programming lineups, this removal may be permanent.  In particular, we experienced a higher DISH TV churn rate, higher net Pay-TV subscriber losses and lower gross new DISH TV subscriber activations beginning in the third quarter 2018 and continuing into the fourth quarter 2018, when Univision removed certain of its channels from our DISH TV and Sling TV programming lineup.  As a result, there can be no assurance that Univision’s removal of these channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.  Univision’s removal of certain of its channels from our programming lineup will continue to negatively impact our DISH TV churn rate, net DISH TV subscriber losses, gross new DISH TV subscriber activations and net Sling TV subscriber additions in the short-term.  However, over the long term, we anticipate that we will be able to provide more compelling offers to our subscribers, particularly containing Latino programming because of, among other things, our ability to provide more flexible and lower cost programming and because certain Univision programming is also available through alternative methods including over the air antennas and directly from Univision over the Internet.  In addition, on October 31, 2018, Home Box Office Inc. (“HBO”) removed its HBO and Cinemax channels from our DISH TV and Sling TV programming lineup, after we and HBO were unable to negotiate the terms and conditions of a new programming carriage contract.  While we cannot predict with any certainty the impact to our DISH TV churn rate, net DISH TV subscriber losses, gross new DISH TV subscriber activations and net Sling TV subscriber additions resulting from these programming removals, we may experience lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses, among other things.  As a result, there can be no assurance that the removal of these channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017.

	For the Three Months Ended September 30,		Variance
Statements of Operations Data	2018	2017	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,349,356	$3,551,054	$(201,698)	(5.7)
Equipment sales and other revenue	45,785	32,400	13,385	41.3
Total revenue	3,395,141	3,583,454	(188,313)	(5.3)

Costs and Expenses:
Subscriber-related expenses	2,123,798	2,237,742	(113,944)	(5.1)
% of Subscriber-related revenue	63.4%	63.0%
Satellite and transmission expenses	136,869	160,009	(23,140)	(14.5)
% of Subscriber-related revenue	4.1%	4.5%
Cost of sales - equipment and other	40,309	21,563	18,746	86.9
Subscriber acquisition costs	186,878	318,811	(131,933)	(41.4)
General and administrative expenses	169,299	186,954	(17,655)	(9.4)
% of Total revenue	5.0%	5.2%
Depreciation and amortization	175,285	209,324	(34,039)	(16.3)
Total costs and expenses	2,832,438	3,134,403	(301,965)	(9.6)

Operating income (loss)	562,703	449,051	113,652	25.3

Other Income (Expense):
Interest income	10,525	7,240	3,285	45.4
Interest expense, net of amounts capitalized	(5,413)	(4,370)	(1,043)	(23.9)
Other, net	25,473	40,261	(14,788)	(36.7)
Total other income (expense)	30,585	43,131	(12,546)	(29.1)

Income (loss) before income taxes	593,288	492,182	101,106	20.5
Income tax (provision) benefit, net	(140,690)	(176,917)	36,227	20.5
Effective tax rate	23.7%	35.9%
Net income (loss)	452,598	315,265	137,333	43.6
Less: Net income (loss) attributable to noncontrolling interests, net of tax	20,864	17,890	2,974	16.6
Net income (loss) attributable to DISH Network	$431,734	$297,375	$134,359	45.2

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.656	13.203	(0.547)	(4.1)
DISH TV subscribers, as of period end (in millions)	10.286	11.151	(0.865)	(7.8)
Sling TV subscribers, as of period end (in millions)	2.370	2.052	0.318	15.5
Pay-TV subscriber additions (losses), net (in millions)	(0.341)	0.016	(0.357)	*
DISH TV subscriber additions (losses), net (in millions)	(0.367)	(0.220)	(0.147)	(66.8)
Sling TV subscriber additions (losses), net (in millions)	0.026	0.236	(0.210)	(89.0)
Pay-TV ARPU	$86.29	$87.23	$(0.94)	(1.1)
DISH TV subscriber additions, gross (in millions)	0.294	0.402	(0.108)	(26.9)
DISH TV churn rate	2.11%	1.82%	0.29%	15.9
DISH TV SAC	$721	$750	$(29)	(3.9)
EBITDA	$742,597	$680,746	$61,851	9.1

* Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV subscribers.  We lost approximately 341,000 net Pay-TV subscribers during the three months ended September 30, 2018 compared to the addition of approximately 16,000 net Pay-TV subscribers during the same period in 2017.  The net Pay-TV subscriber losses during the three months ended September 30, 2018 compared to the additions during the same period in 2017 resulted from higher net DISH TV subscriber losses and fewer net Sling TV subscriber additions.  Our net Pay-TV subscriber losses during the three months ended September 30, 2018 were negatively impacted by Univision’s removal of certain of its channels from our DISH TV and Sling TV programming lineup.  As a result, we experienced higher net Pay-TV subscriber losses beginning in the third quarter 2018 and continuing into the fourth quarter 2018.  In light of, among other things, certain Univision programming being available to consumers through alternative methods, including over the air antennas and directly from Univision over the Internet, the current state of our negotiations with Univision and the duration of the absence of these Univision channels from our programming lineups, this removal may be permanent.  We lost approximately 367,000 net DISH TV subscribers during the three months ended September 30, 2018 compared to the loss of approximately 220,000 net DISH TV subscribers during the same period in 2017.  This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate, described below.  We added approximately 26,000 net Sling TV subscribers during the three months ended September 30, 2018 compared to the addition of approximately 236,000 net Sling TV subscribers during the same period in 2017.  This decrease in net Sling TV subscriber additions is primarily related to a higher number of customer disconnects on a larger Sling TV subscriber base, including the impact from Univision’s removal of certain of its channels from our programming lineup, discussed above, and to increased competition, including competition from other OTT service providers.

Our DISH TV churn rate for the three months ended September 30, 2018 was 2.11% compared to 1.82% for the same period in 2017.  Our DISH TV churn rate for the three months ended September 30, 2018 was negatively impacted by Univision’s removal of certain of its channels from our programming lineup, discussed above, partially offset by the positive impact from our increased emphasis on acquiring and retaining higher quality subscribers.  Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the three months ended September 30, 2018, we activated approximately 294,000 gross new DISH TV subscribers compared to approximately 402,000 gross new DISH TV subscribers during the same period in 2017, a decrease of 26.9%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, Univision’s removal of certain of its channels from our programming lineup, discussed above, as well as stricter customer acquisition policies for our DISH TV subscribers, including an increased emphasis on acquiring higher quality subscribers.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.349 billion for the three months ended September 30, 2018, a decrease of $202 million or 5.7% compared to the same period in 2017.  The decrease in “Subscriber-related revenue” from the same period in 2017 was primarily related to a lower average Pay-TV subscriber base and the decrease in Pay-TV ARPU discussed below.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $86.29 during the three months ended September 30, 2018 versus $87.23 during the same period in 2017.  The $0.94 or 1.1% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base, a shift in DISH TV programming package mix to lower priced programming packages and a decrease in revenue related to pay-per-view boxing events.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH TV programming package price increases in February 2018 and an increase in revenue per subscriber related to our Sling TV services.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.124 billion during the three months ended September 30, 2018, a decrease of $114 million or 5.1% compared to the same period in 2017.  The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber.  Programming costs per subscriber during the three months ended September 30, 2018 increased due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  This increase was offset by the reduction in programming costs per subscriber related to Univision’s removal of certain of its channels from our programming lineup and lower costs related to pay-per-view boxing events.  “Subscriber-related expenses” represented 63.4% and 63.0% of “Subscriber-related revenue” during the three months ended September 30, 2018 and 2017, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue discussed above.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $187 million during the three months ended September 30, 2018, a decrease of $132 million or 41.4% compared to the same period in 2017.  This change was primarily attributable to fewer gross new DISH TV subscriber activations and a $41 million positive impact related to the adoption of ASU 2014-09.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors. These amounts were previously expensed as “Subscriber acquisition costs.”  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH TV SAC.  DISH TV SAC was $721 during the three months ended September 30, 2018 compared to $750 during the same period in 2017, a decrease of $29 or 3.9%.  This change was primarily attributable to a decrease in advertising costs per activation partially offset by an increase in hardware costs per activation.  The increase in hardware costs per activation primarily resulted from a lower percentage of remanufactured receivers being activated on new subscriber accounts.

During both the three months ended September 30, 2018 and 2017, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $37 million.

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

Depreciation and amortization.  “Depreciation and amortization” expense totaled $175 million during the three months ended September 30, 2018, a $34 million or 16.3% decrease compared to the same period in 2017.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $743 million during the three months ended September 30, 2018, an increase of $62 million or 9.1% compared to the same period in 2017.  The increase in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  These changes in operating income include a $41 million positive impact related to the adoption of ASU 2014-09.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	September 30,
	2018	2017
	(In thousands)
EBITDA	$742,597	$680,746
Interest, net	5,112	2,870
Income tax (provision) benefit, net	(140,690)	(176,917)
Depreciation and amortization	(175,285)	(209,324)
Net income (loss) attributable to DISH Network	$431,734	$297,375

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

Income tax (provision) benefit, net.  Our income tax provision was $141 million during the three months ended September 30, 2018,  a decrease of $36 million compared to the same period in 2017.  The decrease in the provision was primarily related to a decrease in our effective tax rate as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), which, among other things, lowered the federal statutory corporate tax rate from 35% to 21%, partially offset by the increase in “Income (loss) before income taxes.”

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017.

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data	2018	2017	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$10,191,820	$10,809,419	$(617,599)	(5.7)
Equipment sales and other revenue	122,653	98,028	24,625	25.1
Total revenue	10,314,473	10,907,447	(592,974)	(5.4)

Costs and Expenses:
Subscriber-related expenses	6,468,176	6,723,704	(255,528)	(3.8)
% of Subscriber-related revenue	63.5%	62.2%
Satellite and transmission expenses	436,565	500,171	(63,606)	(12.7)
% of Subscriber-related revenue	4.3%	4.6%
Cost of sales - equipment and other	108,052	71,672	36,380	50.8
Subscriber acquisition costs	566,151	884,305	(318,154)	(36.0)
General and administrative expenses	529,701	497,801	31,900	6.4
% of Total revenue	5.1%	4.6%
Litigation expense	—	295,695	(295,695)	*
Depreciation and amortization	540,959	625,625	(84,666)	(13.5)
Total costs and expenses	8,649,604	9,598,973	(949,369)	(9.9)

Operating income (loss)	1,664,869	1,308,474	356,395	27.2

Other Income (Expense):
Interest income	30,461	33,979	(3,518)	(10.4)
Interest expense, net of amounts capitalized	(11,235)	(59,809)	48,574	81.2
Other, net	12,097	48,173	(36,076)	(74.9)
Total other income (expense)	31,323	22,343	8,980	40.2

Income (loss) before income taxes	1,696,192	1,330,817	365,375	27.5
Income tax (provision) benefit, net	(397,987)	(566,715)	168,728	29.8
Effective tax rate	23.5%	42.6%
Net income (loss)	1,298,205	764,102	534,103	69.9
Less: Net income (loss) attributable to noncontrolling interests, net of tax	60,194	50,896	9,298	18.3
Net income (loss) attributable to DISH Network	$1,238,011	$713,206	$524,805	73.6

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.656	13.203	(0.547)	(4.1)
DISH TV subscribers, as of period end (in millions)	10.286	11.151	(0.865)	(7.8)
Sling TV subscribers, as of period end (in millions)	2.370	2.052	0.318	15.5
Pay-TV subscriber additions (losses), net (in millions)	(0.586)	(0.323)	(0.263)	(81.4)
DISH TV subscriber additions (losses), net (in millions)	(0.744)	(0.874)	0.130	14.9
Sling TV subscriber additions (losses), net (in millions)	0.158	0.551	(0.393)	(71.3)
Pay-TV ARPU	$85.43	$87.01	$(1.58)	(1.8)
DISH TV subscriber additions, gross (in millions)	0.869	1.078	(0.209)	(19.4)
DISH TV churn rate	1.68%	1.85%	(0.17)%	(9.2)
DISH TV SAC	$730	$772	$(42)	(5.4)
EBITDA	$2,157,731	$1,931,376	$226,355	11.7

*Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV subscribers.  We lost approximately 586,000 net Pay-TV subscribers during the nine months ended September 30, 2018 compared to the loss of approximately 323,000 net Pay-TV subscribers during the same period in 2017.  The increase in net Pay-TV subscriber losses during the nine months ended September 30, 2018 resulted from fewer net Sling TV subscriber additions, partially offset by fewer net DISH TV subscriber losses.  Our net Pay-TV subscriber additions during the nine months ended September 30, 2018 were negatively impacted by Univision’s removal of certain of its channels from our DISH TV and Sling TV programming lineup.  We lost approximately 744,000 net DISH TV subscribers during the nine months ended September 30, 2018 compared to the loss of approximately 874,000 net DISH TV subscribers during the same period in 2017.  This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.  We added approximately 158,000 net Sling TV subscribers during the nine months ended September 30, 2018 compared to the addition of approximately 551,000 net Sling TV subscribers during the same period in 2017.  This decrease in net Sling TV subscriber additions is primarily related to a higher number of customer disconnects on a larger Sling TV subscriber base, including the impact from Univision’s removal of certain of its channels from our programming lineup, discussed above, and to increased competition, including competition from other OTT service providers.

Our DISH TV churn rate for the nine months ended September 30, 2018 was 1.68% compared to 1.85% for the same period in 2017.  This decrease primarily resulted from our increased emphasis on acquiring and retaining higher quality subscribers.  While our Pay-TV churn rate improved during the nine months ended September 30, 2018, it was negatively impacted by Univision’s removal of certain of its channels from our programming lineup, discussed above.  Our DISH TV churn rate is also impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the nine months ended September 30, 2018, we activated approximately 869,000 gross new DISH TV subscribers compared to approximately 1.078 million gross new DISH TV subscribers during the same period in 2017, a decrease of 19.4%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH TV subscribers, including an increased emphasis on acquiring higher quality subscribers.

During September 2017, Hurricane Maria caused extraordinary damage in Puerto Rico and the U.S. Virgin Islands, resulting in a widespread loss of power and infrastructure.  Given the devastation and loss of power, substantially all customers in those areas were unable to receive our service as of September 30, 2017.  In an effort to ensure customers would not be charged for services they were unable to receive, we proactively paused service for those customers.  Accordingly, we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count as of September 30, 2017.  During the fourth quarter 2017, 75,000 of these customers reactivated.  During the nine months ended September 30, 2018, 30,000 of these customers reactivated. We incurred certain costs in connection with the re-activation of these returning subscribers, and accordingly, these returning customers were recorded as gross new DISH TV subscriber activations with the corresponding costs recorded in “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and/or in “Purchases of property and equipment” on our Condensed Consolidated Statements of Cash Flows.  We cannot predict when the remaining subscribers in Puerto Rico and the U.S. Virgin Islands discussed above will be able to receive service, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return.  Although we continue to assess the potential impact of Hurricane Maria on our subscriber base, the impact of the hurricane did not have a material effect on our overall financial position or results of operations.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Subscriber-related revenue.  “Subscriber-related revenue” totaled $10.192 billion for the nine months ended September 30, 2018, a decrease of $618 million or 5.7% compared to the same period in 2017.  The decrease in “Subscriber-related revenue” from the same period in 2017 was primarily related to a lower average Pay-TV subscriber base and the decrease in Pay-TV ARPU discussed below.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $85.43 during the nine months ended September 30, 2018 versus $87.01 during the same period in 2017.  The $1.58 or 1.8% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base, a shift in DISH TV programming package mix to lower priced programming packages and a decrease in revenue related to pay-per-view boxing events.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH TV programming package price increases in February 2018 and 2017 and an increase in revenue per subscriber related to our Sling TV services.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $6.468 billion during the nine months ended September 30, 2018, a decrease of $256 million or 3.8% compared to the same period in 2017.  The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber, partially offset by higher programming costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” represented 63.5% and 62.2% of “Subscriber-related revenue” during the nine months ended September 30, 2018 and 2017, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs per subscriber, discussed above.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $566 million during the nine months ended September 30, 2018, a decrease of $318 million or 36.0% compared to the same period in 2017.  This change was primarily attributable to fewer gross new DISH TV subscriber activations and a $125 million positive impact related to the adoption of ASU 2014-09.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors. These amounts were previously expensed as “Subscriber acquisition costs.”  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH TV SAC.  DISH TV SAC was $730 during the nine months ended September 30, 2018 compared to $772 during the same period in 2017, a decrease of $42 or 5.4%.  This change was primarily attributable to a decrease in advertising costs per activation and the reactivation of subscribers in Puerto Rico during the nine months ended September 30, 2018.  The expenses we incurred for the reactivation of subscribers in Puerto Rico were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV subscriber activations during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018 and 2017, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $92 million and $114 million, respectively.  This decrease in capital expenditures under our lease program for new DISH TV subscribers resulted primarily from fewer gross new DISH TV subscriber activations discussed above.

General and administrative expenses.  “General and administrative expenses” totaled $530 million during the nine months ended September 30, 2018, a $32 million or 6.4% increase compared to the same period in 2017.  This change was primarily related to the positive impact from the reimbursement of legal fees during 2017.

Litigation expense.  “Litigation expense” related to certain significant legal settlements, judgments or accruals totaled $296 million during the nine months ended September 30, 2017.  See Note 9 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Depreciation and amortization.  “Depreciation and amortization” expense totaled $541 million during the nine months ended September 30, 2018, a $85 million or 13.5% decrease compared to the same period in 2017.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $11 million during the nine months ended September 30, 2018, a decrease of $49 million compared to the same period in 2017.  This decrease was primarily related to a reduction in interest expense resulting from debt redemptions during 2018 and 2017 and an increase of $9 million in capitalized interest principally associated with the commercialization of our wireless spectrum.  On June 14, 2017, the FCC issued an order granting our application to acquire the 600 MHz Licenses.  The addition of the carrying amount of these licenses, together with the carrying amount of current wireless spectrum licenses, exceeded the amount of long-term debt and capital lease obligations on our Condensed Consolidated Balance Sheets since June 14, 2017.  Therefore, beginning June 14, 2017, materially all of our interest expense is being capitalized.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $2.158 billion during the nine months ended September 30, 2018, an increase of $226 million or 11.7% compared to the same period in 2017.  The increase in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  These changes in operating income include an $121 million positive impact related to the adoption of ASU 2014-09.  EBITDA for the nine months ended September 30, 2017 was negatively impacted by “Litigation expense” of $296 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
EBITDA	$2,157,731	$1,931,376
Interest, net	19,226	(25,830)
Income tax (provision) benefit, net	(397,987)	(566,715)
Depreciation and amortization	(540,959)	(625,625)
Net income (loss) attributable to DISH Network	$1,238,011	$713,206

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

Income tax (provision) benefit, net.  Our income tax provision was $398 million during the nine months ended September 30, 2018,  a decrease of $169 million compared to the same period in 2017.  The decrease in the provision was primarily related to a decrease in our effective tax rate as a result of the Tax Reform Act, which, among other things, lowered the federal statutory corporate tax rate from 35% to 21%, partially offset by the increase in “Income (loss) before income taxes.”  In addition, our effective tax rate was negatively impacted by $255 million of “Litigation expense” related to the FTC Action during the nine months ended September 30, 2017, as any eventual payments of this expense may not be deductible for income tax purposes.  The tax deductibility of any eventual payments may change based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities.  As of September 30, 2018, our cash, cash equivalents and current marketable investment securities totaled $1.865 billion compared to $1.981 billion as of December 31, 2017, a decrease of $116 million.  This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from the redemption and repurchases of our 4 1/4% Senior Notes due 2018 with an aggregate principal balance of $1.026 billion, $62 million of repurchases of our 7 7/8% Senior Notes due 2019 in open market trades and capital expenditures of $1.048 billion (including capitalized interest related to FCC authorizations), partially offset by cash generated from operating activities of $2.016 billion.

Cash Flow

The following discussion highlights our cash flow activities during the nine months ended September 30, 2018.

Cash flows from operating activities

For the nine months ended September 30, 2018, we reported “Net cash flows from operating activities” of $2.016 billion primarily attributable to $2.135 billion of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments” and “Deferred tax expense (benefit).”

Cash flows from investing activities

For the nine months ended September 30, 2018, we reported outflows from “Net cash flows from investing activities” of $1.158 billion primarily related to capital expenditures of $1.048 billion (including capitalized interest related to FCC authorizations) and $127 million in net purchases of marketable investment securities.  The capital expenditures included $765 million of capitalized interest related to FCC authorizations, $174 million for new and existing DISH TV subscriber equipment and $109 million of other corporate capital expenditures.

Cash flows from financing activities

For the nine months ended September 30, 2018, we reported outflows from “Net cash flows from financing activities” of $1.108 billion primarily related to the redemption and repurchases of our 4 1/4% Senior Notes due 2018 with an aggregate principal balance of $1.026 billion and $62 million of repurchases of our 7 7/8% Senior Notes due 2019 in open market trades.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Free cash flow	$967,690	$1,133,932
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	1,048,044	1,093,151
Net cash flows from operating activities	$2,015,734	$2,227,083

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

Subscriber Base

We lost approximately 586,000 net Pay-TV subscribers during the nine months ended September 30, 2018 compared to the loss of approximately 323,000 net Pay-TV subscribers during the same period in 2017.  The increase in net Pay-TV subscriber losses during the nine months ended September 30, 2018 resulted from fewer net Sling TV subscriber additions, partially offset by fewer net DISH TV subscriber losses.  Our net Pay-TV subscriber additions during the nine months ended September 30, 2018 were negatively impacted by Univision’s removal of certain of its channels from our DISH TV and Sling TV programming lineup.    We lost approximately 744,000 net DISH TV subscribers during the nine months ended September 30, 2018 compared to the loss of approximately 874,000 net DISH TV subscribers during the same period in 2017.  This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.  We added approximately 158,000 net Sling TV subscribers during the nine months ended September 30, 2018 compared to the addition of approximately 551,000 net Sling TV subscribers during the same period in 2017.  This decrease in net Sling TV subscriber additions is primarily related to a higher number of customer disconnects on a larger Sling TV subscriber base, including the impact from Univision’s removal of certain of its channels from our programming lineup, discussed above, and to increased competition, including competition from other OTT service providers.  See “Results of Operations” above for further information.

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

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  The first phase of our network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  As of September 30, 2018, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services.  Among other things, initial RF design in connection with the first phase of our network deployment is now complete, and we are in the process of identifying and securing tower sites. The core network has been installed and commissioned.  Based on our vendors’ current forecast, we plan to install the first base stations on sites later this year, and to continue deployment until complete.  We may also determine that additional wireless spectrum licenses may be required to commercialize our

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

wireless business and to compete with other wireless service providers.  We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020.  We currently expect expenditures for the second phase of our network deployment to be approximately $10 billion.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  See Note 9 “Commitments and Contingencies – DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Debt Maturity

During the first quarter 2018, we repurchased $57 million of our 4 1/4% Senior Notes due 2018 in open market trades.  The remaining balance of $969 million were redeemed on April 2, 2018.

During the nine months ended September 30, 2018, we repurchased $62 million of our 7 7/8% Senior Notes due 2019 in open market trades.  The remaining balance of $1.338 billion matures on September 1, 2019.  We expect to fund the remaining obligation from cash and marketable investment securities balances at that time.  But, depending on market conditions, we may refinance the remaining obligation in whole or in part.

Off-Balance Sheet Arrangements

Other than the “Guarantees” disclosed in Note 9 in the Notes to our Condensed Consolidated Financial Statements, we generally do not engage in off-balance sheet financing activities.

New Accounting Pronouncements

Leases.  In February 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), and has modified the standard thereafter.  ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring that lessees recognize right of use assets and lease liabilities for the vast majority of leases.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  The accounting guidance for lessors remains largely unchanged.

The effective date of this standard for us will be January 1, 2019, at which time we plan to adopt the standard using the modified retrospective approach with a cumulative-effect adjustment to opening retained earnings recorded at the beginning of the period of adoption.  Therefore, upon adoption, we will recognize and measure leases without revising comparative period information or disclosure.  The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.  While our assessment of the effect of ASU 2016-02 is ongoing, we currently believe the most significant impact will be the recognition of right of use assets and lease liabilities on our Condensed Consolidated Balance Sheets.  The multidisciplinary team we have established to implement this guidance is currently collecting and validating lease data and implementing our selected lease accounting system.

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

Fair Value Measurement.  On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by adding, modifying or removing certain disclosures.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis.  We are evaluating the impact the adoption of ASU 2018-13 will have on our Condensed Consolidated Financial Statements and related disclosure

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2018.  For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.CONTROLS AND PROCEDURES

Conclusion regarding disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 include a detailed discussion of our risk factors.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from July 1, 2018 through September 30, 2018:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)
	(In thousands, except share data)
July 1, 2018 - July 31, 2018	—	$—	—	$1,000,000
August 1, 2018 - August 31, 2018	—	$—	—	$1,000,000
September 1, 2018 - September 30, 2018	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2018.  On October 29, 2018, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2019.  Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.EXHIBITS

(a)Exhibits.

10.1☐

Description of the 2019 Long-Term Incentive Plan dated August 17, 2018 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed August 23, 2018, Commission File No. 0-26176).**

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2018 filed on November 7, 2018, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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
(Principal Financial Officer)

Date:  November 7, 2018