Form 10-K
period 2018-12-31
DISH Network CORP
filed 2019-02-13
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

As of June 30, 2018, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $7.4 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on the last trading day of the month.

As of February 8, 2019, the registrant’s outstanding common stock consisted of 229,448,957 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2019 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

•

We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to certain programming, our subscriber activations and our subscriber churn rate may be negatively impacted.

•	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

•	We may be required to make substantial additional investments to maintain competitive programming offerings.

•

Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

•

We currently depend on EchoStar to provide the vast majority of our satellite transponder capacity and other related services to us.  Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

•

Technology in the pay-TV industry changes rapidly, and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services, and our failure to do so could cause our products and services to become obsolete and could negatively impact our business.

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

•

We rely on highly skilled personnel for our wireless business, including without limitation our ability to meet build-out requirements, and if we are unable to hire and retain key personnel or hire qualified personnel then our wireless business may be adversely affected.

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

•	Our DISH TV services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

•	We are subject to digital high-definition (“HD”) “carry-one, carry-all” requirements that cause capacity constraints.

•	Our business, investor confidence in our financial results and stock price may be adversely affected if our internal controls are not effective.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

PART I

Item 1.BUSINESS

OVERVIEW

DISH Network Corporation was organized in 1995 as a corporation under the laws of the State of Nevada.  We started offering the DISH® branded pay-TV service in March 1996 and are the nation’s fourth largest live-linear television programming provider.  Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol “DISH.”  Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.

DISH Network Corporation is a holding company.  Its subsidiaries operate two primary business segments.

Pay-TV

We offer pay-TV services under the DISH®  brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.  The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming OTT Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of December 31, 2018, we had 12.322 million Pay-TV subscribers in the United States, including 9.905 million DISH TV subscribers and 2.417 million Sling TV subscribers.

In addition, we historically offered broadband services under the dishNET™ brand, which includes satellite broadband services that utilize advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) and wireline broadband services.  However, as of the first quarter 2018, we have transitioned our broadband business focus from wholesale to authorized representative arrangements, and we are no longer marketing dishNET broadband services.  Our existing broadband subscribers will decline through customer attrition.  Generally, under these authorized representative arrangements, we will receive certain payments for each broadband service activation generated and installation performed, and we will not incur subscriber acquisition costs for these activations.

Wireless

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.  These wireless spectrum licenses are subject to certain interim and final build-out requirements,  as well as certain renewal requirements.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”), which is the first phase of our network deployment (“First Phase”).  We expect to complete the First Phase by March 2020, with subsequent phases to be completed thereafter.  As of December 31, 2018, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, Radio Frequency (“RF”) design, and deployment services for the First Phase.

Among other things, initial RF design in connection with the First Phase is now complete, we have secured certain tower sites, and we are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  We installed the first base stations on sites in 2018, and plan to continue deployment until complete.     We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  See Note 14 “Commitments and Contingencies – Commitments – Wireless – DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Business Strategy – Pay-TV

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value.  We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers.

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

•

Great Value.    We have historically been viewed as the low-cost provider in the pay-TV industry in the United States because we seek to offer the lowest everyday prices available to consumers after introductory promotions expire.  For example, for certain new and qualifying customers we guarantee our pricing for certain programming packages and equipment for a two-year commitment period.  As another example, our Sling Orange service and our Sling Blue service are two of the lowest priced live-linear online streaming services in the industry. We also seek to differentiate ourselves from our competitors by providing the best overall customer experience.  Our value proposition for our customers includes, among other things, the ability to watch our service remotely through our DISH Anywhere mobile application and voice-enabled remote controls that are integrated with connected home devices.

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

Our DISH TV subscribers also have the ability to use dishanywhere.com and our DISH Anywhere mobile applications for smartphones and tablets to view authorized content, search program listings and remotely control certain features of their DVRs.  Dishanywhere.com and our DISH Anywhere mobile applications provide access to thousands of movies and television shows.

Sling TV services.  We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and smart phones.  We offer Sling International, Sling Latino and Sling domestic video programming services.  Our domestic Sling TV services have a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously.  We also offer add-on extras, pay-per-view events and a cloud based DVR service. During the second quarter 2018, we introduced a free tier of service as well as multiple a la carte channel options.

DISH Smart Home services.   We have expanded the capabilities of our installation workforce.  These capabilities include, among other things, TV mounting, appliance repair, set-up and installation of wireless networks, surround sound systems and home theaters, priority technical support, replacement equipment, cabling and power surge repairs, installation and setup of OTA antennas and sales of our and other companies’ products to non-DISH TV customers as well as to our DISH TV subscriber base.  We intend to grow this business in the future.  Installation and repair services will include performing these services for other companies’ products, with a focus on installation and set-up of connected home devices.

Technology.  Our DISH TV subscribers receive programming via equipment that includes a small satellite dish, digital set-top receivers, and remote controls.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, tablets, phones and computers.  The Hopper 3, among other things, features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  In December 2016, Sling TV launched a cloud DVR program available for customers who subscribe to Sling Orange and/or Sling Blue using multiple streaming-capable devices.    In 2017, we launched the AirTV Player that allows customer to combine free channels from over-the-air (“OTA”) antennas with their streaming content.  In 2018, we launched AirTV, which allows customers the ability to bring local OTA channels into their home, DVR them and watch them on multiple devices, including Roku, Fire-TV, iOS and Android.  We also design, develop and distribute a wide range of video delivery products and related technologies to third parties.

Broadband.  In addition to our wide selection of pay-TV programming and award-winning technology, we historically offered broadband services under the dishNET™ brand, which includes satellite broadband services that utilize advanced technology and high-powered satellites launched by Hughes and ViaSat and wireline broadband services.  However, as of the first quarter 2018, we have transitioned our broadband business focus from wholesale to authorized representative arrangements, and we are no longer marketing dishNET broadband services.  Our existing broadband subscribers will decline through customer attrition.  Generally, under these authorized representative arrangements, we will receive certain payments for each broadband service activation generated and installation performed, and we will not incur subscriber acquisition costs for these activations.

Business Strategy – Wireless

Wireless

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  We expect to complete the First Phase by March 2020, with subsequent phases to be completed thereafter.

As of December 31, 2018, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase is now complete, we have secured certain tower sites, and we are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  We installed the first base stations on sites in 2018, and plan to continue deployment until complete.  We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020.  We expect the second phase of our network deployment ~~(“Second Phase”)~~ to follow o~~nce the 3GPP Release 16 is standardized and as our plans for our other spectrum holdings develop, we plan to upgrade and expand our network to full 5G to support new use cases.~~  We currently expect expenditures for the Second Phase to be approximately $10 billion.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.    See Note 14 “Commitments and Contingencies –  Commitments –  Wireless –  DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements,  as well as certain renewal requirements.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC.    Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly.  See Note 14 “Commitments and Contingencies –  Commitments –  Wireless –  DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3

Wireless Spectrum Licenses” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.  See Note 14 “Commitments and Contingencies – Commitments – Wireless” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Conditional Access System.  Our conditional access system for our DISH TV services secures our programming content using encryption so that only authorized customers can access our programming.  We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our DBS receiver systems for our DISH TV services to control access to authorized programming content (“Security Access Devices”).

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

Internet Connection.  Our Sling TV services require an Internet connection and are available through multiple streaming-capable devices.  Certain of our DISH TV digital set-top boxes require an Internet connection to enable full functionality, including streaming access through DISH On Demand, access to dishanywhere.com and other applications.

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

Our Pay-TV services continue to face intense competition from traditional satellite television providers, cable companies and large telecommunication companies such as AT&T Inc. (“AT&T”), Comcast Corp. (“Comcast”), Charter Communications, Inc. (“Charter”), Verizon Communications, Inc. (“Verizon”) and others, many of whom have greater financial, marketing and other resources than we do.  Some of these companies also have significant investments in companies that provide programming content.  In recent years, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others have created, among other things, greater scale and financial leverage for the combined companies and increased the availability of bundled offerings combining video, broadband and/or wireless services.  For example, in 2015 AT&T acquired DirecTV, our direct competitor and the largest satellite TV provider in the United States, which has an OTT service, DirecTV Now, that competes directly with our Sling TV services.  Furthermore, AT&T’s acquisition of DirecTV, among other things, allows DirecTV access to AT&T’s nationwide platform for wireless mobile video and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services.  In some cases, certain competitors have been able to potentially subsidize the price of video services with the price of other bundled services, particularly broadband services.  Also, in October 2016, AT&T announced its acquisition of Time Warner (which owns certain Turner, HBO and Cinemax channels), which was completed in June 2018.  In addition, in December 2017, Walt Disney Company announced its acquisition of certain assets of Twenty-First Century Fox, Inc.  These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.    For example, in connection with AT&T’s acquisition of Time Warner, Turner sent all of its distributors written, irrevocable offers to submit disputes over the price and other terms of Turner programming to binding arbitration and to guarantee continued access to that programming while any arbitration is pending.  However, in October 2018, AT&T removed its HBO and Cinemax channels, which are not part of Turner, from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract.  Furthermore, AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to subscribers of its streaming service AT&T’s “Watch TV.”

We also face increasing competition from content providers and other companies who distribute video directly to consumers over the Internet.  These content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunication companies, are rapidly increasing their Internet-based video offerings.  Programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.  Video content distributed over the Internet includes services with live-linear television programming such as DirecTV Now, Sony PlayStation Vue, YouTube TV, Fubo TV, Philo TV and Pluto TV, as well as single programmer offerings such as HBO NOW, CBS All Access, STARZ and SHOWTIME and offerings of large libraries of on-demand content, including in certain cases original content, by companies such as Netflix, Hulu, Apple, Amazon, Alphabet and Verizon.  Certain of these companies have invested extensive resources in producing original content that is exclusive to their platform.

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

Equipment.  We incur significant upfront costs to provide our new DISH TV subscribers with in-home equipment, including HD and DVR receivers, which most of our new DISH TV subscribers lease from us.  While we seek to recoup these upfront equipment costs mostly through monthly fees, there can be no assurance that we will be successful in achieving that objective.  In addition, upon deactivation of a subscriber we may refurbish and redeploy their equipment which lowers future upfront costs.  However, our ability to capitalize on these cost savings may be limited as technological advances and consumer demand for new features may render the returned equipment obsolete.

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

Subscriber Management.  We presently use, and depend on, software systems for subscriber billing and related functions, including, among others, CSG Systems International, Inc.’s software system and Amdocs Limited software, used for the DISH TV services and dishNET branded broadband services, and Recurly, Inc.’s software system for the Sling TV services.

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

SATELLITES

Pay-TV Satellites.  Most of our DISH TV programming is currently delivered using DBS satellites.  We continue to explore opportunities to expand our available satellite capacity through the use of other available spectrum.  Increasing our available spectrum is particularly important as more bandwidth intensive HD programming is produced and to address new video and data applications consumers may desire in the future.  We currently utilize 11 satellites in geostationary orbit approximately 22,300 miles above the equator as detailed in the table below.

			Estimated
			Useful Life
			(Years) /
		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15
EchoStar XVIII	June 2016	61.5	15

Leased from EchoStar (1):
EchoStar IX	August 2003	121	Month to month
EchoStar X (2)	February 2006	110	February 2021
EchoStar XI (2)	July 2008	110	September 2021
EchoStar XIV (2)	March 2010	119	February 2023
EchoStar XVI (3)	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II (4)	December 2008	129	January 2020

(1)	See Note 18 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.
(2)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(3)	We have the option to renew this lease for an additional five-year period.
(4)	During the fourth quarter 2018, we renewed this lease.

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

Leased Satellites

AWS-4 Satellites.  We own two in-orbit AWS-4 satellites (D1 and T1), as detailed in the table below.

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
T1	July 2009	111.1	14.25
D1	April 2008	92.85	N/A

See Note 8 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our satellites.

GOVERNMENT REGULATIONS

Our operations, particularly our Pay-TV operations and our wireless spectrum licenses are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and international, foreign, state and local authorities.  Depending on the circumstances, noncompliance with legislation or regulations promulgated by these authorities could result in limitations on, or the suspension or revocation of, our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  These governmental authorities could also adopt regulations or take other actions that would adversely affect our business prospects.

Furthermore, the Administration and any government policy changes it may institute, which may be substantial, could increase regulatory uncertainty.  The adoption or modification of laws or regulations relating to video programming distribution, satellite services, wireless telecommunications, broadband, the Internet, or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.  In addition, the manner in which regulations or legislation in these areas may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.

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

The following summary of regulatory developments and legislation in the United States is not intended to describe all present and proposed government regulation and legislation affecting the video programming distribution, satellite services, wireless telecommunications, broadband, and Internet industries.  Government regulations that are currently the subject of judicial or administrative proceedings, legislative hearings or administrative proposals could change these industries to varying degrees.  We cannot predict either the outcome of these proceedings or any potential impact they might have on these industries or on our operations.

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

4.5 Degree Spacing “Tweener” Satellites.  The FCC has proposed to allow so-called “tweener” DBS operations –  DBS satellites operating at orbital locations 4.5 degrees (half of the usual nine degrees) away from other DBS satellites.  The FCC granted authorizations to EchoStar and Spectrum Five for tweener satellites at the 86.5 and 114.5 degree orbital locations, respectively.  These authorizations were subsequently cancelled because the FCC determined that the licensees did not meet certain milestone requirements.  Tweener operations close to our licensed orbital locations could cause harmful interference to our service and constrain our future operations.  The FCC has not completed its 2006 rulemaking on the operating and service rules for tweener satellites.    In November 2018, the FCC opened a new proceeding to consider proposed rules for tweener DBS operations, among other things.  We cannot predict the timing or outcome of this proceeding.

Interference from Other Services Sharing Satellite Spectrum.  The FCC has adopted rules that allow non-geostationary orbit (“NGSO”) FSS satellites to operate on a co-primary basis in the same frequency band as our DBS and geostationary orbit (“GSO”) FSS satellites.  The FCC has also authorized the use of multichannel video distribution and data service (“MVDDS”) licenses in the DBS band.  MVDDS licenses were auctioned in 2004.  MVDDS systems have been commercially deployed in a few markets.  We have MVDDS licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  Despite regulatory provisions intended to protect DBS and FSS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS and FSS bands will not interfere with our DBS and FSS operations and adversely affect our business.

OneWeb LLC (“OneWeb”) and others have obtained FCC authority to launch and operate, or provide service from, NGSO satellite systems using a variety of spectrum bands, including the 12.2-12.7 GHz band, which we use for our DBS service, and where we also have certain licenses to provide one-way terrestrial MVDDS service.  If these systems are launched and put into operation, there can be no assurance that they will not interfere with our DBS operations and adversely affect our business or that they will not hinder our ability to provide MVDDS service.

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

In 2016, the FCC adopted a Notice of Proposed Rulemaking regarding possible new regulations that would generally require pay-TV providers, among others, to make their video services operate on third-party devices.  Under the FCC’s proposal, consumers would have the choice of accessing cable and satellite programming through the pay-TV operator’s products and services, or through products and services offered by a third party.  These regulations, if adopted, would have the potential to impose new costs on our DISH TV business by, among other things, requiring us to deploy additional hardware or software to enable our DISH TV services to operate with third-party devices.  In February 2017, the FCC closed this rulemaking proceeding and no regulations were adopted.  However, we cannot be certain that the FCC will not open a new proceeding in the future to pursue similar regulations.

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

Media Ownership Rules.  Also in 2016, the broadcast industry petitioned the FCC to relax its media ownership rules, which, among other things, limit the number of commonly owned TV stations per market and restrict newspaper/broadcast cross-ownership and radio/TV cross-ownership.  In November 2017, the FCC voted to: (i) eliminate the newspaper/broadcast cross-ownership rule; (ii) eliminate the radio/television cross-ownership rule; (iii) relax the local television ownership rules to eliminate certain restrictions and modify others; and (iv) eliminate the attribution rule for television joint-sales agreements.  In December 2017, the FCC initiated a rulemaking proceeding seeking comment on changes to the national television multiple-ownership rule, including changes that could relax or eliminate the current limits that prevent entities from owning or controlling television stations that, in the aggregate, reach more than 39 percent of the television households in the country.  If the FCC were to relax or eliminate some or all of the national television multiple-ownership rule, it could increase the negotiating leverage that broadcasters hold in retransmission consent negotiations.  In December 2018, the FCC initiated a rulemaking proceeding to commence its periodic review of media ownership rules.    We cannot predict whether the FCC will further change any of its media ownership rules or the effect that any changes to the media ownership rules could have on our future retransmission consent negotiations.

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

T-Mobile/Sprint.  In April 2018, T-Mobile US, Inc. (“T‑Mobile”) announced its acquisition of Sprint Corporation (“Sprint”).  We filed a petition to deny the transaction with the FCC.  We cannot predict the practical effect of the impact on us of T-Mobile’s acquisition of Sprint (if approved), including without limitation, the impact of any conditions on us (if any conditions are imposed).  However, it is possible that the outcomes resulting from this acquisition (if approved, with or without conditions) could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

MVDDS Licenses.  We have MVDDS licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  In January 2015, the FCC granted our application to extend the build-out requirements related to our MVDDS licenses.  We now have until the third quarter 2019 to provide “substantial service” on our MVDDS licenses.  Our MVDDS licenses may be terminated if we do not provide substantial service in accordance with the new build-out requirements.  These wireless spectrum licenses expire in August 2024 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations.  These include laws regulating air emissions, water discharge and waste management.  We attempt to maintain compliance with all such requirements.  We do not expect capital or other expenditures for environmental compliance to be material in 2019 or 2020.  Environmental requirements are complex, change frequently and have become more stringent over time.  Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

For segment reporting data and principal geographic area data for 2018, 2017 and 2016, see Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

EMPLOYEES

We had approximately 16,000 employees at December 31, 2018, most of whom were located in the United States.  We generally consider relations with our employees to be good.  Approximately 60 employees in two of our field offices have voted to have a union represent them in their employment relations with DISH Network.  While we are not currently a party to any collective bargaining agreements, we are presently in the negotiating phase with the union, which could result in a collective bargaining agreement with respect to these two sites.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

(furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with DISH Network of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position
Charles W. Ergen	65	Chairman and Director
W. Erik Carlson	49	President and Chief Executive Officer
Thomas A. Cullen	59	Executive Vice President, Corporate Development
James DeFranco	65	Executive Vice President and Director
Timothy A. Messner	44	Executive Vice President and General Counsel
Jeffrey L. McSchooler	52	Executive Vice President, Wireless Operations
Brian V. Neylon	53	Executive Vice President, Group President, DISH TV
Paul W. Orban	50	Senior Vice President, Chief Accounting Officer and Principal Financial Officer
Warren W. Schlichting	57	Executive Vice President, Group President, Sling TV
David A. Scott	45	Executive Vice President and Chief Human Resources Officer
John W. Swieringa	41	Executive Vice President, Chief Operating Officer

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

Jeffrey L. McSchooler.  Mr. McSchooler has served as Executive Vice President, Wireless Operations since October 2018 and is responsible for the physical construction and operation of the DISH Network wireless network.  Mr. McSchooler previously served as our Executive Vice President, Engineering and Broadcast from March 2017 to October 2018 and Senior Vice President of Engineering and Operations for EchoStar from May 2010 to February 2017.  Mr. McSchooler joined DISH Network in 1994 and has held various roles of increasing responsibility at DISH Network and EchoStar.  Before joining DISH Network, Mr. McSchooler held various positions at GTE Spacenet Corporation, ElectroSpace Systems Inc. and the United States Air Force.

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

Paul W. Orban.  Mr. Orban has served as Senior Vice President and Chief Accounting Officer since December 2015 and Principal Financial Officer since August 2018 and is responsible for all aspects of our accounting and tax departments including external financial reporting, technical accounting policy, income tax accounting and compliance and internal controls for DISH Network.  Mr. Orban served as our Senior Vice President and Corporate Controller from September 2006 to December 2015 and as our Vice President and Corporate Controller from September 2003 to September 2006.  He also served as EchoStar’s Senior Vice President and Corporate Controller from 2008 to 2012 pursuant to a management services agreement between DISH Network and EchoStar.  Since joining DISH Network in 1996, Mr. Orban has held various positions of increasing responsibility in our accounting department.  Prior to DISH Network, Mr. Orban was an auditor with Arthur Andersen LLP.

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

Our business has historically focused on providing pay-TV services and we have traditionally competed against satellite television providers and cable companies, many of whom have greater financial, marketing and other resources than we do.  In recent years, industries have been converging as providers of video, broadband and wireless services compete to deliver the next generation of service offerings.  The pay-TV industry has matured and bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive.  In some cases, certain competitors have been able to potentially subsidize the price of video services with the price of broadband and/or wireless services.  These developments, among others, have contributed to intense and increasing competition, which we expect to continue.

With respect to our DISH TV services, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we are required to increase retention spending and/or provide greater discounts or credits to acquire and retain subscribers who may spend less on our services.  If our Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”) decreases or does not increase commensurate with increases in programming or other costs, our margins may be reduced and the long-term value of a subscriber would then decrease.  In addition, our Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers.  Accordingly, an increase in Sling TV subscribers has a negative impact on our Pay-TV ARPU.

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

Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services, and may exacerbate the risks described above.  For example, in May 2016, Charter completed its acquisition of Time Warner Cable and Bright House Networks (collectively “New Charter”), which created the second largest cable television provider and third largest MPVD in the United States.  This transaction created a duopoly, resulting in two broadband providers, New Charter and Comcast, controlling the geographic areas covering the vast majority of the high-speed broadband homes in the country.  In addition, a significant proportion of New Charter’s high-speed broadband subscribers may lack access to alternative high-speed broadband options.  Further, New Charter may be able to, among other things, foreclose or degrade our online video offerings at various points in the broadband pipe; impose data caps on consumers who access our online video offerings; and pressure third-party content owners and programmers to withhold online rights from us and raise our and other MVPDs’ third-party programming costs.

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

In October 2016, AT&T announced its acquisition of Time Warner (which owns certain Turner, HBO and Cinemax channels), which was completed in June 2018.  With the completion of this transaction,  the risks discussed above posed by the AT&T and DirecTV merger will be further exacerbated, as the addition of Time Warner’s media holdings, which include content, such as HBO, TBS, TNT, CNN, and movies, would, among other things, provide the combined company increased scale and leverage in the converging video, mobile, and broadband industries and may make it more difficult for us to obtain access to Time Warner’s programming networks on nondiscriminatory and fair terms, or at all.

For example, in October 2018, AT&T removed its HBO and Cinemax channels from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract.   Furthermore, AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to subscribers of its streaming service AT&T’s “Watch TV.”  In addition, AT&T’s current practice of offering wireless subscribers access to owned video content over the Internet without counting against a subscriber’s monthly data caps (“zero rating”) may give an unfair advantage to AT&T’s own video content, which currently includes, among others, DirecTV services, including “DirecTV Now,” and AT&T’s “Watch TV” on mobile devices.

In December 2018, Nexstar Media Group (“Nexstar”) announced plans to acquire Tribune Media Company (“Tribune”), subject to approval by the Department of Justice and the FCC.  We cannot predict the timing or outcome of government review of the proposed transaction.  If the proposed transaction is completed, the combined company (“New Nexstar”) would become the nation’s largest broadcast conglomerate.  New Nexstar may be able to use its scale to increase the leverage that it holds in retransmission consent negotiations which could, among other things, raise our programming costs and/or cause us to modify our programming packages as a result of programming interruptions.

As the pay-TV industry is mature, our strategy has included an emphasis on acquiring and retaining higher quality subscribers, even if it means that we will acquire and retain fewer overall subscribers.  We evaluate the quality of subscribers based upon a number of factors, including, among others, profitability.    Our DISH TV subscriber base has been declining due to, among other things, this strategy and the factors described above.  There can be no assurance that our DISH TV subscriber base will not continue to decline.  In the event that our DISH TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

Our business has historically focused on providing pay-TV services, including our DISH TV and Sling TV services.  We face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Verizon, DirecTV, Sony, YouTube, Fubo,  Philo and Pluto that offer online services distributing movies, television shows and other video programming as well as programmers, such as HBO, CBS, STARZ,  SHOWTIME and Univision that began selling content directly to consumers over the Internet.  Some of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do.  In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings.  Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.

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

In October 2016, AT&T announced its acquisition of Time Warner (which owns certain Turner, HBO and Cinemax channels), which was completed in June 2018.  This transaction joined DirecTV, which was acquired by AT&T in 2015, with Time Warner’s media holdings, which include content such as HBO, TBS, TNT, CNN, and movies.  This transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to Time Warner programming networks on nondiscriminatory and fair terms, or at all.  For example, in October 2018, AT&T removed its HBO and Cinemax channels from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract.  Furthermore, AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to subscribers of its streaming service AT&T’s “Watch TV.”

Our OTT Sling TV Internet-based services face certain risks, including, among others, significant competition.

Our Sling TV services face a number of risks, including, among others, the following, which may have a material adverse effect on our Sling TV services offerings:

•

We face significant competition from programmers such as DirecTV Now, Sony PlayStation Vue, YouTube, Fubo,  Philo and Pluto which distribute live-linear television programming over the Internet, from content providers such as HBO, CBS, STARZ,  SHOWTIME and Univision, which have begun selling content directly to consumers over the Internet, and other companies including, among others, Netflix, Hulu, Apple, Amazon, Alphabet and Verizon, some of which have original content, larger customer bases, stronger brand recognition, and significant financial, marketing and other resources.  We also face competition from piracy based video offerings;

•

We offer a limited amount of programming content, and there can be no assurances that we will be able to maintain or increase the amount or type of programming content that we may offer to keep pace with, or to differentiate our Sling TV services from, other providers of online video content;

•

We rely on streaming-capable devices to deliver our Sling TV services, and if we are not successful in maintaining existing, and creating new, relationships, or if we encounter technological, content licensing or other impediments to our streaming content, we may not be able to grow and maintain our Sling TV services, we may incur additional expense or our business could otherwise be adversely impacted;

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

In addition, many network operators that provide consumers with broadband service also provide these consumers with video programming, and these network operators may have an incentive to use their network infrastructure in a manner adverse to our continued growth and success.  For example, as a result of AT&T’s acquisition of DirecTV and the completion of the New Charter merger, these risks may be exacerbated to the extent these and other network operators are able to provide preferential treatment to their data.  Furthermore, AT&T’s current zero rating practice may give an unfair advantage to AT&T’s own video services, which currently include, among others, DirecTV services, including “DirecTV Now” and AT&T’s “Watch TV.”

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

We face increasing competition from other distributors of unique programming services such as foreign language, sports programming and original content including programming distributed over the Internet.  There can be no assurance that we will maintain subscribers that desire these unique programming services.  For example, the increasing availability of foreign language programming from our competitors, which in certain cases has resulted from our inability to renew programming agreements on an exclusive basis or at all, as well as competition from piracy-based video offerings, could contribute to an increase in our subscriber churn rate.  Our agreements with distributors of foreign language programming have varying expiration dates, and some agreements are on a month-to-month basis.  There can be no assurance that we will be able to grow or maintain subscribers that desire these unique programming services such as foreign language and sports programming.

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

We may incur increased costs to acquire new subscribers and retain existing subscribers.  Our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate continue to be negatively impacted by stricter customer acquisition and retention policies for our DISH TV subscribers, including an emphasis on acquiring and retaining higher quality subscribers.  In addition, our subscriber acquisition costs could increase as a result of increased spending for advertising and, with respect to our DISH TV services, the installation of more DVR receivers, which are generally more expensive than other receivers.  Retention costs with respect to our DISH TV services may be driven higher by increased upgrades of existing subscribers’ equipment to HD and DVR receivers.  Although we expect to continue to incur expenses, such as providing retention credits and other subscriber acquisition and retention expenses, to attract and retain subscribers, there can be no assurance that our efforts will generate new subscribers or result in a lower churn rate.  Additionally, certain of our promotions, including, among others, pay-in-advance, continue to allow consumers with relatively lower credit scores to become subscribers.  These subscribers typically churn at a higher rate.

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

We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to certain programming, our subscriber activations and our subscriber churn rate may be negatively impacted.

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

Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our current business, which would suffer in the event of system failures or cyber-attacks.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include, among other things, the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.  We rely on third parties for developing key components of our information technology and communications systems and ongoing service.  Some of our key systems and operations, including those supplied by third-party providers, are not fully redundant, and our disaster recovery planning cannot account for all eventualities.  Interruption and/or failure of any of these systems could disrupt our operations, interrupt our services, result in significant financial expenditures and damage our reputation, thus adversely impacting our ability to provide our services, retain our current subscribers and attract new subscribers.

In addition, although we take protective measures designed to secure our information technology systems and endeavor to modify such protective measures as circumstances warrant, our information technology hardware and software infrastructure and communications systems, or those of third parties that we use in our operations, may be vulnerable to a variety of interruptions, including, without limitation, natural disasters, terrorist attacks, telecommunications failures, cyber-attacks and other malicious activities such as unauthorized access, physical or electronic break-ins, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could disrupt or harm our business. These protective measures may not be sufficient for all eventualities and may themselves be vulnerable to hacking, malfeasance, system error or other irregularities. For example, certain parties may attempt to fraudulently induce employees or customers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems. In addition, third-party providers of some of our key systems may also experience interruptions to their information technology hardware and software infrastructure and communications systems that could adversely impact us and over which we may have limited or no control.  We may obtain certain confidential, proprietary and personal information about our customers, personnel and vendors, and may provide this information to third parties in connection with our business.  If one or more of such interruptions or failures occur to us or our third-party providers, it potentially could jeopardize such information and other information processed and stored in, and transmitted through, our or our third-party providers’ information technology hardware and software infrastructure and communications systems, or otherwise cause interruptions or malfunctions in our operations, which could result in lawsuits, government claims, investigations or proceedings, significant losses or reputational damage.  Due to the fast-moving pace of technology, it may be difficult to detect, contain and remediate every such event.  We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to financial losses.  Furthermore, the amount and scope of insurance we maintain may not cover all expenses related to such activities or all types of claims that may arise.

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

Technology in the pay-TV industry changes rapidly, and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services, and our failure to do so could cause our products and services to become obsolete and could negatively impact our business.

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

In addition, our competitive position depends in part on our ability to offer new DISH TV subscribers and upgrade existing subscribers receivers with DVR and streaming capabilities and by otherwise making additional infrastructure investments, such as those related to our information technology and call centers.  We may also be at a competitive disadvantage in developing and introducing complex new products and services for our DISH TV services because of the substantial costs we may incur in making these products or services available across our installed base of subscribers.  We may not be able to pass on to our subscribers the entire cost of these upgrades and infrastructure investments.

New technologies could also create new competitors for us.  For instance, we face increasing consumer demand for the delivery of digital video services via the Internet.  We expect to continue to face increased competition from companies who use the Internet to deliver digital video services as the speed and quality of broadband and wireless networks continues to improve.

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

If our products and services, including, without limitation, our DISH TV and Sling TV products and services, are not competitive, our business could suffer and our financial performance could be negatively impacted.  Our products and services may also experience quality problems, including outages and service slowdowns, from time to time.  If the quality of our products and services do not meet our customers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

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

We rely on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes that we provide to subscribers in order to deliver our digital television services.  Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from suppliers.  In the event of an interruption of supply or a significant price increase from these suppliers, we may not be able to diversify sources of supply in a timely manner, which could have a negative impact on our business.  Further, due to increased demand for products, electronic manufacturers may experience shortages for certain components, from time to time. Additionally, supply of and/or costs of raw materials may be negatively impacted by trade protection policies, such as tariffs and or/escalating trade tensions, particularly with countries in Asia. We have experienced in the past and may continue to experience shortages driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of its suppliers that negatively impact our operations.  Any such delays or constraints could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our subscriber activations.

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

Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships.  Areas in which conflicts of interest between EchoStar and us could arise include, but are not limited to, the following:

•

Cross officerships, directorships and stock ownership.  We have certain overlap in directors and executive officers with EchoStar.  These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  Our Board of Directors and executive officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and our Chairman.  The executive officers and the members of our Board of Directors who are members of the Board of Directors of EchoStar have fiduciary duties to EchoStar’s shareholders.  For example, there is the potential for a conflict of interest when we or EchoStar look at acquisitions and other business opportunities that may be suitable for both companies.  In addition, certain of our directors and officers own EchoStar stock and options to purchase EchoStar stock.  Mr. Ergen beneficially owns approximately 50.8% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and controls approximately 88.3% of the voting power of EchoStar.    These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for us and EchoStar.  Furthermore, Mr. Ergen is employed by both us and EchoStar.

•

Intercompany agreements with EchoStar.  In connection with and following the Spin-off and Share Exchange Agreement, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  See Note 18 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of us and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and us under the separation and other intercompany agreements we entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us.  In addition, conflicts could arise between us and EchoStar in the interpretation or any extension or renegotiation of these existing agreements.

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

MVDDS Licenses.  We have MVDDS licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  In January 2015, the FCC granted our application to extend the build-out requirements related to our MVDDS licenses.  We now have until the third quarter 2019 to provide “substantial service” on our MVDDS licenses.  Our MVDDS licenses may be terminated if we do not provide substantial service in accordance with the new build-out requirements.  These wireless spectrum licenses expire in August 2024 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

Commercialization of Our Wireless Spectrum Licenses and Related Assets.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  We expect to complete the First Phase by March 2020, with subsequent phases to be completed thereafter.  As of December 31, 2018, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase is now complete, we have secured certain tower sites, and we are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  We installed the first base stations on sites in 2018, and plan to continue deployment until complete.   We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020.  We expect the Second Phase to follow o~~nce the 3GPP Release 16 is standardized and as our plans for our other spectrum holdings develop, we plan to upgrade and expand our network to full 5G to support new use cases.~~  We currently expect expenditures for the Second Phase to be approximately $10 billion.

We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.    For example, on September 18, 2018, we filed an application with the FCC to participate as a bidder in the FCC’s auction of Upper Microwave Flexible Use Service licenses in the 27.5–28.35 GHz bands (“Auction 101”) and 24.25–24.45 and 24.75–25.25 GHz bands (“Auction 102” and collectively with Auction 101, “Auctions 101 & 102”).  On October 10, 2018, the FCC announced that a subsidiary of DISH Network and 25 other applicants were qualified to participate in Auction 101 and that a subsidiary of DISH Network and 33 other applicants were qualified to participate in Auction 102.  Auction 101 commence on November 14, 2018 and concluded January 24, 2019.  Auction 102 is scheduled to commence March 14, 2019.

The FCC determined that bidding in these auctions will be “anonymous,” which means that prior to and during the course of the auctions, the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auctions.

On July 9, 2018, the FCC sent us a letter inquiring about our progress toward meeting certain build-out milestones by March 2020, which is publicly available on the FCC’s website.  On September 21, 2018, we filed a response letter with the FCC regarding our progress toward meeting certain build-out milestones.  We will continue to update the FCC about our progress on the First Phase.  There is no assurance that the FCC will find our build-out, including the First Phase, sufficient to meet the build-out requirements to which our wireless spectrum licenses are subject.

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

Northstar Investment.  Through American II, we own a non-controlling interest in Northstar Spectrum, which is comprised of 85% of the Class B Common Interests and 100% of the Class A Preferred Interests of Northstar Spectrum.  Northstar Manager is the sole manager of Northstar Spectrum and owns a controlling interest in Northstar Spectrum, which is comprised of 15% of the Class B Common Interests of Northstar Spectrum.  As of March 31, 2018, the total equity contributions from American II and Northstar Manager to Northstar Spectrum were approximately $7.621 billion and $133 million, respectively.  As of March 31, 2018, the total loans from American II to Northstar Wireless under the Northstar Credit Agreement (as defined below) for payments to the FCC related to the Northstar Licenses (as defined below) were approximately $500 million.    See below for further information.

SNR Investment.  Through American III, we own a non-controlling interest in SNR HoldCo, which is comprised of 85% of the Class B Common Interests and 100% of the Class A Preferred Interests of SNR HoldCo.  SNR Management is the sole manager of SNR HoldCo and owns a controlling interest in SNR HoldCo, which is comprised of 15% of the Class B Common Interests of SNR HoldCo.  As of March 31, 2018, the total equity contributions from American III and SNR Management to SNR HoldCo were approximately $5.590 billion and $93 million, respectively.  As of March 31, 2018, the total loans from American III to SNR Wireless under the SNR Credit Agreement (as defined below) for payments to the FCC related to the SNR Licenses (as defined below) were approximately $500 million.    See below for further information.

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

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and Northstar Wireless owed the FCC an additional interim payment of approximately $334 million (the “Northstar Interim Payment”), which is equal to 15% of $2.226 billion.  The Northstar Interim Payment was recorded as an expense during the fourth quarter 2015.  Northstar Wireless immediately satisfied the Northstar Interim Payment through the application of funds already on deposit with the FCC and an additional loan from American II of approximately $69 million. As a result, the FCC will not deem Northstar Wireless to be a “current defaulter” under applicable FCC rules.

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

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and SNR Wireless owed the FCC an additional interim payment of approximately $182 million (the “SNR Interim Payment”), which is equal to 15% of $1.211 billion.  The SNR Interim Payment was recorded as an expense during the fourth quarter 2015.  SNR Wireless immediately satisfied the SNR Interim Payment through a portion of an additional loan from American III in an aggregate amount of approximately $344 million.  As a result, the FCC will not deem SNR Wireless to be a “current defaulter” under applicable FCC rules.    In addition, the FCC Wireless Bureau acknowledged that SNR Wireless’ nonpayment of those gross winning bid amounts does not constitute action involving gross misconduct, misrepresentation or bad faith.  Therefore, the FCC concluded that such nonpayment will not affect the eligibility of SNR Wireless, its investors (including DISH Network) or their respective affiliates to participate in future spectrum auctions (including Auction 1000 and any re-auction of the AWS-3 licenses retained by the FCC).  At this time, DISH Network (through itself, a subsidiary or another entity in which it may hold a direct or indirect interest) expects to participate in any re-auction of those AWS-3 licenses.

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

The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.  See “We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition” below for further information.

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

We capitalize our interest expense associated with the acquisition or construction of certain assets, including, among other things, our wireless spectrum licenses.  As the carrying amount of these licenses exceeds the carrying value of our long-term debt, materially all of our interest expense is being capitalized, and has been since June 14, 2017.  This capitalized interest increases the carrying amount of these licenses for purposes of impairment testing, under which we consider whether it is more likely than not that the fair value of these licenses exceeds the carrying amount of these licenses.  An increase in the carrying amount of these licenses combined with other changes in circumstances and/or market conditions could result in an increased risk of an impairment of these licenses in the future and an impairment of these assets may have a material adverse effect on our business, results of operations and financial condition.

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

On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively.    We do not own or control the Northstar Licenses or the SNR Licenses nor do we control the Northstar Entities or the SNR Entities.  We do not have a right to require Northstar Manager or SNR Management to sell their respective ownership interests in Northstar Spectrum and SNR Holdco to us.  Northstar Manager, as the sole manager of Northstar Spectrum, and SNR Management, as the sole manager of SNR Holdco, will have the exclusive right and power to manage, operate and control Northstar Spectrum and SNR Holdco, respectively, subject to certain limited protective provisions for the benefit of American II and American III, respectively.  Northstar Manager and SNR Management will have the ability, but not the obligation, to require Northstar Spectrum and SNR Holdco, respectively, to purchase Northstar Manager’s and SNR Management’s ownership interests in those respective entities after the fifth and sixth anniversaries of the grant date of the Northstar Licenses and the SNR Licenses (and in certain circumstances prior to the fifth anniversary of the grant date of the Northstar Licenses and the SNR Licenses).  Thus, we cannot be certain that the Northstar Licenses or the SNR Licenses will be developed in a manner fully consistent with our current or future business plans.

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

In addition, on September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  See “Commitments and Contingencies –  Contingencies – Litigation – Vermont National Telephone Company” in Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC.    Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly.  We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to make further investments in the Northstar Entities and the SNR Entities.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

To the extent that we commercialize our wireless spectrum licenses, we will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

We have made substantial investments to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements,  as well as certain renewal requirements.

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

•

The wireless services industry is competitive.  We have limited experience in the wireless services industry, which is a competitive industry, with increasing customer demands for data services that require increasing capital resources to maintain a robust network.  The wireless services industry has incumbent and established competitors such as Verizon, AT&T, T-Mobile USA Inc. (“T-Mobile”) and Sprint Corporation (“Sprint”), with substantial market share.  Some of these companies have greater financial, marketing and other resources than us, and have existing cost and operational advantages that we lack.  Market saturation is expected to continue to cause the wireless services industry’s customer growth rate to moderate in comparison to historical growth rates, leading to increased competition for customers.  As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services.  Furthermore, the cost of attracting a new customer is generally higher than the cost associated with retaining an existing customer.  In addition, we may face increasing competition from wireless telecommunications providers who offer mobile video offerings.  Wireless mobile video offerings have become more prevalent in the marketplace as wireless telecommunications providers have expanded the fourth generation of wireless communications.  In July 2015, AT&T completed its acquisition of DirecTV, our direct competitor and the largest satellite TV provider in the United States, which has an OTT service, DirecTV Now, that competes directly with our Sling TV services.  As a result of this acquisition, DirecTV, among other things, has increased access to capital, access to AT&T’s nationwide platform for wireless mobile video and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services.  The combined company may be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other MVPDs, including us; thwart our entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings.  In addition, in October 2016, AT&T announced its acquisition of Time Warner (which owns certain Turner, HBO and Cinemax channels), which was completed in June 2018.    The addition of Time Warner’s media holdings, which include content, such as HBO, TBS, TNT, CNN, and movies, would, among other things, provide the combined company increased scale and leverage in the converging video, mobile, and broadband industries.  Also, in December 2017, Walt Disney Company announced its acquisition of certain assets of Twenty-First Century Fox, Inc.  These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.    For example, in connection with AT&T’s acquisition of Time Warner, Turner sent all of its distributors written, irrevocable offers to submit disputes over the price and other terms of Turner programming to binding arbitration and to guarantee continued access to that programming while any arbitration is pending.

However, in October 2018, AT&T removed its HBO and Cinemax channels, which are not part of Turner, from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract.    Furthermore, AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to subscribers of its streaming service AT&T’s “Watch TV.”  In addition, AT&T’s current zero rating practice may give an unfair advantage to AT&T’s own video content, which currently includes, among others, DirecTV services, including “DirecTV Now,” and AT&T’s “Watch TV” on mobile devices.

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

Our wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements, and there is no guarantee that the FCC will find our build-out sufficient to meet the build-out requirements.  Failure to comply with FCC build-out requirements and/or renewal requirements in a given license area could result in revocation of the license for that license area.  The revocation of our wireless spectrum licenses may have a material adverse effect on our future business, results of operations and financial condition.  For further information related to our wireless spectrum licenses, including build-out requirements, see other Risk Factors above.

We rely on highly skilled personnel for our wireless business, including without limitation our ability to meet build-out requirements, and if we are unable to hire and retain key personnel or hire qualified personnel then our wireless business may be adversely affected.

We believe that our wireless business, including our ability to meet build-out requirements, is dependent on our ability to identify, hire, develop, motivate, and retain a new team of highly skilled personnel with knowledge of the wireless industry.  Our wireless business will be adversely affected if we fail to effectively identify, hire, develop, motivate, and retain highly skilled personnel with knowledge of the wireless industry.

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

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business, construct and launch new satellites, deploy our wireless network and to pursue acquisitions and other strategic transactions (including significant investments in wireless).  Weakness in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders.  Adverse changes in the credit markets, including rising interest rates, could increase our borrowing costs and/or make it more difficult for us to obtain financing for our operations or refinance existing indebtedness.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt. We may be unable to generate cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on our debt and other obligations. If we are unable to service our debt and other obligations from cash flows from operating activities, we may need to refinance or restructure all or a portion of such obligations prior to maturity. Any refinancing or restructuring could have a material adverse effect on our business, results of operations and/or financial condition. In addition, we cannot guarantee that any refinancing or restructuring would sufficiently meet any debt or other obligations then due. Furthermore, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by their credit metrics.  A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing.  A severe disruption in the global financial markets could impact some of the financial institutions with which we do business, and such instability could also affect our access to financing.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

See “We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” above for further information.

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2018, our total long-term debt and capital lease obligations, including the debt of our subsidiaries, was $15.153 billion.  Our debt levels could have significant consequences, including:

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

As discussed below, Charles W. Ergen, our Chairman, controls approximately 91.3% of the total voting power of our company.  Such control by Mr. Ergen may make it impractical for any third party to effect a change in control of our company.  In addition, pursuant to our articles of incorporation we have a significant amount of authorized and unissued stock which would allow our Board of Directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

We are controlled by one principal stockholder who is also our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 51.7% of our total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and controls approximately 91.3% of the total voting power.  Through his voting power, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have:  (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

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

During the second quarter 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during periods prior to 2017.  Our total accrual at December 31, 2018 and 2017 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  On April 5, 2018, the Court entered a $61 million judgment in favor of the class.  On May 4, 2018, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit.     During the second quarter 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at December 31, 2018 and 2017 was $61 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets.

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

Our DISH TV services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

If the FCC were to cancel, revoke, suspend, restrict, significantly condition, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses that we may file from time to time, it could have a material adverse effect on our business, financial condition and results of operations.  Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of DISH TV services available to our DISH TV subscribers.  The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum.  In addition, Congress often considers and enacts legislation that affects us and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing.  We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

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

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.  If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

The following table sets forth certain information concerning our principal properties related to our business segments.

Leased From
Description/Use/Location	Segment(s) Using Property	Owned	EchoStar (1)	Other Third Party
Corporate headquarters, Englewood, Colorado	Pay-TV / Wireless		X
Customer call center and general offices, Roseland, New Jersey	Pay-TV			X
Customer call center, Bluefield, West Virginia	Pay-TV	X
Customer call center, Long Island City, New York	Pay-TV			X
Customer call center, Harlingen, Texas	Pay-TV	X
Customer call center, Hilliard, Ohio	Pay-TV			X
Customer call center, Littleton, Colorado	Pay-TV		X
Customer call center, Phoenix, Arizona	Pay-TV			X
Customer call center, Thornton, Colorado	Pay-TV	X
Customer call center, Tulsa, Oklahoma	Pay-TV			X
Customer call center, warehouse, service, and remanufacturing center, El Paso, Texas	Pay-TV	X
Data Center, Cheyenne, Wyoming	Pay-TV		X
Digital broadcast operations center, Cheyenne, Wyoming (2)	Pay-TV	X
Digital broadcast operations center, Gilbert, Arizona (2)	Pay-TV	X
Engineering offices and service center, Englewood, Colorado (2)	Pay-TV / Wireless	X
Engineering office, American Fork, Utah (2)	Pay-TV			X
Engineering office, Bangalore, India (2)	Pay-TV			X
Engineering office, Foster City, California (2)	Pay-TV			X
Engineering office, Kharkov, Ukraine (2)	Pay-TV			X
Engineering office, Superior, Colorado (2)	Pay-TV			X
IT development center, Denver, Colorado	Pay-TV			X
Micro digital broadcast operations center, Mustang Ridge, Texas (2)	Pay-TV	X
Regional digital broadcast operations center, Monee, Illinois (2)	Pay-TV	X
Regional digital broadcast operations center, New Braunfels, Texas (2)	Pay-TV	X
Regional digital broadcast operations center, Quicksburg, Virginia (2)	Pay-TV	X
Regional digital broadcast operations center, Spokane, Washington (2)	Pay-TV	X
Service and remanufacturing center, Spartanburg, South Carolina	Pay-TV			X
Warehouse and distribution center, Denver, Colorado	Pay-TV			X
Warehouse and distribution center, Atlanta, Georgia	Pay-TV			X
Warehouse, Denver, Colorado	Pay-TV	X

(1)	See Note 18 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.
(2)	These properties were transferred to us in connection with the completion of the Share Exchange.

In addition to the principal properties listed above, we operate numerous facilities for, among other things, our in-home service operations strategically located in regions throughout the United States.  Furthermore, we own or lease capacity on 11 satellites, which are a major component of our DISH TV services.  See further information under “Item 1. Business –  Satellites” in this Annual Report on Form 10-K.

Item 3.   LEGAL PROCEEDINGS

See Note 14 “Commitments and Contingencies –  Contingencies –  Litigation” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “DISH.”

As of February 8, 2019, there were approximately 6,384 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name.  As of February 7, 2019,  all of the 238,435,208 outstanding shares of our Class B common stock were beneficially held by Charles W. Ergen, our Chairman.  There is currently no trading market for our Class B common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2018 through December 31, 2018.

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)
	(In thousands, except share data)
October 1, 2018 - October 31, 2018	—	$—	—	$1,000,000
November 1, 2018 - November 30, 2018	—	$—	—	$1,000,000
December 1, 2018 - December 31, 2018	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

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

Item 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data as of and for each of the five years ended December 31, 2018 have been derived from our consolidated financial statements.  On February 28, 2017, we and EchoStar and certain of our respective subsidiaries completed the Share Exchange.  As the Share Exchange was a transaction between entities that are under common control accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock was recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.  The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.  The selected consolidated financial data includes the results of the Transferred Businesses as described above for all periods presented, including periods prior to the completion of the Share Exchange.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Certain prior year amounts have been reclassified to conform to the current year presentation.  See further information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Explanation of Key Metrics and Other Items” in this Annual Report on Form 10-K.

This data should be read in conjunction with our consolidated financial statements and related notes thereto for the three years ended December 31, 2018, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
Balance Sheet Data	2018	2017	2016	2015	2014
	(In thousands)
Cash, cash equivalents and current marketable investment securities	$2,068,817	$1,980,673	$5,360,119	$1,611,894	$9,236,888
Total assets	30,587,012	29,773,766	27,914,292	22,665,292	21,756,516
Long-term debt and capital lease obligations (including current portion)	15,152,777	16,202,965	16,483,639	13,763,018	14,430,009
Total stockholders’ equity (deficit)	8,594,189	6,937,906	4,611,323	2,694,161	1,925,243

	For the Years Ended December 31,
Statements of Operations Data	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Total revenue	$13,621,302	$14,391,375	$15,212,302	$15,225,493	$14,819,289
Total costs and expenses	11,473,681	12,823,610	12,893,041	13,797,121	12,915,803
Operating income (loss)	$2,147,621	$1,567,765	$2,319,261	$1,428,372	$1,903,486

Net income (loss) attributable to DISH Network	$1,575,091	$2,098,689	$1,497,939	$802,374	$996,648

Basic net income (loss) per share attributable to DISH Network	$3.37	$4.50	$3.22	$1.73	$2.17
Diluted net income (loss) per share attributable to DISH Network	$3.00	$4.07	$3.15	$1.73	$2.15

	For the Years Ended December 31,
Statement of Cash Flows Data	2018	2017	2016	2015	2014
Net cash flows from:	(In thousands)
Operating activities	$2,517,841	$2,779,507	$2,854,247	$2,459,123	$2,420,575
Investing activities	$(1,975,273)	$(6,521,553)	$(1,737,070)	$(8,072,004)	$(938,488)
Financing activities	$(1,134,545)	$(103,237)	$3,153,930	$(448,200)	$919,382

	For the Years Ended December 31,
Other Data (Unaudited)	2018	2017	2016		2015	2014
Pay-TV subscribers, as of period end (in millions)	12.322	13.242	13.671	*	13.897	13.978
DISH TV subscribers, as of period end (in millions)	9.905	11.030	12.170		13.274	13.881
Sling TV subscribers, as of period end (in millions)	2.417	2.212	1.501		0.623	0.097
Pay-TV subscriber additions (losses), net (in millions)	(0.920)	(0.284)	(0.392)		(0.081)	(0.079)
DISH TV subscriber additions (losses), net (in millions)	(1.125)	(0.995)	(1.270)		(0.607)	(0.122)
Sling TV subscriber additions (losses), net (in millions)	0.205	0.711	0.878		0.526	0.043
Pay-TV ARPU	$85.46	$86.43	$88.66		$86.79	$83.77
DISH TV subscriber additions, gross (in millions)	1.114	1.477	1.736		2.247	2.558
DISH TV churn rate	1.78%	1.78%	1.97%		1.75%	1.60%
DISH TV SAC	$759	$751	$832		$822	$824

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

As the pay-TV industry is mature, our DISH TV strategy has included an emphasis on acquiring and retaining higher quality subscribers, including subscribers in markets underserved by pay-TV services, even if it means that we will acquire and retain fewer overall subscribers.  We evaluate the quality of subscribers based upon a number of factors, including, among others, profitability.  Our DISH TV subscriber base has been declining due to, among other things, this strategy.  There can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.

Our revenue and profit is primarily derived from Pay-TV programming services that we provide to our subscribers.  We also generate revenue from equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our Smart Home service operations; broadband services; warranty services; and sales of digital receivers and related equipment to third-party pay-TV providers.  Our subscriber-related revenue has been declining due to, among other things, the continuing decline in our DISH TV subscriber base.  We expect this trend to continue.  Our most significant expenses are subscriber-related expenses, which are primarily related to programming, subscriber acquisition costs and depreciation and amortization.

Financial Highlights

2018 Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $13.621 billion
•	Net income attributable to DISH Network of $1.575 billion and basic and diluted earnings per share of common stock of $3.37 and $3.00, respectively
•	Loss of approximately 920,000 net Pay-TV subscribers
•	Loss of approximately 1.125 million net DISH TV subscribers
•	Addition of approximately 205,000 net Sling TV subscribers
•	Pay-TV ARPU of $85.46
•	Gross new DISH TV subscriber activations of approximately 1.114 million
•	DISH TV churn rate of 1.78%
•	DISH TV SAC of $759

Consolidated Financial Condition as of December 31, 2018

•	Cash, cash equivalents and current marketable investment securities of $2.069 billion
•	Total assets of $30.587 billion
•	Total long-term debt and capital lease obligations of $15.153 billion

Business Segments

We currently operate two primary business segments:  (1) Pay-TV; and (2) Wireless.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer Pay-TV services under the DISH brand, and the Sling brand.  As of December 31, 2018, we had 12.322 million Pay-TV subscribers in the United States, including 9.905 million DISH TV subscribers and 2.417 million Sling TV subscribers.

Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH TV services from our competitors, we offer the Hopper whole-home DVR and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, tablets, phones and computers.  The Hopper 3, among other things, features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.

We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and phones.  We offer Sling International, Sling Latino and Sling domestic video programming services.  Our domestic Sling TV services have a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously.  We face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Verizon, DirecTV, Sony, YouTube, Fubo, Philo and Pluto that offer online services distributing movies, television shows and other video programming as well as programmers, such as HBO, CBS, Univision, STARZ and SHOWTIME, that began selling content directly to consumers over the Internet.    Some of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do.    In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings.    Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services.    Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.  This competition, among other things, has caused the rate of growth in subscribers to our Sling TV services to decrease.  In June 2018, we launched additional Sling TV services which include offering consumers a la carte channel subscriptions, access to pay-per-view events and movies, and access to free content.  There can be no assurance that these additional services will positively affect our results of operations or our net Sling TV subscribers.

In addition, we historically offered broadband services under the dishNET™ brand, which includes satellite broadband services that utilize advanced technology and high-powered satellites launched by Hughes and ViaSat and wireline broadband services.  However, as of the first quarter 2018, we have transitioned our broadband business focus from wholesale to authorized representative arrangements, and we are no longer marketing dishNET broadband services.  Our existing broadband subscribers will decline through customer attrition.  Generally, under these authorized representative arrangements, we will receive certain payments for each broadband service activation generated and installation performed, and we will not incur subscriber acquisition costs for these activations.

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

As the Share Exchange was a transaction between entities that are under common control accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock was recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.  The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.    See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Wireless

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.    These wireless spectrum licenses are subject to certain interim and final build-out requirements,  as well as certain renewal requirements.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  We expect to complete the First Phase by March 2020, with subsequent phases to be completed thereafter.    As of December 31, 2018, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase is now complete, we have secured certain tower sites, and we are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  We installed the first base stations on sites in 2018, and plan to continue deployment until complete.  We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020.  We expect the Second Phase to follow o~~nce the 3GPP Release 16 is standardized and as our plans for our other spectrum holdings develop, we plan to upgrade and expand our network to full 5G to support new use cases.~~  We currently expect expenditures for the Second Phase to be approximately $10 billion.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.

See Note 14 “Commitments and Contingencies – Commitments – Wireless – DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements,  as well as certain renewal requirements.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly.  See Note 14 “Commitments and Contingencies – Commitments – Wireless –  DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.  See Note 14 “Commitments and Contingencies – Commitments – Wireless” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Recent Developments

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services, and may exacerbate the risks described in our public filings.  In October 2016, AT&T announced its acquisition of Time Warner, which was completed in June 2018.  In December 2017, Walt Disney Company announced its acquisition of certain assets of Twenty-First Century Fox, Inc.  These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.    For example, in connection with AT&T’s acquisition of Time Warner, Turner sent all of its distributors written, irrevocable offers to submit disputes over the price and other terms of Turner programming to binding arbitration and to guarantee continued access to that programming while any arbitration is pending.  However, in October 2018, AT&T removed its HBO and Cinemax channels, which are not part of Turner, from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract.

Also, in April 2018, T-Mobile announced its acquisition of Sprint.  We filed a petition to deny the transaction with the FCC.  We cannot predict the practical effect of the impact on us of T-Mobile’s acquisition of Sprint (if approved), including without limitation, the impact of any conditions on us (if any conditions are imposed).  However, it is possible that the outcomes resulting from this acquisition (if approved, with or without conditions) could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet.  Our Sling TV services face increased competition from content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunications companies, that are increasing their Internet-based video offerings.  Competition from video content distributed over the Internet includes services with live-linear television programming, single programmer offerings and offerings of large libraries of on-demand content, including in many cases original content.  Furthermore, our DISH TV services face increased competition as programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  Significant changes in consumer behavior with regard to the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.  Online content providers may cause our subscribers to disconnect our DISH TV services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.

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

Programming

Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase due to contractual price increases and the renewal of long-term programming contracts on less favorable pricing terms and certain programming costs are rising at a much faster rate than wages or inflation.  In particular, the rates we are charged for retransmitting local broadcast channels have been increasing substantially and may exceed our ability to increase our prices to our customers.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms or if we are unable to pass these increased programming costs on to our customers.

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

In June 2018 and November 2018, Univision Communications Inc. (“Univision”) removed certain of its channels from our DISH TV and Sling TV programming lineup, as we and Univision have been unable to negotiate the terms and conditions of a new programming carriage contract.  In light of, among other things, certain Univision programming being available to consumers through alternative methods including over the air antennas and directly from Univision over the Internet, the current state of our negotiations with Univision and the duration of the absence of these Univision channels from our programming lineups, this removal may be permanent.  Univision’s removal of certain of its channels from our programming lineup will continue to negatively impact our DISH TV churn rate, net DISH TV subscriber losses, gross new DISH TV subscriber activations and net Sling TV subscriber additions in the short-term.  However, over the long term, we anticipate that we will be able to provide more compelling offers to our subscribers, particularly containing Latino programming because of, among other things, our ability to provide more flexible and lower cost programming and because certain Univision programming is also available through alternative methods including over the air antennas and directly from Univision over the Internet.  In addition, in October 2018, AT&T removed its HBO and Cinemax channels from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract.  AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to subscribers of its streaming service AT&T’s “Watch TV.”  We experienced a higher DISH TV churn rate, higher net Pay-TV subscriber losses and lower gross new DISH TV subscriber activations during the third and fourth quarter 2018 and continuing into the first quarter 2019, when Univision and AT&T removed certain of their channels from our DISH TV and Sling TV programming lineup.  As a result, there can be no assurance that the removal of these channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from additional programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, local, premium movie, pay-per-view, Latino and international subscriptions; equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our Smart Home service operations; broadband services; warranty services; and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to independent third-party retailers and other independent third-party distributors of our equipment, sales of digital receivers and related components to third-party pay-TV providers and revenue from services and other agreements with EchoStar.

Subscriber-related expenses.  “Subscriber-related expenses” principally include programming expenses, which represent a substantial majority of these expenses.  “Subscriber-related expenses” also include costs for Pay-TV and broadband services incurred in connection with our subscriber retention, Smart Home service and call center operations, billing costs, refurbishment and repair costs related to DBS receiver systems, other variable subscriber expenses and monthly wholesale fees paid to broadband providers.

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

Subscriber acquisition costs.  While we primarily lease DBS receiver systems, we also subsidize certain costs to attract new subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of DBS receiver systems to independent third-party retailers and other independent third-party distributors of our equipment, the cost of subsidized sales of DBS receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  Our “Subscriber acquisition costs” also includes costs associated with acquiring Sling TV subscribers including, among other things, costs related to acquisition advertising and our direct sales efforts and commissions.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors, which were previously expensed as “Subscriber acquisition costs.”  These amounts are now initially capitalized in “Other current assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors, which were previously expensed as “Subscriber acquisition costs.”  These amounts are now initially capitalized in “Other current assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  As such, as of January 1, 2018 our DISH TV SAC is calculated as “Subscriber acquisition costs,” excluding “Subscriber acquisition costs” associated with our broadband services and Sling TV services, plus capitalized payments made under certain sales incentive programs, excluding amortization related to these payments, plus the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations.  We include all the costs of acquiring DISH TV subscribers (e.g., subsidized and capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new DISH TV subscribers in our calculation, including DISH TV subscribers added with little or no subscriber acquisition costs.

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

DISH TV subscribers.    We include customers obtained through direct sales, independent third-party retailers and other independent third-party distribution relationships in our DISH TV subscriber count.  We also provide DISH TV services to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our Flex Pack programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH TV subscriber count.  The retail price of the Flex Pack programming package as of December 31, 2018 was $34.99, and we intend to continue to use this price as the denominator in our calculation.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2018	2017	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$13,456,088	$14,260,412	$(804,324)	(5.6)
Equipment sales and other revenue	165,214	130,963	34,251	26.2
Total revenue	13,621,302	14,391,375	(770,073)	(5.4)

Costs and Expenses:
Subscriber-related expenses	8,544,577	8,919,985	(375,408)	(4.2)
% of Subscriber-related revenue	63.5%	62.6%
Satellite and transmission expenses	576,568	658,017	(81,449)	(12.4)
% of Subscriber-related revenue	4.3%	4.6%
Cost of sales - equipment and other	145,604	95,116	50,488	53.1
Subscriber acquisition costs	769,307	1,204,261	(434,954)	(36.1)
General and administrative expenses	725,601	687,054	38,547	5.6
% of Total revenue	5.3%	4.8%
Litigation expense	—	295,695	(295,695)	*
Depreciation and amortization	712,024	817,564	(105,540)	(12.9)
Impairment of long-lived assets (Note 8)	—	145,918	(145,918)	*
Total costs and expenses	11,473,681	12,823,610	(1,349,929)	(10.5)

Operating income (loss)	2,147,621	1,567,765	579,856	37.0

Other Income (Expense):
Interest income	44,759	41,006	3,753	9.2
Interest expense, net of amounts capitalized	(15,006)	(63,172)	48,166	76.2
Other, net	11,801	104,488	(92,687)	(88.7)
Total other income (expense)	41,554	82,322	(40,768)	(49.5)

Income (loss) before income taxes	2,189,175	1,650,087	539,088	32.7
Income tax (provision) benefit, net	(533,684)	515,320	(1,049,004)	*
Effective tax rate	24.4%	(31.2)%
Net income (loss)	1,655,491	2,165,407	(509,916)	(23.5)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	80,400	66,718	13,682	20.5
Net income (loss) attributable to DISH Network	$1,575,091	$2,098,689	$(523,598)	(24.9)

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.322	13.242	(0.920)	(6.9)
DISH TV subscribers, as of period end (in millions)	9.905	11.030	(1.125)	(10.2)
Sling TV subscribers, as of period end (in millions)	2.417	2.212	0.205	9.3
Pay-TV subscriber additions (losses), net (in millions)	(0.920)	(0.284)	(0.636)	*
DISH TV subscriber additions (losses), net (in millions)	(1.125)	(0.995)	(0.130)	(13.1)
Sling TV subscriber additions (losses), net (in millions)	0.205	0.711	(0.506)	(71.2)
Pay-TV ARPU	$85.46	$86.43	$(0.97)	(1.1)
DISH TV subscriber additions, gross (in millions)	1.114	1.477	(0.363)	(24.6)
DISH TV churn rate	1.78%	1.78%	—%	*
DISH TV SAC	$759	$751	$8	1.1
EBITDA	$2,791,046	$2,423,099	$367,947	15.2

*     Percentage is not meaningful.

Pay-TV subscribers.  We lost approximately 920,000 net Pay-TV subscribers during the year ended December 31, 2018 compared to the loss of approximately 284,000 net Pay-TV subscribers during the same period in 2017.  The increase in net Pay-TV subscriber losses during the year ended December 31, 2018 resulted from higher net DISH TV subscriber losses and fewer net Sling TV subscriber additions.  Our net Pay-TV subscriber losses during the year ended December 31, 2018 were negatively impacted by Univision and AT&T’s removal of certain of their channels from our DISH TV and Sling TV programming lineup.  As a result, we experienced higher net Pay-TV subscriber losses beginning in the third quarter 2018 and continuing into the fourth quarter 2018.  With respect to the Univision removal, in light of, among other things, certain Univision programming being available to consumers through alternative methods including over the air antennas and directly from Univision over the Internet, the current state of our negotiations with Univision and the duration of the absence of these channels from our programming lineups, this removal may be permanent.  We lost approximately 1.125 million net DISH TV subscribers during the year ended December 31, 2018 compared to the loss of approximately 995,000 net DISH TV subscribers during the same period in 2017.  This increase in net DISH TV subscriber losses resulted from lower gross new DISH TV subscriber activations, partially offset by a lower number of customer disconnects.  We added approximately 205,000 net Sling TV subscribers during the year ended December 31, 2018 compared to the addition of approximately 711,000 net Sling TV subscribers during the same period in 2017.  This decrease in net Sling TV subscriber additions is primarily related to increased competition, including competition from other OTT service providers and to a higher number of customer disconnects on a larger Sling TV subscriber base, including the impact from Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above.

Our DISH TV churn rate for both the years ended December 31, 2018 and 2017 was 1.78%.  Our DISH TV churn rate for the year ended December 31, 2018 was negatively impacted by Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above, offset by the positive impact from our emphasis on acquiring and retaining higher quality subscribers.  Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the year ended December 31, 2018, we activated approximately 1.114 million gross new DISH TV subscribers compared to approximately 1.477 million gross new DISH TV subscribers during the same period in 2017, a decrease of 24.6%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers;    increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers; and Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above.

During September 2017, Hurricane Maria caused extraordinary damage in Puerto Rico and the U.S. Virgin Islands, resulting in a widespread loss of power and infrastructure.  Given the devastation and loss of power, substantially all customers in those areas were unable to receive our service as of September 30, 2017.  In an effort to ensure customers would not be charged for services they were unable to receive, we proactively paused service for those customers.  Accordingly, we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count as of September 30, 2017.  During the fourth quarter 2017, 75,000 of these customers reactivated.  During the year ended December 31, 2018, 31,000 of these customers reactivated. We incurred certain costs in connection with the re-activation of these returning subscribers, and accordingly, these returning customers were recorded as gross new DISH TV subscriber activations with the corresponding costs recorded in “Subscriber acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and/or in “Purchases of property and equipment” on our Consolidated Statements of Cash Flows.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $13.456 billion for the year ended December 31, 2018, a decrease of $804 million or 5.6% compared to the same period in 2017.  The decrease in “Subscriber-related revenue” from the same period in 2017 was primarily related to a lower average Pay-TV subscriber base and the decrease in Pay-TV ARPU discussed below.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $85.46 during the year ended December 31, 2018 versus $86.43 during the same period in 2017.  The $0.97 or 1.1% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base,  a shift in DISH TV programming package mix to lower priced programming packages and a decrease in revenue related to premium channels and pay-per-view boxing events.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH TV programming package price increases in the first quarter 2018 and 2017 and an increase in revenue per subscriber related to our Sling TV services.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $8.545 billion during the year ended December 31, 2018, a decrease of $375 million or 4.2% compared to the same period in 2017.  The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber, partially offset by higher programming costs per subscriber.    Programming costs per subscriber increased due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  These programming rate increases were partially offset by the reduction in programming costs per subscriber related to Univision and AT&T’s removal of certain of their channels from our programming lineup and lower costs related to pay-per-view boxing events.  “Subscriber-related expenses” represented 63.5% and 62.6% of “Subscriber-related revenue” during the years ended December 31, 2018 and 2017, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs per subscriber, discussed above.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $577 million during the year ended December 31, 2018, a decrease of $81 million or 12.4% compared to the same period in 2017.  The decrease in “Satellite and transmission expenses” was primarily related to a decrease in transponder capacity leased from EchoStar, related to our DISH TV service and decreased costs in our digital broadcast operations.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $769 million for the year ended December 31, 2018, a decrease of $435 million or 36.1% compared to the same period in 2017.  This change was primarily attributable to fewer gross new DISH TV subscriber activations and a $158 million positive impact related to the adoption of ASU 2014-09.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors.  These amounts were previously expensed as “Subscriber acquisition costs.”  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH TV SAC.  DISH TV SAC was $759 during the year ended December 31, 2018 compared to $751 during the same period in 2017, an increase of $8 or 1.1%.  This change was primarily attributable to an increase in hardware costs and commissions paid to independent third-party retailers per activation, partially offset by a decrease in advertising costs per activation.  The increase in hardware costs and commissions paid to independent third-party retailers resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts.  In addition, we had more Puerto Rico subscribers reactivate in 2017 as compared to 2018 which increased our DISH TV SAC during 2018.  The expenses we incurred for the reactivation of subscribers in Puerto Rico were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV subscriber activations.

During the years ended December 31, 2018 and 2017, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $120 million and $137 million, respectively.  This decrease in capital expenditures under our lease program for new DISH TV subscribers resulted primarily from fewer gross new DISH TV subscriber activations discussed above.

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

Litigation expense.  “Litigation expense” related to certain significant legal settlements, judgments and/or accruals totaled $296 million during the year ended December 31, 2017.  See Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $712 million during the years ended December 31, 2018, a $106 million or 12.9% decrease compared to the same period in 2017.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

Impairment of long-lived assets.  “Impairment of long-lived assets” of $146 million during the year ended December 31, 2017 resulted from an impairment of the T1 satellite.  See Note 8 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $15 million during the year ended December 31, 2018, a decrease of $48 million or 76.2% compared to the same period in 2017.  This decrease was primarily related to a reduction in interest expense resulting from debt redemptions during 2018 and 2017.    On June 14, 2017, the FCC issued an order granting our application to acquire the 600 MHz Licenses.  The addition of the carrying amount of these licenses, together with the carrying amount of current wireless spectrum licenses, exceeded the amount of long-term debt and capital lease obligations on our Consolidated Balance Sheets since June 14, 2017.  Therefore, beginning June 14, 2017, materially all of our interest expense is being capitalized.  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $2.791 billion during the year ended December 31, 2018, an increase of $368 million or 15.2% compared to the same period in 2017.  The increase in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  These changes in operating income include a $154 million positive impact for the year ended December 31, 2018 related to the adoption of ASU 2014-09.  EBITDA for the year ended December 31, 2017 was negatively impacted by “Litigation expense” of $296 million and “Impairment of long-lived assets” of $146 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended December 31,
	2018	2017
	(In thousands)
EBITDA	$2,791,046	$2,423,099
Interest, net	29,753	(22,166)
Income tax (provision) benefit, net	(533,684)	515,320
Depreciation and amortization	(712,024)	(817,564)
Net income (loss) attributable to DISH Network	$1,575,091	$2,098,689

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

Income tax (provision) benefit, net.   Our income tax provision was $534 million during the year ended December 31, 2018, compared to an income tax benefit of $515 million for the same period in 2017.  On December 22, 2017, the Tax Reform Act was enacted, which, among other things, lowered the federal statutory corporate tax rate effective January 1, 2018 from 35% to 21%.  Consequently, we remeasured our deferred tax assets and liabilities as of December 31, 2017 which positively impacted our “Income tax (provision) benefit, net” by approximately $1.2 billion for the year ended December 31, 2017.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2017	2016	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$14,260,412	$15,033,939	$(773,527)	(5.1)
Equipment sales and other revenue	130,963	178,363	(47,400)	(26.6)
Total revenue	14,391,375	15,212,302	(820,927)	(5.4)

Costs and Expenses:
Subscriber-related expenses	8,919,985	8,913,624	6,361	0.1
% of Subscriber-related revenue	62.6%	59.3%
Satellite and transmission expenses	658,017	710,719	(52,702)	(7.4)
% of Subscriber-related revenue	4.6%	4.7%
Cost of sales - equipment and other	95,116	133,902	(38,786)	(29.0)
Subscriber acquisition costs	1,204,261	1,456,492	(252,231)	(17.3)
General and administrative expenses	687,054	735,954	(48,900)	(6.6)
% of Total revenue	4.8%	4.8%
Litigation expense	295,695	21,148	274,547	*
Depreciation and amortization	817,564	921,202	(103,638)	(11.3)
Impairment of long-lived assets (Note 8)	145,918	—	145,918	*
Total costs and expenses	12,823,610	12,893,041	(69,431)	(0.5)

Operating income (loss)	1,567,765	2,319,261	(751,496)	(32.4)

Other Income (Expense):
Interest income	41,006	31,168	9,838	31.6
Interest expense, net of amounts capitalized	(63,172)	(53,141)	(10,031)	(18.9)
Other, net	104,488	119,315	(14,827)	(12.4)
Total other income (expense)	82,322	97,342	(15,020)	(15.4)

Income (loss) before income taxes	1,650,087	2,416,603	(766,516)	(31.7)
Income tax (provision) benefit, net	515,320	(865,818)	1,381,138	*
Effective tax rate	(31.2)%	35.8%
Net income (loss)	2,165,407	1,550,785	614,622	39.6
Less: Net income (loss) attributable to noncontrolling interests, net of tax	66,718	52,846	13,872	26.2
Net income (loss) attributable to DISH Network	$2,098,689	$1,497,939	$600,750	40.1

Other Data:
Pay-TV subscribers, as of period end (in millions) ***	13.242	13.671 **	(0.429)	(3.1)
DISH TV subscribers, as of period end (in millions) ***	11.030	12.170	(1.140)	(9.4)
Sling TV subscribers, as of period end (in millions)	2.212	1.501	0.711	47.4
Pay-TV subscriber additions (losses), net (in millions) ***	(0.284)	(0.392)	0.108	27.6
DISH TV subscriber additions (losses), net (in millions) ***	(0.995)	(1.270)	0.275	21.7
Sling TV subscriber additions (losses), net (in millions)	0.711	0.878	(0.167)	(19.0)
Pay-TV ARPU	$86.43	$88.66	$(2.23)	(2.5)
DISH TV subscriber additions, gross (in millions)	1.477	1.736	(0.259)	(14.9)
DISH TV churn rate	1.78%	1.97%	(0.19)%	(9.6)
DISH TV SAC	$751	$832	$(81)	(9.7)
EBITDA	$2,423,099	$3,306,932	$(883,833)	(26.7)

   * Percentage is not meaningful.

   ** Our ending Pay-TV subscriber count increased by approximately 166,000 subscribers during the third quarter 2016 as a result of the change in our calculation for our commercial accounts.

*** During the third quarter 2017, as a result of Hurricane Maria, we removed approximately 145,000 subscribers representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count.  The effect of the removal of these 145,000 subscribers as of September 30, 2017 was excluded from the calculation of our net DISH TV subscriber additions/losses and DISH TV churn rate for the year ended December 31, 2017.  See “Results of Operations – Pay-TV subscribers” for further information.

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

Our DISH TV churn rate for the year ended December 31, 2017 was 1.78% compared to 1.97% for the same period in 2016.  This decrease primarily resulted from our emphasis on acquiring and retaining higher quality subscribers.  See below for discussion regarding the impacts of Hurricane Maria on Puerto Rico and the U.S. Virgin Islands during September 2017.  While our DISH TV churn rate improved during the year ended December 31, 2017, it continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the year ended December 31, 2017, we activated approximately 1.477 million gross new DISH TV subscribers compared to approximately 1.736 million gross new DISH TV subscribers during the same period in 2016, a decrease of 14.9%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers.

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

Pay-TV ARPU.  Pay-TV ARPU was $86.43 during the year ended December 31, 2017 versus $88.66 during the same period in 2016.  The $2.23 or 2.5% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a shift in DISH TV programming package mix to lower priced programming packages.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  These decreases were partially offset by DISH TV programming package price increases in the first quarter 2017 and 2016 and an increase in Sling TV subscribers with higher priced Sling TV programming packages.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our marketable investment securities.  As of December 31, 2018, our cash, cash equivalents and current marketable investment securities totaled $2.069 billion compared to $1.981 billion as of December 31, 2017, an increase of $88 million.  This increase in cash, cash equivalents and current marketable investment securities primarily resulted from cash generated from operating activities of $2.518 billion, partially offset by the redemption and repurchases of our 4 1/4% Senior Notes due 2018 with an aggregate principal balance of $1.026 billion, $82 million of repurchases of our 7 7/8% Senior Notes due 2019 in open market trades and capital expenditures of $1.317 billion (including capitalized interest related to FCC authorizations).

Debt Maturity

Our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion were redeemed on February 1, 2016.

Our 4 5/8% Senior Notes with an aggregate principal balance of $900 million were redeemed on July 17, 2017.

During 2017 and 2018, we repurchased $174 million and $57 million, respectively, of our 4 1/4% Senior Notes due 2018 in open market trades.  The remaining balance of $969 million were redeemed on April 2, 2018.

During the year ended December 31, 2018, we repurchased $82 million of our 7 7/8% Senior Notes due 2019 in open market trades.  The remaining balance of $1.318 billion matures on September 1, 2019.  We expect to fund the remaining obligation from cash and marketable investment securities balances at that time.  But, depending on market conditions, we may refinance the remaining obligation in whole or in part.

Cash Flow

The following discussion highlights our cash flow activities during the years ended December 31, 2018, 2017 and 2016.

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base, expand our infrastructure, make strategic investments, such as significant investments in wireless, including commercialization of our wireless spectrum, and repay debt obligations.  For the years ended December 31, 2018, 2017 and 2016, we reported “Net cash flows from operating activities” of $2.518 billion, $2.780 billion and $2.854 billion, respectively.

Net cash flows from operating activities from 2017 to 2018 decreased $262 million, primarily attributable to a decrease in cash flows resulting from changes in operating assets and liabilities principally attributable to timing differences between book expense and cash payments, including income taxes.  This decrease was partially offset by a $267 million increase in income adjusted to exclude non-cash charges for “Realized and unrealized losses (gains) on investments,” “Depreciation and amortization” expense, “Impairment of long-lived assets” and “Deferred tax expense (benefit).”

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

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, acquisitions, strategic investments, including purchases and settlements of derivative financial instruments, and purchases of wireless spectrum licenses, capital expenditures and capitalized interest.  For the years ended December 31, 2018, 2017 and 2016, we reported outflows from “Net cash flows from investing activities” of $1.975 billion, $6.522 billion and $1.737 billion, respectively.

During the years ended December 31, 2018, 2017 and 2016, capital expenditures for new and existing DISH TV customer equipment totaled $226 million, $259 million and $387 million, respectively.  The decrease in 2018 and 2017 for new and existing DISH TV customer equipment primarily resulted from fewer gross new DISH TV subscriber activations and fewer existing customer upgrades.

The year ended December 31, 2018 was impacted by cash outflows primarily related to capital expenditures of $1.317 billion (including $923 million of capitalized interest related to FCC authorizations) and $674 million in net purchases of marketable investment securities.

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

Cash flows from financing activities.  Our financing activities generally include net proceeds related to the issuance of long-term and convertible debt, cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations, and repurchases of our Class A common stock.  For the year ended December 31, 2018 and 2017, we reported outflows from “Net cash flows from financing activities” of $1.135 billion and $103 million, respectively.  For the year ended December 31, 2016, we reported inflows from “Net cash flows from financing activities” of $3.154 billion.

The net cash outflows in 2018 primarily related to the redemption and repurchases of our 4 1/4% Senior Notes due 2018 with an aggregate principal balance of $1.026 billion and $82 million of repurchases of our 7 7/8% Senior Notes due 2019 in open market trades.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Free cash flow	$1,201,144	$1,394,214	$1,515,863
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	1,316,697	1,385,293	1,338,384
Net cash flows from operating activities	$2,517,841	$2,779,507	$2,854,247

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

Subscriber Base

We lost approximately 920,000 net Pay-TV subscribers during the year ended December 31, 2018 compared to the loss of approximately 284,000 net Pay-TV subscribers during the same period in 2017.  The increase in net Pay-TV subscriber losses during the year ended December 31, 2018 resulted from higher net DISH TV subscriber losses and fewer net Sling TV subscriber additions.  Our net Pay-TV subscriber losses during the year ended December 31, 2018 were negatively impacted by Univision and AT&T’s removal of certain of their channels from our DISH TV and Sling TV programming lineup.  As a result, we experienced higher net Pay-TV subscriber losses beginning in the third quarter 2018 and continuing into the fourth quarter 2018.  With respect to the Univision removal, in light of, among other things, certain Univision programming being available to consumers through alternative methods including over the air antennas and directly from Univision over the Internet, the current state of our negotiations with Univision and the duration of the absence of these channels from our programming lineups, this removal may be permanent.  We lost approximately 1.125 million net DISH TV subscribers during the year ended December 31, 2018 compared to the loss of approximately 995,000 net DISH TV subscribers during the same period in 2017.  This increase in net DISH TV subscriber losses resulted from lower gross new DISH TV subscriber activations, partially offset by a lower number of customer disconnects.  We added approximately 205,000 net Sling TV subscribers during the year ended December 31, 2018 compared to the addition of approximately 711,000 net Sling TV subscribers during the same period in 2017.  This decrease in net Sling TV subscriber additions is primarily related to increased competition, including competition from other OTT service providers and to a higher number of customer disconnects on a larger Sling TV subscriber base, including the impact from Univision and AT&T’s removal of certain of their channels from our programming lineup.

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

Seasonality

Historically, the first half of the year generally produces fewer gross new DISH TV subscriber activations than the second half of the year, as is typical in the pay-TV industry.  In addition, the first and fourth quarters generally produce a lower DISH TV churn rate than the second and third quarters.  However, in recent years, as the pay-TV industry has matured, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services. As a result, historical trends in seasonality described above may not be indicative of future trends.  Our net Sling TV subscriber additions are impacted by, among other things, certain major sporting events and other major television events.  We expect our new Sling TV subscriber additions to potentially demonstrate seasonality patterns as our Sling TV services become more established.  We expect to be able to assess the seasonality patterns once we have a longer subscriber history.

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

Stock Repurchases

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock.  On October 29, 2018, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2019.    As of December 31, 2018, we may repurchase up to $1.0 billion under this program.  During the years ended December 31, 2018, 2017 and 2016, there were no repurchases of our Class A common stock.

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

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2018, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Long-term debt obligations	$15,957,087	$1,322,070	$1,104,503	$2,004,626	$2,004,756	$1,504,569	$8,016,563
Capital lease obligations	66,984	19,922	19,166	20,645	7,251	—	—
Interest expense on long-term debt and capital lease obligations	4,247,370	889,686	759,850	662,942	594,458	438,488	901,946
Satellite-related obligations	887,386	311,374	236,913	206,111	124,668	8,320	—
Operating lease obligations	162,335	38,561	25,482	20,915	16,208	10,371	50,798
Purchase obligations	1,392,861	1,296,580	48,966	29,284	18,031	—	—
Total	$22,714,023	$3,878,193	$2,194,880	$2,944,523	$2,765,372	$1,961,748	$8,969,307

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent that we procure launch and/or in-orbit insurance on our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $385 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 10 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, and are included on our Consolidated Balance Sheets as of December 31, 2018.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

The table above does not include all potential expenses we expect to incur for our wireless projects including, among other things, our First Phase plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020.  We expect the Second Phase to follow o~~nce the 3GPP Release 16 is standardized and as our plans for our other spectrum holdings develop, we plan to upgrade and expand our network to full 5G to support new use cases.~~  We currently expect expenditures for the Second Phase to be approximately $10 billion.  See Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Purchase Obligations

Our 2019 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, and other products and services related to the operation of our Pay-TV services.  In addition, our 2019 purchase obligations also include equipment related to the network deployment for our wireless business.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

Future Capital Requirements

We expect to fund our future working capital, capital expenditures and debt service requirements from cash generated from operations, existing cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital.  The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.  Certain of our capital expenditures for 2019 are expected to be driven by the costs associated with subscriber premises equipment.  These expenditures are necessary to operate and maintain our DISH TV services.  Consequently, we consider them to be non-discretionary.  Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time, and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty.  Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.  In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow.  In addition, the rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $341 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations. In addition, we expect to incur capital expenditures in 2019 related to the commercialization of our existing wireless spectrum licenses, including capital expenditures associated with our wireless projects and potential purchase of additional wireless spectrum licenses discussed below.  The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including a reduction in our available future cash flows, could require that we raise additional capital in the future.

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

DISH Network Spectrum.    We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements,  as well as certain renewal requirements.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  We expect to complete the First  Phase by March 2020, with subsequent phases to be completed thereafter.    As of December 31, 2018, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase is now complete, we have secured certain tower sites, and we are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  We installed the first base stations on sites in 2018, and plan to continue deployment until complete.   We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020.  We expect the Second Phase to follow o~~nce the 3GPP Release 16 is standardized and as our plans for our other spectrum holdings develop, we plan to upgrade and expand our network to full 5G to support new use cases.~~  We currently expect expenditures for the Second Phase to be approximately $10 billion.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.    We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.

See Note 14 “Commitments and Contingencies –  Commitments –  Wireless –  DISH Network Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements,  as well as certain renewal requirements.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC.    Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly.  See Note 14 “Commitments and Contingencies – Commitments – Wireless – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that we, the Northstar Entities and/or the SNR Entities will be able to develop and implement business models that will realize a return on these wireless spectrum licenses or that we, the Northstar Entities and/or the SNR Entities will be able to profitably deploy the assets represented by these wireless spectrum licenses, which may affect the carrying amount of these assets and our future financial condition or results of operations.  See Note 14 “Commitments and Contingencies – Commitments – Wireless” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Long-Lived Assets

Useful lives of property and equipment.  Since we retain ownership of certain equipment provided pursuant to our subscriber equipment lease programs for DISH TV and broadband subscribers, we capitalize and depreciate equipment costs that would otherwise be expensed at the time of sale.  Such capitalized costs are depreciated over the estimated useful life of the equipment, which is based on, among other things, management’s judgment of the risk of technological obsolescence.  Because of the inherent difficulty of making this estimate, the estimated useful life of capitalized equipment may change based on, among other things, historical experience and changes in technology as well as our response to competitive conditions.  Changes in estimated useful life may impact “Depreciation and amortization” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  For example, if we had decreased the estimated useful life of our capitalized subscriber equipment by one year, annual 2018 depreciation expense would have increased by approximately $44 million.

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

DBS Licenses.  We combine all of our indefinite-lived DBS licenses that we currently utilize or plan to utilize in the future into a single unit of accounting.  For 2018, 2017 and 2016, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount.  In our assessment, we considered several qualitative factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount.  As such, no further analysis was required.

Wireless Spectrum Licenses.  We currently combine our 600 MHz, 700 MHz, AWS-4 and H Block wireless spectrum licenses and the Northstar Licenses and SNR Licenses into a single unit of accounting.  These wireless spectrum licenses were assessed quantitatively in 2018.  Our quantitative assessment consisted of both an income approach and a market approach.  The income approach estimated the fair value of these licenses using the “Greenfield” approach.  The Greenfield approach values the licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the licenses to be valued.  A discounted cash flow analysis is used to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date.  The market approach uses prior transactions including auctions to estimate the fair value of the licenses.  In conducting this quantitative assessment, we determined that the fair value of these licenses exceeds the carrying amount of these licenses under both approaches.

In 2017, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceeded the carrying amount of these licenses.  In our assessment, we considered several qualitative factors, including, among others, macroeconomic conditions, industry and market conditions, relevant company specific events, and perception of the market.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeded the carrying amount of these licenses.  As such, no further analysis was required.

During 2016, our AWS-4 and H Block wireless spectrum licenses and the Northstar Licenses and SNR Licenses were combined into a single unit of accounting.  For 2016, management performed a qualitative assessment to determine whether it was more likely than not that the fair value of these licenses exceeded the carrying amount of these licenses.  In our assessment, we considered several qualitative factors, including, among others, macroeconomic conditions, industry and market conditions, relevant company specific events, and perception of the market.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeded the carrying amount of these licenses.  As such, no further analysis was required.

During 2016, our 700 MHz wireless spectrum licenses were assessed as a single unit of accounting.  For 2016, management performed a qualitative assessment to determine whether it was more likely than not that the fair value of the 700 MHz wireless spectrum licenses exceeded its carrying amount.  In our assessment, we considered several qualitative factors, including, among others, macroeconomic conditions, industry and market conditions, relevant company specific events, and perception of the market.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeded its carrying amount.  As such, no further analysis was required.

During 2018, 2017, and 2016, our MVDDS wireless spectrum licenses were assessed as a single unit of accounting.  For 2018, 2017, and 2016, management assessed these licenses quantitatively.  Our quantitative assessment in each year for the MVDDS wireless spectrum licenses consisted of a market approach.  The market approach uses prior transactions including auctions to estimate the fair value of the licenses.  In conducting these quantitative assessments, we determined that the fair value of our MVDDS wireless spectrum licenses exceeded their carrying amount.

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

Contingent Liabilities

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

New Accounting Pronouncements

Leases.  In February 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), and has modified the standard thereafter.  ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring that lessees recognize right of use assets and lease liabilities for the vast majority of leases.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification is based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  The accounting guidance for lessors remains largely unchanged.

This standard became effective for us on January 1, 2019, and we elected to adopt the standard using the modified retrospective approach.  Under the modified retrospective approach, we will recognize in beginning retained earnings as of January 1, 2019 an adjustment for the cumulative effect of the adoption, which we believe will be immaterial.  We will also recognize right of use assets and lease liabilities for periods ending after January 1, 2019 for the majority of our operating leases, which will be the primary impact of the standard on our results.  Our operating leases consist principally of satellites, real estate, vehicles used in our in-home service operations and other equipment.

As permitted under the standard, we do not intend to recognize right of use assets or lease liabilities for leases with a term of 12 months or less.  In transition, we plan to apply practical expedients that permit us not to reassess (i) whether expired or existing contracts contain a lease under the new standard, (ii) the lease classification for expired or existing leases, or (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard.  In addition, we do not intend to use hindsight during transition.  We do not expect the adoption of ASU 2016-02 to have a significant impact to our Consolidated Statements of Operations or Cash Flows.  We will provide additional disclosures for periods ending in 2019 comparing the results under previous guidance to those under the new standard.

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

Fair Value Measurement.  On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by adding, modifying or removing certain disclosures.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis.  We are evaluating the impact the adoption of ASU 2018-13 will have on our Consolidated Financial Statements and related disclosures.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2018, our cash, cash equivalents and current marketable investment securities had a fair value of $2.069 billion.  Of that amount, a total of $2.066 billion was invested in:  (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations and expand our business.  Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our December 31, 2018 current non-strategic investment portfolio of $2.066 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2018 of 2.3%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2018 would result in a decrease of approximately $4 million in annual interest income.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2018, we had $68 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper.  Based on our December 31, 2018 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2018, we had long-term debt of $15.957 billion, excluding capital lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $14.032 billion using quoted market prices.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $458 million.  To the extent interest rates increase, our future costs of financing would increase at the time of any future financings.  As of December 31, 2018, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives.  As of December 31, 2018, we did not hold any derivative financial instruments.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

Our selected quarterly financial data for each of the quarterly periods ended March 31, June 30, September 30 and December 31 for 2018 and 2017 is included in Note 17 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control –  Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 22 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

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

3.1(c)*

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

4.3*

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

4.5*

Indenture, relating to the 5 7/8% Senior Notes due 2022, dated as of May 16, 2012 among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed May 16, 2012, Commission File No. 0-26176).

4.6*

Indenture, relating to the 5% Senior Notes due 2023, dated as of December 27, 2012 among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed December 27, 2012, Commission File No. 0-26176).

4.7*

Indenture, relating to the 5 7/8% Senior Notes due 2024, dated as of November 20, 2014 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed November 21, 2014, Commission File No. 0-26176).

4.8*

Indenture, relating to the 7 3/4% Senior Notes due 2026, dated as of June 13, 2016, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8‑K of DISH Network Corporation filed June 13, 2016, Commission File No. 0-26176).

4.9*

Indenture, relating to the 2 3/8% Convertible Notes due 2024, dated as of March 17, 2017, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8 K of DISH Network Corporation filed March 20, 2017, Commission File No. 0-26176).

4.10*

Indenture, relating to the 3 3/8% Convertible Notes due 2026, dated as of August 8, 2016, by and between DISH Network Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8‑K of DISH Network Corporation filed August 8, 2016, Commission File No. 0-26176).

4.11*

Supplemental Indenture relating to the 7 7/8% Senior Notes due 2019 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018, Commission File No. 333-31929).

4.12*

Supplemental Indenture relating to the 5 1/8% Senior Notes due 2020 (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018, Commission File No. 333-31929).

4.13*

Supplemental Indenture relating to the 6 3/4% Senior Notes due 2021 (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018, Commission File No. 333-31929).

4.14*

Supplemental Indenture relating to the 5 7/8% Senior Notes due 2022 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018, Commission File No. 333-31929).

4.15*

Supplemental Indenture relating to the 5% Senior Notes due 2023 (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018, Commission File No. 333-31929).

4.16*

Supplemental Indenture relating to the 5 7/8% Senior Notes due 2024 (incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018, Commission File No. 333-31929).

4.17*

Supplemental Indenture relating to the 7 3/4% Senior Notes due 2026 (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018, Commission File No. 333-31929).

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

10.60*

Description of the 2017 Long-Term Incentive Plan dated December 2, 2016 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 8, 2016, Commission File No. 0-26176).**

10.61*

Share Exchange Agreement dated January 31, 2017, between DISH Network Corporation, DISH Network L.L.C., DISH Operating L.L.C., EchoStar Corporation, EchoStar Broadcasting Holding Parent L.L.C., EchoStar Broadcasting Holding Corporation, EchoStar Technologies Holding Corporation, and EchoStar Technologies L.L.C. (incorporated by reference in Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2017, Commission File No. 0-26176).***

10.62*

Second Amended and Restated Credit Agreement, dated March 31, 2018, by and among American AWS-3 Wireless II L.L.C., Northstar Wireless, LLC and Northstar Spectrum, LLC (incorporated by reference in Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2018, Commission File No. 0-26176).

10.63*

Second Amended and Restated Credit Agreement, dated March 31, 2018, by and among American AWS-3 Wireless III L.L.C., SNR Wireless LicenseCo, LLC and SNR Wireless HoldCo, LLC (incorporated by reference in Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2018, Commission File No. 0-26176).

10.64*

Second Amended and Restated Limited Liability Company Agreement of Northstar Spectrum, LLC, dated March 31, 2018, by and between Northstar Manager, LLC and American AWS-3 Wireless II L.L.C. (incorporated by reference in Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2018, Commission File No. 0-26176).

10.65*

Second Amended and Restated Limited Liability Company Agreement of SNR Wireless HoldCo, LLC, dated March 31, 2018, by and between SNR Wireless Management, LLC, John Muleta and American AWS-3 Wireless III L.L.C. (incorporated by reference in Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2018, Commission File No. 0-26176).

10.66*

Third Amended and Restated Credit Agreement, dated June 7, 2018, by and among American AWS-3 Wireless II L.L.C., Northstar Wireless, LLC and Northstar Spectrum, LLC (incorporated by reference in Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2018, Commission File No. 0-26176).

10.67*

Third Amended and Restated Credit Agreement, dated June 7, 2018, by and among American AWS-3 Wireless III L.L.C., SNR Wireless LicenseCo, LLC and SNR Wireless HoldCo, LLC (incorporated by reference in Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2018, Commission File No. 0-26176).

10.68*

Third Amended and Restated Limited Liability Company Agreement of Northstar Spectrum, LLC, dated June 7, 2018, by and between Northstar Manager, LLC and American AWS-3 Wireless II L.L.C. (incorporated by reference in Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2018, Commission File No. 0-26176).

10.69*

Third Amended and Restated Limited Liability Company Agreement of SNR Wireless HoldCo, LLC, dated June 7, 2018, by and between SNR Wireless Management, LLC, John Muleta and American AWS-3 Wireless III L.L.C. (incorporated by reference in Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2018, Commission File No. 0-26176).

10.70*

Description of the 2019 Long-Term Incentive Plan dated August 17, 2018 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed August 23, 2018, Commission File No. 0-26176).**

21☐	Subsidiaries of DISH Network Corporation.

23☐	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24☐

Power of Attorney authorizing Timothy A. Messner as signatory for Charles W. Ergen, George R. Brokaw, James DeFranco, Cantey M. Ergen, Charles M. Lillis, Afshin Mohebbi, David K. Moskowitz, Tom A. Ortolf and Carl E. Vogel.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Principal Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Principal Financial Officer.
101 ☐

The following materials from the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2018, filed on February 13, 2019, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

DISH NETWORK CORPORATION

By:	/s/ Paul W. Orban
Paul W. Orban
Senior Vice President, Chief Accounting Officer and Principal Financial Officer

Date:  February 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Erik Carlson	President and Chief Executive Officer	February 13, 2019
W. Erik Carlson	(Principal Executive Officer)

/s/ Paul W. Orban	Senior Vice President, Chief Accounting Officer and Principal Financial Officer	February 13, 2019
Paul W. Orban	(Principal Financial and Accounting Officer)

*	Chairman	February 13, 2019
Charles W. Ergen

*	Director	February 13, 2019
George R. Brokaw

*	Director	February 13, 2019
James DeFranco

*	Director	February 13, 2019
Cantey M. Ergen

*	Director	February 13, 2019
Charles M. Lillis

*	Director	February 13, 2019
Afshin Mohebbi

*	Director	February 13, 2019
David K. Moskowitz

*	Director	February 13, 2019
Tom A. Ortolf

*	Director	February 13, 2019
Carl E. Vogel

* By:	/s/ Timothy A. Messner
Timothy A. Messner
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
DISH Network Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of DISH Network Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue transactions with customers due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended.

Transaction Between Entities Under Common Control

As discussed in Note 2 to the consolidated financial statements, the 2016 consolidated financial statements have been retrospectively revised for the effects of consolidating entities acquired under common control.

Basis for Opinions

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

Denver, Colorado

February 13, 2019

DISH NETWORK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of
	December 31,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$887,346	$1,479,508
Marketable investment securities	1,181,471	501,165
Trade accounts receivable, net of allowance for doubtful accounts of $16,966 and $15,511, respectively	639,855	653,948
Inventory	290,733	321,008
Other current assets	289,800	329,394
Total current assets	3,289,205	3,285,023

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	67,597	72,407
Property and equipment, net	1,928,180	2,183,661
FCC authorizations	24,736,961	23,725,789
Other investment securities	118,992	113,460
Other noncurrent assets, net	446,077	393,426
Total noncurrent assets	27,297,807	26,488,743
Total assets	$30,587,012	$29,773,766

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$233,753	$393,305
Deferred revenue and other	655,312	709,074
Accrued programming	1,474,207	1,571,273
Accrued interest	268,479	282,006
Other accrued expenses	802,388	803,822
Current portion of long-term debt and capital lease obligations	1,341,993	1,068,524
Total current liabilities	4,776,132	4,828,004

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	13,810,784	15,134,441
Deferred tax liabilities	2,474,907	2,019,538
Long-term deferred revenue and other long-term liabilities	470,932	470,487
Total long-term obligations, net of current portion	16,756,623	17,624,466
Total liabilities	21,532,755	22,452,470

Commitments and Contingencies (Note 14)

Redeemable noncontrolling interests (Note 2)	460,068	383,390

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 229,448,857 and 228,033,671 shares issued and outstanding, respectively	2,295	2,280
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	3,379,093	3,296,488
Accumulated other comprehensive income (loss)	(874)	882
Accumulated earnings (deficit)	5,212,790	3,635,380
Total DISH Network stockholders’ equity (deficit)	8,595,688	6,937,414
Noncontrolling interests	(1,499)	492
Total stockholders’ equity (deficit)	8,594,189	6,937,906
Total liabilities and stockholders’ equity (deficit)	$30,587,012	$29,773,766

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
Revenue:
Subscriber-related revenue	$13,456,088	$14,260,412	$15,033,939
Equipment sales and other revenue	165,214	130,963	178,363
Total revenue	13,621,302	14,391,375	15,212,302

Costs and Expenses (exclusive of depreciation shown separately below - Note 8):
Subscriber-related expenses	8,544,577	8,919,985	8,913,624
Satellite and transmission expenses	576,568	658,017	710,719
Cost of sales - equipment and other	145,604	95,116	133,902
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	50,253	74,145	143,507
Other subscriber acquisition costs	292,824	579,272	709,772
Subscriber acquisition advertising	426,230	550,844	603,213
Total subscriber acquisition costs	769,307	1,204,261	1,456,492
General and administrative expenses	725,601	687,054	735,954
Litigation expense (Note 14)	—	295,695	21,148
Depreciation and amortization (Note 8)	712,024	817,564	921,202
Impairment of long-lived assets (Note 8)	—	145,918	—
Total costs and expenses	11,473,681	12,823,610	12,893,041

Operating income (loss)	2,147,621	1,567,765	2,319,261

Other Income (Expense):
Interest income	44,759	41,006	31,168
Interest expense, net of amounts capitalized	(15,006)	(63,172)	(53,141)
Other, net	11,801	104,488	119,315
Total other income (expense)	41,554	82,322	97,342

Income (loss) before income taxes	2,189,175	1,650,087	2,416,603
Income tax (provision) benefit, net	(533,684)	515,320	(865,818)
Net income (loss)	1,655,491	2,165,407	1,550,785
Less: Net income (loss) attributable to noncontrolling interests, net of tax	80,400	66,718	52,846
Net income (loss) attributable to DISH Network	$1,575,091	$2,098,689	$1,497,939

Weighted-average common shares outstanding - Class A and B common stock:
Basic	467,350	466,021	464,807
Diluted	525,832	522,596	484,162

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$3.37	$4.50	$3.22
Diluted net income (loss) per share attributable to DISH Network	$3.00	$4.07	$3.15

Comprehensive Income (Loss):
Net income (loss)	$1,655,491	$2,165,407	$1,550,785
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,343)	1,027	—
Unrealized holding gains (losses) on available-for-sale securities	(529)	9,671	3,050
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(8)	(11,129)	(99,312)
Deferred income tax (expense) benefit, net	124	532	35,062
Total other comprehensive income (loss), net of tax	(1,756)	101	(61,200)
Comprehensive income (loss)	1,653,735	2,165,508	1,489,585
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	80,400	66,718	52,846
Comprehensive income (loss) attributable to DISH Network	$1,573,335	$2,098,790	$1,436,739

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

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) – Continued

(In thousands)

			Accumulated
	Class A and B	Additional	Other	Accumulated				Redeemable
	Common	Paid-In	Comprehensive	Earnings	Treasury Stock	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	(See Note 12)	Interests	Total	Interests
Balance, December 31, 2017	$4,664	$3,296,488	$882	$3,635,380	$—	$492	$6,937,906	$383,390
Issuance of Class A common stock:
Exercise of stock awards	3	4,243	—	—	—	—	4,246	—
Employee benefits	6	27,316	—	—	—	—	27,322	—
Employee Stock Purchase Plan	6	15,729	—	—	—	—	15,735	—
Non-cash, stock-based compensation	—	36,261	—	—	—	—	36,261	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(537)	—	—	—	(537)	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	124	—	—	—	124	—
Foreign currency translation	—	—	(1,343)	—	—	—	(1,343)	—
ASU 2014-09 cumulative catch-up adjustment	—	—	—	2,319	—	—	2,319	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	3,722	3,722	76,678
Net income (loss) attributable to DISH Network	—	—	—	1,575,091	—	—	1,575,091	—
Other	—	(944)	—	—	—	(5,713)	(6,657)	—
Balance, December 31, 2018	$4,679	$3,379,093	$(874)	$5,212,790	$—	$(1,499)	$8,594,189	$460,068

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$1,655,491	$2,165,407	$1,550,785
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	712,024	817,564	921,202
Impairment of long-lived assets	—	145,918	—
Realized and unrealized losses (gains) on investments	(11,908)	(99,997)	(119,092)
Non-cash, stock-based compensation	36,261	29,941	13,037
Deferred tax expense (benefit)	454,699	(485,973)	506,808
Change in long-term deferred revenue and other long-term liabilities	(3,303)	29,750	76,203
Other, net	(70,900)	(29,632)	9,573
Changes in current assets and current liabilities, net
Trade accounts receivable	14,724	126,848	109,364
Allowance for doubtful accounts	(1,270)	(2,888)	(4,566)
Prepaid and accrued income taxes	93,618	(46,599)	(144,212)
Inventory	14,788	37,895	(43,157)
Other current assets	(46,772)	(63,154)	13,111
Trade accounts payable	(160,952)	(131,399)	33,976
Deferred revenue and other	(98,179)	(64,909)	(98,019)
Accrued programming and other accrued expenses	(70,480)	350,735	29,234
Net cash flows from operating activities	2,517,841	2,779,507	2,854,247

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,403,890)	(566,373)	(345,210)
Sales and maturities of marketable investment securities	730,210	206,272	868,792
Settlement of derivative financial instruments	—	—	562,234
Purchases of property and equipment	(393,938)	(431,795)	(614,055)
Capitalized interest related to FCC authorizations (Note 2)	(922,759)	(953,498)	(724,329)
Purchases of FCC authorizations, including deposits (Note 14)	—	(4,711,154)	(1,500,000)
Purchases of strategic investments	—	(90,381)	—
Other, net	15,104	25,376	15,498
Net cash flows from investing activities	(1,975,273)	(6,521,553)	(1,737,070)

Cash Flows From Financing Activities:
Proceeds from issuance of senior notes	—	—	2,000,000
Proceeds from issuance of convertible notes (Note 9)	—	1,000,000	3,000,000
Purchases of convertible note hedges (Note 9)	—	—	(635,100)
Proceeds from issuance of warrants (Note 9)	—	—	375,600
Redemption and repurchases of senior notes	(1,108,489)	(1,074,139)	(1,500,000)
Repayment of long-term debt and capital lease obligations	(42,767)	(42,422)	(43,521)
Payments made to parent of transferred businesses	—	(7,098)	(34,446)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	19,981	28,574	18,625
Debt issuance costs	—	(6,158)	(26,622)
Other, net	(3,270)	(1,994)	(606)
Net cash flows from financing activities	(1,134,545)	(103,237)	3,153,930

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(591,977)	(3,845,283)	4,271,107
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 6)	1,479,901	5,325,184	1,054,077
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 6)	$887,924	$1,479,901	$5,325,184

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.  See Note 2 and Note 18 for further information.  The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of December 31, 2018, we had 12.322 million Pay-TV subscribers in the United States, including 9.905 million DISH TV subscribers and 2.417 million Sling TV subscribers.

In addition, we historically offered broadband services under the dishNET™ brand, which includes satellite broadband services that utilize advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) and wireline broadband services.  However, as of the first quarter 2018, we have transitioned our broadband business focus from wholesale to authorized representative arrangements, and we are no longer marketing dishNET broadband services.  Our existing broadband subscribers will decline through customer attrition.  Generally, under these authorized representative arrangements, we will receive certain payments for each broadband service activation generated and installation performed, and we will not incur subscriber acquisition costs for these activations.

Wireless

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements,  as well as certain renewal requirements.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”), which is the first phase of our network deployment (“First Phase”).  We expect to complete the First Phase by March 2020, with subsequent phases to be completed thereafter.    As of December 31, 2018, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, Radio Frequency (“RF”) design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase is now complete, we have secured certain tower sites, and we are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  We installed the first base stations on sites in 2018, and plan to continue deployment until complete.   We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  See Note 14 for further information.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements,  as well as certain renewal requirements.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

See Note 14 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2.     Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary.  Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests.  See below for further information.  Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments and recorded at fair value with changes recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock was recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Redeemable Noncontrolling Interests

Northstar Wireless.  Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, which is an entity owned by Northstar Manager, LLC (“Northstar Manager”) and us.  Under the applicable accounting guidance in ASC 810, Northstar Spectrum is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate Northstar Spectrum into our financial statements.  The Northstar Operative Agreements, as amended, provide for, among other things, that after the fifth and sixth anniversaries of the grant of the AWS-3 Licenses to Northstar Wireless (and in certain circumstances, prior to the fifth anniversary of the grant of the AWS-3 Licenses to Northstar Wireless), Northstar Manager has the ability, but not the obligation, to require Northstar Spectrum to purchase Northstar Manager’s ownership interests in Northstar Spectrum (the “Northstar Put Right”) for a purchase price that generally equals its equity contribution to Northstar Spectrum plus a fixed annual rate of return.  In the event that the Northstar Put Right is exercised by Northstar Manager, the consummation of the sale will be subject to FCC approval.  Northstar Spectrum does not have a call right with respect to Northstar Manager’s ownership interests in Northstar Spectrum.  Although Northstar Manager is the sole manager of Northstar Spectrum, Northstar Manager’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Consolidated Balance Sheets.  Northstar Manager’s ownership interest in Northstar Spectrum was initially accounted for at fair value.  Subsequently, Northstar Manager’s ownership interest in Northstar Spectrum is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” on our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The operating results of Northstar Spectrum attributable to Northstar Manager are recorded as “Redeemable noncontrolling interests” on our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 14 for further information.

SNR Wireless.  SNR Wireless is a wholly-owned subsidiary of SNR HoldCo, which is an entity owned by SNR Wireless Management, LLC (“SNR Management”) and us.  Under the applicable accounting guidance in ASC 810, SNR HoldCo is considered a variable interest entity and, based on the characteristics of the structure of this entity and in accordance with the applicable accounting guidance, we consolidate SNR HoldCo into our financial statements.  The SNR Operative Agreements, as amended, provide for, among other things, that after the fifth and sixth anniversaries of the grant of the AWS-3 Licenses to SNR Wireless (and in certain circumstances, prior to the fifth anniversary of the grant of the AWS-3 Licenses to SNR Wireless), SNR Management has the ability, but not the obligation, to require SNR HoldCo to purchase SNR Management’s ownership interests in SNR HoldCo (the “SNR Put Right”) for a purchase price that generally equals its equity contribution to SNR HoldCo plus a fixed annual rate of return.  In the event that the SNR Put Right is exercised by SNR Management, the consummation of the sale will be subject to FCC approval.  SNR HoldCo does not have a call right with respect to SNR Management’s ownership interests in SNR HoldCo.  Although SNR Management is the sole manager of SNR HoldCo, SNR Management’s ownership interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Consolidated Balance Sheets.  SNR Management’s ownership interest in SNR HoldCo was initially accounted for at fair value.  Subsequently, SNR Management’s ownership interest in SNR HoldCo is increased by the fixed annual rate of return through “Redeemable noncontrolling interests” on our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The operating results of SNR HoldCo attributable to SNR Management are recorded as “Redeemable noncontrolling interests” on our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 14 for further information.

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

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents.  Cash equivalents as of December 31, 2018 and 2017 may consist of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

Marketable Investment Securities

Historically, we classified all marketable investment securities as available-for-sale, except for investments which were accounted for as trading securities and adjusted the carrying amount of our available-for-sale securities to fair value and reported the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Consolidated Balance Sheets.  Our trading securities were carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Subsequent to the adoption of ASU 2016-01 during the first quarter 2018, all equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  All debt securities are classified as available-for-sale.  We adjust the carrying amount of our debt securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Consolidated Balance Sheets.  Declines in the fair value of a marketable debt security which are determined to be “other-than-temporary” are recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.

We evaluate our debt investments portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other-than-temporary.  This quarterly evaluation consists of reviewing, among other things:

•	the fair value of our debt investments compared to the carrying amount,
•	the historical volatility of the price of each security, and
•	any market and company specific factors related to each security.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Declines in the fair value of debt investments below cost basis are generally accounted for as follows:

Length of Time Investment Has Been In a Continuous Loss Position	Treatment of the Decline in Value (absent specific factors to the contrary)
Less than six months	Generally, considered temporary.
Six to nine months	Evaluated on a case by case basis to determine whether any company or market-specific factors exist indicating that such decline is other-than-temporary.
Greater than nine months	Generally, considered other-than-temporary. The decline in value is recorded as a charge to earnings.

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

Property and Equipment

Property and equipment are stated at amortized cost less impairment losses, if any.  Our set-top boxes are generally capitalized when they are installed in customers’ homes.  The costs of satellites under construction, including interest and certain amounts prepaid under our satellite service agreements, are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite.  If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred.  The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any.  Depreciation is recorded on a straight-line basis over useful lives ranging from two to 40 years.  Repair and maintenance costs are charged to expense when incurred.  Renewals and improvements that add value or extend the asset’s useful life are capitalized.  Costs related to the procurement and development of software for internal-use are capitalized and amortized using the straight-line method over the estimated useful life of the software.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DBS Satellites.  We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2018.

AWS-4 Satellites.  We currently evaluate our AWS-4 satellite fleet for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2018.  For the year ended December 31, 2017, we wrote down the net book value of the T1 satellite to its estimated fair value as of December 31, 2017 and recorded a $146 million impairment charge in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We did not believe any triggering event occurred which would indicate impairment as of December 31, 2016.  See Note 8 for further information.

Indefinite-Lived Intangible Assets and Goodwill

We do not amortize indefinite-lived intangible assets and goodwill but test these assets for impairment annually, during the fourth quarter or more often if indicators of impairment arise.  We have the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test.  However, we may elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test.   Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  Our intangible assets with indefinite lives primarily consist of FCC licenses.  Generally, we have determined that our DBS licenses have indefinite useful lives due to the following:

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DBS Licenses.  We combine all of our indefinite-lived DBS licenses that we currently utilize or plan to utilize in the future into a single unit of accounting.  For 2018, 2017 and 2016, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount.  In our assessment, we considered several qualitative factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount.  As such, no further analysis was required.

Wireless Spectrum Licenses.  We currently combine our 600 MHz, 700 MHz, AWS-4 and H Block wireless spectrum licenses and the Northstar Licenses and SNR Licenses into a single unit of accounting.  These wireless spectrum licenses were assessed quantitatively in 2018.  Our quantitative assessment consisted of both an income approach and a market approach.  The income approach estimated the fair value of these licenses using the “Greenfield” approach.  The Greenfield approach values the licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the licenses to be valued.  A discounted cash flow analysis is used to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date.  The market approach uses prior transactions including auctions to estimate the fair value of the licenses.  In conducting this quantitative assessment, we determined that the fair value of these licenses exceeds the carrying amount of these licenses under both approaches.

In 2017, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of these licenses exceeded the carrying amount of these licenses.  In our assessment, we considered several qualitative factors, including, among others, macroeconomic conditions, industry and market conditions, relevant company specific events, and perception of the market.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeded the carrying amount of these licenses.  As such, no further analysis was required.

During 2016, our AWS-4 and H Block wireless spectrum licenses and the Northstar Licenses and SNR Licenses were combined into a single unit of accounting.  For 2016, management performed a qualitative assessment to determine whether it was more likely than not that the fair value of these licenses exceeded the carrying amount of these licenses.  In our assessment, we considered several qualitative factors, including, among others, macroeconomic conditions, industry and market conditions, relevant company specific events, and perception of the market.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeded the carrying amount of these licenses.  As such, no further analysis was required.

During 2016, our 700 MHz wireless spectrum licenses were assessed as a single unit of accounting.  For 2016, management performed a qualitative assessment to determine whether it was more likely than not that the fair value of the 700 MHz wireless spectrum licenses exceeded its carrying amount.  In our assessment, we considered several qualitative factors, including, among others, macroeconomic conditions, industry and market conditions, relevant company specific events, and perception of the market.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of these licenses exceeded its carrying amount.  As such, no further analysis was required.

During 2018, 2017, and 2016, our multichannel video distribution and data service (“MVDDS”) wireless spectrum licenses were assessed as a single unit of accounting.  For 2018, 2017, and 2016, management assessed these licenses quantitatively.  Our quantitative assessment in each year for the MVDDS wireless spectrum licenses consisted of a market approach.  The market approach uses prior transactions including auctions to estimate the fair value of the licenses.  In conducting these quantitative assessments, we determined that the fair value of our MVDDS wireless spectrum licenses exceeded their carrying amount.

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

Sales Taxes

We account for sales taxes imposed on our goods and services on a net basis on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2018 and 2017, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.  See Note 6 for the fair value of our marketable investment securities and derivative financial instruments.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Revenue Recognition

Our revenue is primarily derived from Pay-TV programming services that we provide to our subscribers.  We also generate revenue from equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our Smart Home service operations; broadband services; warranty services; and sales of digital receivers and related equipment to third-party pay-TV providers.  See Note 15 for further information, including revenue disaggregated by major source.

Our residential video subscribers contract for individual services or combinations of services, as discussed above, the majority of which are generally distinct and are accounted for as separate performance obligations.  We consider our installations for first time DISH TV subscribers to be a service.  However, since we provide a significant integration service combining the installation with programming services, we have concluded that the installation is not distinct from programming and thus the installation and programming services are accounted for as a single performance obligation.  We generally satisfy these performance obligations and recognize revenue as the services are provided, for example as the programming is broadcast to subscribers, as this best represents the transfer of control of the services to the subscriber.

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

For our residential video subscribers, we have concluded that the contract term under Accounting Standard Codification Topic 606 (“ASC 606”) is one month and as a result the revenue recognized for these subscribers for a given month is equal to the amount billed in that month, except for certain nonrefundable upfront fees that are accounted for as material rights, as discussed above.

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

Contract Balances

The timing of revenue recognition generally differs from the timing of invoicing to customers.  When revenue is recognized prior to invoicing, we record a receivable.  When revenue is recognized subsequent to invoicing, we record deferred revenue.  Our residential video subscribers are typically billed monthly, and the contract balances for those customers arise from the timing of the monthly billing cycle.  We do not adjust the amount of consideration for financing impacts as we apply a practical expedient when we anticipate that the period between transfer of goods and services and eventual payment for those goods and services will be less than one year.  See Note 16 for further information, including balance and activity detail about our allowance for doubtful accounts and deferred revenue related to contracts with subscribers.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the year ended December 31, 2018, we capitalized $183 million under these programs.  The amortization expense related to these programs was $28 million for the year ended December 31, 2018.  As of December 31, 2018, we had a total of $169 million capitalized on our Consolidated Balance Sheets, of which $14 million related to open contracts as of January 1, 2018.  These amounts are capitalized in “Other currents assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Impact of Adoption of ASU 2014-09

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”) and modified the standard thereafter.  We adopted ASU 2014-09, as modified, and now codified as ASC 606 and Accounting Standard Codification Topic 340-40 (“ASC 340-40”) on January 1, 2018, using the modified retrospective method.  Under that method, we applied the new guidance to all open contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change, which was $2 million, net of deferred taxes of $1 million.

In addition, we are providing additional disclosures comparing the results under previous guidance to those as follows:

Consolidated Statements of Operations	DISH Network (as would have been reported under previous standards)	Impact of adopting ASU 2014-09	DISH Network (as currently reported)
	(In thousands)
For the Year Ended December 31, 2018
Subscriber-related revenue	$13,473,177	$(17,089)	$13,456,088
Subscriber-related expenses	$8,557,738	$(13,161)	$8,544,577
Total subscriber acquisition costs	$927,547	$(158,240)	$769,307
Operating income (loss)	$1,993,309	$154,312	$2,147,621
Income (loss) before income taxes	$2,034,863	$154,312	$2,189,175
Income tax (provision) benefit, net	$(495,558)	$(38,126)	$(533,684)
Net income (loss) attributable to DISH Network	$1,458,905	$116,186	$1,575,091
Diluted net income (loss) per share attributable to DISH Network	$2.77	$0.23	$3.00

Consolidated Balance Sheets	DISH Network (as would have been reported under previous standards)	Impact of adopting ASU 2014-09	DISH Network (as currently reported)
	(In thousands)
As of December 31, 2018
Inventory	$261,196	$29,537	$290,733
Other current assets	$240,471	$49,329	$289,800
Other noncurrent assets, net	$326,496	$119,581	$446,077
Total assets	$30,388,565	$198,447	$30,587,012
Deferred revenue and other	$616,943	$38,369	$655,312
Deferred tax liabilities	$2,435,988	$38,919	$2,474,907
Long-term deferred revenue and other long-term liabilities	$468,279	$2,653	$470,932
Total liabilities	$21,452,814	$79,941	$21,532,755
Total stockholders' equity (deficit)	$8,475,683	$118,506	$8,594,189
Total liabilities and stockholders' equity (deficit)	$30,388,565	$198,447	$30,587,012

The adoption of ASU 2014-09 had no impact to cash flows from operating, investing and financing activities on our Consolidated Statements of Cash Flows.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Subscriber-Related Expenses

The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers.  Long-term flat rate programming contracts are generally charged to expense using the straight-line method over the term of the agreement.  The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament.

“Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally include programming expenses, costs for Pay-TV and broadband services incurred in connection with our Smart Home service and call center operations, billing costs, refurbishment and repair costs related to DBS receiver systems and broadband equipment, subscriber retention, other variable subscriber expenses and monthly wholesale fees paid to broadband providers.  These costs are recognized as the services are performed or as incurred.  The cost of broadband services is expensed monthly and generally incurred on a per subscriber basis.

Cost of Sales – Equipment and Other

Costs include the cost of non-subsidized sales of DBS accessories and the cost of sales of digital receivers and related components to third-party pay-TV providers, both of which include freight and royalties.  Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

Subscriber Acquisition Costs

Subscriber acquisition costs on our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new Pay-TV and broadband subscribers through independent third-party retailers, third-party marketing agreements and our direct sales distribution channel.  Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):

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

Research and Development

Research and development costs are expensed as incurred.  Research and development costs totaled $24 million, $33 million and $41 million for the years ended December 31, 2018, 2017 and 2016, respectively.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2018, 2017 and 2016, we did not hold any derivative financial instruments.  See Note 6 for further information.

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

New Accounting Pronouncements

Leases.  In February 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), and has modified the standard thereafter.  ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring that lessees recognize right of use assets and lease liabilities for the vast majority of leases.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification is based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  The accounting guidance for lessors remains largely unchanged.

This standard became effective for us on January 1, 2019, and we elected to adopt the standard using the modified retrospective approach.  Under the modified retrospective approach, we will recognize in beginning retained earnings as of January 1, 2019 an adjustment for the cumulative effect of the adoption, which we believe will be immaterial.  We will also recognize right of use assets and lease liabilities for periods ending after January 1, 2019 for the majority of our operating leases, which will be the primary impact of the standard on our results.  Our operating leases consist principally of satellites, real estate, vehicles used in our in-home service operations and other equipment.

As permitted under the standard, we do not intend to recognize right of use assets or lease liabilities for leases with a term of 12 months or less.  In transition, we plan to apply practical expedients that permit us not to reassess (i) whether expired or existing contracts contain a lease under the new standard, (ii) the lease classification for expired or existing leases, or (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard.  In addition, we do not intend to use hindsight during transition.  We do not expect the adoption of ASU 2016-02 to have a significant impact to our Consolidated Statements of Operations or Cash Flows.  We will provide additional disclosures for periods ending in 2019 comparing the results under previous guidance to those under the new standard.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value Measurement.  On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by adding, modifying or removing certain disclosures.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis.  We are evaluating the impact the adoption of ASU 2018-13 will have on our Consolidated Financial Statements and related disclosures.

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

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Net income (loss)	$1,655,491	$2,165,407	$1,550,785
Less: Net income (loss) attributable to noncontrolling interests, net of tax	80,400	66,718	52,846
Net income (loss) attributable to DISH Network - Basic	1,575,091	2,098,689	1,497,939
Interest on dilutive Convertible Notes, net of tax (1)	—	30,028	27,515
Net income (loss) attributable to DISH Network - Diluted	$1,575,091	$2,128,717	$1,525,454

Weighted-average common shares outstanding - Class A and B common stock:
Basic	467,350	466,021	464,807
Dilutive impact of Convertible Notes	58,192	55,692	18,361
Dilutive impact of stock awards outstanding	290	883	994
Diluted	525,832	522,596	484,162

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$3.37	$4.50	$3.22
Diluted net income (loss) per share attributable to DISH Network	$3.00	$4.07	$3.15

(1)	For the year ended December 31, 2018, materially all of our interest expense was capitalized. See Note 2 for further information.

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

	As of December 31,
	2018	2017	2016
	(In thousands)
Anti-dilutive stock awards	4,377	1,694	1,870
Performance based options (1)	8,970	5,491	4,312
Restricted Performance Units/Awards	1,726	2,436	1,336
Common stock warrants	46,029	46,029	46,029
Total	61,102	55,650	53,547

(1)

The increase in performance based options as of December 31, 2018 primarily resulted from the issuance of stock option awards as of October 1, 2018 under a long-term, performance-based stock incentive plan adopted on August 17, 2018 (the “2019 LTIP”).

4.     Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash paid for interest (including capitalized interest)	$921,238	$996,183	$775,300
Cash received for interest	15,037	6,925	15,020
Cash paid for income taxes	31,308	40,362	439,570
Capitalized interest (1)	1,012,177	1,015,901	844,330
Initial equity component of the 2 3/8% Convertible Notes due 2024, net of deferred taxes of $92,512 (2)	—	159,869	—
Initial equity component of the 3 3/8% Convertible Notes due 2026, net of deferred taxes of $286,322 (2)	—	—	487,521
Employee benefits paid in Class A common stock	27,322	23,164	25,146
Assets financed under capital lease obligations	142	1,573	7,850
Vendor financing	—	—	20,000

(1)	See Note 2 for further information.
(2)	See Note 9 for further information.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.     Other Comprehensive Income (Loss)

The following table presents the tax effect on each component of “Other comprehensive income (loss).”

	For the Years Ended December 31,
	2018			2017			2016
	Before	Tax	Net	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit (1)	Amount
	(In thousands)
Foreign currency translation adjustments	$(1,343)	$—	$(1,343)	$1,027	$—	$1,027	$—	$—	$—
Unrealized holding gains (losses) on available-for-sale securities	(529)	122	(407)	9,671	(3,525)	6,146	3,050	(1,111)	1,939
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(8)	2	(6)	(11,129)	4,057	(7,072)	(99,312)	36,173	(63,139)
Other comprehensive income (loss)	$(1,880)	$124	$(1,756)	$(431)	$532	$101	$(96,262)	$35,062	$(61,200)

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax:

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Total
	(In thousands)
Balance as of December 31, 2016	$—	$781	$781
Foreign currency translation adjustments	1,027	—	1,027
Other comprehensive income (loss) before reclassification	—	6,146	6,146
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7,072)	(7,072)
Balance as of December 31, 2017	$1,027	$(145)	$882
Foreign currency translation adjustments	(1,343)	—	(1,343)
Other comprehensive income (loss) before reclassification	—	(407)	(407)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6)	(6)
Balance as of December 31, 2018	$(316)	$(558)	$(874)

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.     Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of December 31,
	2018	2017
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$193	$195
Strategic - trading/equity (Note 2)	2,370	93,367
Other	1,178,908	407,603
Total current marketable investment securities	1,181,471	501,165
Restricted marketable investment securities (1)	67,019	72,014
Total marketable investment securities	1,248,490	573,179

Restricted cash and cash equivalents (1)	578	393

Other investment securities:
Other investment securities	118,992	113,460
Total other investment securities	118,992	113,460

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$1,368,060	$687,032

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility.  As of December 30, 2018, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2018 and 2017, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2018 and 2017, we had accumulated net unrealized losses of $1 million and less than $1 million, respectively.  These amounts, net of related tax effect, were accumulated net unrealized losses of $1 million and less than $1 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of December 31,
	2018				2017
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$66,823	$40	$(19)	$21	$84,286	$22	$(141)	$(119)
Commercial paper	367,488	—	—	—	107,962	—	(10)	(10)
Corporate securities	805,259	91	(899)	(808)	282,256	—	(124)	(124)
Other	6,550	56	(2)	54	5,308	58	(1)	57
Total	$1,246,120	$187	$(920)	$(733)	$479,812	$80	$(276)	$(196)

As of December 31, 2018, restricted and non-restricted marketable investment securities included debt securities of $1.040 billion with contractual maturities within one year and $206 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual debt securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of December 31, 2018, the unrealized losses related to our investments in debt securities primarily represented investments in United States treasury and agency securities, corporate securities and other.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of December 31,
	2018		2017
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt securities:
Less than 12 months	$647,241	$(918)	$410,145	$(156)
12 months or more	137	(2)	34,340	(120)
Total	$647,378	$(920)	$444,485	$(276)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2018				2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$859,220	$30,858	$828,362	$—	$1,425,798	$655	$1,425,143	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$66,823	$66,823	$—	$—	$84,286	$84,286	$—	$—
Commercial paper	367,488	—	367,488	—	107,962	—	107,962	—
Corporate securities	805,259	—	805,259	—	282,256	—	282,256	—
Other	6,550	—	6,357	193	5,308	—	5,113	195

Equity securities	2,370	2,370	—	—	93,367	93,367	—	—
Total	$1,248,490	$69,193	$1,179,104	$193	$573,179	$177,653	$395,331	$195

As of December 31, 2018 and 2017, our Level 3 investments consisted predominately of corporate securities and other.  On a quarterly basis we evaluate the reasonableness of significant unobservable inputs used in those measurements.  For our Level 3 investments, we evaluate, among other things, the terms of the underlying instruments, the credit ratings of the issuers, current market conditions, and other relevant factors.  Based on these factors, we assess the risk of realizing expected cash flows and we apply an observable discount rate that reflects this risk.  We may also reduce our valuations to reflect a liquidity discount based on the lack of an active market for these securities.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Changes in Level 3 instruments were as follows:

Level 3
Investment
Securities
(In thousands)
Balance as of December 31, 2016	$6,721
Net realized and unrealized gains (losses) included in earnings	(10,488)
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	9,199
Purchases	—
Sales	(5,099)
Settlements	(138)
Issuances	—
Transfers into or out of Level 3	—
Balance as of December 31, 2017	$195
Net realized and unrealized gains (losses) included in earnings	—
Net realized and unrealized gains (losses) included in other comprehensive income (loss)	4
Purchases	—
Sales	—
Settlements	(6)
Issuances	—
Transfers into or out of Level 3	—
Balance as of December 31, 2018	$193

During the years ended December 31, 2018 and 2017, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other, net:	2018	2017	2016
	(In thousands)
Marketable investment securities - realized and unrealized gains (losses) (1)	$8,165	$90,979	$116,550
Derivative financial instruments - net realized and/or unrealized gains (losses)	—	—	5,405
Marketable investment securities - other-than-temporary impairments	—	—	(2,863)
Non-marketable investment securities - gains (losses) on sales/exchanges	—	10,488	—
Costs related to early redemption of debt	(3,261)	(1,470)	—
Gain (loss) on sale of subsidiary	7,004	—	—
Equity in earnings of affiliates	(2,110)	2,163	2,508
Other	2,003	2,328	(2,285)
Total	$11,801	$104,488	$119,315

(1)	During the year ended December 31, 2018, we recorded unrealized losses of $2 million related to equity securities held as of December 31, 2018.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.     Inventory

Inventory consisted of the following:

	As of December 31,
	2018	2017
	(In thousands)
Finished goods	$215,186	$248,233
Work-in-process and service repairs	56,871	54,455
Raw materials	18,676	18,320
Total inventory	$290,733	$321,008

8.     Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life			As of December 31,
	(In Years)			2018	2017
				(In thousands)
Equipment leased to customers	2	-	5	$2,016,965	$2,323,100
EchoStar XV		15		277,658	277,658
EchoStar XVIII		15		411,255	411,255
D1		N/A		55,000	55,000
T1		14.25		100,000	100,000
Satellites acquired under capital lease agreements	10	-	15	499,819	499,819
Furniture, fixtures, equipment and other	2	-	10	1,923,585	1,779,109
Buildings and improvements	4	-	40	290,650	293,571
Land		—		13,186	14,057
Construction in progress		—		100,560	103,176
Total property and equipment				5,688,678	5,856,745
Accumulated depreciation				(3,760,498)	(3,673,084)
Property and equipment, net				$1,928,180	$2,183,661

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Equipment leased to customers	$444,928	$554,272	$674,445
Satellites	100,343	114,821	96,965
Buildings, furniture, fixtures, equipment and other	166,753	148,471	149,792
Total depreciation and amortization	$712,024	$817,564	$921,202

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

As of December 31, 2018, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
		Degree	(Years)/Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15
EchoStar XVIII	June 2016	61.5	15

Leased from EchoStar (1):
EchoStar IX	August 2003	121	Month to month
EchoStar X (2)	February 2006	110	February 2021
EchoStar XI (2)	July 2008	110	September 2021
EchoStar XIV (2)	March 2010	119	February 2023
EchoStar XVI (3)	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II (4)	December 2008	129	January 2020

(1)	See Note 18 for further information on our Related Party Transactions with EchoStar.
(2)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(3)	We have the option to renew this lease for an additional five-year period.
(4)	During the fourth quarter 2018, we renewed this lease.

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

GAAP requires that a long-lived asset be reviewed for impairment when circumstances indicate that the carrying amount of the asset might not be recoverable.  As of December 31, 2018 and 2017, it was determined that the T1 satellite met this criteria and therefore in the fourth quarter 2018 and 2017, we tested the T1 satellite for impairment.

As of December 31, 2018, we concluded that the T1 satellite’s estimated fair value exceeded its carrying amount and no impairment was necessary.  As of December 31, 2017, we concluded that the carrying amount of the T1 satellite exceeded its estimated fair value based on undiscounted cash flows utilizing the income approach.  To arrive at fair value, management estimated the potential future discounted cash flows from a market participant’s perspective associated with the satellite.  As a result of this assessment, we wrote down the net book value of the T1 satellite from $246 million to $100 million and recorded an impairment charge of $146 million in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2017.  As of December 31, 2018 and 2017, we do not believe that any triggering events have occurred which would indicate impairment for the D1 satellite.  The estimates used in our fair value analysis are considered Level 3 in the fair value hierarchy.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets

As of December 31, 2018 and 2017, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2018		December 31, 2017
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Technology-based	$63,077	$(53,998)	$63,077	$(48,416)
Trademarks	37,010	(28,634)	37,010	(24,517)
Contract-based	13,149	(13,149)	13,149	(13,149)
Customer relationships	26,533	(26,533)	26,533	(26,533)
Total	$139,769	$(122,314)	$139,769	$(112,615)

These identifiable intangibles are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately five to 20 years.  Amortization was $10 million, $8 million and $10 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2018 is as follows (in thousands):

For the Years Ended December 31,
2019	$7,402
2020	3,816
2021	1,288
2022	666
2023	654
Thereafter	3,629
Total	$17,455

Goodwill

The excess of our investments in consolidated subsidiaries over net tangible and identifiable intangible asset value at the time of the investment is recorded as goodwill and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.  As of December 31, 2018 and 2017, our goodwill was $126 million, which primarily relates to our wireless segment.  In conducting our annual impairment test for 2018, we performed a qualitative assessment, which considered several factors, including, among others, macroeconomic conditions, industry and market conditions, and relevant company specific events and perception of the market.  In contemplating all factors in their totality, we determined that the fair value of our wireless segment, which consists of a single reporting unit, was in excess of the carrying amount.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FCC Authorizations

As of December 31, 2018 and 2017, our FCC Authorizations consisted of the following:

	As of December 31,
	2018	2017
	(In thousands)
DBS Licenses	$611,794	$611,794
700 MHz Licenses	711,871	711,871
MVDDS Licenses	24,000	24,000
AWS-4 Licenses	1,949,000	1,949,000
H Block Licenses	1,671,506	1,671,506
AWS-3 Licenses	9,890,389	9,890,389
600 MHz Licenses	6,211,154	6,211,154
Capitalized Interest (1)	3,667,247	2,656,075
Total	$24,736,961	$23,725,789

(1)	See Note 2 for further information.

9.     Long-Term Debt and Capital Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2018 and 2017:

	As of December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
4 1/4% Senior Notes due 2018 (1)	$—	$—	$1,025,861	$1,031,596
7 7/8% Senior Notes due 2019 (2)	1,317,372	1,343,298	1,400,000	1,501,206
5 1/8% Senior Notes due 2020	1,100,000	1,089,957	1,100,000	1,127,588
6 3/4% Senior Notes due 2021	2,000,000	1,974,940	2,000,000	2,120,480
5 7/8% Senior Notes due 2022	2,000,000	1,833,140	2,000,000	2,014,140
5% Senior Notes due 2023	1,500,000	1,247,445	1,500,000	1,432,335
5 7/8% Senior Notes due 2024	2,000,000	1,611,960	2,000,000	1,952,220
2 3/8% Convertible Notes due 2024	1,000,000	801,200	1,000,000	962,860
7 3/4% Senior Notes due 2026	2,000,000	1,653,720	2,000,000	2,118,400
3 3/8% Convertible Notes due 2026	3,000,000	2,436,690	3,000,000	3,262,290
Other notes payable	39,715	39,715	44,928	44,928
Subtotal	15,957,087	$14,032,065	17,070,789	$17,568,043
Unamortized debt discount on the Convertible Notes	(833,906)		(925,360)
Unamortized deferred financing costs and other debt discounts, net	(37,388)		(46,782)
Capital lease obligations (3)	66,984		104,318
Total long-term debt and capital lease obligations (including current portion)	$15,152,777		$16,202,965

(1)	On April 2, 2018, we redeemed the principal balance of our 4 1/4% Senior Notes due 2018.
(2)

During 2018, we repurchased $82 million of our 7 7/8% Senior Notes due 2019 in open market trades.  The remaining balance of $1.318 billion matures on September 1, 2019 and is included in “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2018.

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

7  7/8%  Senior Notes due 2019

On August 17, 2009 and October 5, 2009, we issued $1.0 billion and $400 million, respectively, aggregate principal amount of our ten-year 7 7/8% Senior Notes due September 1, 2019.  During 2018, we repurchased $82 million of our ten-year 7 7/8% Senior Notes due September 1, 2019 in open market trades.  The remaining balance of $1.318 billion matures on September 1, 2019.  Interest accrues at an annual rate of 7 7/8% and is payable semi-annually in cash, in arrears on March 1 and September 1 of each year.

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

3  3/8% Convertible Notes due 2026

On August 8, 2016, we issued $3.0 billion aggregate principal amount of the Convertible Notes due August 15, 2026 in a private unregistered offering.  Interest accrues at an annual rate of 3 3/8% and is payable semi-annually in cash, in arrears on February 15 and August 15 of each year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Other Long-Term Debt and Capital Lease Obligations

Other long-term debt and capital lease obligations consisted of the following:

	As of December 31,
	2018	2017
	(In thousands)
Satellites and other capital lease obligations	$66,984	$104,318
Notes payable related to satellite vendor financing and other debt payable in installments through 2031 with interest rates ranging from approximately 1.9% to 8.8%	39,715	44,928
Total	106,699	149,246
Less: current portion	(24,621)	(42,663)
Other long-term debt and capital lease obligations, net of current portion	$82,078	$106,583

Capital Lease Obligations

Anik F3.  Anik F3, an FSS satellite, was launched and commenced commercial operation in April 2007.  This satellite is accounted for as a capital lease and depreciated over the term of the satellite service agreement.  We have leased 100% of the Ku-band capacity on Anik F3 for a period of 15 years.

Ciel II.  Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation in February 2009.  This satellite is accounted for as a capital lease and depreciated over the term of the satellite service agreement.  We lease 100% of the capacity on Ciel II.  The initial 10 year term expired in January 2019 and during the fourth quarter 2018, we renewed this lease through January 2020.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2018 and 2017, we had $500 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $449 million and $407 million, respectively.  In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $42 million in depreciation expense on satellites acquired under capital lease agreements during each of the years ended December 31, 2018, 2017 and 2016.

Future minimum lease payments under the capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2018 are as follows (in thousands):

For the Years Ended December 31,
2019	$50,751
2020	48,032
2021	48,032
2022	16,032
2023	—
Thereafter	—
Total minimum lease payments	162,847
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(87,248)
Net minimum lease payments	75,599
Less: Amount representing interest	(8,615)
Present value of net minimum lease payments	66,984
Less: Current portion	(19,923)
Long-term portion of capital lease obligations	$47,061

The summary of future maturities of our outstanding long-term debt as of December 31, 2018 is included in the commitments table in Note 14.

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

As of December 31, 2018, we had no net operating loss carryforwards (“NOLs”) for federal income tax purposes and $32 million of NOL carryforwards for state income tax purposes, which are partially offset by a valuation allowance.  In addition, there are $71 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance.  Portions of the NOL and credit carryforwards will expire in 2019.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) was enacted making significant changes to the Internal Revenue Code.  Such changes include, but are not limited to, a reduction in the corporate tax rate and certain limitations on corporate deductions (e.g., a limitation on the interest expense deduction available to companies).

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Tax Reform Act, among other things, lowered the federal statutory corporate tax rate effective January 1, 2018 from 35% to 21%.  Consequently, we remeasured our deferred tax assets and liabilities as of December 31, 2017 which positively impacted our “Income tax (provision) benefit, net” by approximately $1.2 billion.

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current (benefit) provision:
Federal	$44,451	$(71,141)	$317,010
State	29,918	38,058	31,160
Foreign	4,616	3,736	10,840
Total current (benefit) provision	78,985	(29,347)	359,010

Deferred (benefit) provision:
Federal	383,096	(547,575)	469,927
State	64,000	69,076	35,418
Foreign	—	—	—
Increase (decrease) in valuation allowance	7,603	(7,474)	1,463
Total deferred (benefit) provision	454,699	(485,973)	506,808
Total (benefit) provision	$533,684	$(515,320)	$865,818

Our $2.189 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included income of $14 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2018	2017	2016
	% of pre-tax income/(loss)
Statutory rate	21.0	35.0	35.0
State income taxes, net of federal benefit	4.6	3.0	2.5
Tax Reform Act (1)	—	(72.6)	—
Nondeductible/Nontaxable items (2)	—	5.9	—
Other, net	(1.2)	(2.5)	(1.7)
Total (benefit) provision for income taxes	24.4	(31.2)	35.8

(1)

On December 22, 2017, the Tax Reform Act was enacted, which, among other things, lowered the federal statutory corporate tax rate effective for us in future periods from 35% to 21%.  Consequently, we remeasured our deferred tax assets and liabilities as of December 31, 2017 which positively impacted our “Income tax (provision) benefit, net” by approximately $1.2 billion.

(2)

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities.  Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
NOL, interest, credit and other carryforwards	$114,227	$55,505
Accrued and prepaid expenses	—	41,439
Stock-based compensation	21,323	14,904
Unrealized (gains) losses on available for sale and other investments	4,918	5,001
Deferred revenue	18,361	15,236
Total deferred tax assets	158,829	132,085
Valuation allowance	(26,244)	(18,642)
Deferred tax asset after valuation allowance	132,585	113,443

Deferred tax liabilities:
Depreciation	(443,128)	(496,873)
Accrued and prepaid expenses	(8,662)	—
FCC authorizations and other intangible amortization	(1,635,385)	(1,220,421)
Bases difference in partnerships and cost method investments (1)	(447,585)	(328,735)
Discount on convertible notes and convertible note hedge transaction, net	(72,732)	(81,346)
Other liabilities	—	(5,606)
Total deferred tax liabilities	(2,607,492)	(2,132,981)
Net deferred tax asset (liability)	$(2,474,907)	$(2,019,538)

(1)

Included in this line item are deferred taxes related to, among other things, our non-controlling investments in Northstar Spectrum and SNR HoldCo, including deferred taxes created by the tax amortization of the Northstar Licenses and SNR Licenses.

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations.  We are subject to United States federal, state and local income tax examinations by tax authorities for the years beginning in 2008 due to the carryover of previously incurred NOLs.  We are currently under a federal income tax examination for fiscal years 2008 through 2015.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2018	2017	2016
	(In thousands)
Balance as of beginning of period	$393,916	$358,023	$336,586
Additions based on tax positions related to the current year	10,350	12,798	40,492
Additions based on tax positions related to prior years	1,670	30,596	21,797
Reductions based on tax positions related to prior years	(6,291)	(2,754)	(34,106)
Reductions based on tax positions related to settlements with taxing authorities	(8,328)	(1,634)	(3,628)
Reductions based on tax positions related to the lapse of the statute of limitations	(5,923)	(3,113)	(3,118)
Balance as of end of period	$385,394	$393,916	$358,023

We have $377 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  We do not expect any material portion of this amount to be paid or settled within the next twelve months.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2018, 2017 and 2016, we recorded $13 million, $13 million and $11 million in net interest and penalty expense to earnings, respectively.  Accrued interest and penalties were $53 million and $40 million at December 31, 2018 and 2017, respectively.  The above table excludes these amounts.

11.    Stockholders’ Equity (Deficit)

Capital Stock and Additional Paid-In Capital

Our certificate of incorporation authorizes the following capital stock: (i) 1,600,000,000 shares of Class A common stock, par value $0.01 per share; (ii) 800,000,000 shares of Class B common stock, par value $0.01 per share; (iii) 800,000,000 shares of Class C common stock, par value $0.01 per share; and (iv) 20,000,000 shares of preferred stock, par value $0.01 per share.  As of December 31, 2018 and 2017, there were no outstanding shares of Class C common stock or preferred stock.

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

Common Stock Repurchase Program

Our Board of Directors previously authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock.  On October 29, 2018, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2019.    As of December 31, 2018, we may repurchase up to $1.0 billion under this program.  During the years ended December 31, 2018, 2017 and 2016, there were no repurchases of our Class A common stock.

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

12.    Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH Network employee stock purchase plan (the “ESPP”), in which we are authorized to issue up to 3.8 million shares of Class A common stock.  At December 31, 2018, we had 0.8 million shares of Class A common stock which remain available for issuance under the ESPP.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP.  During the years ended December 31, 2018, 2017 and 2016, employee purchases of Class A common stock through the ESPP totaled approximately 0.6 million, 0.3 million and 0.2 million shares, respectively.

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

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2018	2017	2016
	(In thousands)
Matching contributions, net of forfeitures	$10,300	$7,070	$6,546
Discretionary stock contributions, net of forfeitures	$27,048	$27,969	$23,158

13.    Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2018, we had outstanding under these plans stock options to acquire 14.2 million shares of our Class A common stock and 1.8 million restricted stock units and awards.  Stock options granted on or prior to December 31, 2018 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-specific subscriber, operational and/or financial goals.  As of December 31, 2018, we had 60.1 million shares of our Class A common stock available for future grant under our stock incentive plans.

Exercise prices for stock options outstanding and exercisable as of December 31, 2018 were as follows:

			Options Outstanding			Options Exercisable
			Number Outstanding as of December 31, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$—	-	$10.00	18,800	0.25	$6.34	18,800	0.25	$6.34
$10.01	-	$20.00	621,537	1.49	$15.37	21,537	1.33	$15.07
$20.01	-	$30.00	1,284,883	2.73	$27.61	744,883	2.72	$27.40
$30.01	-	$40.00	6,683,886	8.73	$35.78	223,131	3.71	$34.83
$40.01	-	$50.00	1,765,405	8.52	$47.49	143,700	6.54	$46.54
$50.01	-	$60.00	2,456,378	7.34	$57.54	343,752	6.01	$57.05
$60.01	-	$70.00	1,351,150	7.38	$64.17	265,350	6.23	$65.47
$70.01	-	$80.00	20,000	1.00	$72.89	20,000	1.00	$72.89
$—	-	$80.00	14,202,039	7.45	$42.08	1,781,153	4.25	$41.41

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2018		2017		2016
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	8,847,734	$43.90	7,923,009	$36.21	6,845,685	$31.13
Granted	7,494,012	$38.41	3,468,626	$59.66	1,901,000	$54.41
Exercised	(267,905)	$16.43	(514,401)	$28.70	(431,092)	$23.36
Forfeited and cancelled	(1,871,802)	$39.67	(2,029,500)	$44.64	(392,584)	$50.03
Total options outstanding, end of period	14,202,039	$42.08	8,847,734	$43.90	7,923,009	$36.21
Performance based options outstanding, end of period (1)	8,969,886	$40.34	5,490,626	$42.81	4,312,000	$31.39
Exercisable at end of period	1,781,153	$41.41	1,772,608	$35.13	1,892,809	$29.97

(1)

These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2008 LTIP, 2013 LTIP, 2017 LTIP, 2019 LTIP and Other Employee Performance Awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Tax benefit from stock awards exercised	$1,664	$9,347	$5,006

Based on the closing market price of our Class A common stock on December 31, 2018, the aggregate intrinsic value of our stock options was as follows:

	As of December 31, 2018
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$6,511	$757

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our restricted stock unit and award activity was as follows:

	For the Years Ended December 31,
	2018		2017		2016
	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units/awards outstanding, beginning of period	2,484,720	$51.16	1,336,000	$32.11	1,382,250	$32.01
Granted	—	$—	1,871,375	$63.87	67,060	$56.35
Vested	(11,935)	$63.49	(14,845)	$62.58	(60)	$49.15
Forfeited and cancelled	(712,560)	$48.51	(707,810)	$48.59	(113,250)	$45.12
Total restricted stock units/awards outstanding, end of period	1,760,225	$52.15	2,484,720	$51.16	1,336,000	$32.11
Restricted Performance Units/Awards outstanding, end of period (1)	1,726,250	$51.92	2,435,500	$50.91	1,336,000	$32.11

(1)

These stock units/awards are included in the caption “Total restricted stock units/awards outstanding, end of period.”  See discussion of the 2008 LTIP, 2013 LTIP, 2017 LTIP, 2019 LTIP and Other Employee Performance Awards below.

Long-Term Performance-Based Plans

2008 LTIP.  During 2008, we adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”).  The 2008 LTIP provided stock options and restricted stock units, either alone or in combination, which vested based on company-specific subscriber and financial performance conditions.  As of June 30, 2013, 100% of the eligible 2008 LTIP awards had vested.

2013 LTIP.  During 2013, we adopted a long-term, performance-based stock incentive plan (the “2013 LTIP”).  The 2013 LTIP provides stock options and restricted stock units in combination, which vest based on company-specific subscriber and financial performance conditions.  Exercise of the stock awards is contingent on achieving these performance conditions by September 30, 2022.

Although no awards vest until the Company attains the performance goals described above, compensation related to the 2013 LTIP will be recorded based on management’s assessment of the probability of meeting the remaining performance conditions.  If the remaining performance conditions are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition.

During the years ended December 31, 2015, 2014, 2013, we determined that 30%, 10% and 20%, respectively, of the 2013 LTIP performance conditions were probable of achievement.  During the years ended December 31, 2018, 2017 and 2016, no additional 2013 LTIP performance conditions were deemed probable of achievement.  During 2018, management determined the 2013 LTIP performance conditions were neither probable nor improbable of achievement.  As a result, we are no longer recording non-cash, stock-based compensation expense for the 2013 LTIP.  We recorded non-cash, stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”  As of December 31, 2018, approximately 20% of the 2013 LTIP awards had vested.

2017 LTIP.    On December 2, 2016, we adopted a long-term, performance-based stock incentive plan (the “2017 LTIP”).  The 2017 LTIP provides stock options, which vest based on company-specific subscriber and financial performance conditions.    Awards were initially granted under the 2017 LTIP as of January 1, 2017.  Exercise of the stock awards is contingent on achieving these performance conditions by December 31, 2020.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Although no awards vest until the Company attains the performance conditions described above, compensation related to the 2017 LTIP will be recorded based on management’s assessment of the probability of meeting the performance conditions.  If the performance conditions are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition.

During both the years ended December 31, 2018 and 2017, we determined that 75% of the 2017 LTIP performance conditions were probable of achievement.  During 2018, management determined the 2017 LTIP performance conditions were neither probable nor improbable of achievement.  As a result, we are no longer recording non-cash, stock-based compensation expense for the 2017 LTIP.  We recorded non-cash, stock-based compensation expense for the years ended December 31, 2018 and 2017, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

2019 LTIP.  On August 17, 2018, we adopted a long-term, performance-based stock incentive plan (the “2019 LTIP”).  The 2019 LTIP provides stock options, which vest based on certain company-specific subscriber, operational and/or financial performance conditions.  Vesting of the stock awards is contingent on achieving these conditions by December 31, 2023.

Although no awards vest until the Company attains the performance conditions described above, compensation related to the 2019 LTIP will be recorded based on management’s assessment of the probability of meeting the performance conditions.  If the performance conditions are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition.

During the year ended December 31, 2018, we determined that 82% of the 2019 LTIP performance conditions were probable of achievement.  As a result, non-cash, stock-based compensation expense was recorded for the year ended December 31, 2018, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Other Employee Performance Awards.    In addition to the above long-term, performance stock incentive plans, we have other stock awards that vest based on certain other company-specific subscriber, operational and/or financial performance conditions.  Exercise of these stock awards is contingent on achieving certain performance conditions.

Additional compensation related to these awards will be recorded based on management’s assessment of the probability of meeting the remaining performance conditions.  If the remaining performance conditions are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition.  See the table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

Although no awards vest until the performance conditions are attained, we determined that certain performance conditions described above were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of our business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain other company-specific subscriber, operational and/or financial performance conditions were not probable as of December 31, 2018, that assessment could change in the future.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The non-cash, stock-based compensation expense associated with these awards was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2018	2017	2016
	(In thousands)
2019 LTIP	$3,534	$—	$—
2017 LTIP	3,334	10,640	—
2013 LTIP (1)	(2,471)	(321)	2,565
Other employee performance awards	17,945	7,549	1,424
Total non-cash, stock-based compensation expense recognized for performance based awards	$22,342	$17,868	$3,989

(1)	“Non-Cash, Stock-Based Compensation Expense Recognized” includes forfeitures.

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2019 LTIP	2017 LTIP	2013 LTIP	Other Employee Performance Awards
	(In thousands)
Expense estimated to be recognized during 2019	$14,122	$—	$—	$17,946
Estimated contingent expense subsequent to 2019	26,410	20,910	34,342	64,313
Total estimated remaining expense over the term of the plan	$40,532	$20,910	$34,342	$82,259

Of the 14.2 million stock options and 1.8 million restricted stock units and awards outstanding under our stock incentive plans as of December 31, 2018, the following awards were outstanding pursuant to our performance-based stock incentive plans:

	As of December 31, 2018
Performance Based Stock Options	Number of Awards	Weighted- Average Grant Price
2019 LTIP	4,296,000	$35.42
2017 LTIP	2,512,386	$56.99
2013 LTIP	1,021,500	$41.35
Other employee performance awards	1,140,000	$21.31
Total	8,969,886	$40.34

Restricted Performance Units/Awards
2013 LTIP	510,750
Other employee performance awards	1,215,500
Total	1,726,250

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2018, 2017 and 2016 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Subscriber-related	$1,150	$1,562	$694
Satellite and transmission	262	1,761	—
General and administrative	34,849	26,618	12,343
Total non-cash, stock-based compensation	$36,261	$29,941	$13,037

As of December 31, 2018, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $36 million and will be recognized over a weighted-average period of approximately 3.7 years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

Valuation

The fair value of each stock option granted for the years ended December 31, 2018, 2017 and 2016 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2018			2017			2016
Risk-free interest rate	2.09%	-	2.98%	1.34%	-	2.29%	1.06%	-	2.27%
Volatility factor	23.33%	-	30.22%	22.25%	-	26.15%	26.12%	-	33.37%
Expected term of options in years	2.8	-	5.5	3.8	-	5.5	5.4	-	10.0
Fair value of options granted	$7.10	-	$12.53	$11.95	-	$16.69	$12.45	-	$26.86

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.    Commitments and Contingencies

Commitments

As of December 31, 2018, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Long-term debt obligations	$15,957,087	$1,322,070	$1,104,503	$2,004,626	$2,004,756	$1,504,569	$8,016,563
Capital lease obligations	66,984	19,922	19,166	20,645	7,251	—	—
Interest expense on long-term debt and capital lease obligations	4,247,370	889,686	759,850	662,942	594,458	438,488	901,946
Satellite-related obligations	887,386	311,374	236,913	206,111	124,668	8,320	—
Operating lease obligations	162,335	38,561	25,482	20,915	16,208	10,371	50,798
Purchase obligations	1,392,861	1,296,580	48,966	29,284	18,031	—	—
Total	$22,714,023	$3,878,193	$2,194,880	$2,944,523	$2,765,372	$1,961,748	$8,969,307

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent that we procure launch and/or in-orbit insurance on our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $385 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 10 and are included on our Consolidated Balance Sheets as of December 31, 2018.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

The table above does not include all potential expenses we expect to incur for our wireless projects including, among other things, our First Phase plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020.  We expect the second phase of our network deployment ~~(“Second Phase”)~~ to follow o~~nce the 3GPP Release 16 is standardized and as our plans for our other spectrum holdings develop, we plan to upgrade and expand our network to full 5G to support new use cases.~~  We currently expect expenditures for the Second Phase to be approximately $10 billion.  For further discussion see below.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MVDDS Licenses.  We have multichannel video distribution and data service (“MVDDS”) licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  In January 2015, the FCC granted our application to extend the build-out requirements related to our MVDDS licenses.  We now have until the third quarter 2019 to provide “substantial service” on our MVDDS licenses.  Our MVDDS licenses may be terminated if we do not provide substantial service in accordance with the new build-out requirements.  These wireless spectrum licenses expire in August 2024 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

Commercialization of Our Wireless Spectrum Licenses and Related Assets.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  We expect to complete the First Phase by March 2020, with subsequent phases to be completed thereafter.  As of December 31, 2018, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase is now complete, we have secured certain tower sites, and we are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  We installed the first base stations on sites in 2018, and plan to continue deployment until complete.   We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020.  We expect the Second Phase to follow o~~nce the 3GPP Release 16 is standardized and as our plans for our other spectrum holdings develop, we plan to upgrade and expand our network to full 5G to support new use cases.~~  We currently expect expenditures for the Second Phase to be approximately $10 billion.

We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  For example, on September 18, 2018, we filed an application with the FCC to participate as a bidder in the FCC’s auction of Upper Microwave Flexible Use Service licenses in the 27.5–28.35 GHz bands (“Auction 101”) and 24.25–24.45 and 24.75–25.25 GHz bands (“Auction 102” and collectively with Auction 101, “Auctions 101 & 102”).  On October 10, 2018, the FCC announced that a subsidiary of DISH Network and 25 other applicants were qualified to participate in Auction 101 and that a subsidiary of DISH Network and 33 other applicants were qualified to participate in Auction 102.  Auction 101 commence on November 14, 2018 and concluded January 24, 2019.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Auction 102 is scheduled to commence March 14, 2019.  The FCC determined that bidding in these auctions will be “anonymous,” which means that prior to and during the course of the auctions, the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auctions.

On July 9, 2018, the FCC sent us a letter inquiring about our progress toward meeting certain build-out milestones by March 2020, which is publicly available on the FCC’s website.  On September 21, 2018, we filed a response letter with the FCC regarding our progress toward meeting certain build-out milestones.  We will continue to update the FCC about our progress on the First Phase.  There is no assurance that the FCC will find our build-out, including the First Phase, sufficient to meet the build-out requirements to which our wireless spectrum licenses are subject.

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

Northstar Investment.  Through American II, we own a non-controlling interest in Northstar Spectrum, which is comprised of 85% of the Class B Common Interests and 100% of the Class A Preferred Interests of Northstar Spectrum.  Northstar Manager is the sole manager of Northstar Spectrum and owns a controlling interest in Northstar Spectrum, which is comprised of 15% of the Class B Common Interests of Northstar Spectrum. As of March 31, 2018, the total equity contributions from American II and Northstar Manager to Northstar Spectrum were approximately $7.621 billion and $133 million, respectively. As of March 31, 2018, the total loans from American II to Northstar Wireless under the Northstar Credit Agreement (as defined below) for payments to the FCC related to the Northstar Licenses (as defined below) were approximately $500 million.    See below for further information.

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

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and Northstar Wireless owed the FCC an additional interim payment of approximately $334 million (the “Northstar Interim Payment”), which is equal to 15% of $2.226 billion.  The Northstar Interim Payment was recorded as an expense during the fourth quarter 2015.  Northstar Wireless immediately satisfied the Northstar Interim Payment through the application of funds already on deposit with the FCC and an additional loan from American II of approximately $69 million. As a result, the FCC will not deem Northstar Wireless to be a “current defaulter” under applicable FCC rules.

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

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and SNR Wireless owed the FCC an additional interim payment of approximately $182 million (the “SNR Interim Payment”), which is equal to 15% of $1.211 billion.  The SNR Interim Payment was recorded as an expense during the fourth quarter 2015.  SNR Wireless immediately satisfied the SNR Interim Payment through a portion of an additional loan from American III in an aggregate amount of approximately $344 million.  As a result, the FCC will not deem SNR Wireless to be a “current defaulter” under applicable FCC rules.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly.  There can be no assurance that we will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.    As of December 31, 2018, the remaining obligation of our guarantee was $53 million.  As of December 31, 2018, we have not recorded a liability on the balance sheet for this guarantee.

Purchase Obligations

Our 2019 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, and other products and services related to the operation of our Pay-TV services.  In addition, our 2019 purchase obligations also include equipment related to the network deployment for our wireless business.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

Rent Expense

Total rent expense for operating leases was $383 million, $407 million and $409 million in 2018, 2017 and 2016, respectively.

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

Blue Spike, LLC

On July 6, 2018, Blue Spike, LLC filed a complaint against us and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of Reissued United States Patent RE44,222E1 (the “222 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; Reissued United States Patent RE44,307 (the “307 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; and United States Patent Nos. 7,287,275B2 (the “275 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 8,473,746 (the “746 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 8,224,705 (the “705 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 7,475,246 (the “246 patent”), entitled “Secure personal content server”; 8,739,295B2 (the “295 patent”), entitled “Secure personal content server”; 9,021,602 (the “602 patent”), entitled “Data Protection and Device”; 9,104,842 (the “842 patent”), entitled “Data Protection and Device”; 9,934,408 (the “408 patent”), entitled “Secure personal content server”; 7,159,116B2 (the “116 patent”), entitled “Systems, methods and devices for trusted transactions”; and 8,538,011B2 (the “011 patent”), entitled “Systems, methods and devices for trusted transactions.”  On September 5, 2018, pursuant to a joint motion of the parties, the Court ordered the case transferred to the United States District Court for the District of Delaware.  In a First Amended Complaint filed on October 12, 2018, Blue Spike dropped its claims for infringement of the 222 patent, the 307 patent, the 275 patent, the 705 patent, and the 746 patent.  On November 11, 2018, Blue Spike, LLC dismissed its complaint.

On January 28, 2019, Blue Spike, LLC, along with Blue Spike International, Ltd. and Wistaria Trading Ltd., filed a new action against us and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the District of Delaware.  The complaint alleges infringement of the 246 patent, the 295 patent, the 408 patent, the 116 patent, the 011 patent, the 602 patent and the 842 patent, all of which were asserted in the prior action.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.  Each of the plaintiffs is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

These instituted proceedings cover all asserted claims of each of the asserted patents.  The litigation in the District Court has been stayed since August 8, 2017 pending resolution of the proceedings at the United States Patent and Trademark Office.

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation.  On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions.  On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims.  On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims.  Customedia has filed notices of appeal from all of the final written decisions adverse to it, and DISH Network L.L.C. has cross-appealed to the extent that its petitions were not successful.  On January 30, 2019, DISH Network L.L.C. dismissed its cross-appeals related to the 090 patent.

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

On December 1, 2017, Dragon IP filed a petition for panel rehearing with the United States Court of Appeals for the Federal Circuit, which the Court of Appeals denied on January 31, 2018.  On March 16, 2018, Dragon IP filed a petition asking the United States Supreme Court to hear a further appeal on the constitutionality of the procedure by which the United States Patent and Trademark Office invalidated the asserted claims of the 444 patent.  That petition was dismissed on June 18, 2018.  Dragon IP’s case against DISH Network L.L.C. is now concluded.

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

On February 3, 2016, Grecia filed a new complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of California, alleging infringement of United States Patent No. 8,887,308 (the “308 patent”), which is entitled “Digital Cloud Access –  PDMAS Part III,” on which Grecia is also the named inventor.  Grecia alleges that we violate the 308 patent in connection with our DISH Anywhere feature.  On July 29, 2016, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 308 patent.  On January 19, 2017, the United States Patent and Trademark Office declined to institute a proceeding on our petition.  The litigation in the District Court, which had been stayed since June 13, 2016 pending resolution of DISH Network L.L.C.’s petition to the United States Patent and Trademark Office, was further stayed on February 23, 2017 pending a claim construction order from the United States District Court for the Southern District of New York in a separate action in which Grecia is asserting the same patent.  On September 4, 2018, the Court entered a scheduling order, effectively lifting the stay.  On November 12, 2018, the parties filed a stipulation to dismiss the matter with prejudice.  This matter is now concluded.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On October 10, 2017, Realtime Adaptive Streaming LLC (“Realtime Adaptive Streaming”) filed suit against our wholly-owned subsidiaries DISH Network L.L.C. and EchoStar Technologies L.L.C., as well as Arris Group, Inc., in a new action in the United States District Court for the Eastern District of Texas (the “Third Texas Action”), alleging infringement of the 610 patent and the 535 patent.  Also on October 10, 2017, an amended complaint was filed in the Colorado Action, substituting Realtime Adaptive Streaming as the plaintiff instead of Realtime, and alleging infringement of only the 610 patent and the 535 patent, but not the 897 patent.  On November 6, 2017, Realtime Adaptive Streaming filed a joint motion to dismiss the Third Texas Action without prejudice, which the court entered on November 8, 2017.  Also on November 6, 2017, Realtime Adaptive Streaming filed a second amended complaint in the Colorado Action, adding our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C., as well as Arris Group, Inc., as defendants.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents.    On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging all asserted claims of each of the asserted patents.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

During the second quarter 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during periods prior to 2017.  Our total accrual at December 31, 2018 and 2017 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  On April 5, 2018, the Court entered a $61 million judgment in favor of the class.  On May 4, 2018, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit.     During the second quarter 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at December 31, 2018 and 2017 was $61 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets.

We intend to vigorously defend these cases.  We cannot predict with any degree of certainty the outcome of these suits.

Telemarketing Shareholder Derivative Litigation

On October 19, 2017, Plumbers Local Union No. 519 Pension Trust Fund (“Plumbers Local 519”), a purported shareholder of the Company, filed a putative shareholder derivative action in the District Court for Clark County, Nevada alleging, among other things, breach of fiduciary duty claims against the following current and former members of the Company’s Board of Directors:  Charles W. Ergen; James DeFranco; Cantey M. Ergen; Steven R. Goodbarn; David K. Moskowitz; Tom A. Ortolf; Carl E. Vogel; George R. Brokaw; and Gary S. Howard (collectively, the “Director Defendants”).  In its complaint, Plumbers Local 519 contends that, by virtue of their alleged failure to appropriately ensure the Company’s compliance with telemarketing laws, the Director Defendants exposed the Company to liability for telemarketing violations, including those in the Krakauer Action.  It also contends that the Director Defendants caused the Company to pay improper compensation and benefits to themselves and others who allegedly breached their fiduciary duties to the Company.  Plumbers Local 519 alleges causes of action for breach of fiduciary duties of loyalty and good faith, gross mismanagement, abuse of control, corporate waste and unjust enrichment.  Plumbers Local 519 is seeking an unspecified amount of damages.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On November 13, 2017, City of Sterling Heights Police and Fire Retirement System (“Sterling Heights”), a purported shareholder of the Company, filed a putative shareholder derivative action in the District Court for Clark County, Nevada.  Sterling Heights makes substantially the same allegations as Plumbers Union 519, and alleges causes of action against the Director Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment.  Sterling Heights is seeking an unspecified amount of damages.    Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint.  Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action.  On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation.  The Special Litigation Committee’s report was filed on November 27, 2018, and recommended that the Company not pursue the claims asserted by the derivative plaintiffs.  On December 20, 2018, the Special Litigation Committee filed a motion for summary judgment seeking deferral to its determination that the claims should be dismissed.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Uniloc

On January 31, 2019, Uniloc 2017 LLC (“Uniloc”) filed a complaint against our wholly owned subsidiary Sling TV L.L.C. in the United States District Court for the District of Colorado.  The Complaint alleges infringement of United States Patent No. 6,519,005 (the 005 patent), which is entitled “Method of Concurrent Multiple-Mode Motion Estimation for Digital Video”; United States Patent No. 6,895,118 (the 118 patent), which is entitled “Method of Coding Digital Image Based on Error Concealment”; United States Patent No. 9,721,273 (the 273 patent), which is entitled “System and Method for Aggregating and Providing Audio and Visual Presentations Via a Computer Network”); and United States Patent No. 8,407,609 (the 609 patent), which is entitled “System and Method for Providing and Tracking the Provision of Audio and Visual Presentations Via a Computer Network.”  Uniloc is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action.  The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless.  The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules.  Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA.  Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.  On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C.  The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings.  See “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” above for further information.  Thereafter, the Court maintained the stay until it was lifted on October 26, 2018.    On February 11, 2019, the Court granted Vermont National’s unopposed motion for leave to file an amended complaint.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The total assets, revenue and operating income by segment were as follows:

	As of December 31,
	2018	2017
	(In thousands)
Total assets:
Pay-TV	$28,981,608	$28,353,581
Wireless	24,433,458	23,377,088
Eliminations	(22,828,054)	(21,956,903)
Total assets	$30,587,012	$29,773,766

			All
			Other &	Consolidated
	Pay-TV	Wireless (1)	Eliminations	Total
	(In thousands)
Year Ended December 31, 2018
Total revenue	$13,621,198	$580	$(476)	$13,621,302
Depreciation and amortization	698,336	13,688	—	712,024
Operating income (loss)	2,187,675	(40,054)	—	2,147,621
Interest income	1,495,371	—	(1,450,612)	44,759
Interest expense, net of amounts capitalized	(1,013,062)	(452,556)	1,450,612	(15,006)
Other, net	8,957	2,844	—	11,801
Income tax (provision) benefit, net	(650,858)	117,174	—	(533,684)
Net income (loss)	2,028,083	(372,592)	—	1,655,491

Year Ended December 31, 2017
Total revenue	$14,391,375	$—	$—	$14,391,375
Depreciation and amortization	788,237	29,327	—	817,564
Operating income (loss)	1,759,130	(191,365)	—	1,567,765
Interest income	1,306,298	—	(1,265,292)	41,006
Interest expense, net of amounts capitalized	(1,068,231)	(260,233)	1,265,292	(63,172)
Other, net	104,482	6	—	104,488
Income tax (provision) benefit, net	(473,370)	988,690	—	515,320
Net income (loss)	1,628,309	537,098	—	2,165,407

Year Ended December 31, 2016
Total revenue	$15,212,302	$—	$—	$15,212,302
Depreciation and amortization	877,342	43,860	—	921,202
Operating income (loss)	2,383,388	(64,127)	—	2,319,261
Interest income	1,006,243	3,745	(978,820)	31,168
Interest expense, net of amounts capitalized	(876,375)	(155,586)	978,820	(53,141)
Other, net	32,867	86,448	—	119,315
Income tax (provision) benefit, net	(934,024)	68,206	—	(865,818)
Net income (loss)	1,612,099	(61,314)	—	1,550,785

(1)

Operating income (loss) for the wireless segment was positively impacted for the year ended December 31, 2018 by a decrease in depreciation expense associated with the T1 satellite, which was impaired during 2017.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Geographic Information.  Revenue is attributed to geographic regions based upon the location where the goods and services are provided.  All subscriber-related revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Years Ended December 31,
Revenue:	2018	2017	2016
	(In thousands)
United States	$13,578,254	$14,351,558	$15,111,832
Canada and Mexico	43,048	39,817	100,470
Total revenue	$13,621,302	$14,391,375	$15,212,302

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Years Ended December 31,
Category:	2018	2017	2016
	(In thousands)
Pay-TV video and related revenue	$13,197,994	$13,877,196	$14,576,699
Broadband revenue	258,094	383,216	457,240
Equipment sales and other revenue	165,214	130,963	178,363
Total	$13,621,302	$14,391,375	$15,212,302

16.    Contract Balances

Our valuation and qualifying accounts as of December 31, 2018, 2017 and 2016 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2018	$15,511	$98,575	$(97,120)	$16,966
December 31, 2017	$18,399	$124,126	$(127,014)	$15,511
December 31, 2016	$22,965	$153,792	$(158,358)	$18,399

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets.  Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2017	$699,597
Recognition of unearned revenue	(6,855,912)
Deferral of revenue	6,791,333
Balance as of December 31, 2018	$635,018

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue.  As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

17.    Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Year ended December 31, 2018:
Total revenue	$3,458,487	$3,460,845	$3,395,141	$3,306,829
Operating income (loss)	529,506	572,660	562,703	482,752
Net income (loss)	385,321	460,286	452,598	357,286
Net income (loss) attributable to DISH Network	367,560	438,717	431,734	337,080

Basic net income (loss) per share attributable to DISH Network	$0.79	$0.94	$0.92	$0.72

Diluted net income (loss) per share attributable to DISH Network	$0.70	$0.83	$0.82	$0.64

Year ended December 31, 2017:
Total revenue	$3,680,361	$3,643,632	$3,583,454	$3,483,928
Operating income (loss)	607,320	252,103	449,051	259,291
Net income (loss)	390,075	58,762	315,265	1,401,305
Net income (loss) attributable to DISH Network	375,715	40,116	297,375	1,385,483

Basic net income (loss) per share attributable to DISH Network	$0.81	$0.09	$0.64	$2.97

Diluted net income (loss) per share attributable to DISH Network	$0.76	$0.09	$0.57	$2.64

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Trade accounts receivable”

As of December 31, 2018 and 2017, trade accounts receivable from EchoStar was $4 million and $2 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Consolidated Balance Sheets.

“Trade accounts payable”

As of December 31, 2018 and 2017, trade accounts payable to EchoStar was $14 million and $42 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the years ended December 31, 2018, 2017 and 2016, we received $8 million, $3 million and $2 million, respectively, for services provided to EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

“Subscriber-related expenses”

During the years ended December 31, 2018, 2017 and 2016, we incurred $42 million, $71 million and $92 million, respectively, of subscriber-related expenses for services provided to us by EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

For the years ended December 31, 2018, 2017 and 2016, under the Distribution Agreement, we purchased broadband equipment from HNS of zero,  zero and $9 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

During the first quarter 2017, we transitioned our wholesale arrangement with Hughes under the Distribution Agreement to an authorized representative arrangement and entered into the MSA with HNS.  See “Hughes Broadband Master Services Agreement” below for further information.

“Satellite and transmission expenses”

During the years ended December 31, 2018, 2017 and 2016, we incurred $315 million, $353 million and $357 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  EchoStar is a supplier of the vast majority of our transponder capacity.  These amounts are recorded in “Satellite and transmission expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

•

EchoStar XVI.  In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year.    Prior to expiration of the initial term, we had the option to renew for an additional five-year period.  In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023.  We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023.  There can be no assurance that the option to renew this agreement will be exercised.  During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place and use certain satellites at the 61.5 degree orbital location.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Hughes Equipment and Services Agreement.   In February 2019, we and HNS entered into an agreement pursuant to which HNS will provide us with HughesNet Service and HughesNet equipment for the transmission of certain data related to our next-generation 5G-capable network, focused on supporting narrowband IoT.  This agreement has an initial term of five years with automatic renewal for successive one-year terms unless terminated by DISH Network with at least 180 days’ written notice to us or by us with at least 365 days’ written notice to DISH Network.

“General and administrative expenses”

During the years ended December 31, 2018, 2017 and 2016, we incurred $21 million, $29 million and $14 million, respectively, for general and administrative expenses for services provided to us by EchoStar.  These amounts are recorded in “General and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

•

Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado was for a period ending on December 31, 2018.  In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019.

•

Santa Fe Lease Agreement.  The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado was for a period ending on December 31, 2018.  In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter 2013, we and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns.  As a result, we agreed to pay EchoStar $84 million of the tax benefit we received or will receive.  This resulted in a reduction of our recorded unrecognized tax benefits and this amount was reclassified to a long-term payable to EchoStar within “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets during the third quarter 2013.  Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit.  In addition, during the third quarter 2013, we and EchoStar agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and EchoStar for such combined returns, through the taxable period ending on December 31, 2017 (the “State Tax Arrangement”).  During the third quarter 2018, we and EchoStar amended the Tax Sharing Agreement and the 2013 agreements (the “Amendment”).

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

We and EchoStar file combined income tax returns in certain states.  In 2015 and 2014, EchoStar earned and recognized a tax benefit for certain state income tax credits that EchoStar estimates it would be unable to utilize in the future if it had filed separately from us.  In addition, EchoStar earned and recognized tax benefits for certain federal income tax credits, a portion of which were allocated to us under IRS rules for affiliated companies.  We expect to utilize these tax credits to reduce our federal and state income tax payable in the future.  In accordance with accounting rules that apply to transfers of assets between entities under common control, we recorded a capital contribution of less than $1 million for each of the years ended December 31, 2018, 2017 and 2016, respectively, in “Additional paid-in capital” on our Consolidated Balance Sheets representing the amount that we estimate is more likely than not to be realized by us as a result of our utilization of these tax credits earned.  Any payments made to EchoStar related to the utilization of these credits will be recorded as a reduction to “Additional paid-in capital” on our Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Hughes Broadband Master Services Agreement.   In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.  For the years ended December 31, 2018 and 2017, we purchased broadband equipment from HNS of $21 million and $22 million under the MSA, respectively.

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

DISH NETWORK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$72,162	$71,167	$84,459

		As of December 31,
		2018	2017
		(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar		$9,871	$16,685
Commitments to NagraStar		$3,888	$4,927

Related Party Transactions with Dish Mexico

Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) is an entity that provides direct-to-home satellite services in Mexico, which is owned 49% by EchoStar.  We provide certain broadcast services and sell hardware such as digital set-top boxes and related components to Dish Mexico, which are recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The table below summarizes our transactions with Dish Mexico:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Sales:
Digital receivers and related components	$1,227	$1,891	$52,324
Uplink services	$5,426	$3,994	$4,059

		As of December 31,
		2018	2017
		(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico		$1,370	$3,027