Form 10-Q
period 2019-03-31
DISH Network CORP
filed 2019-05-03
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019.

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value	DISH	The Nasdaq Stock Market L.L.C.

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

As of April 26, 2019, the registrant’s outstanding common stock consisted of 230,732,103 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

Item 1.  FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$1,576,672	$887,346
Marketable investment securities	816,375	1,181,471
Trade accounts receivable, net of allowance for doubtful accounts of $18,967 and $16,966, respectively	581,685	639,855
Inventory	309,251	290,733
Other current assets	308,234	289,800
Total current assets	3,592,217	3,289,205

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	68,063	67,597
Property and equipment, net	1,863,167	1,928,180
FCC authorizations	24,976,019	24,736,961
Other investment securities	161,653	118,992
Operating lease assets	725,605	—
Other noncurrent assets, net	299,653	446,077
Total noncurrent assets	28,094,160	27,297,807
Total assets	$31,686,377	$30,587,012

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$277,367	$233,753
Deferred revenue and other	646,375	655,312
Accrued programming	1,472,854	1,474,207
Accrued interest	202,190	268,479
Other accrued expenses	1,039,856	802,388
Current portion of long-term debt and finance lease obligations	1,316,414	1,341,993
Total current liabilities	4,955,056	4,776,132

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	13,825,418	13,810,784
Deferred tax liabilities	2,529,065	2,474,907
Operating lease liabilities	491,842	—
Long-term deferred revenue and other long-term liabilities	452,337	470,932
Total long-term obligations, net of current portion	17,298,662	16,756,623
Total liabilities	22,253,718	21,532,755

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	481,442	460,068

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 229,642,174 and 229,448,857 shares issued and outstanding, respectively	2,297	2,295
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	3,395,377	3,379,093
Accumulated other comprehensive income (loss)	(57)	(874)
Accumulated earnings (deficit)	5,552,551	5,212,790
Total DISH Network stockholders’ equity (deficit)	8,952,552	8,595,688
Noncontrolling interests	(1,335)	(1,499)
Total stockholders’ equity (deficit)	8,951,217	8,594,189
Total liabilities and stockholders’ equity (deficit)	$31,686,377	$30,587,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Revenue:
Subscriber-related revenue	$3,147,770	$3,422,704
Equipment sales and other revenue	39,374	35,783
Total revenue	3,187,144	3,458,487

Costs and Expenses (exclusive of depreciation shown separately below - Note 7):
Subscriber-related expenses	2,005,007	2,184,951
Satellite and transmission expenses	139,501	153,644
Cost of sales - equipment and other	40,384	31,626
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	6,517	15,930
Other subscriber acquisition costs	80,475	77,072
Subscriber acquisition advertising	106,907	103,009
Total subscriber acquisition costs	193,899	196,011
General and administrative expenses	198,914	169,777
Depreciation and amortization (Note 7)	153,139	192,972
Total costs and expenses	2,730,844	2,928,981

Operating income (loss)	456,300	529,506

Other Income (Expense):
Interest income	15,167	9,317
Interest expense, net of amounts capitalized	(5,921)	(2,957)
Other, net	9,088	(34,808)
Total other income (expense)	18,334	(28,448)

Income (loss) before income taxes	474,634	501,058
Income tax (provision) benefit, net	(113,335)	(115,737)
Net income (loss)	361,299	385,321
Less: Net income (loss) attributable to noncontrolling interests, net of tax	21,538	17,761
Net income (loss) attributable to DISH Network	$339,761	$367,560

Weighted-average common shares outstanding - Class A and B common stock:
Basic	467,953	466,642
Diluted	526,219	525,309

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.73	$0.79
Diluted net income (loss) per share attributable to DISH Network	$0.65	$0.70

Comprehensive Income (Loss):
Net income (loss)	$361,299	$385,321
Other comprehensive income (loss):
Foreign currency translation adjustments	47	400
Unrealized holding gains (losses) on available-for-sale securities	1,006	105
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	(2)
Deferred income tax (expense) benefit, net	(236)	(26)
Total other comprehensive income (loss), net of tax	817	477
Comprehensive income (loss)	362,116	385,798
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	21,538	17,761
Comprehensive income (loss) attributable to DISH Network	$340,578	$368,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2017	$4,664	$3,296,488	$882	$3,635,380	$492	$6,937,906	$383,390
Issuance of Class A common stock:
Exercise of stock awards	2	3,535	—	—	—	3,537	—
Employee Stock Purchase Plan	2	4,452	—	—	—	4,454	—
Non-cash, stock-based compensation	—	9,060	—	—	—	9,060	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	103	—	—	103	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(26)	—	—	(26)	—
Foreign currency translation	—	—	400	—	—	400	—
ASU 2014-09 cumulative catch-up adjustment	—	—	—	2,320	—	2,320	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(51)	(51)	17,812
Net income (loss) attributable to DISH Network	—	—	—	367,560	—	367,560	—
Balance, March 31, 2018	$4,668	$3,313,535	$1,359	$4,005,260	$441	$7,325,263	$401,202

Balance, December 31, 2018	$4,679	$3,379,093	$(874)	$5,212,790	$(1,499)	$8,594,189	$460,068
Issuance of Class A common stock:
Exercise of stock awards	—	227	—	—	—	227	—
Employee Stock Purchase Plan	2	4,520	—	—	—	4,522	—
Non-cash, stock-based compensation	—	11,537	—	—	—	11,537	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	1,006	—	—	1,006	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(236)	—	—	(236)	—
Foreign currency translation	—	—	47	—	—	47	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	164	164	21,374
Net income (loss) attributable to DISH Network	—	—	—	339,761	—	339,761	—
Balance, March 31, 2019	$4,681	$3,395,377	$(57)	$5,552,551	$(1,335)	$8,951,217	$481,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$361,299	$385,321
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	153,139	192,972
Realized and unrealized losses (gains) on investments	(2,617)	36,722
Non-cash, stock-based compensation	11,537	9,060
Deferred tax expense (benefit)	53,921	92,064
Other, net	(4,469)	(32,426)
Changes in current assets and current liabilities, net	160,119	67,838
Net cash flows from operating activities	732,929	751,551

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(145,162)	(9,253)
Sales and maturities of marketable investment securities	513,033	313,567
Purchases of property and equipment	(120,859)	(70,521)
Capitalized interest related to FCC authorizations (Note 2)	(289,775)	(294,003)
Other, net	2,495	3,613
Net cash flows from investing activities	(40,268)	(56,597)

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes	(22,365)	(56,473)
Repayment of long-term debt and finance lease obligations	(6,632)	(10,458)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	4,750	7,991
Other, net	29,000	(159)
Net cash flows from financing activities	4,753	(59,099)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	697,414	635,855
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	887,924	1,479,901
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$1,585,338	$2,115,756

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, Smart Home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.  See Note 2 and Note 13 for further information.  The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming OTT Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of March 31, 2019, we had 12.063 million Pay-TV subscribers in the United States, including 9.639 million DISH TV subscribers and 2.424 million Sling TV subscribers.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”), which is the first phase of our network deployment (“First Phase”).  We expect to complete the First Phase by March 2020, with subsequent phases to be completed thereafter.  As of March 31, 2019, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, Radio Frequency (“RF”) design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase is now complete, we have secured certain tower sites, and we are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  We installed the first base stations on sites in 2018, and plan to continue deployment until complete.   We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  See Note 10 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, relative standalone selling prices of performance obligations, leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, independent third-party retailer incentives, programming expenses and subscriber lives.  Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Subsequent to the adoption of ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”)  during the first quarter 2018, all equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  All debt securities are classified as available-for-sale.  We adjust the carrying amount of our debt securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets.  Declines in the fair value of a marketable debt security which are determined to be “other-than-temporary” are recognized on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.

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

As of March 31, 2019 and December 31, 2018, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.  See Note 5 for the fair value of our marketable investment securities and derivative financial instruments.

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

Revenue Recognition

Our revenue is primarily derived from Pay-TV programming services that we provide to our subscribers.  We also generate revenue from equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our Smart Home service operations; broadband services; warranty services; and sales of digital receivers and related equipment to third-party pay-TV providers.  See Note 11 for further information, including revenue disaggregated by major source.

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

In cases where a subscriber is charged certain nonrefundable upfront fees, those fees are generally considered to be material rights to the subscriber related to the subscriber’s option to renew without having to pay an additional fee upon renewal.  These fees are deferred and recognized over the estimated period of time during which the fee remains material to the customer, which we estimate to be less than one year.  Revenues arising from our Smart Home service operations that are separate from the initial installation, such as mounting a TV on a subscriber’s wall, are generally recognized when these services are performed.

For our residential video subscribers, we have concluded that the contract term under Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), is one month and as a result the revenue recognized for these subscribers for a given month is equal to the amount billed in that month, except for certain nonrefundable upfront fees that are accounted for as material rights, as discussed above.

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

Contract Balances

The timing of revenue recognition generally differs from the timing of invoicing to customers.  When revenue is recognized prior to invoicing, we record a receivable.  When revenue is recognized subsequent to invoicing, we record deferred revenue.  Our residential video subscribers are typically billed monthly, and the contract balances for those customers arise from the timing of the monthly billing cycle.  We do not adjust the amount of consideration for financing impacts as we apply a practical expedient when we anticipate that the period between transfer of goods and services and eventual payment for those goods and services will be less than one year.  See Note 12 for further information, including balance and activity detail about our allowance for doubtful accounts and deferred revenue related to contracts with subscribers.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the three months ended March 31, 2019 and 2018, we capitalized $37 million and $41 million, respectively, under these programs.  The amortization expense related to these programs was $14 million and $3 million, respectively, for the three months ended March 31, 2019 and 2018, respectively.  As of March 31, 2019 and December 31, 2018, we had a total of $192 million and $169 million capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Leases

We enter into operating and finance leases for, among other things, satellites, office space, data centers, warehouses and distribution centers, vehicles used for installation and Smart Home Services, wireless towers and other equipment.  Our leases have remaining lease terms from one to 12 years, some of which include renewal options, and some of which include options to terminate the leases within one year.

We determine if an arrangement is a lease and classify that lease as either an operating or finance lease at inception.  Operating leases are included in “Operating lease assets,” “Other accrued expenses” and “Operating lease liabilities” on our Condensed Consolidated Balance Sheets.  Finance leases are included in “Property and equipment, net,” “Current portion of long-term debt and finance lease obligations” and “Long-term debt and finance lease obligations, net of current portion” on our Condensed Consolidated Balance Sheets.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 8 for further information on our lease expenses.

Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent the present value of our obligation to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  When our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  The operating lease ROU asset also includes the impact of prepaid or deferred lease payments.  The length of our lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.  Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

We lease certain assets from EchoStar, including, among other things, satellites, office space and data centers.  See Note 13 for further information on our Related Party Transactions with EchoStar.  We have lease agreements with lease and non-lease components, which are generally accounted for separately.  Our variable lease payments are immaterial and our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For equipment leased to new and existing DISH TV subscribers we made an accounting policy election to combine the equipment with our programming services as a single performance obligation in accordance with the revenue recognition guidance as the programming services are the predominant component.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Impact of Adoption of ASU 2016-02

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 Leases (“ASU 2016-02”) and has modified the standard thereafter.  We adopted ASU 2016-02, as modified, on January 1, 2019 using the modified retrospective method.  Under the modified retrospective method, we applied the new guidance to all leases that commenced before and were existing as of January 1, 2019.

The adoption of ASU 2016-02 had no impact on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and cash flows from operating, investing and financing activities on our Condensed Consolidated Statements of Cash Flows.

The adoption of ASU 2016-02 impacted our March 31, 2019 Condensed Consolidated Balance Sheet, including the reclassification of our deferred rent liabilities to an operating lease asset, as follows:

Condensed Consolidated Balance Sheets	DISH Network (as would have been reported under previous standards)	Impact of adopting ASU 2016-02	DISH Network (as currently reported)
	(In thousands)
As of March 31, 2019
Operating lease assets	$—	$725,605	$725,605
Total assets	$30,960,772	$725,605	$31,686,377
Other accrued expenses	$802,323	$237,533	$1,039,856
Operating lease liabilities	$—	$491,842	$491,842
Long-term deferred revenue and other long-term liabilities	$456,107	$(3,770)	$452,337
Total liabilities	$21,528,113	$725,605	$22,253,718
Total stockholders' equity (deficit)	$8,951,217	$—	$8,951,217
Total liabilities and stockholders' equity (deficit)	$30,960,772	$725,605	$31,686,377

Research and Development

Research and development costs are expensed as incurred.  Research and development costs totaled $5 million and $6 million for the three months ended March 31, 2019 and 2018, respectively.

New Accounting Pronouncements

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

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands, except per share amounts)
Net income (loss)	$361,299	$385,321
Less: Net income (loss) attributable to noncontrolling interests, net of tax	21,538	17,761
Net income (loss) attributable to DISH Network - Basic	339,761	367,560
Interest on dilutive Convertible Notes, net of tax (1)	—	—
Net income (loss) attributable to DISH Network - Diluted	$339,761	$367,560

Weighted-average common shares outstanding - Class A and B common stock:
Basic	467,953	466,642
Dilutive impact of Convertible Notes	58,192	58,192
Dilutive impact of stock awards outstanding	74	475
Diluted	526,219	525,309

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.73	$0.79
Diluted net income (loss) per share attributable to DISH Network	$0.65	$0.70

(1)	For both the three months ended March 31, 2019 and 2018, materially all of our interest expense was capitalized. See Note 2 for further information.

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

	As of March 31,
	2019	2018
	(In thousands)
Anti-dilutive stock awards	4,495	3,572
Performance based options (1)	8,936	4,804
Restricted Performance Units/Awards	1,651	2,061
Common stock warrants	46,029	46,029
Total	61,111	56,466

(1)

The increase in performance based options as of March 31, 2019 primarily resulted from the issuance of stock option awards as of October 1, 2018 under a long-term, performance-based stock incentive plan adopted on August 17, 2018 (the “2019 LTIP”).

4.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data.  See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Cash paid for interest (including capitalized interest)	$289,497	$294,122
Cash received for interest	8,109	2,878
Cash paid for income taxes	701	1,758
Capitalized interest (1)	250,202	261,680
Reclassification of a receivable from noncurrent to current	140,810	—

(1)	See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2019	2018
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$185	$193
Strategic - trading/equity (Note 2)	2,894	2,370
Other	813,296	1,178,908
Total current marketable investment securities	816,375	1,181,471
Restricted marketable investment securities (1)	59,397	67,019
Total marketable investment securities	875,772	1,248,490

Restricted cash and cash equivalents (1)	8,666	578

Other investment securities:
Other investment securities	161,653	118,992
Total other investment securities	161,653	118,992

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$1,046,091	$1,368,060

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

Current Marketable Investment Securities –  Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility.  As of March 31, 2019, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2019 and December 31, 2018, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

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

TerreStar Solutions, Inc.  In March 2019, we closed a transaction with TerreStar Solutions, Inc. (“TSI”) to acquire additional equity securities of TSI, an entity that holds certain 2 GHz wireless spectrum licenses in Canada, in exchange for certain Canadian assets, including, among other things, a portion of the satellite capacity on our T1 satellite, which we had acquired from TerreStar Networks, Inc. in 2012.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2019 and December 31, 2018, we had accumulated net unrealized gains of less than $1 million and accumulated net unrealized losses of $1 million, respectively.  These amounts, net of related tax effect, were accumulated net unrealized gains of less than $1 million and accumulated net unrealized losses of $1 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2019				As of December 31, 2018
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$59,155	$71	$(4)	$67	$66,823	$40	$(19)	$21
Commercial paper	383,420	—	(21)	(21)	367,488	—	—	—
Corporate securities	424,221	188	(9)	179	805,259	91	(899)	(808)
Other	6,082	56	(8)	48	6,550	56	(2)	54
Total	$872,878	$315	$(42)	$273	$1,246,120	$187	$(920)	$(733)

As of March 31, 2019, restricted and non-restricted marketable investment securities included debt securities of $868 million with contractual maturities within one year and $5 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$1,540,361	$261,843	$1,278,518	$—	$859,220	$30,858	$828,362	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$59,155	$59,155	$—	$—	$66,823	$66,823	$—	$—
Commercial paper	383,420	—	383,420	—	367,488	—	367,488	—
Corporate securities	424,221	—	424,221	—	805,259	—	805,259	—
Other	6,082	—	5,897	185	6,550	—	6,357	193

Equity securities	2,894	2,894	—	—	2,370	2,370	—	—
Total	$875,772	$62,049	$813,538	$185	$1,248,490	$69,193	$1,179,104	$193

During the three months ended March 31, 2019, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2019	2018
	(In thousands)
Marketable investment securities - realized and unrealized gains (losses) (1)	$3,056	$(36,543)
Costs related to early redemption of debt	(439)	(179)
Equity in earnings of affiliates	(1,065)	1,446
Other	7,536	468
Total	$9,088	$(34,808)

(1)	During the three months ended March 31, 2019, we recorded unrealized gains of $2 million related to equity securities held as of March 31, 2019.

6.Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2019	2018
	(In thousands)
Finished goods	$242,363	$215,186
Work-in-process and service repairs	49,939	56,871
Raw materials	16,949	18,676
Total inventory	$309,251	$290,733

7.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			March 31,	December 31,
	(In Years)			2019	2018
				(In thousands)
Equipment leased to customers	2	-	5	$1,940,528	$2,016,965
EchoStar XV		15		277,658	277,658
EchoStar XVIII		15		411,255	411,255
D1		N/A		55,000	55,000
T1 (1)		14		66,071	100,000
Satellites acquired under finance lease agreements (2)	10	-	15	223,423	499,819
Furniture, fixtures, equipment and other	2	-	10	1,910,150	1,923,585
Buildings and improvements	4	-	40	285,321	290,650
Land		—		13,186	13,186
Construction in progress		—		126,186	100,560
Total property and equipment				5,308,778	5,688,678
Accumulated depreciation				(3,445,611)	(3,760,498)
Property and equipment, net				$1,863,167	$1,928,180

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(1)	See Note 5 for further information on the transaction with TSI.
(2)

The Ciel II satellite was previously classified as a finance lease, however, as a result of an amendment, which was effective during the first quarter 2019, Ciel II is now accounted for as an operating lease.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Equipment leased to customers	$109,154	$110,521
Satellites	20,479	25,086
Buildings, furniture, fixtures, equipment and other	23,506	57,365
Total depreciation and amortization	$153,139	$192,972

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Pay-TV Satellites.  We currently utilize 11 satellites in geostationary orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life.  We currently utilize certain capacity on seven satellites that we lease from EchoStar, which are accounted for as operating leases.  We also lease two satellites from third parties, Ciel II which is now accounted for as an operating lease and Anik F3 which is accounted for as a financing lease and is depreciated over its economic life.

As of March 31, 2019, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
		Degree	(Years)/Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15
EchoStar XVIII	June 2016	61.5	15

Leased from EchoStar (1):
EchoStar IX	August 2003	121	Month to month
EchoStar X (2)	February 2006	110	February 2021
EchoStar XI (2)	July 2008	110	September 2021
EchoStar XIV (2)	March 2010	119	February 2023
EchoStar XVI (3)	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II (4)	December 2008	129	January 2020

(1)	See Note 13 for further information on our Related Party Transactions with EchoStar.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(2)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(3)	We have the option to renew this lease for an additional five-year period.
(4)	During the fourth quarter 2018, we amended this lease.

(5)

8.Leases

We enter into operating and finance leases for, among other things, satellites, office space, data centers, warehouses and distribution centers, vehicles used for installation and Smart Home Services, wireless towers and other equipment.  Our leases have remaining lease terms from one to 12 years, some of which include renewal options, and some of which include options to terminate the leases within one year.

Our Anik F3 satellite is accounted for as a financing lease.  The vast majority of our remaining leases are accounted for as operating leases, including the remainder of our satellite fleet.

The components of lease expense were as follows:

For the Three Months Ended
March 31, 2019
(In thousands)
Operating lease cost	$81,070

Short-term lease cost (1)	2,484

Finance lease cost:
Amortization of right-of-use assets	6,108
Interest on lease liabilities	1,181
Total finance lease cost	7,289
Total lease costs	$90,843

(1)	Leases that have terms of 12 month or less.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental cash flow information related to leases was as follows:

For the Three Months Ended
March 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$81,346
Operating cash flows from finance leases	$1,195
Financing cash flows from finance leases	$6,055

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$62,150
Finance leases	$—

Right-of-use assets and liabilities recognized at January 1, 2019 upon adoption of ASC 842	$733,584

Supplemental balance sheet information related to leases was as follows:

As of March 31, 2019
(In thousands)
Operating Leases:
Operating lease right-of-use assets	$725,605

Other current liabilities	$237,533
Operating lease liabilities	491,842
Total operating lease liabilities	$729,375

Finance Leases:
Property and equipment, gross	$224,454
Accumulated depreciation	(178,848)
Property and equipment, net	$45,606

Other current liabilities	$18,349
Other long-term liabilities	42,403
Total finance lease liabilities	$60,752

Weighted Average Remaining Lease Term:
Operating leases	3.7 years
Finance leases	3.1 years

Weighted Average Discount Rate:
Operating leases	9.3%
Finance leases	7.5%

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of March 31, 2019 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total
	(In thousands)
2019 (remaining nine months)	$227,988	$16,740	$244,728
2020	236,511	22,024	258,535
2021	195,840	22,026	217,866
2022	126,628	7,364	133,992
2023	24,628	—	24,628
Thereafter	51,556	—	51,556
Total lease payments	863,151	68,154	931,305
Less: Imputed interest	(133,776)	(7,402)	(141,178)
Total	729,375	60,752	790,127
Less: Current portion	(237,533)	(18,349)	(255,882)
Long-term portion of lease obligations	$491,842	$42,403	$534,245

9.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7 7/8% Senior Notes due 2019 (1)	$1,295,007	$1,317,501	$1,317,372	$1,343,298
5 1/8% Senior Notes due 2020	1,100,000	1,110,670	1,100,000	1,089,957
6 3/4% Senior Notes due 2021	2,000,000	2,064,620	2,000,000	1,974,940
5 7/8% Senior Notes due 2022	2,000,000	1,941,280	2,000,000	1,833,140
5% Senior Notes due 2023	1,500,000	1,359,270	1,500,000	1,247,445
5 7/8% Senior Notes due 2024	2,000,000	1,693,000	2,000,000	1,611,960
2 3/8% Convertible Notes due 2024	1,000,000	822,950	1,000,000	801,200
7 3/4% Senior Notes due 2026	2,000,000	1,748,960	2,000,000	1,653,720
3 3/8% Convertible Notes due 2026	3,000,000	2,544,060	3,000,000	2,436,690
Other notes payable	31,232	31,232	39,715	39,715
Subtotal	15,926,239	$14,633,543	15,957,087	$14,032,065
Unamortized debt discount on the Convertible Notes	(810,023)		(833,906)
Unamortized deferred financing costs and other debt discounts, net	(35,136)		(37,388)
Finance lease obligations (2)	60,752		66,984
Total long-term debt and finance lease obligations (including current portion)	$15,141,832		$15,152,777

(1)

During the year ended December 31, 2018 and the three months ended March 31, 2019, we repurchased $83 million and $22 million, respectively, of our 7 7/8% Senior Notes due 2019 in open market trades.  The remaining balance of $1.295 billion matures on September 1, 2019.

(2)	Disclosure regarding fair value of finance leases is not required.

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

Commercialization of Our Wireless Spectrum Licenses and Related Assets.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  We expect to complete the First Phase by March 2020, with subsequent phases to be completed thereafter.  As of March 31, 2019, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase is now complete, we have secured certain tower sites, and we are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  We installed the first base stations on sites in 2018, and plan to continue deployment until complete.   We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020.  We expect the Second Phase to follow once the 3GPP Release 16 is standardized and as our plans for our other spectrum holdings develop, we plan to upgrade and expand our network to full 5G to support new use cases.  We currently expect expenditures for the Second Phase to be approximately $10 billion.

We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  For example, on September 18, 2018, we filed an application with the FCC to participate as a bidder in the FCC’s auction of Upper Microwave Flexible Use Service licenses in the 27.5–28.35 GHz bands (“Auction 101”) and 24.25–24.45 and 24.75–25.25 GHz bands (“Auction 102” and collectively with Auction 101, “Auctions 101 & 102”).  On October 10, 2018, the FCC announced that a subsidiary of DISH Network and 25 other applicants were qualified to participate in Auction 101 and that a subsidiary of DISH Network and 33 other applicants were qualified to participate in Auction 102.  Auction 101 commenced on November 14, 2018 and concluded January 24, 2019.

Auction 102 commenced on March 14, 2019 and concluded on April 17, 2019.  The FCC determined that bidding in these auctions will be “anonymous,” which means that prior to and during the course of the auctions, the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auctions.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Qui Tam.  On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  See “Contingencies – Litigation – Vermont National Telephone Company” for further information.

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

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of March 31, 2019, the remaining obligation of our guarantee was $37 million.

As of March 31, 2019, we have not recorded a liability on the balance sheet for this guarantee.

Contingencies

Separation Agreement

On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  In connection with the Spin-off, we entered into a separation agreement with EchoStar that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and we will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as our acts or omissions following the Spin-off.  On February 28, 2017, we and EchoStar and certain of our respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”),  pursuant to which certain assets that were transferred to EchoStar in the Spin-off were transferred back to us.  The Share Exchange Agreement contains additional indemnification provisions between us and EchoStar for certain liabilities and legal proceedings.

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

Blue Spike, LLC

On July 6, 2018, Blue Spike, LLC (“Blue Spike”) filed a complaint against us and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of Reissued United States Patent RE44,222E1 (the “222 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; Reissued United States Patent RE44,307 (the “307 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; and United States Patent Nos. 7,287,275B2 (the “275 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 8,473,746 (the “746 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 8,224,705 (the “705 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 7,475,246 (the “246 patent”), entitled “Secure personal content server”; 8,739,295B2 (the “295 patent”), entitled “Secure personal content server”; 9,021,602 (the “602 patent”), entitled “Data Protection and Device”; 9,104,842 (the “842 patent”), entitled “Data Protection and Device”; 9,934,408 (the “408 patent”), entitled “Secure personal content server”; 7,159,116B2 (the “116 patent”), entitled “Systems, methods and devices for trusted transactions”; and 8,538,011B2 (the “011 patent”), entitled “Systems, methods and devices for trusted transactions.”  On September 5, 2018, pursuant to a joint motion of the parties, the Court ordered the case transferred to the United States District Court for the District of Delaware.  In a First Amended Complaint filed on October 12, 2018, Blue Spike dropped its claims for infringement of the 222 patent, the 307 patent, the 275 patent, the 705 patent, and the 746 patent.  On November 11, 2018, Blue Spike dismissed its complaint.

On January 28, 2019, Blue Spike, along with Blue Spike International, Ltd. and Wistaria Trading Ltd., filed a new action against us and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the District of Delaware.  The complaint alleges infringement of the 246 patent, the 295 patent, the 408 patent, the 116 patent, the 011 patent, the 602 patent and the 842 patent, all of which were asserted in the prior action.  On March 29, 2019, the plaintiffs filed a First Amended Complaint, which dropped their claims arising from the 116 patent and the 011 patent.

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

In a First Amended Complaint filed on August 6, 2018, Contemporary added our wholly-owned subsidiary DISH Network L.L.C. as a defendant.  In a Second Amended Complaint filed on October 9, 2018, Contemporary named only our wholly-owned subsidiary DISH Network L.L.C. as a defendant and dropped certain indirect infringement allegations.

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

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation.  On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions.  On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims.  On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims.  Customedia has filed notices of appeal from all of the final written decisions adverse to it, and DISH Network L.L.C. cross-appealed to the extent that its petitions were not successful.  On February 6, 2019, the Court of Appeals granted DISH Network L.L.C.’s motion to dismiss its cross-appeals related to the 090 patent and, on February 26, 2019, granted DISH Network L.L.C.’s motion to dismiss its cross-appeals related to the 437 patent.

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

Multimedia Content Management LLC

On July 25, 2018, Multimedia Content Management LLC (“Multimedia”) filed a complaint against us in the United States District Court for the Western District of Texas.  Multimedia alleges that we infringe United States Patent No. 8,799,468 (the “468 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” and United States Patent No. 9,465,925 (the “925 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” in connection with impulse pay per view content offerings on certain set-top boxes.  Multimedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On April 23, 2019, we filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents.

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

Realtime Data LLC and Realtime Adaptive Streaming LLC

On June 6, 2017, Realtime Data LLC d/b/a IXO (“Realtime”) filed an amended complaint in the United States District Court for the Eastern District of Texas (the “Original Texas Action”) against us; our wholly-owned subsidiaries DISH Network L.L.C., DISH Technologies L.L.C. (then known as EchoStar Technologies L.L.C.), Sling TV L.L.C. and Sling Media L.L.C.; EchoStar, and EchoStar’s wholly-owned subsidiary Hughes Network Systems, L.L.C. (“HNS”); and Arris Group, Inc.  Realtime’s initial complaint in the Original Texas Action, filed on February 14, 2017, had named only EchoStar and HNS as defendants.

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

On July 19, 2017, the Court severed Realtime’s claims against us, DISH Network L.L.C., Sling TV L.L.C., Sling Media L.L.C. and Arris Group, Inc. (alleging infringement of the 897 patent, the 610 patent and the 535 patent) from the Original Texas Action into a separate action in the United States District Court for the Eastern District of Texas (the “Second Texas Action”).  On August 31, 2017, Realtime dismissed the claims against us, Sling TV L.L.C., Sling Media Inc., and Sling Media L.L.C. from the Second Texas Action and refiled these claims (alleging infringement of the 897 patent, the 610 patent and the 535 patent) against Sling TV L.L.C., Sling Media Inc., and Sling Media L.L.C. in a new action in the United States District Court for the District of Colorado (the “Colorado Action”).  Also on August 31, 2017, Realtime dismissed DISH Technologies L.L.C. from the Original Texas Action, and on September 12, 2017, added it as a defendant in an amended complaint in the Second Texas Action.  On November 6, 2017, Realtime filed a joint motion to dismiss the Second Texas Action without prejudice, which the Court entered on November 8, 2017.

On October 10, 2017, Realtime Adaptive Streaming LLC (“Realtime Adaptive Streaming”) filed suit against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C., as well as Arris Group, Inc., in a new action in the United States District Court for the Eastern District of Texas (the “Third Texas Action”), alleging infringement of the 610 patent and the 535 patent.  Also on October 10, 2017, an amended complaint was filed in the Colorado Action, substituting Realtime Adaptive Streaming as the plaintiff instead of Realtime, and alleging infringement of only the 610 patent and the 535 patent, but not the 897 patent.  On November 6, 2017, Realtime Adaptive Streaming filed a joint motion to dismiss the Third Texas Action without prejudice, which the court entered on November 8, 2017.  Also on November 6, 2017, Realtime Adaptive Streaming filed a second amended complaint in the Colorado Action, adding our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C., as well as Arris Group, Inc., as defendants.

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents.    On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging all asserted claims of each of the asserted patents.  On February 26, 2019, the district court agreed to stay the Colorado Action pending resolution of the petitions.

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

During the second quarter 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during periods prior to 2017.  Our total accrual at March 31, 2019 and December 31, 2018 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  On April 5, 2018, the Court entered a $61 million judgment in favor of the class.  On May 4, 2018, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit.    The appeal has been calendared for oral argument on May 9, 2019 in Richmond.  During the second quarter 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at March 31, 2019 and December 31, 2018 was $61 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On November 13, 2017, City of Sterling Heights Police and Fire Retirement System (“Sterling Heights”), a purported shareholder of the Company, filed a putative shareholder derivative action in the District Court for Clark County, Nevada.  Sterling Heights makes substantially the same allegations as Plumbers Union 519, and alleges causes of action against the Director Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment.  Sterling Heights is seeking an unspecified amount of damages.  Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint.  Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action.  On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation.  The Special Litigation Committee’s report was filed on November 27, 2018, and recommended that the Company not pursue the claims asserted by the derivative plaintiffs.  On December 20, 2018, the Special Litigation Committee filed a motion for summary judgment seeking deferral to its determination that the claims should be dismissed, which, following a discovery period and further briefing, will be heard on November 4, 2019.

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

On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent.  On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents.  On October 26, 2017, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent, and it invalidated all of the asserted claims of those patents.  On February 7, 2018, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 404 patent, and it invalidated all of the asserted claims of that patent on the basis of our petition.  On February 10, 2018, the United States Patent and Trademark Office issued a final written decision on our petition challenging the 268 patent, and it invalidated all of the asserted claims.  On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims.  All asserted claims have now been invalidated by the United States Patent and Trademark Office.  TQ Delta has filed notices of appeal from the nine final written decisions adverse to it, and the United States Court of Appeals for the Federal Circuit has scheduled oral argument in several of the appeals on May 6-8, 2019.

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

Uniloc

On January 31, 2019, Uniloc 2017 LLC (“Uniloc”) filed a complaint against our wholly-owned subsidiary Sling TV L.L.C. in the United States District Court for the District of Colorado.  The Complaint alleges infringement of United States Patent No. 6,519,005 (the “005 patent”), which is entitled “Method of Concurrent Multiple-Mode Motion Estimation for Digital Video”; United States Patent No. 6,895,118 (the “118 patent”), which is entitled “Method of Coding Digital Image Based on Error Concealment”; United States Patent No. 9,721,273 (the “273 patent”), which is entitled “System and Method for Aggregating and Providing Audio and Visual Presentations Via a Computer Network”); and United States Patent No. 8,407,609 (the “609 patent”), which is entitled “System and Method for Providing and Tracking the Provision of Audio and Visual Presentations Via a Computer Network.”  Uniloc is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action.  The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless.  The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules.  Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA.  Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.  On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C.  The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings.  See “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” above for further information.  Thereafter, the Court maintained the stay until it was lifted on October 26, 2018.    On February 11, 2019, the Court granted Vermont National’s unopposed motion for leave to file an amended complaint.    On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint.

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

The total assets, revenue and operating income by segment were as follows:

	As of
	March 31,	December 31,
	2019	2018
	(In thousands)
Total assets:
Pay-TV	$30,002,686	$28,981,608
Wireless	24,737,581	24,433,458
Eliminations	(23,053,890)	(22,828,054)
Total assets	$31,686,377	$30,587,012

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Revenue:
Pay-TV	$3,188,169	$3,458,487
Wireless	3	—
Eliminations	(1,028)	—
Total revenue	$3,187,144	$3,458,487

Operating income (loss):
Pay-TV	$457,369	$539,302
Wireless	(1,069)	(9,796)
Eliminations	—	—
Total operating income (loss)	$456,300	$529,506

Geographic Information.  Revenue is attributed to geographic regions based upon the location where the goods and services are provided.  All subscriber-related revenue was derived from the United States.  Substantially all of our long-lived assets reside in the United States.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table summarizes revenue by geographic region:

	For the Three Months Ended
	March 31,
Revenue:	2019	2018
	(In thousands)
United States	$3,176,253	$3,449,016
Canada and Mexico	10,891	9,471
Total revenue	$3,187,144	$3,458,487

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2019	2018
	(In thousands)
Pay-TV video and related revenue	$3,097,936	$3,347,597
Broadband revenue	49,834	75,107
Equipment sales and other revenue	39,374	35,783
Total	$3,187,144	$3,458,487

All revenues during the three months ended March 31, 2019 were derived from our Pay-TV segment.

12.Contract Balances

Our valuation and qualifying accounts as of March 31, 2019 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
For the three months ended March 31, 2019	$16,966	$18,496	$(16,495)	$18,967

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.  Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2018	$635,018
Recognition of unearned revenue	(1,597,470)
Deferral of revenue	1,589,358
Balance as of March 31, 2019	$626,906

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

13.Related Party Transactions

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

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses.  In connection with the Share Exchange, we and EchoStar and certain of their subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  In addition, certain agreements that we had with EchoStar have terminated, and we entered into certain new agreements with EchoStar.  We also may enter into additional agreements with EchoStar in the future.  The following is a summary of the terms of our principal agreements with EchoStar that may have an impact on our financial condition and results of operations.

“Trade accounts receivable”

As of March 31, 2019 and December 31, 2018, trade accounts receivable from EchoStar was $3 million and $4 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of March 31, 2019 and December 31, 2018, trade accounts payable to EchoStar was $22 million and $14 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended March 31, 2019 and 2018, we received $2 million and $4 million, respectively, for services provided to EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

“Subscriber-related expenses”

During the three months ended March 31, 2019 and 2018, we incurred $7 million and $13 million, respectively, of subscriber-related expenses for services provided to us by EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

“Satellite and transmission expenses”

During the three months ended March 31, 2019 and 2018, we incurred expenses of $73 million and $85 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  EchoStar is a supplier of the vast majority of our transponder capacity.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

“General and administrative expenses”

During each of the three months ended March 31, 2019 and 2018, we incurred $5 million for general and administrative expenses for services provided to us by EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

We and EchoStar file combined income tax returns in certain states.  In 2015 and 2014, EchoStar earned and recognized a tax benefit for certain state income tax credits that EchoStar estimates it would be unable to utilize in the future if it had filed separately from us.  In addition, EchoStar earned and recognized tax benefits for certain federal income tax credits, a portion of which were allocated to us under IRS rules for affiliated companies.  We expect to utilize these tax credits to reduce our federal and state income tax payable in the future.  In accordance with accounting rules that apply to transfers of assets between entities under common control, we recorded a capital contribution of less than $1 million for the year ended December 31, 2018 in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets representing the amount that we estimate is more likely than not to be realized by us as a result of our utilization of these tax credits earned.  Any payments made to EchoStar related to the utilization of these credits will be recorded as a reduction to “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

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

Hughes Broadband Master Services Agreement.   In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The MSA has an initial term of five years with automatic renewal for successive one-year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.  For the three months ended March 31, 2019 and 2018, we purchased broadband equipment from HNS of $5 million and $10 million, under the MSA, respectively.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$14,359	$16,843

	As of
	March 31,	December 31,
	2019	2018
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$15,149	$9,871
Commitments to NagraStar	$3,110	$3,888

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Sales:
Digital receivers and related components	$—	$280
Uplink services	$1,404	$1,034

	As of
	March 31,	December 31,
	2019	2018
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$1,053	$1,370

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 under the caption “Item 1A. Risk Factors.”    Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Our revenue and profit is primarily derived from Pay-TV programming services that we provide to our subscribers.  We also generate revenue from equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our Smart Home service operations; broadband services; warranty services; and sales of digital receivers and related equipment to third-party pay-TV providers.  Our subscriber-related revenue has been declining due to, among other things, the continuing decline in our DISH TV subscriber base.  We expect this trend to continue.  Our most significant expenses are subscriber-related expenses, which are primarily related to programming.

Financial Highlights

2019 First Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.187 billion
•	Net income attributable to DISH Network of $340 million and basic and diluted earnings per share of common stock of $0.73 and $0.65, respectively
•	Loss of approximately 259,000 net Pay-TV subscribers
•	Loss of approximately 266,000 net DISH TV subscribers
•	Addition of approximately 7,000 net Sling TV subscribers
•	Pay-TV ARPU of $85.03
•	Gross new DISH TV subscriber activations of approximately 243,000
•	DISH TV churn rate of 1.74%
•	DISH TV SAC of $828

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Consolidated Financial Condition as of March 31, 2019

•	Cash, cash equivalents and current marketable investment securities of $2.393 billion
•	Total assets of $31.686 billion
•	Total long-term debt and finance lease obligations of $15.142 billion

Business Segments

We currently operate two primary business segments:  (1) Pay-TV; and (2) Wireless.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, Smart Home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  The Sling branded pay-TV services consist of, among other things, multichannel, live, linear streaming over-the-top (“OTT”),  Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of March 31, 2019, we had 12.063 million Pay-TV subscribers in the United States, including 9.639 million DISH TV subscribers and 2.424 million Sling TV subscribers.

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

We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and phones.  We offer Sling International, Sling Latino and Sling domestic video programming services.  Our domestic Sling TV services have a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously.  We face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, DirecTV, Sony, YouTube, Fubo, Philo and Pluto that offer online services distributing movies, television shows and other video programming as well as programmers, such as HBO, CBS, Univision, STARZ and SHOWTIME, that began selling content directly to consumers over the Internet.  Some of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do.  In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings.  Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.  This competition, among other things, has caused the rate of growth in subscribers to our Sling TV services to decrease.  In June 2018, we launched additional Sling TV services which include offering consumers a la carte channel subscriptions, access to pay-per-view events and movies, and access to free content.  There can be no assurance that these additional services will positively affect our results of operations or our net Sling TV subscribers.

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

As a result of the completion of the Share Exchange with EchoStar, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.

Wireless

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”), which is the first phase of our network deployment (“First Phase”).  We expect to complete the First Phase by March 2020, with subsequent phases to be completed thereafter.  As of March 31, 2019, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, Radio Frequency (“RF”) design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase is now complete, we have secured certain tower sites, and we are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  We installed the first base stations on sites in 2018, and plan to continue deployment until complete.  We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020.  We expect the Second Phase to follow once the 3GPP Release 16 is standardized and as our plans for our other spectrum holdings develop, we plan to upgrade and expand our network to full 5G to support new use cases.  We currently expect expenditures for the Second Phase to be approximately $10 billion.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.  See Note 10  “Commitments and Contingencies – DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly.  See Note 10  “Commitments and Contingencies – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Recent Developments

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described in our public filings.  In October 2016, AT&T announced its acquisition of Time Warner, which was completed in June 2018.  In December 2017, Walt Disney Company announced its acquisition of certain assets of Twenty-First Century Fox, Inc., which was completed in March 2019.  These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.  For example, in connection with AT&T’s acquisition of Time Warner, Turner sent all of its distributors written, irrevocable offers to submit disputes over the price and other terms of Turner programming to binding arbitration and to guarantee continued access to that programming while any arbitration is pending.  However, in October 2018, AT&T removed its HBO and Cinemax channels, which are not part of Turner, from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract.

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

We implement new marketing promotions from time to time that are intended to increase our Pay-TV subscriber activations.  For our DISH TV services, we have launched various marketing promotions offering certain DISH TV programming packages without a price increase for a commitment period.  We also launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of nine themed add-on channel packs, which include, among others, local broadcast networks and kids and general entertainment programming.  Subscribers can also add or remove additional channel packs to best suit their entertainment needs.  During 2017, we launched “Tuned In To You” and during 2019 we launched the “Tuned In To You 2.0” campaign which further amplifies our commitment to customer satisfaction.  While we plan to implement these and other new marketing efforts for our DISH TV services, there can be no assurance that we will ultimately be successful in increasing our gross new DISH TV subscriber activations.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

For our Sling TV services, we offer a personalized TV experience with a customized channel line-up and two of the lowest priced multichannel live-linear online streaming services in the industry, our Sling Orange service and our Sling Blue service.  During 2018, we launched our “We are Slingers” campaign.  While we plan to implement this and other new marketing efforts for our Sling TV services, there can be no assurance that we will ultimately be successful in increasing our net Sling TV subscriber activations.

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

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire.    In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  In June 2018 and November 2018, Univision Communications Inc. (“Univision”) removed certain of its channels from our DISH TV and Sling TV programming lineup.  On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain of these Univision channels to our DISH TV programming lineup.    In October 2018, AT&T removed its HBO and Cinemax channels from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract.  AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to subscribers of its streaming service AT&T’s “Watch TV.”  We experienced a higher DISH TV churn rate, higher net Pay-TV subscriber losses and lower gross new DISH TV subscriber activations during the third and fourth quarter 2018 and continuing into the first quarter 2019, when Univision and AT&T removed certain of their channels from our DISH TV and Sling TV programming lineup.  There can be no assurance that the removal of the AT&T channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

While we have made improvements in responding to and dealing with customer service issues, we continue to focus on the prevention of these issues, which is critical to our business, financial condition and results of operations.  To improve our operational performance, we continue to make investments in staffing, training, information systems, and other initiatives, primarily in our call center and Smart Home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run.  We cannot be certain, however, that our spending will ultimately be successful in improving our operational performance.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” includes the cost of leasing satellite and transponder capacity from EchoStar and the cost of telemetry, tracking and control and other professional services provided to us by EchoStar.  “Satellite and transmission expenses” also includes the cost of digital broadcast operations, executory costs associated with finance leases and costs associated with transponder leases and other related services.  In addition, “Satellite and transmission expenses” includes costs associated with our Sling TV services including, among other things, streaming delivery technology and infrastructure.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH TV SAC.    Subscriber acquisition cost measures are commonly used by those evaluating traditional companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new DISH TV subscriber activation,” or DISH TV SAC, and we believe presentations of pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.   Our DISH TV SAC is calculated as “Subscriber acquisition costs,” excluding “Subscriber acquisition costs” associated with our Sling TV services, plus capitalized payments made under certain sales incentive programs, excluding amortization related to these payments, plus the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations.  We include all the costs of acquiring DISH TV subscribers (e.g., subsidized and capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new DISH TV subscribers in our calculation, including DISH TV subscribers added with little or no subscriber acquisition costs.

General and administrative expenses.  “General and administrative expenses” consists primarily of employee-related costs associated with administrative services such as legal, information systems, and accounting and finance.  It also includes outside professional fees (e.g., legal, information systems and accounting services) and other items associated with facilities and administration.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense (net of capitalized interest), prepayment premiums, amortization of debt discounts and debt issuance costs associated with our long-term debt, and interest expense associated with our finance lease obligations.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our capitalized interest policy.

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

DISH TV subscribers.  We include customers obtained through direct sales, independent third-party retailers and other independent third-party distribution relationships in our DISH TV subscriber count.  We also provide DISH TV services to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH TV subscriber count.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018.

	For the Three Months Ended March 31,		Variance
Statements of Operations Data	2019	2018	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,147,770	$3,422,704	$(274,934)	(8.0)
Equipment sales and other revenue	39,374	35,783	3,591	10.0
Total revenue	3,187,144	3,458,487	(271,343)	(7.8)

Costs and Expenses:
Subscriber-related expenses	2,005,007	2,184,951	(179,944)	(8.2)
% of Subscriber-related revenue	63.7%	63.8%
Satellite and transmission expenses	139,501	153,644	(14,143)	(9.2)
% of Subscriber-related revenue	4.4%	4.5%
Cost of sales - equipment and other	40,384	31,626	8,758	27.7
Subscriber acquisition costs	193,899	196,011	(2,112)	(1.1)
General and administrative expenses	198,914	169,777	29,137	17.2
% of Total revenue	6.2%	4.9%
Depreciation and amortization	153,139	192,972	(39,833)	(20.6)
Total costs and expenses	2,730,844	2,928,981	(198,137)	(6.8)

Operating income (loss)	456,300	529,506	(73,206)	(13.8)

Other Income (Expense):
Interest income	15,167	9,317	5,850	62.8
Interest expense, net of amounts capitalized	(5,921)	(2,957)	(2,964)	*
Other, net	9,088	(34,808)	43,896	*
Total other income (expense)	18,334	(28,448)	46,782	*

Income (loss) before income taxes	474,634	501,058	(26,424)	(5.3)
Income tax (provision) benefit, net	(113,335)	(115,737)	2,402	2.1
Effective tax rate	23.9%	23.1%
Net income (loss)	361,299	385,321	(24,022)	(6.2)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	21,538	17,761	3,777	21.3
Net income (loss) attributable to DISH Network	$339,761	$367,560	$(27,799)	(7.6)

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.063	13.148	(1.085)	(8.3)
DISH TV subscribers, as of period end (in millions)	9.639	10.845	(1.206)	(11.1)
Sling TV subscribers, as of period end (in millions)	2.424	2.303	0.121	5.3
Pay-TV subscriber additions (losses), net (in millions)	(0.259)	(0.094)	(0.165)	*
DISH TV subscriber additions (losses), net (in millions)	(0.266)	(0.185)	(0.081)	(43.8)
Sling TV subscriber additions (losses), net (in millions)	0.007	0.091	(0.084)	(92.3)
Pay-TV ARPU	$85.03	$84.50	$0.53	0.6
DISH TV subscriber additions, gross (in millions)	0.243	0.297	(0.054)	(18.2)
DISH TV churn rate	1.74%	1.47%	0.27%	18.4
DISH TV SAC	$828	$707	$121	17.1
EBITDA	$596,989	$669,909	$(72,920)	(10.9)

* Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV subscribers.  We lost approximately 259,000 net Pay-TV subscribers during the three months ended March 31, 2019 compared to the loss of approximately 94,000 net Pay-TV subscribers during the same period in 2018.  The increase in net Pay-TV subscriber losses during the three months ended March 31, 2019  resulted from fewer net Sling TV subscriber additions and higher net DISH TV subscriber losses.  Our net Pay-TV subscriber losses during the three months ended March 31, 2019  were negatively impacted by Univision and AT&T’s removal of certain of their channels from our DISH TV and Sling TV programming lineup.    As a result, we experienced higher net Pay-TV subscriber losses beginning in the second half of 2018 and continuing into the first quarter 2019.  On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain Univision channels to our DISH TV programming lineup.   We lost approximately 266,000 net DISH TV subscribers during the three months ended March 31, 2019 compared to the loss of approximately 185,000 net DISH TV subscribers during the same period in 2018.  This increase in net DISH TV subscriber losses resulted from lower gross new DISH TV subscriber activations.  We added approximately 7,000 net Sling TV subscribers during the three months ended March 31, 2019 compared to the addition of approximately 91,000 net Sling TV subscribers during the same period in 2018.  This decrease in net Sling TV subscriber additions is primarily related to increased competition, including competition from other OTT service providers, and the impact from Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above.

Our DISH TV churn rate for the three months ended March 31, 2019 was 1.74% compared to 1.47% for the same period in 2018.  Our DISH TV churn rate for the three months ended March 31, 2019 was negatively impacted by Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above, partially offset by the positive impact from our emphasis on acquiring and retaining higher quality subscribers.  Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the three months ended March 31, 2019, we activated approximately 243,000 gross new DISH TV subscribers compared to approximately 297,000 gross new DISH TV subscribers during the same period in 2018, a decrease of 18.2%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers;  increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers; and Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.148 billion for the three months ended March 31, 2019, a decrease of $275 million or 8.0% compared to the same period in 2018.  The decrease in “Subscriber-related revenue” from the same period in 2018 was primarily related to a lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU discussed below.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $85.03 during the three months ended March 31, 2019 versus $84.50 during the same period in 2018.  The $0.53 or 0.6% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2019 and 2018 and an increase in revenue per subscriber related to our Sling TV services.  The increases were partially offset by an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base, a decrease in revenue related to premium channels and a shift in DISH TV programming package mix to lower priced programming packages.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.005 billion during the three months ended March 31, 2019, a decrease of $180 million or 8.2% compared to the same period in 2018.  The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber.  Programming costs per subscriber during the three months ended March 31, 2019 increased due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  This increase was partially offset by the reduction in programming costs per subscriber related to AT&T and Univision’s removal of certain of their channels from our programming lineup.  “Subscriber-related expenses” represented 63.7% and 63.8% of “Subscriber-related revenue” during the three months ended March 31, 2019 and 2018, respectively.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $140 million during the three months ended March 31, 2019, a decrease of $14 million or 9.2% compared to the same period in 2018.  The decrease in “Satellite and transmission expenses” was primarily related to a decrease in transponder capacity leased from EchoStar resulting from the expiration of the EchoStar VII satellite capacity agreement on June 30, 2018.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $194 million during the three months ended March 31, 2019, a decrease of $2 million or 1.1% compared to the same period in 2018.  This change was primarily attributable to fewer gross new DISH TV subscriber activations, partially offset by the increase in DISH TV SAC, discussed below.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH TV SAC.  DISH TV SAC was $828 during the three months ended March 31, 2019 compared to $707 during the same period in 2018, an increase of $121 or 17.1%.  This change was primarily attributable to an increase in hardware costs and advertising costs per activation.  The increase in hardware costs resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts. In addition, the first quarter 2018 was positively impacted by the reactivation of certain subscribers in Puerto Rico related to Hurricane Maria.  The expenses we incurred for these reactivations were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV subscriber activations during the three months ended March 31, 2018.

During the three months ended March 31, 2019 and 2018, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $34 million and $21 million, respectively.  This increase in capital expenditures resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts.

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

Depreciation and amortization.  “Depreciation and amortization” expense totaled $153 million during the three months ended March 31, 2019, a $40 million or 20.6% decrease compared to the same period in 2018.  This change was primarily driven by a  decrease in depreciation expense resulting from a gain on an asset sale during the three months ended March 31, 2019 and a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

General and administrative expenses.  “General and administrative expenses” totaled $199 million during the three months ended March 31, 2019, a $29 million or 17.2% increase compared to the same period in 2018.  This increase was primarily driven by litigation accruals recorded during 2019 and an increase in expense related to our wireless projects.  The three months ended March 31, 2018 was positively impacted by the reimbursement of legal fees.

Other, net.  “Other, net” income was $9 million during the three months ended March 31, 2019 compared to expense of $35 million for the same period in 2018.  This change primarily resulted from a decrease in net unrealized losses on our marketable investment securities.  See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $597 million during the three months ended March 31, 2019,  a decrease of $73 million or 10.9% compared to the same period in 2018.  The decrease in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  EBITDA for the three months ended March 31, 2019 was positively impacted by “Other, net” income of $9 million.  EBITDA for the three months ended March 31, 2018 was negatively impacted by “Other, net” expense of $35 million.  The following table reconciles EBITDA to the accompanying financial statements.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
EBITDA	$596,989	$669,909
Interest, net	9,246	6,360
Income tax (provision) benefit, net	(113,335)	(115,737)
Depreciation and amortization	(153,139)	(192,972)
Net income (loss) attributable to DISH Network	$339,761	$367,560

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities.  As of March 31, 2019, our cash, cash equivalents and current marketable investment securities totaled $2.393 billion compared to $2.069 billion as of December 31, 2018, an increase of $324 million.  This increase in cash, cash equivalents and current marketable investment securities primarily resulted from cash generated from operating activities of $733 million, partially offset by $22 million of repurchases of our 7 7/8% Senior Notes due 2019 in open market trades and capital expenditures of $411 million (including capitalized interest related to FCC authorizations).

Cash Flow

The following discussion highlights our cash flow activities during the three months ended March 31, 2019.

Cash flows from operating activities

For the three months ended March 31, 2019, we reported “Net cash flows from operating activities” of $733 million primarily attributable to $566 million of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments” and “Deferred tax expense (benefit).”  In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments.

Cash flows from investing activities

For the three months ended March 31, 2019, we reported outflows from “Net cash flows from investing activities” of $40 million primarily related to capital expenditures of $411 million (including capitalized interest related to FCC authorizations), partially offset by $368 million in net sales of marketable investment securities.  The capital expenditures included $290 million of capitalized interest related to FCC authorizations, $61 million for new and existing DISH TV subscriber equipment and $60 million of other corporate capital expenditures.

Cash flows from financing activities

For the three months ended March 31, 2019, we reported inflows from “Net cash flows from financing activities” of $5 million primarily related to other financing inflows, partially offset by the $22 million of repurchases of our 7 7/8% Senior Notes due 2019 in open market trades.

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

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Free cash flow	$322,295	$387,027
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	410,634	364,524
Net cash flows from operating activities	$732,929	$751,551

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

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our DISH TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  To the extent we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our subscriber-related margins.  To the extent our “Subscriber-related expenses” grow faster than our “Subscriber-related revenue,” the amount of cash flow that is generated per existing subscriber is reduced.  Our subscriber-related margins have been reduced by, among other things, a shift to lower priced Pay-TV programming packages and higher programming costs.  The third factor is the rate at which we acquire new subscribers.  The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers.  Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period.  Finally, our future cash flow is impacted by the rate at which we make general investments (including significant investments in wireless), incur expenditures related to the commercialization of our wireless licenses (including any expenditures associated with the deployment of our wireless networks), incur litigation expense, and any cash flow from financing activities.  Declines in our Pay-TV subscriber base and subscriber related-margins continue to negatively impact our cash flow, and there can be no assurances that these declines will not continue.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Subscriber Base

Pay-TV subscribers.    We lost approximately 259,000 net Pay-TV subscribers during the three months ended March 31, 2019 compared to the loss of approximately 94,000 net Pay-TV subscribers during the same period in 2018.  The increase in net Pay-TV subscriber losses during the three months ended March 31, 2019  resulted from fewer net Sling TV subscriber additions and higher net DISH TV subscriber losses.  Our net Pay-TV subscriber losses during the three months ended March 31, 2019  were negatively impacted by Univision and AT&T’s removal of certain of their channels from our DISH TV and Sling TV programming lineup.  As a result, we experienced higher net Pay-TV subscriber losses beginning in the second half of 2018 and continuing into the first quarter 2019.  On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain Univision channels to our DISH TV programming lineup.  We lost approximately 266,000 net DISH TV subscribers during the three months ended March 31, 2019 compared to the loss of approximately 185,000 net DISH TV subscribers during the same period in 2018.  This increase in net DISH TV subscriber losses resulted from lower gross new DISH TV subscriber activations.  We added approximately 7,000 net Sling TV subscribers during the three months ended March 31, 2019 compared to the addition of approximately 91,000 net Sling TV subscribers during the same period in 2018.  This decrease in net Sling TV subscriber additions is primarily related to increased competition, including competition from other OTT service providers, and the impact from Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above.    See “Results of Operations” above for further information.

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

Obligations and Future Capital Requirements

We expect to fund our future working capital, capital expenditures and debt service requirements from cash generated from operations, existing cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital.  The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.  Certain of our capital expenditures for 2019 are expected to be driven by the costs associated with subscriber premises equipment.  These expenditures are necessary to operate and maintain our DISH TV services.  Consequently, we consider them to be non-discretionary.  Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty.  Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.  In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow.  In addition, the rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $341 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations. In addition, we expect to incur capital expenditures in 2019 related to the commercialization of our existing wireless spectrum licenses, including capital expenditures associated with our wireless projects and potential purchase of additional wireless spectrum licenses discussed below.  The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including a reduction in our available future cash flows, could require that we raise additional capital in the future.

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

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements.  In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  We expect to complete the First Phase by March 2020, with subsequent phases to be completed thereafter.  As of March 31, 2019, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase is now complete, we have secured certain tower sites, and we are in the process of identifying and securing additional tower sites.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The core network has been installed and commissioned.  We installed the first base stations on sites in 2018, and plan to continue deployment until complete.   We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020.  We expect the Second Phase to follow once the 3GPP Release 16 is standardized and as our plans for our other spectrum holdings develop, we plan to upgrade and expand our network to full 5G to support new use cases.  We currently expect expenditures for the Second Phase to be approximately $10 billion.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers.

See Note 10  “Commitments and Contingencies – DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

The AWS-3 Licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from us, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential Northstar Re-Auction Payment and SNR Re-Auction Payment for the AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any loans, equity contributions or partnerships could vary significantly.  See Note 10  “Commitments and Contingencies – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Debt Maturity

During the year ended December 31, 2018 and the three months ended March 31, 2019, we repurchased $83 million and $22 million, respectively, of our 7 7/8% Senior Notes due 2019 in open market trades.  The remaining balance of $1.295 billion matures on September 1, 2019.  We expect to fund the remaining obligation from cash and marketable investment securities balances at that time.  But, depending on market conditions, we may refinance the remaining obligation in whole or in part.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2019.  For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART II — OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

See Note 10  “Commitments and Contingencies – Litigation” in the Notes to our Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018 include a detailed discussion of our risk factors.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from January 1, 2019 through March 31, 2019:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)
	(In thousands, except share data)
January 1, 2019 - January 31, 2019	—	$—	—	$1,000,000
February 1, 2019 - February 28, 2019	—	$—	—	$1,000,000
March 1, 2019 - March 31, 2019	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)

On October 29, 2018, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2019.  Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.EXHIBITS

(a)Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2019 filed on  May 3, 2019, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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
(Principal Financial Officer)

Date:  May 3, 2019