Form 10-Q
period 2019-06-30
DISH Network CORP
filed 2019-07-29
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

As of July 22, 2019, the registrant’s outstanding common stock consisted of 231,528,662 shares of Class A common stock and 238,435,208 shares of Class B common stock.

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

Competition and Economic Risks

●	As the pay-TV industry has matured and bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive, we face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

●	Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

●	Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	Our over-the-top (“OTT”) Sling TV Internet-based services face certain risks, including, among others, significant competition.

●	If government regulations relating to the Internet change, we may need to alter the manner in which we conduct our Sling TV business, and/or incur greater operating expenses to comply with those regulations.

●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our business.

●	We face increasing competition from other distributors of unique programming services such as foreign language, sports programming and original content that may limit our ability to maintain subscribers that desire these unique programming services.

i

Operational and Service Delivery Risks

●	If our operational performance and customer satisfaction were to deteriorate, our subscriber activations and our subscriber churn rate may be negatively impacted, which could in turn adversely affect our revenue.

●	If our subscriber activations continue to decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

●	Programming expenses are increasing and may adversely affect our future financial condition and results of operations.

●	We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to certain programming, our subscriber activations and our subscriber churn rate may be negatively impacted.

●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

●	We may be required to make substantial additional investments to maintain competitive programming offerings.

●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

●	We currently depend on EchoStar to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

●	Technology in the pay-TV industry changes rapidly, and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services, and our failure to do so could cause our products and services to become obsolete and could negatively impact our business.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems and security access devices, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	We rely on a few suppliers and in some cases a single supplier for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

●	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

●	We depend on independent third parties to solicit orders for our DISH TV services that represent a meaningful percentage of our total gross new DISH TV subscriber activations.

●	We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH TV services.

●	Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

●	Satellite anomalies or technological failures could adversely affect the value of a particular satellite or result in a complete loss. Some of the satellites being acquired in the BSS Acquisition have experienced anomalies that may affect their useful lives or prohibit us from operating them to their currently expected capacity, and one or more of the satellites may suffer a technological failure, either of which could have an adverse effect on our business, financial condition and results of operations.

●	We generally do not carry commercial in-orbit insurance on any of the satellites that we use and could face significant impairment charges if any of its owned satellites fail.

●	We may have potential conflicts of interest with EchoStar due to our common ownership and management.

●	We rely on key personnel and the loss of their services may negatively affect our business.

Acquisition and Capital Structure Risks

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets. In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses.

●	We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition.

●	To the extent that we commercialize our wireless spectrum licenses, we will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

●	Our wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The failure to meet such build-out and/or renewal requirements may have a material adverse effect on our business, results of operations and financial condition.

●	We rely on highly skilled personnel for our wireless business, including without limitation our ability to meet build-out requirements, and if we are unable to hire and retain key personnel or hire qualified personnel then our wireless business may be adversely affected.

●	The Prepaid Business Sale may not be completed on the terms or timeline currently contemplated, or at all, as we and the Sellers may be unable to satisfy the conditions or obtain the approvals required to complete the Prepaid Business Sale or such approvals may contain material restrictions or conditions.
●	We may fail to realize all of the anticipated benefits of the Prepaid Business Sale.

●	The BSS Acquisition may not be completed on the terms or timeline currently contemplated, or at all, as we and EchoStar may be unable to satisfy the conditions or obtain the approvals required to complete the BSS Acquisition or such approvals may contain material restrictions or conditions.

●	The integration of the BSS Business may not be as successful as anticipated.

●	We may fail to realize all of the anticipated benefits of the BSS Acquisition.

●	Despite the acquisition of additional satellites as part of the BSS Acquisition, following closing we will continue to have limited satellite capacity, and failures or reduced capacity could adversely affect our DISH TV services.

●	Current DISH Network stockholders will have reduced ownership and voting interest in and will exercise less influence over management of DISH Network following the Transactions.

●	While the BSS Acquisition is pending, we are subject to certain interim operating covenants, including a covenant that requires us to maintain our business in the ordinary course, all of which could prohibit us from taking certain actions that might otherwise be beneficial to us and our stockholders.

●	If we were to take certain actions that could cause the Distribution to become taxable to EchoStar, we may be required to indemnify EchoStar for any resulting tax liability, and the indemnity amounts could be substantial.

●	We may incur significant transaction, merger-related and restructuring costs in connection with the Transactions.

●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.

●	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	We have substantial debt outstanding and may incur additional debt.

●	The conditional conversion features of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”) and our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024,” and collectively with the Convertible Notes due 2026, the “Convertible Notes”), if triggered, may adversely affect our financial condition.

●	The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and our Class A common stock.

●	We are subject to counterparty risk with respect to the convertible note hedge transactions.

●	From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs, including investments in public companies that are highly speculative and have experienced and continue to experience volatility.

●	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure.

●	We are controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	The rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $341 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

●	Our business may be materially affected by the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). Negative or unexpected tax consequences could adversely affect our business, financial condition and results of operations.

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	Our ability to distribute video content via the Internet, including our Sling TV services, involves regulatory risk.

●	Changes in the Cable Act of 1992 (“Cable Act”), and/or the rules of the Federal Communications Commission (“FCC”) that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates.

●	The injunction against our retransmission of distant networks, which is currently waived, may be reinstated.

●	We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

●	Our DISH TV services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

●	We are subject to digital high-definition (“HD”) “carry-one, carry-all” requirements that cause capacity constraints.

●	Our business, investor confidence in our financial results and stock price may be adversely affected if our internal controls are not effective.

●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

v

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$1,901,064	$887,346
Marketable investment securities	831,318	1,181,471
Trade accounts receivable, net of allowance for doubtful accounts of $18,075 and $16,966, respectively	584,116	639,855
Inventory	331,138	290,733
Other current assets	270,219	289,800
Total current assets	3,917,855	3,289,205

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	68,539	67,597
Property and equipment, net	1,895,338	1,928,180
FCC authorizations	25,236,938	24,736,961
Other investment securities	163,793	118,992
Operating lease assets	679,412	—
Other noncurrent assets, net	322,241	446,077
Total noncurrent assets	28,366,261	27,297,807
Total assets	$32,284,116	$30,587,012

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$361,048	$233,753
Deferred revenue and other	667,190	655,312
Accrued programming	1,465,799	1,474,207
Accrued interest	268,924	268,479
Other accrued expenses	1,016,087	802,388
Current portion of long-term debt and finance lease obligations	2,416,453	1,341,993
Total current liabilities	6,195,501	4,776,132

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	12,747,010	13,810,784
Deferred tax liabilities	2,589,197	2,474,907
Operating lease liabilities	455,917	—
Long-term deferred revenue and other long-term liabilities	461,284	470,932
Total long-term obligations, net of current portion	16,253,408	16,756,623
Total liabilities	22,448,909	21,532,755

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	504,696	460,068

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 231,526,234 and 229,448,857 shares issued and outstanding, respectively	2,315	2,295
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	3,457,135	3,379,093
Accumulated other comprehensive income (loss)	149	(874)
Accumulated earnings (deficit)	5,869,594	5,212,790
Total DISH Network stockholders’ equity (deficit)	9,331,577	8,595,688
Noncontrolling interests	(1,066)	(1,499)
Total stockholders’ equity (deficit)	9,330,511	8,594,189
Total liabilities and stockholders’ equity (deficit)	$32,284,116	$30,587,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Subscriber-related revenue	$3,162,572	$3,419,760	$6,310,342	$6,842,464
Equipment sales and other revenue	48,740	41,085	88,114	76,868
Total revenue	3,211,312	3,460,845	6,398,456	6,919,332

Costs and Expenses (exclusive of depreciation shown separately below - Note 7):
Subscriber-related expenses	2,000,961	2,159,427	4,005,968	4,344,378
Satellite and transmission expenses	138,008	146,052	277,509	299,696
Cost of sales - equipment and other	51,073	36,117	91,457	67,743
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	3,007	9,108	9,524	25,038
Other subscriber acquisition costs	108,289	68,734	188,764	145,806
Subscriber acquisition advertising	126,782	105,420	233,689	208,429
Total subscriber acquisition costs	238,078	183,262	431,977	379,273
General and administrative expenses	202,758	190,625	401,672	360,402
Depreciation and amortization (Note 7)	149,702	172,702	302,841	365,674
Total costs and expenses	2,780,580	2,888,185	5,511,424	5,817,166

Operating income (loss)	430,732	572,660	887,032	1,102,166

Other Income (Expense):
Interest income	18,476	10,619	33,643	19,936
Interest expense, net of amounts capitalized	(5,650)	(2,865)	(11,571)	(5,822)
Other, net	2,832	21,432	11,920	(13,376)
Total other income (expense)	15,658	29,186	33,992	738

Income (loss) before income taxes	446,390	601,846	921,024	1,102,904
Income tax (provision) benefit, net	(105,824)	(141,560)	(219,159)	(257,297)
Net income (loss)	340,566	460,286	701,865	845,607
Less: Net income (loss) attributable to noncontrolling interests, net of tax	23,523	21,569	45,061	39,330
Net income (loss) attributable to DISH Network	$317,043	$438,717	$656,804	$806,277

Weighted-average common shares outstanding - Class A and B common stock:
Basic	469,655	467,425	468,809	467,036
Diluted	527,983	525,849	527,107	525,607

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.68	$0.94	$1.40	$1.73
Diluted net income (loss) per share attributable to DISH Network	$0.60	$0.83	$1.25	$1.53

Comprehensive Income (Loss):
Net income (loss)	$340,566	$460,286	$701,865	$845,607
Other comprehensive income (loss):
Foreign currency translation adjustments	138	(657)	185	(257)
Unrealized holding gains (losses) on available-for-sale securities	385	49	1,391	154
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(296)	(3)	(296)	(5)
Deferred income tax (expense) benefit, net	(21)	(13)	(257)	(39)
Total other comprehensive income (loss), net of tax	206	(624)	1,023	(147)
Comprehensive income (loss)	340,772	459,662	702,888	845,460
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	23,523	21,569	45,061	39,330
Comprehensive income (loss) attributable to DISH Network	$317,249	$438,093	$657,827	$806,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2017	$4,664	$3,296,488	$882	$3,635,380	$492	$6,937,906	$383,390
Issuance of Class A common stock:
Exercise of stock awards	2	3,535	—	—	—	3,537	—
Employee Stock Purchase Plan	2	4,452	—	—	—	4,454	—
Non-cash, stock-based compensation	—	9,060	—	—	—	9,060	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	103	—	—	103	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(26)	—	—	(26)	—
Foreign currency translation	—	—	400	—	—	400	—
ASU 2014-09 cumulative catch-up adjustment	—	—	—	2,320	—	2,320	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(51)	(51)	17,812
Net income (loss) attributable to DISH Network	—	—	—	367,560	—	367,560	—
Balance, March 31, 2018	$4,668	$3,313,535	$1,359	$4,005,260	$441	$7,325,263	$401,202
Issuance of Class A common stock:
Exercise of stock awards	—	(107)	—	—	—	(107)	—
Employee benefits	6	27,315	—	—	—	27,321	—
Employee Stock Purchase Plan	1	3,845	—	—	—	3,846	—
Non-cash, stock-based compensation	—	9,712	—	—	—	9,712	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	46	—	—	46	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(13)	—	—	(13)	—
Foreign currency translation	—	—	(657)	—	—	(657)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	2,191	2,191	19,378
Net income (loss) attributable to DISH Network	—	—	—	438,717	—	438,717	—
Other	—	—	—	—	(192)	(192)	—
Balance, June 30, 2018	$4,675	$3,354,300	$735	$4,443,977	$2,440	$7,806,127	$420,580

Balance, December 31, 2018	$4,679	$3,379,093	$(874)	$5,212,790	$(1,499)	$8,594,189	$460,068
Issuance of Class A common stock:
Exercise of stock awards	—	227	—	—	—	227	—
Employee Stock Purchase Plan	2	4,520	—	—	—	4,522	—
Non-cash, stock-based compensation	—	11,537	—	—	—	11,537	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	1,006	—	—	1,006	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(236)	—	—	(236)	—
Foreign currency translation	—	—	47	—	—	47	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	164	164	21,374
Net income (loss) attributable to DISH Network	—	—	—	339,761	—	339,761	—
Balance, March 31, 2019	$4,681	$3,395,377	$(57)	$5,552,551	$(1,335)	$8,951,217	$481,442
Issuance of Class A common stock:
Exercise of stock awards	6	18,620	—	—	—	18,626	—
Employee benefits	11	26,993	—	—	—	27,004	—
Employee Stock Purchase Plan	1	4,040	—	—	—	4,041	—
Non-cash, stock-based compensation	—	12,105	—	—	—	12,105	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	89	—	—	89	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(21)	—	—	(21)	—
Foreign currency translation	—	—	138	—	—	138	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	269	269	23,254
Net income (loss) attributable to DISH Network	—	—	—	317,043	—	317,043	—
Other	—	—	—	—	—	—	—
Balance, June 30, 2019	$4,699	$3,457,135	$149	$5,869,594	$(1,066)	$9,330,511	$504,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$701,865	$845,607
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	302,841	365,674
Realized and unrealized losses (gains) on investments	(3,455)	17,425
Non-cash, stock-based compensation	23,642	18,772
Deferred tax expense (benefit)	114,033	196,707
Other, net	(24,602)	(65,625)
Changes in current assets and current liabilities, net	231,995	(53,222)
Net cash flows from operating activities	1,346,319	1,325,338

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(512,742)	(523,948)
Sales and maturities of marketable investment securities	868,069	461,152
Purchases of property and equipment	(281,722)	(168,119)
Capitalized interest related to FCC authorizations (Note 2)	(445,684)	(472,773)
Other, net	10,509	6,225
Net cash flows from investing activities	(361,570)	(697,463)

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes	(22,365)	(1,088,392)
Repayment of long-term debt and finance lease obligations	(11,506)	(20,152)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	27,416	11,730
Other, net	49,501	(2,760)
Net cash flows from financing activities	43,046	(1,099,574)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	1,027,795	(471,699)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	887,924	1,479,901
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$1,915,719	$1,008,202

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, Smart Home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. See Note 2 and Note 13 for further information. The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming OTT Internet-based domestic, international and Latino video programming services (“Sling TV”). As of June 30, 2019, we had 12.032 million Pay-TV subscribers in the United States, including 9.560 million DISH TV subscribers and 2.472 million Sling TV subscribers.

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

Recent Developments

On May 19, 2019, we and our wholly-owned subsidiary BSS Merger Sub Inc., (“Merger Sub”), entered into a Master Transaction Agreement (the “Master Transaction Agreement”) with EchoStar and EchoStar BSS Corporation, a wholly-owned subsidiary of EchoStar (“Newco”).

Pursuant to the Master Transaction Agreement, among other things: (i) EchoStar will carry out an internal reorganization in which certain assets and liabilities of the EchoStar Satellite Services segment, the business segment of EchoStar that provides broadcast satellite operations and satellite services, as well as certain related licenses, real estate properties and employees (together, the “BSS Business”) will be transferred to Newco (the “Pre-Closing Restructuring”); (ii) EchoStar will distribute all outstanding shares of common stock, par value $0.001 per share, of Newco (such stock, “Newco Common Stock”) on a pro rata basis (the “Distribution”), to the holders of record of Class A common stock, par value $.001 per share, of EchoStar and Class B common stock, par value $.001 per share, of EchoStar; and (iii) upon the consummation of the Pre-Closing Restructuring and the Distribution, Merger Sub will merge with and into Newco (the “Merger”) such that, upon consummation of the Merger, Merger Sub will cease to exist and Newco will continue as our wholly-owned subsidiary.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As consideration for the Merger, shares of Newco Common Stock issued and outstanding will be converted into and exchangeable for newly-issued shares of our Class A common stock. As a result, we will be issuing an additional 22,937,188 shares of our Class A common stock to Newco’s stockholders (as of the record date for the Distribution) as consideration for the BSS Business.  The transaction is intended to be structured as a tax-free spin-off and merger.

The closing of the Merger is subject to certain conditions, including, among others, receipt of necessary government approvals pertaining to certain assets being transferred, including the Federal Communications Commission and Anatel, as well as the registration and listing of our common stock being issued to Newco stockholders and the receipt of tax opinions from our and EchoStar’s respective counsel regarding the tax treatment of the Merger. In addition, we may terminate the Master Transaction Agreement for an incurable breach of the agreement by EchoStar or Newco.  Similarly, EchoStar may terminate the Master Transaction Agreement for an incurable breach of the agreement by us or Merger Sub.

In addition, the Master Transaction Agreement contemplates that at closing of the Merger, we, EchoStar and, as relevant, certain of our or their respective subsidiaries, will enter into ancillary agreements involving tax, employment and intellectual property matters, which are anticipated to set forth certain rights and obligations of us and EchoStar and our and their respective subsidiaries related to the Merger with respect to, among other things: (i) the payment of tax liability refunds, and the filing of tax returns related to Newco and the BSS Business; (ii) the allocation of employment-related assets and liabilities between us and EchoStar; (iii) certain employee compensation, equity awards, benefit plans, programs and arrangements relating to employees who are expected to be transferred to us pursuant to the Merger; (iv) a cross-license between us and EchoStar for certain intellectual property either transferred to us as part of the Merger or retained by EchoStar that is also used in the BSS Business; and (v) the provision of certain telemetry, tracking and control services by us and our subsidiaries to EchoStar and its subsidiaries.

The Merger will be accounted for as an asset purchase, as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets. As the Merger is between entities that are under common control, we will record the asset and liabilities received under the Merger at EchoStar’s historical cost basis, with the offsetting amount recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

The description of the Master Transaction Agreement in this section is qualified in its entirety by reference to the complete text of the Master Transaction Agreement, a copy of which is filed as an exhibit hereto, and is incorporated by reference herein in its entirety.

Wireless

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”), which is the first phase of our network deployment (“First Phase”). We expect to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. As of June 30, 2019, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, Radio Frequency (“RF”) design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase is now complete, we have secured certain tower sites, and we are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  We installed the first base stations on sites in 2018, and plan to continue deployment until complete.  We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. See Note 10 for further information.

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

Fair Value Measurements

We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. We apply the following hierarchy in determining fair value:

●	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;
●	Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and derivative financial instruments indexed to marketable investment securities; and
●	Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

As of June 30, 2019 and December 31, 2018, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 5 for the fair value of our marketable investment securities and derivative financial instruments.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the three months ended June 30, 2019 and 2018, we capitalized $55 million and $49 million, respectively, under these programs.  The amortization expense related to these programs was $17 million and $5 million, respectively, for the three months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, we capitalized $92 million and $90 million, respectively, under these programs. The amortization expense related to these programs was $31 million and $8 million, respectively, for the six months ended June 30, 2019 and 2018, respectively.   As of June 30, 2019 and December 31, 2018, we had a total of $230 million and $169 million capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

We lease certain assets from EchoStar, including, among other things, satellites, office space and data centers. See Note 13 for further information on our Related Party Transactions with EchoStar. On May 19, 2019, we entered into a Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement, certain satellites and real estate assets leased from EchoStar will be transferred to us. See Note 1 for further information on the Master Transaction Agreement.

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

The adoption of ASU 2016-02 impacted our June 30, 2019 Condensed Consolidated Balance Sheets, including the reclassification of our deferred rent liabilities to an operating lease asset, as follows:

Condensed Consolidated Balance Sheets	DISH Network (as would have been reported under previous standards)	Impact of adopting ASU 2016-02	DISH Network (as currently reported)
	(In thousands)
As of June 30, 2019
Operating lease assets	$—	$679,412	$679,412
Total assets	$31,604,704	$679,412	$32,284,116
Other accrued expenses	$792,106	$223,981	$1,016,087
Operating lease liabilities	$—	$455,917	$455,917
Long-term deferred revenue and other long-term liabilities	$461,770	$(486)	$461,284
Total liabilities	$21,769,497	$679,412	$22,448,909
Total stockholders' equity (deficit)	$9,330,511	$—	$9,330,511
Total liabilities and stockholders' equity (deficit)	$31,604,704	$679,412	$32,284,116

Research and Development

Research and development costs are expensed as incurred. Research and development costs totaled $6 million and $6 million for the three months ended June 30, 2019 and 2018, respectively. Research and development costs totaled $11 million and $12 million for the six months ended June 30, 2019 and 2018, respectively.

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

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net income (loss)	$340,566	$460,286	$701,865	$845,607
Less: Net income (loss) attributable to noncontrolling interests, net of tax	23,523	21,569	45,061	39,330
Net income (loss) attributable to DISH Network - Basic	317,043	438,717	656,804	806,277
Interest on dilutive Convertible Notes, net of tax (1)	—	—	—	—
Net income (loss) attributable to DISH Network - Diluted	$317,043	$438,717	$656,804	$806,277

Weighted-average common shares outstanding - Class A and B common stock:
Basic	469,655	467,425	468,809	467,036
Dilutive impact of Convertible Notes	58,192	58,192	58,192	58,192
Dilutive impact of stock awards outstanding	136	232	106	379
Diluted	527,983	525,849	527,107	525,607

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.68	$0.94	$1.40	$1.73
Diluted net income (loss) per share attributable to DISH Network	$0.60	$0.83	$1.25	$1.53

(1)	For both the three and six months ended June 30, 2019 and 2018, materially all of our interest expense was capitalized. See Note 2 for further information.

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

	As of June 30,
	2019	2018
	(In thousands)
Anti-dilutive stock awards	5,115	4,084
Performance based options (1)	8,582	4,921
Restricted Performance Units/Awards	1,589	1,926
Common stock warrants	46,029	46,029
Total	61,315	56,960

(1)	The increase in performance based options as of June 30, 2019 primarily resulted from the issuance of stock option awards as of October 1, 2018 under a long-term, performance-based stock incentive plan adopted on August 17, 2018 (the “2019 LTIP”).

4.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Cash paid for interest (including capitalized interest)	$445,713	$471,737
Cash received for interest	12,962	6,203
Cash paid for income taxes	18,350	18,217
Capitalized interest (1)	500,222	512,161
Employee benefits paid in Class A common stock	27,004	27,321
Reclassification of a receivable from noncurrent to current	140,810	—

(1)	See Note 2 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2019	2018
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$185	$193
Strategic - trading/equity (Note 2)	5	2,370
Other	831,128	1,178,908
Total current marketable investment securities	831,318	1,181,471
Restricted marketable investment securities (1)	53,884	67,019
Total marketable investment securities	885,202	1,248,490

Restricted cash and cash equivalents (1)	14,655	578

Other investment securities:
Other investment securities	163,793	118,992
Total other investment securities	163,793	118,992

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$1,063,650	$1,368,060

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of June 30, 2019, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2019 and December 31, 2018, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2019 and December 31, 2018, we had accumulated net unrealized gains of less than $1 million and accumulated net unrealized losses of $1 million, respectively. These amounts, net of related tax effect, were accumulated net unrealized gains of less than $1 million and accumulated net unrealized losses of $1 million, respectively. All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” The components of our available-for-sale investments are summarized in the table below.

	As of June 30, 2019				As of December 31, 2018
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$272,247	$181	$—	$181	$66,823	$40	$(19)	$21
Commercial paper	429,404	—	—	—	367,488	—	—	—
Corporate securities	177,221	133	—	133	805,259	91	(899)	(808)
Other	6,325	55	(7)	48	6,550	56	(2)	54
Total	$885,197	$369	$(7)	$362	$1,246,120	$187	$(920)	$(733)

As of June 30, 2019, restricted and non-restricted marketable investment securities included debt securities of $885 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$1,869,195	$156,544	$1,712,651	$—	$859,220	$30,858	$828,362	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$272,247	$272,247	$—	$—	$66,823	$66,823	$—	$—
Commercial paper	429,404	—	429,404	—	367,488	—	367,488	—
Corporate securities	177,221	—	177,221	—	805,259	—	805,259	—
Other	6,325	—	6,140	185	6,550	—	6,357	193

Equity securities	5	5	—	—	2,370	2,370	—	—
Total	$885,202	$272,252	$612,765	$185	$1,248,490	$69,193	$1,179,104	$193

During the six months ended June 30, 2019, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2019	2018	2019	2018
	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$838	$21,834	$3,894	$(14,709)
Costs related to early redemption of debt	—	(2,537)	(439)	(2,716)
Equity in earnings of affiliates	2,056	759	991	2,205
Other	(62)	1,376	7,474	1,844
Total	$2,832	$21,432	$11,920	$(13,376)

6.Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2019	2018
	(In thousands)
Finished goods	$270,807	$215,186
Work-in-process and service repairs	44,960	56,871
Raw materials	15,371	18,676
Total inventory	$331,138	$290,733

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			June 30,	December 31,
	(In Years)			2019	2018
				(In thousands)
Equipment leased to customers	2	-	5	$1,912,655	$2,016,965
EchoStar XV		15		277,658	277,658
EchoStar XVIII		15		411,255	411,255
D1		N/A		55,000	55,000
T1 (1)		14		66,071	100,000
Satellites acquired under finance lease agreements (2)	10	-	15	223,423	499,819
Furniture, fixtures, equipment and other	2	-	10	1,939,067	1,923,585
Buildings and improvements	4	-	40	287,194	290,650
Land		—		13,186	13,186
Construction in progress		—		187,112	100,560
Total property and equipment				5,372,621	5,688,678
Accumulated depreciation				(3,477,283)	(3,760,498)
Property and equipment, net				$1,895,338	$1,928,180

(1)	See Note 5 for further information on the transaction with TSI.
(2)	The Ciel II satellite was previously classified as a finance lease, however, as a result of an amendment, which was effective during the first quarter 2019, Ciel II is now accounted for as an operating lease.

Construction in progress consisted of the following:

	As of
	June 30,	December 31,
	2019	2018
	(In thousands)
Software	$36,907	$34,533
Wireless	130,710	53,466
Other	19,495	12,561
Total construction in progress	$187,112	$100,560

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Equipment leased to customers	$86,865	$111,877	$196,019	$222,398
Satellites	17,156	25,086	37,635	50,172
Buildings, furniture, fixtures, equipment and other	45,681	35,739	69,187	93,104
Total depreciation and amortization	$149,702	$172,702	$302,841	$365,674

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

As of June 30, 2019, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
		Degree	(Years)/Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15
EchoStar XVIII	June 2016	61.5	15

Leased from EchoStar (1):
EchoStar IX	August 2003	121	Month to month
EchoStar X (2)(4)	February 2006	110	February 2021
EchoStar XI (2)(4)	July 2008	110	September 2021
EchoStar XIV (2)(4)	March 2010	119	February 2023
EchoStar XVI (3)(4)	November 2012	61.5	January 2023
Nimiq 5 (4)	September 2009	72.7	September 2019
QuetzSat-1 (4)	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2020

(1)	See Note 13 for further information on our Related Party Transactions with EchoStar.
(2)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(3)	We have the option to renew this lease for an additional five-year period.
(4)	On May 19, 2019, we entered into a Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement, these satellites and satellite service agreements leased from EchoStar will be transferred to us. See Note 1 for further information on the Master Transaction Agreement.
●

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Our Anik F3 satellite is accounted for as a financing lease. Substantially all of our remaining leases are accounted for as operating leases, including the remainder of our satellite fleet.

The components of lease expense were as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
	(In thousands)
Operating lease cost	$83,914	$164,984

Short-term lease cost (1)	3,742	6,226

Finance lease cost:
Amortization of right-of-use assets	3,805	9,913
Interest on lease liabilities	1,099	2,280
Total finance lease cost	4,904	12,193
Total lease costs	$92,560	$183,403

(1)	Leases that have terms of 12 month or less.

Supplemental cash flow information related to leases was as follows:

For the Six Months Ended
June 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$168,668
Operating cash flows from finance leases	$2,295
Financing cash flows from finance leases	$10,454

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$89,554
Finance leases	$—

Right-of-use assets and liabilities recognized at January 1, 2019 upon adoption of ASC 842	$733,584

Supplemental balance sheet information related to leases was as follows:

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of June 30, 2019
(In thousands)
Operating Leases:
Operating lease right-of-use assets (1)	$679,412

Other current liabilities (1)	$223,981
Operating lease liabilities (1)	455,917
Total operating lease liabilities	$679,898

Finance Leases:
Property and equipment, gross	$224,454
Accumulated depreciation	(182,653)
Property and equipment, net	$41,801

Other current liabilities	$18,466
Other long-term liabilities	37,657
Total finance lease liabilities	$56,123

Weighted Average Remaining Lease Term:
Operating leases	3.6 years
Finance leases	2.8 years

Weighted Average Discount Rate:
Operating leases	9.1%
Finance leases	7.5%

(1)	Approximately $530 million of our operating lease right-of-use assets and the related liabilities relates to satellites and real estate assets that will be transferred to us by EchoStar upon the closing of the Master Transaction Agreement. See Note 1 for further information. Upon the closing of the Master Transaction Agreement, these satellite and real estate assets will no longer be included in “Operating lease right-of-use assets,” “Other current liabilities” and “Operating lease liabilities,” but rather in “Property and equipment, net” on our Condensed Consolidated Balance Sheets. The assets will be initially recorded at EchoStar’s costs basis as the Master Transaction Agreement is between entities under common control.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of June 30, 2019 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total
	(In thousands)
2019 (remaining six months)	$147,224	$11,012	$158,236
2020	243,264	22,024	265,288
2021	201,925	22,026	223,951
2022	129,071	7,363	136,434
2023	25,152	—	25,152
Thereafter	51,796	—	51,796
Total lease payments	798,432	62,425	860,857
Less: Imputed interest	(118,534)	(6,302)	(124,836)
Total	679,898	56,123	736,021
Less: Current portion	(223,981)	(18,466)	(242,447)
Long-term portion of lease obligations	$455,917	$37,657	$493,574

9.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7 7/8% Senior Notes due 2019 (1)	$1,295,007	$1,306,714	$1,317,372	$1,343,298
5 1/8% Senior Notes due 2020 (2)	1,100,000	1,111,737	1,100,000	1,089,957
6 3/4% Senior Notes due 2021	2,000,000	2,098,840	2,000,000	1,974,940
5 7/8% Senior Notes due 2022	2,000,000	2,035,920	2,000,000	1,833,140
5% Senior Notes due 2023	1,500,000	1,448,760	1,500,000	1,247,445
5 7/8% Senior Notes due 2024	2,000,000	1,896,180	2,000,000	1,611,960
2 3/8% Convertible Notes due 2024	1,000,000	926,250	1,000,000	801,200
7 3/4% Senior Notes due 2026	2,000,000	1,954,720	2,000,000	1,653,720
3 3/8% Convertible Notes due 2026	3,000,000	2,912,610	3,000,000	2,436,690
Other notes payable	30,986	30,986	39,715	39,715
Subtotal	15,925,993	$15,722,717	15,957,087	$14,032,065
Unamortized debt discount on the Convertible Notes	(785,718)		(833,906)
Unamortized deferred financing costs and other debt discounts, net	(32,935)		(37,388)
Finance lease obligations (3)	56,123		66,984
Total long-term debt and finance lease obligations (including current portion)	$15,163,463		$15,152,777

(1)	During the year ended December 31, 2018 and the six months ended June 30, 2019, we repurchased $83 million and $22 million, respectively, of our 7 7/8% Senior Notes due 2019 in open market trades. The remaining balance of $1.295 billion matures on September 1, 2019.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(2)	Our 5 1/8% Senior Notes due 2020 mature on May 1, 2020 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2019.
(3)	Disclosure regarding fair value of finance leases is not required.

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

MVDDS Licenses. We have multichannel video distribution and data service (“MVDDS”) licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas. By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses. In January 2015, the FCC granted our application to extend the build-out requirements related to our MVDDS licenses. We now have until the third quarter 2019 to provide “substantial service” on our MVDDS licenses. On July 22, 2019, we filed certifications with the FCC for all 82 MVDDS licenses demonstrating that we are providing “substantial service” with respect to each such license. The FCC will review our certifications and could, among other things, accept them, deny them, or seek additional information about our buildout. We cannot be certain about the timing for such FCC action. Our MVDDS licenses may be terminated if the FCC finds we did not meet the substantial service build out requirement. These wireless spectrum licenses expire in August 2024 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

28 GHz and 24 GHz Licenses. The auction for the Upper Microwave Flexible Use Service licenses in the 27.5–28.35 GHz bands (“Auction 101”) and 24.25–24.45 and 24.75–25.25 GHz bands (“Auction 102” and collectively with Auction 101, “Auctions 101 & 102”) began on November 14, 2018 and March 14, 2019, respectively, and concluded January 24, 2019 and April 17, 2019, respectively.  On June 3, 2019, the FCC announced that Crestone Wireless L.L.C., a wholly-owned subsidiary of DISH Network, was the winning bidder of 49 wireless spectrum licenses in the 28 GHz band and 22 wireless spectrum licenses in the 24 GHz band, with Crestone’s aggregate winning bids totaling approximately $15 million.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT. We expect to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. As of June 30, 2019, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase is now complete, we have secured certain tower sites, and we are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  We installed the first base stations on sites in 2018, and plan to continue deployment until complete.  We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020. We expect the Second Phase to follow once the 3GPP Release 16 is standardized and as our plans for our other spectrum holdings develop, we plan to upgrade and expand our network to full 5G to support new use cases. We currently expect expenditures for the Second Phase to be approximately $10 billion.

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

On July 9, 2018, the FCC sent us a letter inquiring about our progress toward meeting certain build-out milestones by March 2020, which is publicly available on the FCC’s website. On September 21, 2018, we filed a response letter with the FCC regarding our progress toward meeting certain build-out milestones. We will continue to update the FCC about our progress on the First Phase.  There is no assurance that the FCC will find our build-out, including the First Phase, sufficient to meet the build-out requirements to which our wireless spectrum licenses are subject. In the event that we close the Prepaid Business Sale, certain of the build-out requirements to which our wireless spectrum licenses are subject will be modified.  See Note 14 for further information.

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

On June 7, 2018, American II, Northstar Wireless, and Northstar Spectrum amended and restated the Northstar Credit Agreement to, among other things: (i) extend the maturity date on the remaining loan balance from seven years to ten years; and (ii) remove the obligation of Northstar Wireless to obtain American II’s consent for unsecured financing and equipment financing in excess of $25 million.

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

On June 7, 2018, American III, SNR Wireless, and SNR Holdco amended and restated the SNR Credit Agreement to, among other things: (i) extend the maturity date on the remaining loan balance from seven years to ten years; and (ii) remove the obligation of SNR Wireless to obtain American III’s consent for unsecured financing and equipment financing in excess of $25 million.

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

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024. We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019. As of June 30, 2019, the remaining obligation of our guarantee was $21 million.

As of June 30, 2019, we have not recorded a liability on the balance sheet for this guarantee.

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

On July 5 and July 8, 2019, respectively, we and DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 295 and the 408 patents.

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

City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust

On July 2, 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder in the District Court of Clark County, Nevada under the caption City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust v. Ergen, et al., Case No. A-19-797799-B. The lawsuit names as defendants Mr. Ergen, the other members of the EchoStar Board, as well as EchoStar, certain of its officers, DISH Network and certain of DISH Network’s and EchoStar’s affiliates. Plaintiff alleges, among other things, breach of fiduciary duties in approving the transactions contemplated under the Master Transaction Agreement for inadequate consideration and pursuant to an unfair and conflicted process, and that EchoStar, DISH Network and certain other defendants aided and abetted such breaches. See Note 1 for further information on the Master Transaction Agreement. Plaintiff seeks equitable relief, including the issuance of additional DISH Network Class A Common Stock, monetary relief and other costs and disbursements, including attorneys’ fees.

We intend to vigorously defend this case, but cannot predict with any degree of certainty the outcome of this suit or determine the extent of any potential liability or damages.

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

In a First Amended Complaint filed on August 6, 2018, Contemporary added our wholly-owned subsidiary DISH Network L.L.C. as a defendant. In a Second Amended Complaint filed on October 9, 2018, Contemporary named only our wholly-owned subsidiary DISH Network L.L.C. as a defendant and dropped certain indirect infringement allegations. On June 10, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 842 patent, the 903 patent, the 643 patent and the 997 patent. On July 11, 2019, the Court entered an order staying the case pending resolution of the petitions.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia has filed notices of appeal from all of the final written decisions adverse to it, and DISH Network L.L.C. cross-appealed to the extent that its petitions were not successful. On February 6, 2019, the Court of Appeals granted DISH Network L.L.C.’s motion to dismiss its cross-appeals related to the 090 patent and, on February 26, 2019, granted DISH Network L.L.C.’s motion to dismiss its cross-appeals related to the 437 patent. The appeals are fully briefed, and the parties are awaiting a date for oral argument from the Court of Appeals.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

During the second quarter 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We recorded $25 million of “Litigation expense” related to the FTC Action during periods prior to 2017. Our total accrual at June 30, 2019 and December 31, 2018 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017. The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations. For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”). Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA. On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017. On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA. On April 5, 2018, the Court entered a $61 million judgment in favor of the class. DISH Network L.L.C. appealed and on May 30, 2019, the United States Court of Appeals for the Fourth Circuit affirmed. During the second quarter 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016. Our total accrual related to the Krakauer Action at June 30, 2019 and December 31, 2018 was $61 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

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

On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent. On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents. On October 26, 2017, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent, and it invalidated all of the asserted claims of those patents. On February 7, 2018, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 404 patent, and it invalidated all of the asserted claims of that patent on the basis of our petition. On February 10, 2018, the United States Patent and Trademark Office issued a final written decision on our petition challenging the 268 patent, and it invalidated all of the asserted claims. On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. All asserted claims have now been invalidated by the United States Patent and Trademark Office. TQ Delta has filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On May 7, 2019, the United States Court of Appeals for the Federal Circuit heard oral argument on the 243 patent and the 158 patent, but has not yet ruled.

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

On June 25, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 005 patent. On July 19, 2019 and July 22, 2019, Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all asserted claims of the 273 patent and the 609 patent, respectively.

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

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against us; our wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties. The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action. The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” above for further information. Thereafter, the Court maintained the stay until it was lifted on October 26, 2018. On February 11, 2019, the Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, which has been fully briefed since June 3, 2019.

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

The total assets, revenue and operating income by segment were as follows:

	As of
	June 30,	December 31,
	2019	2018
	(In thousands)
Total assets:
Pay-TV	$30,523,134	$28,981,608
Wireless	25,068,990	24,433,458
Eliminations	(23,308,008)	(22,828,054)
Total assets	$32,284,116	$30,587,012

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Revenue:
Pay-TV	$3,211,836	$3,460,845	$6,400,005	$6,919,332
Wireless	120	—	123	—
Eliminations	(644)	—	(1,672)	—
Total revenue	$3,211,312	$3,460,845	$6,398,456	$6,919,332

Operating income (loss):
Pay-TV	$457,114	$581,323	$914,483	$1,120,625
Wireless	(26,382)	(8,663)	(27,451)	(18,459)
Eliminations	—	—	—	—
Total operating income (loss)	$430,732	$572,660	$887,032	$1,102,166

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All subscriber-related revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Revenue:	2019	2018	2019	2018
	(In thousands)
United States	$3,200,541	$3,450,809	$6,376,794	$6,899,825
Canada and Mexico	10,771	10,036	21,662	19,507
Total revenue	$3,211,312	$3,460,845	$6,398,456	$6,919,332

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2019	2018	2019	2018
	(In thousands)
Pay-TV video and related revenue	$3,117,065	$3,352,354	$6,215,001	$6,699,951
Broadband revenue	45,507	67,406	95,341	142,513
Equipment sales and other revenue	48,740	41,085	88,114	76,868
Total	$3,211,312	$3,460,845	$6,398,456	$6,919,332

All revenues during the three and six months ended June 30, 2019 were derived from our Pay-TV segment.

12.Contract Balances

Our valuation and qualifying accounts as of June 30, 2019 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
For the six months ended June 30, 2019	$16,966	$35,359	$(34,250)	$18,075

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2018	$635,018
Recognition of unearned revenue	(4,128,853)
Deferral of revenue	4,136,323
Balance as of June 30, 2019	$642,488

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

“Trade accounts receivable”

As of both June 30, 2019 and December 31, 2018, trade accounts receivable from EchoStar was $4 million. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of June 30, 2019 and December 31, 2018, trade accounts payable to EchoStar was $19 million and $14 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During each of the three months ended June 30, 2019 and 2018, we received $1 million for services provided to EchoStar. During the six months ended June 30, 2019 and 2018, we received $3 million and $5 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in August 2021.

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2022. EchoStar has the option to renew this lease for four three-year periods.

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for twelve one-year periods.

●	Gilbert Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 801 N. DISH Dr., Gilbert, Arizona for a period ending in March 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for twelve one-year periods.

●	American Fork Occupancy License Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we acquired the lease for certain space at 796 East Utah Valley Drive, American Fork, Utah, and we sublease certain space at this location to EchoStar for a period ending in August 2017. In June 2017, EchoStar exercised its five-year renewal option for a period ending in August 2022.

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

“Subscriber-related expenses”

During the three months ended June 30, 2019 and 2018, we incurred $7 million and $11 million, respectively, of subscriber-related expenses for services provided to us by EchoStar. During the six months ended June 30, 2019 and 2018, we incurred $14 million and $24 million, respectively, of subscriber-related expenses for services provided to us by EchoStar. These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

“Satellite and transmission expenses”

During the three months ended June 30, 2019 and 2018, we incurred expenses of $73 million and $84 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar. During the six months ended June 30, 2019 and 2018, we incurred expenses of $146 million and $169 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar. EchoStar is a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Satellite Capacity Leased from EchoStar. We have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease. See “Pay-TV Satellites” in Note 7 for further information. The term of each lease is set forth below:

●	EchoStar VII, X, XI and XIV. On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar VII, X, XI and XIV satellites. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. The satellite capacity agreement for EchoStar VII expired on June 30, 2018. On May 19, 2019, we entered into a Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement, these satellites leased from EchoStar will be transferred to us. See Note 1 for further information on the Master Transaction Agreement.

●	EchoStar IX. We lease certain satellite capacity from EchoStar on EchoStar IX. Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	EchoStar XVI. In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date. EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service. Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we had the option to renew for an additional five-year period. In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023. We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023. There can be no assurance that the option to renew this agreement will be exercised. During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place and use certain satellites at the 61.5 degree orbital location. On May 19, 2019, we entered into a Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement, this satellite which we lease from EchoStar will be transferred to us. See Note 1 for further information on the Master Transaction Agreement.

Nimiq 5 Agreement. During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”). During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we currently receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement. We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement. See discussion under “Guarantees” in Note 10. On May 19, 2019, we entered into a Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement the Telesat Transponder Agreement will be transferred to us. See Note 1 for further information on the Master Transaction Agreement.

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

QuetzSat-1 Lease Agreement. During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite. During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we receive service from EchoStar on 24 DBS transponders. QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explored alternative uses for the QuetzSat-1 satellite. In the interim, EchoStar provided us with alternate capacity at the 77 degree orbital location. During the first quarter 2013, we and EchoStar entered into an agreement pursuant to which we sublease five DBS transponders back to EchoStar. In January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013. On May 19, 2019, we entered into a Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement, the QuetzSat-1 Transponder Agreement will be transferred to us. See Note 1 for further information on the Master Transaction Agreement.

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

TT&C Agreement. Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for certain satellites (the “TT&C Agreement”). In February 2018, we amended the TT&C Agreement to, among other things, extend the term for one-year with four automatic one-year renewal periods. The fees for services provided under the TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. We and EchoStar are able to terminate the TT&C Agreement for any reason upon 12 months’ notice. On May 19, 2019, we entered into a Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement, the assets and employees that provide these services we receive from EchoStar will be transferred to us. See Note 1 for further information on the Master Transaction Agreement.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“General and administrative expenses”

During the three months ended June 30, 2019 and 2018, we incurred $6 million and $6 million for general and administrative expenses, respectively, for services provided to us by EchoStar. During each of the six months ended June 30, 2019 and 2018, we incurred $11 million for general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019.

●	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019. On May 19, 2019, we entered into a Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement, this real estate will be transferred to us. See Note 1 for further information on the Master Transaction Agreement.

●	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031. In connection with the completion of the Share Exchange, EchoStar transferred ownership of a portion of this property to us, and, effective March 1, 2017, we and EchoStar amended this lease agreement to (i) terminate the lease of certain space at the portion of the property that was transferred to us and (ii) provide for the continued lease to us of certain space at the portion of the property that EchoStar retained. On May 19, 2019, we entered into a Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement, this real estate will be transferred to us. See Note 1 for further information on the Master Transaction Agreement.

●	100 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we lease certain space from EchoStar at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2020. This agreement may be terminated by either party upon 180 days’ prior notice.

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The MSA has an initial term of five years with automatic renewal for successive one-year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended June 30, 2019 and 2018, we purchased broadband equipment from HNS of $3 million and $7 million, under the MSA, respectively. For the six months ended June 30, 2019 and 2018, we purchased broadband equipment from HNS of $8 million and $17 million, under the MSA, respectively

Employee Matters Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, we and EchoStar entered into an Employee Matters Agreement that addresses the transfer of employees from EchoStar to us, including certain benefit and compensation matters and the allocation of responsibility for employee-related liabilities relating to current and past employees of the Transferred Businesses.  We assumed employee-related liabilities relating to the Transferred Businesses as part of the Share Exchange, except that EchoStar will be responsible for certain existing employee-related litigation as well as certain pre-Share Exchange compensation and benefits for employees transferring to us in connection with the Share Exchange.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$14,355	$25,782	$28,714	$42,625

	As of
	June 30,	December 31,
	2019	2018
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$14,994	$9,871
Commitments to NagraStar	$2,902	$3,888

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Sales:
Digital receivers and related components	$—	$176	$—	$456
Uplink services	$1,412	$1,164	$2,816	$2,198

	As of
	June 30,	December 31,
	2019	2018
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$1,060	$1,370

14. Subsequent Events

Sprint Asset Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and after the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”)).

Pursuant to the APA, after the consummation of the Sprint-TMUS merger and at the closing of the transaction, NTM will sell to us and we will acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile, Virgin Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the Closing Date (the “Prepaid Business Sale”). Under the Proposed Final Judgment (as defined below), TMUS is required to divest the Prepaid Business to us no later than the latest of (i) 15 days after TMUS has enabled us to provision any new or existing customers of the Prepaid Business holding a compatible handset device onto the NTM network, (ii) the first business day of the month following the later of the consummation of the Sprint-TMUS merger or the receipt of approvals for the Prepaid Business Sale, and (iii) five days after the entry of the Final Judgment (as defined below) by the District Court (as defined below). We expect to fund the purchase price with cash on hand or other available sources of liquidity. At the closing of the Prepaid Business Sale, we and NTM will enter into a transition services agreement under which we will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by NTM to us (the “MNSA”), an option agreement entitling us to acquire certain decommissioned cell sites and retail stores of NTM (the “Option Agreement”) and an agreement under which we would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The assets to be sold to us are generally those exclusively related to the Prepaid Business and generally include Boost Mobile, Sprint-branded prepaid and Virgin Mobile customer accounts, selected inventory, records, contracts, purchase orders, permits, intellectual property (excluding the Sprint brand and subject to certain licensing arrangements) and personnel records. In addition, approximately 480 Prepaid Business employees are currently expected to transfer to us in connection with the Prepaid Business Sale. We will also generally assume the obligations of the Prepaid Business arising subsequent to the closing, with NTM generally retaining pre-closing liabilities (other than certain categories of liabilities that are included or excluded from the sale which may include those arising from actions taken prior to or after closing). We will generally not assume, among other liabilities, certain liabilities associated with rejected inventory.

The APA also contains representations, warranties and covenants of the Sellers regarding the Prepaid Business (including a covenant to operate the Prepaid Business in the ordinary course), as well as representations, warranties and covenants of both us and the Sellers relating to the transaction. The closing of the Prepaid Business Sale is subject to certain conditions, including, among others, completion of the Sprint-TMUS merger, receipt of necessary government approvals, including the FCC, the United States Department of Justice (the “DOJ”) and the public utility commissions of any required states and certification from TMUS that we are able to provision any new or existing customer holding a compatible handset device on the NTM network pursuant to the MNSA.

The Prepaid Business Sale is expected to be consummated during the month immediately following the satisfaction or waiver of all of the closing conditions to the transaction (other than conditions that by their nature are to be satisfied at the closing, but subject to the satisfaction or waiver of those conditions at such time), or, if any regulatory approval requires an earlier closing, the last business day of the period required by such regulatory approval (the “Closing Date”). The APA provides for certain termination rights for us and the Sellers, including (i) the right for us to terminate the APA if the Prepaid Business Sale has not closed within 12 months of signing or 90 days after the closing of the Sprint-TMUS merger, whichever is earlier, (ii) the right of the Sellers to terminate the APA if the Prepaid Business Sale has not closed within 90 days after the closing of the Sprint-TMUS merger, provided that if TMUS has not completed the process of enabling us to provision customers on the NTM network, such termination right will not be available to the Sellers, or (iii) upon any of the mutual conditions to closing becoming incapable of being satisfied. The Sellers may also generally terminate the APA if any governmental authority requests any modifications to the Final Judgment or any of the Transaction Agreements that are not acceptable to the Sellers in their sole discretion.

Pursuant to the APA, the Sellers will indemnify us against losses suffered as a result of (i) a breach of their representations and warranties, (ii) a breach or non-performance of any covenant that is to be performed by the Sellers under the APA, (iii) any failure to collect in full any amount of accounts receivable included in the final calculation of the net working capital as of the Closing Date and (iv) the excluded liabilities. We will similarly indemnify the Sellers against losses suffered as a result of (i) a breach of our representations and warranties, (ii) a breach or non-performance of any covenant that is to be performed by us under the APA and (iii) the assumed liabilities. The indemnification provisions are subject to certain de minimis, deductible and cap limitations and time limitations with respect to recovery for losses.

Transition Services Agreement

TMUS and DISH Network will enter into a TSA upon the closing of the Prepaid Business Sale, pursuant to which TMUS will provide certain transition services to us for the Prepaid Business for a period of two years from the closing of the Prepaid Business Sale.  Additionally, under the Proposed Final Judgment, we may apply to the DOJ for one or more extensions of the term of the TSA, which the DOJ can approve or deny in its sole discretion, and the TSA contemplates the option to renew the TSA for a third or additional years.  The transition services will be provided at cost, which shall not exceed a specific amount in the first year, plus certain pass-through costs and out-of-pocket expenses, during the first two years.  If any transition services are renewed for a third year, the transition services will be provided at cost plus a certain mark-up, plus certain additional costs.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Master Network Services Agreement

TMUS and DISH Network will enter into an MNSA upon the closing of the Prepaid Business Sale, pursuant to which we will also receive network services from NTM for a period of seven years.  As set forth in the MNSA, NTM will provide to us, among other things, (i) legacy network services for certain Boost Mobile, Virgin Mobile and Sprint prepaid end users on the Sprint network, (ii) NTM network services for certain end users that have been migrated to the NTM network or provisioned on the NTM network by or on behalf of us and (iii) infrastructure mobile network operator services to assist in the access and integration of our network.

Pursuant to the terms of the MNSA, we will face certain restrictions on making offerings that may combine the access to services provided under the MNSA with access to the facilities or services provided by certain third parties, subject to certain exceptions and carve-outs. We will have the right to offer differentiated pricing, products and features to our end users under our brands in conjunction with the services provided under the MNSA, subject to certain qualifications and restrictions. We have certain restrictions on our ability to wholesale, sub-distribute or resell the services provided under the MNSA to third parties. During and after the term of the MNSA, NTM has agreed to certain restrictions with respect to the use of certain information in the targeting of customers.

In the event of a “change of control” of DISH Network, the MNSA will terminate upon the earlier of two years following the consummation of the change of control or the date on which the MNSA would have otherwise terminated or expired in accordance with its terms. However, we would remain able to provision new users for six months after the change of control and also retain access to roaming services on the NTM network for both new and existing users for the remainder of the original term of the MNSA. Generally, a change of control would occur in the first 36 months of the term of the MNSA if (A) certain “permitted owners” no longer own 50% or more of our voting power or a person or group of persons who are not permitted owners beneficially owns more than 50% of our aggregate economic value or (B) we sell more than 50% of our wireless communications business assets (excluding our wireless terrestrial spectrum licenses and entities that own our wireless terrestrial spectrum licenses). A permitted owner generally includes Charles W. Ergen (including his family and certain related trusts and entities) and certain financial investors. Following the first 36 months of the term of the MNSA (or earlier in certain circumstances), a change of control would generally occur if any restricted persons own (1) more than 50% of our voting power or economic value or (2) a majority of our wireless communications business assets (excluding our wireless terrestrial spectrum licenses and entities that own our wireless terrestrial spectrum licenses). A “restricted person” generally includes certain U.S. wireless providers and U.S. cable companies (with certain exceptions), as well as any other entities that do not enter into a network usage agreement with NTM restricting such person from generally engaging in certain activities that are detrimental to the NTM network.

Spectrum Purchase Agreement

Pursuant to the Spectrum Purchase Agreement to be entered into upon the closing of the Prepaid Business Sale, we are expected to purchase all of Sprint’s 800 MHz spectrum (approximately 13.5 MHz of nationwide spectrum).  The covered spectrum must be divested within the later of three years after the closing of the Prepaid Business Sale and five days after receipt of FCC approval for the transfer, following an application for FCC approval to be filed three years following the closing of the Sprint-TMUS merger.  The DOJ may in its sole discretion agree to extend the deadline for the spectrum divestiture for up to 60 days pursuant to the Final Judgment (defined below).  NTM may exercise an option to lease back 4 MHz (2 MHz downlink + 2 MHz uplink) of the spectrum for two years following the closing of the 800 MHz spectrum sale at the same per-Pop rate used to calculate the purchase price paid by us to NTM – a rate of approximately $68 million per year.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We and NTM will both make customary representations, warranties and covenants pursuant to the Spectrum Purchase Agreement, including representations by NTM regarding the validity of the licenses for the purchased spectrum. Pursuant to the Spectrum Purchase Agreement, we and NTM will each indemnify the other against losses suffered as a result of breaches of the other’s representations and warranties or covenants. The indemnification provisions are subject to certain deductible and cap limitations and time limitations with respect to recovery for losses.

If we breach the Spectrum Purchase Agreement prior to the closing or fail to deliver the purchase price following the satisfaction or waiver of all closing conditions, our sole liability to NTM will be to pay NTM a fee of approximately $72 million. If NTM fails to sell the spectrum to us following the satisfaction or waiver of all closing conditions, our sole recourse will be to seek specific performance, and if (and only if) specific performance is unavailable, to seek damages of up to approximately $72 million.

Option Agreement

The Option Agreement, which will be entered into upon the closing of the Prepaid Business Sale, provides us an exclusive option to assume certain assets and liabilities under certain circumstances for any of the cell sites and retail stores that NTM decommissions during the term of the Option Agreement. NTM must make a minimum of 20,000 cell sites and 400 retail stores available to us pursuant to the Final Judgment. With respect to each decommissioned site, we may choose to acquire: (a) only the lease for such site, (b) the lease and a predetermined list of equipment at the site or (c) the lease and all of the equipment at the site. Under the Proposed Final Judgment, NTM must provide a detailed schedule which identifies each cell site that is scheduled to be decommissioned within five years of the closing of the Prepaid Business Sale. The Option Agreement will remain in place for five years following the closing of the Prepaid Business Sale.

Agreement with the DOJ: The Stipulation and Order and the Proposed Final Judgment

In connection with the Prepaid Business Sale and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, Deutsche Telekom AG and SoftBank Group Corporation agreed with the DOJ on certain key terms relating to the Transaction Agreements and our wireless service business and spectrum. On July 26, 2019, we, TMUS, Sprint, Deutsche Telekom AG and SoftBank Group Corp. (collectively, the “Defendants”) entered into a Stipulation and Order (the “Stipulation and Order”) with the DOJ binding the Defendants to a Proposed Final Judgment (the “Proposed Final Judgment”) which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the United States District Court for the District of Columbia (the “District Court”) on July 26, 2019. Certain of the provisions of the Stipulation and Order and the Proposed Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Proposed Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

●	For a period of one year after the closing of the Prepaid Business Sale, if we determine that certain assets not included in the divestiture were previously used by the Prepaid Business and are reasonably necessary for the continued competitiveness of the Prepaid Business, subject to certain carve-outs, we may request that such assets be transferred to us, which the DOJ can approve or deny in its sole discretion.
●	Within one year of the closing of the Prepaid Business Sale, we will be required to offer nationwide postpaid retail mobile wireless service.
●	NTM must take all actions required to enable us to provision any new or existing customer with a compatible handset onto the NTM network within 90 days of the entry of the Final Judgment.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	If we elect not to purchase the 800 MHz licenses pursuant to the Spectrum Purchase Agreement, we must pay $360 million (equal to 10% of the Spectrum Purchase Agreement purchase price) to the United States. However, we will not be required to make such payment if we have deployed a core network and offered 5G service to at least 20% of the U.S. population within three years of the closing of the Prepaid Business Sale.
●	If we buy the 800 MHz spectrum pursuant to the Spectrum Purchase Agreement but fail to deploy all of the 800 MHz spectrum licenses for use in the provision of retail mobile wireless services by the expiration of the Final Judgment (as described below), the DOJ may require us to forfeit to the FCC any of the 800 MHz licenses for spectrum that are not being used to provide retail mobile wireless services, unless we are already providing nationwide retail wireless service.
●	We and NTM must negotiate in good faith to reach an agreement for NTM to lease some or all of our 600 MHz spectrum licenses for deployment to retail consumers by NTM. We and NTM must report on the status of the negotiations within 90 days after the filing of the Final Judgment. If no agreement has been reached by 180 days following the filing of the Final Judgement, the DOJ may resolve any dispute in its sole discretion, provided that such resolution must be on commercially reasonable terms to both parties.
●	We and NTM must agree to support eSIM technology on smartphones.
●	The Sellers must introduce the suppliers and distributors of the Prepaid Business to us and the Sellers may not interfere in our negotiations with such suppliers and distributors.
●	On the first day of the fiscal quarter following the entry of the Final Judgment and of each 180-day period thereafter, we will be obligated to provide the DOJ with a description of our deployment efforts over the prior quarter including: (i) the number of towers and small cells deployed, (ii) the spectrum bands on which we have deployed equipment, (iii) progress in obtaining devices that operate on our spectrum frequencies, (iv) POPs coverage of our network, (v) the number of our mobile wireless subscriptions, (vi) the amount of traffic transmitted to our subscribers using our network and using NTM’s network, and (vii) whether there are or have been any efforts by NTM to interfere with our efforts to deploy and operate our network.
●	We cannot sell, lease or otherwise provide the right to use any of the divested assets to any national facilities-based mobile wireless provider and may not sell any of the divested assets or similar assets back to TMUS during the term of the Final Judgment (as described below), except that we may lease back to NTM up to 4 MHz of the 800 MHz spectrum we will acquire (as discussed above).
●	We must comply with the 2023 AWS-4, Lower 700 MHz E Block, AWS H Block, and nationwide 5G broadband network build-out commitments made to the FCC, subject to verification by the FCC (as described below). If we fail to comply with such build-out commitments, we could face civil contempt in addition to the substantial voluntary contributions and license forfeitures described below if we fail to meet the June 14, 2023 commitments (as described below).

Upon the signing of the Stipulation and Order and the Proposed Final Judgment by the District Court, the Sellers will be permitted by the DOJ to consummate the Sprint-TMUS merger (subject to any additional closing conditions related thereto). The Proposed Final Judgment is subject to the procedures of the Antitrust Procedures and Penalties Act, pursuant to which, following a 60-day public comment period and other related procedures, the Proposed Final Judgment will be entered with the District Court (the Proposed Final Judgment as so entered with the District Court, the “Final Judgment”). The term of the Final Judgment will be seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A monitoring trustee will be appointed by the District Court that will have the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

FCC Build-Out Commitments

In a letter filed with the FCC on July 26, 2019, we voluntarily committed to deploy a nationwide 5G broadband network and meet revised timelines relating to the build-out of our AWS-4, Lower 700 MHz E Block, AWS H Block and 600 MHz spectrum assets, subject to certain penalties. These commitments would become effective if ordered by the FCC (the “FCC Order”). We are requesting multi-year extensions to deploy our AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum, and we have committed to build out our 600 MHz licenses on an accelerated schedule to better align with our 5G deployment. We have also committed to offer 5G broadband service to certain population coverage targets, along with minimum core network, tower and spectrum use targets, and has waived our right to deploy any technology of our choice under the FCC’s “flexible use” rules with respect to these spectrum bands. Failure to meet the various commitments would require us to pay voluntary contributions totaling up to $2.2 billion to the FCC and would subject certain licenses regarding the AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum to forfeiture. We have also agreed not to sell our AWS-4 and 600 MHz spectrum for six years without prior DOJ and FCC approval (unless such sale is part of a change of control of DISH Network). Additionally, we have agreed not to lease a certain percentage of network capacity on our AWS-4 and 600 MHz spectrum for six years to the three largest U.S. wireless carriers (i.e., AT&T, Verizon and NTM), without prior FCC approval.

Upon the effective date of an FCC Order, and while the approval of the Sprint-TMUS merger is pending, the March 7, 2020 build-out deadline that is currently in force for both the AWS-4 and Lower 700 MHz E Block spectrum bands would be tolled; however, if the Sprint-TMUS merger is not consummated, the original deadline would be reinstated with extensions equivalent to the length of time the deadline was tolled.  Except for tolling of the March 2020 deadline, we may not receive the requested buildout extensions unless and until the Prepaid Business Sale closes.

Our 5G deployment commitments for each of the four spectrum bands are generally as follows:

●	With respect to the 600 MHz licenses, we committed to offer 5G broadband service to at least 70% of the U.S. population and to have deployed a core network no later than June 14, 2023, and to offer 5G broadband service to at least 75% of the population in each Partial Economic Area (which are service areas established by the FCC) no later than June 14, 2025. Note that these commitments are earlier than the current 600 MHz Final Build-Out Requirement date of June 2029. See Note 10 for further information.
●	With respect to the AWS-4 licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.
●	With respect to the Lower 700 MHz E Block licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population who are covered by such licenses and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population who are covered by such licenses no later than June 14, 2023.
●	With respect to the AWS H Block licenses, we committed to offer 5G broadband service to at least 20% of the U.S. population and to have deployed a core network no later than June 14, 2022, and to offer 5G broadband service to at least 70% of the U.S. population no later than June 14, 2023.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Financial Highlights

2019 Second Quarter Consolidated Results of Operations and Key Operating Metrics

●	Revenue of $3.211 billion
●	Net income attributable to DISH Network of $317 million and basic and diluted earnings per share of common stock of $0.68 and $0.60, respectively
●	Loss of approximately 31,000 net Pay-TV subscribers
●	Loss of approximately 79,000 net DISH TV subscribers
●	Addition of approximately 48,000 net Sling TV subscribers
●	Pay-TV ARPU of $86.34
●	Gross new DISH TV subscriber activations of approximately 348,000
●	DISH TV churn rate of 1.48%
●	DISH TV SAC of $786

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Consolidated Financial Condition as of June 30, 2019

●	Cash, cash equivalents and current marketable investment securities of $2.732 billion
●	Total assets of $32.284 billion
●	Total long-term debt and finance lease obligations of $15.163 billion

Business Segments

We currently operate two primary business segments: (1) Pay-TV; and (2) Wireless.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, Smart Home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The Sling branded pay-TV services consist of, among other things, multichannel, live, linear streaming over-the-top (“OTT”), Internet-based domestic, international and Latino video programming services (“Sling TV”). As of June 30, 2019, we had 12.032 million Pay-TV subscribers in the United States, including 9.560 million DISH TV subscribers and 2.472 million Sling TV subscribers.

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

Recent Developments

On May 19, 2019, we and our wholly-owned subsidiary BSS Merger Sub Inc., (“Merger Sub”), entered into a Master Transaction Agreement (the “Master Transaction Agreement”) with EchoStar and EchoStar BSS Corporation, a wholly-owned subsidiary of EchoStar (“Newco”).

Pursuant to the Master Transaction Agreement, among other things: (i) EchoStar will carry out an internal reorganization in which certain assets and liabilities of the EchoStar Satellite Services segment, the business segment of EchoStar that provides broadcast satellite operations and satellite services, as well as certain related licenses, real estate properties and employees (together, the “BSS Business”) will be transferred to Newco (the “Pre-Closing Restructuring”); (ii) EchoStar will distribute all outstanding shares of common stock, par value $0.001 per share, of Newco (such stock, “Newco Common Stock”) on a pro rata basis (the “Distribution”), to the holders of record of Class A common stock, par value $.001 per share, of EchoStar and Class B common stock, par value $.001 per share, of EchoStar; and (iii) upon the consummation of the Pre-Closing Restructuring and the Distribution, Merger Sub will merge with and into Newco (the “Merger”) such that, upon consummation of the Merger, Merger Sub will cease to exist and Newco will continue as our wholly-owned subsidiary.

As consideration for the Merger, shares of Newco Common Stock issued and outstanding will be converted into and exchangeable for newly-issued shares of our Class A common stock. As a result, we will be issuing an additional 22,937,188 shares of our Class A common stock to Newco’s stockholders (as of the record date for the Distribution) as consideration for the BSS Business.  The transaction is intended to be structured as a tax-free spin-off and merger.

The closing of the Merger is subject to certain conditions, including, among others, receipt of necessary government approvals pertaining to certain assets being transferred, including the Federal Communications Commission and Anatel, as well as the registration and listing of our common stock being issued to Newco stockholders and the receipt of tax opinions from our and EchoStar’s respective counsel regarding the tax treatment of the Merger. In addition, we may terminate the Master Transaction Agreement for an incurable breach of the agreement by EchoStar or Newco.  Similarly, EchoStar may terminate the Master Transaction Agreement for an incurable breach of the agreement by us or Merger Sub.

In addition, the Master Transaction Agreement contemplates that at closing of the Merger, we, EchoStar and, as relevant, certain of our or their respective subsidiaries, will enter into ancillary agreements involving tax, employment and intellectual property matters, which are anticipated to set forth certain rights and obligations of us and EchoStar and our and their respective subsidiaries related to the Merger with respect to, among other things: (i) the payment of tax liability refunds, and the filing of tax returns related to Newco and the BSS Business; (ii) the allocation of employment-related assets and liabilities between us and EchoStar; (iii) certain employee compensation, equity awards, benefit plans, programs and arrangements relating to employees who are expected to be transferred to us pursuant to the Merger; (iv) a cross-license between us and EchoStar for certain intellectual property either transferred to us as part of the Merger or retained by EchoStar that is also used in the BSS Business; and (v) the provision of certain telemetry, tracking and control services by us and our subsidiaries to EchoStar and its subsidiaries.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The Merger will be accounted for as an asset purchase, as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets. As the Merger is between entities that are under common control, we will record the asset and liabilities received under the Merger at EchoStar’s historical cost basis, with the offsetting amount recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

The description of the Master Transaction Agreement in this section is qualified in its entirety by reference to the complete text of the Master Transaction Agreement, a copy of which is filed as an exhibit hereto, and is incorporated by reference herein in its entirety.

Wireless

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”), which is the first phase of our network deployment (“First Phase”). We expect to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. As of June 30, 2019, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, Radio Frequency (“RF”) design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase is now complete, we have secured certain tower sites, and we are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  We installed the first base stations on sites in 2018, and plan to continue deployment until complete.  We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020. We expect the Second Phase to follow once the 3GPP Release 16 is standardized and as our plans for our other spectrum holdings develop, we plan to upgrade and expand our network to full 5G to support new use cases. We currently expect expenditures for the Second Phase to be approximately $10 billion. We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. See Note 10 “Commitments and Contingencies – DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Business Developments

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

We implement new marketing promotions from time to time that are intended to increase our Pay-TV subscriber activations. For our DISH TV services, we have launched various marketing promotions offering certain DISH TV programming packages without a price increase for a commitment period. We also launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of ten themed add-on channel packs, which include, among others, local broadcast networks and kids and general entertainment programming. Subscribers can also add or remove additional channel packs to best suit their entertainment needs. During 2017, we launched “Tuned In To You” and during 2019 we launched the “Tuned In To You 2.0” campaign which further amplifies our commitment to customer satisfaction.  While we plan to implement these and other new marketing efforts for our DISH TV services, there can be no assurance that we will ultimately be successful in increasing our gross new DISH TV subscriber activations.

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

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire. In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. For example, in June 2018 and November 2018, Univision Communications Inc. (“Univision”) removed certain of its channels from our DISH TV and Sling TV programming lineup. On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain of these Univision channels to our DISH TV programming lineup. In October 2018, AT&T removed its HBO and Cinemax channels from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract. AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to its subscribers under certain offers. We experienced a higher DISH TV churn rate, higher net Pay-TV subscriber losses and lower gross new DISH TV subscriber activations during the third and fourth quarter 2018 and continuing into the first quarter 2019, when Univision and AT&T removed certain of their channels from our DISH TV and Sling TV programming lineup. During July 2019, Meredith Corporation (“Meredith”) removed certain of its channels from our DISH TV programming lineup and Fox Regional Sports Networks also removed certain of its channels from our DISH TV and Sling TV programming lineup. There can be no assurance that channel removals, such as the removal of the channels discussed above or others, will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018.

	For the Three Months Ended June 30,		Variance
Statements of Operations Data	2019	2018	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,162,572	$3,419,760	$(257,188)	(7.5)
Equipment sales and other revenue	48,740	41,085	7,655	18.6
Total revenue	3,211,312	3,460,845	(249,533)	(7.2)

Costs and Expenses:
Subscriber-related expenses	2,000,961	2,159,427	(158,466)	(7.3)
% of Subscriber-related revenue	63.3%	63.1%
Satellite and transmission expenses	138,008	146,052	(8,044)	(5.5)
% of Subscriber-related revenue	4.4%	4.3%
Cost of sales - equipment and other	51,073	36,117	14,956	41.4
Subscriber acquisition costs	238,078	183,262	54,816	29.9
General and administrative expenses	202,758	190,625	12,133	6.4
% of Total revenue	6.3%	5.5%
Depreciation and amortization	149,702	172,702	(23,000)	(13.3)
Total costs and expenses	2,780,580	2,888,185	(107,605)	(3.7)

Operating income (loss)	430,732	572,660	(141,928)	(24.8)

Other Income (Expense):
Interest income	18,476	10,619	7,857	74.0
Interest expense, net of amounts capitalized	(5,650)	(2,865)	(2,785)	(97.2)
Other, net	2,832	21,432	(18,600)	(86.8)
Total other income (expense)	15,658	29,186	(13,528)	(46.4)

Income (loss) before income taxes	446,390	601,846	(155,456)	(25.8)
Income tax (provision) benefit, net	(105,824)	(141,560)	35,736	25.2
Effective tax rate	23.7%	23.5%
Net income (loss)	340,566	460,286	(119,720)	(26.0)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	23,523	21,569	1,954	9.1
Net income (loss) attributable to DISH Network	$317,043	$438,717	$(121,674)	(27.7)

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.032	12.997	(0.965)	(7.4)
DISH TV subscribers, as of period end (in millions)	9.560	10.653	(1.093)	(10.3)
Sling TV subscribers, as of period end (in millions)	2.472	2.344	0.128	5.5
Pay-TV subscriber additions (losses), net (in millions)	(0.031)	(0.151)	0.120	79.5
DISH TV subscriber additions (losses), net (in millions)	(0.079)	(0.192)	0.113	58.9
Sling TV subscriber additions (losses), net (in millions)	0.048	0.041	0.007	17.1
Pay-TV ARPU	$86.34	$85.54	$0.80	0.9
DISH TV subscriber additions, gross (in millions)	0.348	0.278	0.070	25.2
DISH TV churn rate	1.48%	1.46%	0.02%	1.4
DISH TV SAC	$786	$763	$23	3.0
EBITDA	$559,743	$745,225	$(185,482)	(24.9)

* Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV subscribers. We lost approximately 31,000 net Pay-TV subscribers during the three months ended June 30, 2019 compared to the loss of approximately 151,000 net Pay-TV subscribers during the same period in 2018. The decrease in net Pay-TV subscriber losses during the three months ended June 30, 2019 resulted from fewer net DISH TV subscriber losses and higher net Sling TV subscriber additions. We lost approximately 79,000 net DISH TV subscribers during the three months ended June 30, 2019 compared to the loss of approximately 192,000 net DISH TV subscribers during the same period in 2018. This decrease in net DISH TV subscriber losses primarily resulted from higher gross new DISH TV subscriber activations and lower disconnects. The lower disconnects resulted from a similar DISH TV churn rate on a lower DISH TV subscriber base. We added approximately 48,000 net Sling TV subscribers during the three months ended June 30, 2019 compared to the addition of approximately 41,000 net Sling TV subscribers during the same period in 2018. This increase in net Sling TV subscriber additions was primarily related to higher Sling TV subscriber activations, partially offset by increased competition, including competition from other OTT service providers.

During the three months ended June 30, 2019, we activated approximately 348,000 gross new DISH TV subscribers compared to approximately 278,000 gross new DISH TV subscribers during the same period in 2018, an increase of 25.2%. The increase in gross new DISH TV subscribers resulted from the effectiveness of our promotions and product offers. Although our gross new DISH TV subscriber activations increased, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers.

Our DISH TV churn rate for the three months ended June 30, 2019 was 1.48% compared to 1.46% for the same period in 2018. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts. Our DISH TV churn rate has been positively impacted by our emphasis on acquiring and retaining higher quality subscribers.

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

Subscriber-related revenue. “Subscriber-related revenue” totaled $3.163 billion for the three months ended June 30, 2019, a decrease of $257 million or 7.5% compared to the same period in 2018. The decrease in “Subscriber-related revenue” compared to the same period in 2018 was primarily related to a lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU discussed below. We expect these trends in “Subscriber-related revenue” to continue.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV ARPU. Pay-TV ARPU was $86.34 during the three months ended June 30, 2019 versus $85.54 during the same period in 2018. The $0.80 or 0.9% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2019 and 2018, Sling TV programming package price increases in the third quarter 2018 and revenue from advertising services. The increases were partially offset by an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a decrease in revenue related to premium channels. Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.

Subscriber-related expenses. “Subscriber-related expenses” totaled $2.001 billion during the three months ended June 30, 2019, a decrease of $158 million or 7.3% compared to the same period in 2018. The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber during the three months ended June 30, 2019 increased due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. This increase was partially offset by the reduction in programming costs per subscriber related to AT&T’s removal of certain of their channels from our programming lineup. “Subscriber-related expenses” represented 63.3% and 63.1% of “Subscriber-related revenue” during the three months ended June 30, 2019 and 2018, respectively.

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

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $238 million during the three months ended June 30, 2019, an increase of $55 million or 29.9% compared to the same period in 2018. This change was primarily attributable to higher gross new DISH TV subscriber activations and the increase in DISH TV SAC, discussed below.

DISH TV SAC.  DISH TV SAC was $786 during the three months ended June 30, 2019 compared to $763 during the same period in 2018, an increase of $23 or 3.0%.  This change was primarily attributable to an increase in advertising costs and hardware costs. The increase in hardware costs resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts.  These increases were partially offset by increased additions of commercial subscribers during 2019 that have a significantly lower cost per activation.

During the three months ended June 30, 2019 and 2018, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $43 million and $34 million, respectively. This increase in capital expenditures resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts.

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

Depreciation and amortization. “Depreciation and amortization” expense totaled $150 million during the three months ended June 30, 2019, a $23 million or 13.3% decrease compared to the same period in 2018. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

General and administrative expenses. “General and administrative expenses” totaled $203 million during the three months ended June 30, 2019, a $12 million or 6.4% increase compared to the same period in 2018. This increase was primarily driven by an increase in legal fees and an increase in expense related to our wireless projects.

Other, net. “Other, net” income was $3 million during the three months ended June 30, 2019 compared to income of $21 million for the same period in 2018. This change primarily resulted from a decrease in net realized and unrealized gains on our marketable investment securities. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $560 million during the three months ended June 30, 2019, a decrease of $185 million or 24.9% compared to the same period in 2018. The decrease in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	June 30,
	2019	2018
	(In thousands)
EBITDA	$559,743	$745,225
Interest, net	12,826	7,754
Income tax (provision) benefit, net	(105,824)	(141,560)
Depreciation and amortization	(149,702)	(172,702)
Net income (loss) attributable to DISH Network	$317,043	$438,717

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

Income tax (provision) benefit, net. Our income tax provision was $106 million during the three months ended June 30, 2019, a decrease of $36 million compared to the same period in 2018. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes.”

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018.

	For the Six Months Ended June 30,		Variance
Statements of Operations Data	2019	2018	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$6,310,342	$6,842,464	$(532,122)	(7.8)
Equipment sales and other revenue	88,114	76,868	11,246	14.6
Total revenue	6,398,456	6,919,332	(520,876)	(7.5)

Costs and Expenses:
Subscriber-related expenses	4,005,968	4,344,378	(338,410)	(7.8)
% of Subscriber-related revenue	63.5%	63.5%
Satellite and transmission expenses	277,509	299,696	(22,187)	(7.4)
% of Subscriber-related revenue	4.4%	4.4%
Cost of sales - equipment and other	91,457	67,743	23,714	35.0
Subscriber acquisition costs	431,977	379,273	52,704	13.9
General and administrative expenses	401,672	360,402	41,270	11.5
% of Total revenue	6.3%	5.2%
Depreciation and amortization	302,841	365,674	(62,833)	(17.2)
Total costs and expenses	5,511,424	5,817,166	(305,742)	(5.3)

Operating income (loss)	887,032	1,102,166	(215,134)	(19.5)

Other Income (Expense):
Interest income	33,643	19,936	13,707	68.8
Interest expense, net of amounts capitalized	(11,571)	(5,822)	(5,749)	(98.7)
Other, net	11,920	(13,376)	25,296	*
Total other income (expense)	33,992	738	33,254	*

Income (loss) before income taxes	921,024	1,102,904	(181,880)	(16.5)
Income tax (provision) benefit, net	(219,159)	(257,297)	38,138	14.8
Effective tax rate	23.8%	23.3%
Net income (loss)	701,865	845,607	(143,742)	(17.0)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	45,061	39,330	5,731	14.6
Net income (loss) attributable to DISH Network	$656,804	$806,277	$(149,473)	(18.5)

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.032	12.997	(0.965)	(7.4)
DISH TV subscribers, as of period end (in millions)	9.560	10.653	(1.093)	(10.3)
Sling TV subscribers, as of period end (in millions)	2.472	2.344	0.128	5.5
Pay-TV subscriber additions (losses), net (in millions)	(0.290)	(0.245)	(0.045)	(18.4)
DISH TV subscriber additions (losses), net (in millions)	(0.345)	(0.377)	0.032	8.5
Sling TV subscriber additions (losses), net (in millions)	0.055	0.132	(0.077)	(58.3)
Pay-TV ARPU	$85.68	$85.01	$0.67	0.8
DISH TV subscriber additions, gross (in millions)	0.591	0.575	0.016	2.8
DISH TV churn rate	1.61%	1.46%	0.15%	10.3
DISH TV SAC	$803	$734	$69	9.4
EBITDA	$1,156,732	$1,415,134	$(258,402)	(18.3)

* Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV subscribers. We lost approximately 290,000 net Pay-TV subscribers during the six months ended June 30, 2019 compared to the loss of approximately 245,000 net Pay-TV subscribers during the same period in 2018. The increase in net Pay-TV subscriber losses during the six months ended June 30, 2019 resulted from fewer net Sling TV subscriber additions, partially offset by fewer net DISH TV subscriber losses. Our net Pay-TV subscriber losses during the six months ended June 30, 2019 were negatively impacted by Univision and AT&T’s removal of certain of their channels from our DISH TV and Sling TV programming lineup. As a result, we experienced higher net Pay-TV subscriber losses beginning in the second half of 2018 and continuing into the first quarter 2019. On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain Univision channels to our DISH TV programming lineup. We lost approximately 345,000 net DISH TV subscribers during the six months ended June 30, 2019 compared to the loss of approximately 377,000 net DISH TV subscribers during the same period in 2018. This decrease in net DISH TV subscriber losses primarily resulted from higher gross new DISH TV subscriber activations and lower disconnects. The lower disconnects resulted from churn on a lower DISH TV subscriber base. We added approximately 55,000 net Sling TV subscribers during the six months ended June 30, 2019 compared to the addition of approximately 132,000 net Sling TV subscribers during the same period in 2018. This decrease in net Sling TV subscriber additions was primarily related to increased competition, including competition from other OTT service providers, and the impact from Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above.

During the six months ended June 30, 2019, we activated approximately 591,000 gross new DISH TV subscribers compared to approximately 575,000 gross new DISH TV subscribers during the same period in 2018, an increase of 2.8%. The increase in gross new DISH TV subscribers resulted from the effectiveness of our promotions and product offers. Although our gross new DISH TV subscriber activations increased, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers; and Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above.

Our DISH TV churn rate for the six months ended June 30, 2019 was 1.61% compared to 1.46% for the same period in 2018. Our DISH TV churn rate for the six months ended June 30, 2019 was negatively impacted by Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above, partially offset by the positive impact from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Subscriber-related revenue. “Subscriber-related revenue” totaled $6.310 billion for the six months ended June 30, 2019, a decrease of $532 million or 7.8% compared to the same period in 2018. The decrease in “Subscriber-related revenue” compared to the same period in 2018 was primarily related to a lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU discussed below. We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU. Pay-TV ARPU was $85.68 during the six months ended June 30, 2019 versus $85.01 during the same period in 2018. The $0.67 or 0.8% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2019 and 2018, Sling TV programming package price increases in the third quarter 2018 and revenue from advertising services. The increases were partially offset by an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a decrease in revenue related to premium channels. Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.

Subscriber-related expenses. “Subscriber-related expenses” totaled $4.006 billion during the six months ended June 30, 2019, a decrease of $338 million or 7.8% compared to the same period in 2018. The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber during the six months ended June 30, 2019 increased due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. This increase was partially offset by the reduction in programming costs per subscriber related to AT&T and Univision’s removal of certain of their channels from our programming lineup. “Subscriber-related expenses” represented 63.5% of “Subscriber-related revenue” during both the six months ended June 30, 2019 and 2018.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $432 million during the six months ended June 30, 2019, an increase of $53 million or 13.9% compared to the same period in 2018. This change was primarily attributable to higher gross new DISH TV subscriber activations and the increase in DISH TV SAC, discussed below.

DISH TV SAC.  DISH TV SAC was $803 during the six months ended June 30, 2019 compared to $734 during the same period in 2018, an increase of $69 or 9.4%.  This change was primarily attributable to an increase in hardware costs and advertising costs per activation.  The increase in hardware costs resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts. These increases were partially offset by increased additions of commercial subscribers during 2019 that have a significantly lower cost per activation. In addition, the six months ended June 30, 2018 were positively impacted by the reactivation of certain subscribers in Puerto Rico related to Hurricane Maria. The expenses we incurred for these reactivations were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV subscriber activations during the six months ended June 30, 2018.

During the six months ended June 30, 2019 and 2018, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $77 million and $55 million, respectively. This increase in capital expenditures resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts.

Depreciation and amortization. “Depreciation and amortization” expense totaled $303 million during the six months ended June 30, 2019, a $63 million or 17.2% decrease compared to the same period in 2018. This change was primarily driven by a decrease in depreciation expense resulting from a gain on an asset sale during the six months ended June 30, 2019 and a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

General and administrative expenses. “General and administrative expenses” totaled $402 million during the six months ended June 30, 2019, a $41 million or 11.5% increase compared to the same period in 2018. This increase was primarily driven by an increase in legal fees and an increase in expense related to our wireless projects.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Other, net. “Other, net” income was $12 million during the six months ended June 30, 2019 compared to expense of $13 million for the same period in 2018. This change primarily resulted from a decrease in net realized and unrealized losses on our marketable investment securities. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.157 billion during the six months ended June 30, 2019, a decrease of $258 million or 18.3% compared to the same period in 2018. The decrease in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months Ended
	June 30,
	2019	2018
	(In thousands)
EBITDA	$1,156,732	$1,415,134
Interest, net	22,072	14,114
Income tax (provision) benefit, net	(219,159)	(257,297)
Depreciation and amortization	(302,841)	(365,674)
Net income (loss) attributable to DISH Network	$656,804	$806,277

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

Income tax (provision) benefit, net. Our income tax provision was $219 million during the six months ended June 30, 2019, a decrease of $38 million compared to the same period in 2018. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes.”

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities. As of June 30, 2019, our cash, cash equivalents and current marketable investment securities totaled $2.732 billion compared to $2.069 billion as of December 31, 2018, an increase of $663 million. This increase in cash, cash equivalents and current marketable investment securities primarily resulted from cash generated from operating activities of $1.346 billion, partially offset by capital expenditures of $727 million (including capitalized interest related to FCC authorizations).

Cash Flow

The following discussion highlights our cash flow activities during the six months ended June 30, 2019.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cash flows from operating activities

For the six months ended June 30, 2019, we reported “Net cash flows from operating activities” of $1.346 billion primarily attributable to $1.115 billion of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments” and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including income taxes.

Cash flows from investing activities

For the six months ended June 30, 2019, we reported outflows from “Net cash flows from investing activities” of $362 million primarily related to capital expenditures of $727 million (including capitalized interest related to FCC authorizations), partially offset by $355 million in net sales of marketable investment securities. The capital expenditures included $446 million of capitalized interest related to FCC authorizations, $126 million for new and existing DISH TV subscriber equipment and $155 million of other corporate capital expenditures.

Cash flows from financing activities

For the six months ended June 30, 2019, we reported inflows from “Net cash flows from financing activities” of $43 million primarily related to other financing inflows and net proceeds from Class A common stock issued, partially offset by the $22 million of repurchases of our 7 7/8% Senior Notes due 2019 in open market trades.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Free cash flow	$618,913	$684,446
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	727,406	640,892
Net cash flows from operating activities	$1,346,319	$1,325,338

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Subscriber Base

Pay-TV subscribers. We lost approximately 290,000 net Pay-TV subscribers during the six months ended June 30, 2019 compared to the loss of approximately 245,000 net Pay-TV subscribers during the same period in 2018. The increase in net Pay-TV subscriber losses during the six months ended June 30, 2019 resulted from fewer net Sling TV subscriber additions, partially offset by fewer net DISH TV subscriber losses. Our net Pay-TV subscriber losses during the six months ended June 30, 2019 were negatively impacted by Univision and AT&T’s removal of certain of their channels from our DISH TV and Sling TV programming lineup. As a result, we experienced higher net Pay-TV subscriber losses beginning in the second half of 2018 and continuing into the first quarter 2019. On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain Univision channels to our DISH TV programming lineup. We lost approximately 345,000 net DISH TV subscribers during the six months ended June 30, 2019 compared to the loss of approximately 377,000 net DISH TV subscribers during the same period in 2018. This decrease in net DISH TV subscriber losses primarily resulted from higher gross new DISH TV subscriber activations and lower disconnects. The lower disconnects resulted from churn on a lower DISH TV subscriber base. We added approximately 55,000 net Sling TV subscribers during the six months ended June 30, 2019 compared to the addition of approximately 132,000 net Sling TV subscribers during the same period in 2018. This decrease in net Sling TV subscriber additions was primarily related to increased competition, including competition from other OTT service providers, and the impact from Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above.. See “Results of Operations” above for further information.

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

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we plan to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT. We expect to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. As of June 30, 2019, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase is now complete, we have secured certain tower sites, and we are in the process of identifying and securing additional tower sites.

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

Debt Maturity

During the year ended December 31, 2018 and the six months ended June 30, 2019, we repurchased $83 million and $22 million, respectively, of our 7 7/8% Senior Notes due 2019 in open market trades. The remaining balance of $1.295 billion matures on September 1, 2019. We expect to fund the remaining obligation from cash and marketable investment securities balances at that time. But, depending on market conditions, we may refinance the remaining obligation in whole or in part.

Our 5 1/8% Senior Notes with an aggregate principal balance of $1.1 billion mature on May 1, 2020. We expect to fund this obligation from cash and marketable investment securities balances at that time.  But, depending on market conditions, we may refinance this obligation in whole or in part.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2019. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Construction and launch risks. Operation of our DISH TV services requires that we have adequate satellite transmission capacity for the programming we offer. To accomplish this goal, from time to time, new satellites need to be built and launched. Satellite construction and launch is subject to significant risks, including construction and launch delays, launch failure and incorrect orbital placement. Certain launch vehicles that we may use have either unproven track records or have experienced launch failures in the recent past. The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities. Significant construction or launch delays could materially and adversely affect our ability to generate revenues. If we were unable to obtain launch insurance, or obtain launch insurance at rates it deemed commercially reasonable, and a significant launch failure were to occur, it could impact our ability to fund future satellite procurement and launch opportunities.

In addition, the occurrence of future launch failures for other operators may delay the deployment of our satellites and materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all. See “We generally do not carry commercial in-orbit insurance on any of the satellites that we use and could face significant impairment charges if any of our owned satellites fail.” above for further information.

Operational risks. Satellites are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies that have occurred in our satellites and the satellites of other operators as a result of various factors, such as manufacturing defects, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space. See “Satellite anomalies or technological failures could adversely affect the value of a particular satellite or result in a complete loss. Some of the satellites being acquired in the BSS Acquisition have experienced anomalies that may affect their useful lives or prohibit us from operating them to their currently expected capacity, and one or more of the satellites may suffer a technological failure, either of which could have an adverse effect our business, financial condition and results of operations.” above.

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

Satellite anomalies or technological failures could adversely affect the value of a particular satellite or result in a complete loss. Some of the satellites being acquired in the BSS Acquisition have experienced anomalies that may affect their useful lives or prohibit us from operating them to their currently expected capacity, and one or more of the satellites may suffer a technological failure, either of which could have an adverse effect on our business, financial condition and results of operations.

Satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. Some of the satellites being acquired in the BSS Acquisition have had anomalies in the past that have caused losses at EchoStar. For instance, the EchoStar X satellite experienced anomalies in the past which affected seven solar array circuits. In December 2017, the satellite experienced anomalies which affected one additional solar array circuit reducing the number of functional solar array circuits to 16. As a result of these anomalies, EchoStar experienced a reduction in revenue. There can be no assurance, however, that there will be no further anomalies with this or any other satellite, and any such anomalies could have adverse operational or financial effects in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail. Further, technological failures in any of the satellites may drastically reduce the useful life of that satellite to be significantly shorter than the minimum design life or immediately end the useful life.

We generally do not carry commercial in-orbit insurance on any of the satellites that we use and could face significant impairment charges if any of its owned satellites fail.

Generally, we do not carry commercial in-orbit insurance on any of the satellites we use, other than certain limited circumstances, and generally do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures. Following completion of the BSS Acquisition, we will still lease a portion of our satellite capacity from third parties, and we generally do not carry commercial insurance on any of the satellites leased from them. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited. In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite. If one or more of our owned in-orbit satellites fail, we could be required to record significant impairment charges.

The Prepaid Business Sale may not be completed on the terms or timeline currently contemplated, or at all, as we and the Sellers may be unable to satisfy the conditions or obtain the approvals required to complete the Prepaid Business Sale or such approvals may contain material restrictions or conditions.

The consummation of the Prepaid Business Sale is subject to numerous conditions, including, among other things:

●	the Sprint-TMUS merger having been completed;
●	the required governmental consents having been received, including approvals by the U.S. Department of Justice and the FCC;
●	no laws having been enacted, modified, supplemented or amended or governmental order enacted, promulgated or issued by any governmental authority that would prevent or restrain the Prepaid Business Sale from being consummated; and
●	other customary conditions.

There is no assurance that the Prepaid Business Sale will be consummated on the terms or timeline currently contemplated, or at all. We will continue to expend time and resources of management and to potentially incur certain legal, advisory and financial services fees related to the Prepaid Business Sale. These expenses must generally be paid regardless of whether the Prepaid Business Sale is consummated.

Governmental authorities may impose conditions to the approval of the Prepaid Business Sale or may require changes to the terms of the transaction. Any such conditions or changes could have the effect of delaying completion of the Prepaid Business Sale or otherwise reducing the anticipated benefits of the Prepaid Business Sale. The Sellers may also terminate the Asset Purchase Agreement if any governmental authority requests any modifications to the Final Judgment or any of the Transaction Agreements that are not acceptable to the Sellers in their sole discretion.

We may fail to realize all of the anticipated benefits of the Prepaid Business Sale.

The success of the Prepaid Business Sale will depend, in part, on our ability to realize the anticipated benefits and cost savings from acquiring the Prepaid Business.  The anticipated benefits and cost savings of the Prepaid Business Sale may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee.  Some of the assumptions that we have made with respect to the benefits of the Prepaid Business may not be realized.  The integration process may result in the loss of employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies.  There could be potential unknown liabilities and unforeseen expenses associated with the Prepaid Business Sale that were not discovered in the course of performing due diligence.

The BSS Acquisition may not be completed on the terms or timeline currently contemplated, or at all, as we and EchoStar may be unable to satisfy the conditions or obtain the approvals required to complete the BSS Acquisition or such approvals may contain material restrictions or conditions.

The consummation of the Merger is subject to numerous conditions, including, among other things:

●	the affirmative vote by written consent of the sole holder of all the issued and outstanding Newco shares having been obtained;
●	the required governmental consents having been received and the required governmental notices that are required to be submitted prior to the closing of the Merger having been filed;
●	the absence of any governmental action or proceeding (a) challenging or seeking to make illegal or otherwise prohibit, directly or indirectly, the consummation of the transactions contemplated by the Master Transaction Agreement, or (b) directly involving us, EchoStar, Newco, Merger Sub or any of our or their affiliates that would reasonably be expected to materially impair our ability to own or operate the BSS Business and conduct the business as currently conducted;
●	the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Master Transaction Agreement;
●	our registration statement having become effective under the Securities Act and the prospectus or any other required SEC filings having been disseminated to the EchoStar stockholders;
●	our having filed with the NASDAQ a notification form for the listing of all shares of Class A common stock to be issued to Newco stockholders in the Merger, and the NASDAQ not having objected to the listing of such shares of Class A common stock;
●	the Pre-Closing Restructuring and Distribution having been completed;
●	certain consents with respect to the operation of the EchoStar XXIII satellite having been obtained; and
●	other customary conditions.

There is no assurance that the Pre-Closing Restructuring, the Distribution or the Merger will be consummated on the terms or timeline currently contemplated, or at all. We have and will continue to expend time and resources of management and to incur legal, advisory and financial services fees related to the BSS Acquisition. These expenses must generally be paid regardless of whether the transactions contemplated by the Master Transaction Agreement are consummated.

Governmental authorities may impose conditions to the approval of the transactions contemplated by the Master Transaction Agreement or may require changes to the terms of such transactions. Any such conditions or changes could have the effect of delaying completion of the BSS Acquisition, imposing costs on or limiting the revenues of the combined company following the BSS Acquisition or otherwise reducing the anticipated benefits of the BSS Acquisition. Any condition or change which results in a material adverse effect on EchoStar, Newco or the BSS Business under the Master Transaction Agreement may cause us to terminate the Master Transaction Agreement.

The integration of the BSS Business may not be as successful as anticipated.

The BSS Acquisition involves numerous operational, strategic, financial, accounting, legal, tax and other risks, as well as potential liabilities associated with the acquired business. We may not be able to successfully or profitably integrate, operate, maintain and manage the BSS Business and its employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures. Difficulties in integrating the BSS Business may result in the BSS Business performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by the BSS Acquisition. Potential difficulties that may be encountered in the integration process include, among other factors:

●	the inability to successfully integrate the BSS Business in a manner that permits us to achieve the full revenue and cost savings anticipated from the BSS Acquisition;
●	complexities associated with managing the larger, more complex, integrated business;
●	integrating personnel from the BSS Business and the loss of key employees; and
●	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the BSS Acquisition.

We may fail to realize all of the anticipated benefits of the BSS Acquisition.

The success of the BSS Acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from acquiring the BSS Business. The anticipated benefits and cost savings of the BSS Acquisition may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made may not be realized. The integration process may result in the loss of employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the BSS Acquisition that were not discovered in the course of performing due diligence.

Despite the acquisition of additional satellites as part of the BSS Acquisition, following closing we will continue to have limited satellite capacity, and failures or reduced capacity could adversely affect our DISH TV services.

Operation of DISH TV services requires that we have adequate satellite transmission capacity for the programming it offers. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, and the satellites acquired in the BSS Acquisition will bolster that capacity, our backup capacity is limited. Following closing, we will continue to lease satellite capacity from third parties, see “—We generally do not carry commercial in-orbit insurance on any of the satellites that we use and could face significant impairment charges if any of our owned satellites fail” below.

Our ability to earn revenue from our DISH TV services depends on the usefulness of our owned and leased satellites, each of which has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion. Generally, the minimum design life of each of our owned and leased satellites ranges from 12 to 15 years. We can provide no assurance, however, as to the actual useful lives of any of our satellites. Our operating results could be adversely affected if the useful life of any of our owned or leased satellites were significantly shorter than the minimum design life.

In the event of a failure or loss of any of our owned or leased satellites (including those acquired as part of the BSS Acquisition), we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite, any of which could have a material adverse effect on our business, financial condition and results of operations. Such a failure could result in a prolonged loss of critical programming. A relocation would require FCC and/or other domestic and/or foreign regulatory approvals and, among other things, may require a showing to the FCC and/or other domestic and/or foreign regulatory body that the replacement satellite would not cause additional interference compared to the failed or lost satellite. We cannot be certain that we could obtain such FCC and/or other domestic and/or foreign regulatory body approval. If we chose to use a satellite in this manner, this use could adversely affect our ability to satisfy certain operational conditions associated with our authorizations. Failure to satisfy those conditions could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.

Current DISH Network stockholders will have reduced ownership and voting interest in and will exercise less influence over management of DISH Network following the Transactions.

Upon consummation of the BSS Acquisition, due to the issuance of shares of Class A common stock in connection therewith, the current DISH Network stockholders will have a smaller percentage ownership interest in DISH Network compared to what they own prior to the BSS Acquisition. Based on the number of shares of Class A common stock to be issued in connection with the Merger and the estimated number of shares of Class A common stock that will be outstanding immediately prior to the completion of the BSS Acquisition, the current DISH Network stockholders will hold less than 100% of the issued and outstanding shares of Class A common stock following the BSS Acquisition, and the current EchoStar stockholders will hold approximately 4.9% of the issued and outstanding shares of Class A common stock following the BSS Acquisition. Accordingly, the current DISH Network stockholders will have reduced ownership and voting interests in and will have less influence over management of DISH Network following the BSS Acquisition.

While the BSS Acquisition is pending, we are subject to certain interim operating covenants, including a covenant that requires us to maintain our business in the ordinary course, all of which could prohibit us from taking certain actions that might otherwise be beneficial to us and our stockholders.

After the date of the Master Transaction Agreement and prior to the Effective Time, the Master Transaction Agreement restricts us from taking specified actions without the consent of EchoStar and requires that we use commercially reasonable efforts to preserve our and our subsidiaries’ businesses in all material respects. These restrictions may prevent us from making appropriate changes to our or our subsidiaries’ respective businesses or organizational structures or from pursuing attractive business opportunities that may arise prior to the completion of the BSS Acquisition and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the BSS Acquisition could be exacerbated by any delays in consummation of the BSS Acquisition or termination of the Master Transaction Agreement.

If we were to take certain actions that could cause the Distribution to become taxable to EchoStar, we may be required to indemnify EchoStar for any resulting tax liability, and the indemnity amounts could be substantial.

To preserve the intended tax treatment of the Distribution, we will undertake upon closing of the BSS Acquisition to comply with certain restrictions under current U.S. federal income tax laws for spin-offs, including (i) refraining from engaging in certain transactions that would result in Section 355(e) of the Code applying to the Distribution (which generally would occur if Newco undergoes a direct or indirect fifty percent or greater change by vote or value in its ownership as a result of the Distribution and related transactions), (ii) continuing to own and manage the BSS Business in a certain manner, and (iii) limiting certain repurchases or redemptions of our common stock. To the extent that we did not comply with these contractual provisions, among other effects, the Distribution could become taxable to EchoStar, in which case, we may be required to indemnify EchoStar for any tax liability that results from our non-compliance with these restrictions, and such indemnity obligations could be substantial.

We may incur significant transaction, merger-related and restructuring costs in connection with the Transactions.

We have incurred and expect to incur a number of non-recurring costs associated with the Pre-Closing Restructuring, the Distribution, the Merger (and the issuance of shares in connection therewith) and other related transactions, as well as transaction fees and other costs related to the BSS Acquisition. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, including payments that may be made to certain executives, filing fees, printing expenses and other related charges. We will also incur integration costs in connection with the BSS Acquisition. Some of these costs are payable regardless of whether the BSS Acquisition is completed. While we have assumed that a certain level of expenses would be incurred in connection with the BSS Acquisition, there are many factors beyond our control that could affect the total amount or the timing of the restructuring, integration and implementation expenses.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from April 1, 2019 through June 30, 2019:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)
	(In thousands, except share data)
April 1, 2019 - April 30, 2019	—	$—	—	$1,000,000
May 1, 2019 - May 31, 2019	—	$—	—	$1,000,000
June 1, 2019 - June 30, 2019	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)	On October 29, 2018, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2019. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.EXHIBITS

(a)	Exhibits.

2.1*	Master Transaction Agreement, dated as of May 19, 2019, by and among DISH Network Corporation, BSS Merger Sub Inc., EchoStar Corporation, and EchoStar BSS Corporation.

2.2*	Asset Purchase Agreement, dated as of July 26, 2019, by and among T-Mobile US, Inc., Sprint Corporation and DISH Network Corporation.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2019 filed on July 29, 2019, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISH NETWORK CORPORATION

By:	/s/ W. Erik Carlson
W. Erik Carlson
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Paul W. Orban
Paul W. Orban
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2019