Form 10-Q
period 2019-09-30
DISH Network CORP
filed 2019-11-07
CIK 1001082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019.

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

As of October 31, 2019, the registrant’s outstanding common stock consisted of 254,623,280 shares of Class A common stock and 238,435,208 shares of Class B common stock.

PART I — FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2019 and December 31, 2018 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	73

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	105

Item 4.	Controls and Procedures	105

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	105

Item 1A.	Risk Factors	105

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	105

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	106

	Signatures	107

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

Competition and Economic Risks

●	As the pay-TV industry has matured and bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive, we face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

●	Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

●	Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	Our over-the-top (“OTT”) Sling TV Internet-based services face certain risks, including, among others, significant competition.

●	If government regulations relating to the Internet change, we may need to alter the manner in which we conduct our Sling TV business, and/or incur greater operating expenses to comply with those regulations.

●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our business.

●	We face increasing competition from other distributors of unique programming services such as foreign language, sports programming and original content that may limit our ability to maintain subscribers that desire these unique programming services.

i

Operational and Service Delivery Risks

●	If our operational performance and customer satisfaction were to deteriorate, our subscriber activations and our subscriber churn rate may be negatively impacted, which could in turn adversely affect our revenue.

●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

●	Programming expenses are increasing and may adversely affect our future financial condition and results of operations.

●	We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to certain programming, our subscriber activations and our subscriber churn rate may be negatively impacted.

●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

●	We may be required to make substantial additional investments to maintain competitive programming offerings.

●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

●	Technology in the pay-TV industry changes rapidly, and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services, and our failure to do so could cause our products and services to become obsolete and could negatively impact our business.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems and security access devices, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	We rely on a few suppliers and in some cases a single supplier for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

●	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

●	We depend on independent third parties to solicit orders for our DISH TV services that represent a meaningful percentage of our total gross new DISH TV subscriber activations.

●	We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH TV services.

●	Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

●	Satellite anomalies or technological failures could adversely affect the value of a particular satellite or result in a complete loss. Some of the satellites acquired pursuant to the Master Transaction Agreement have experienced anomalies that may affect their useful lives or prohibit us from operating them to their currently expected capacity, and one or more of the satellites may suffer a technological failure, either of which could have an adverse effect on our business, financial condition and results of operations.

●	We generally do not carry commercial in-orbit insurance on any of the satellites that we use and could face significant impairment charges if any of our owned satellites fail.

●	We may have potential conflicts of interest with EchoStar due to our common ownership and management.

●	We rely on key personnel and the loss of their services may negatively affect our business.

Acquisition and Capital Structure Risks

●	We have made substantial investments to acquire certain wireless spectrum licenses and other related assets. In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses.

●	We face certain risks related to our non-controlling investments in the Northstar Entities and the SNR Entities, which may have a material adverse effect on our business, results of operations and financial condition.

●	To the extent that we commercialize our wireless spectrum licenses, we will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

●	Our wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. The failure to meet such build-out and/or renewal requirements may have a material adverse effect on our business, results of operations and financial condition.

●	We rely on highly skilled personnel for our wireless business, including without limitation our ability to meet build-out requirements, and if we are unable to hire and retain key personnel or hire qualified personnel then our wireless business may be adversely affected.

●	The Prepaid Business Sale may not be completed on the terms or timeline currently contemplated, or at all, as we and the Sellers may be unable to satisfy the conditions or obtain the approvals required to complete the Prepaid Business Sale or such approvals may contain material restrictions or conditions.
●	We may fail to realize all of the anticipated benefits of the Prepaid Business Sale.

●	The integration of the BSS Business may not be as successful as anticipated.

●	We may fail to realize all of the anticipated benefits of the Master Transaction Agreement.

●	Despite the acquisition of additional satellites acquired pursuant to the Master Transaction Agreement, we continue to have limited satellite capacity, and failures or reduced capacity could adversely affect our DISH TV services.

●	Current DISH Network stockholders have reduced ownership and voting interest in and exercise less influence over management of DISH Network following the closing of the Master Transaction Agreement.

●	If we were to take certain actions that could cause the Distribution to become taxable to EchoStar, we may be required to indemnify EchoStar for any resulting tax liability, and the indemnity amounts could be substantial.

●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.

●	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	We have substantial debt outstanding and may incur additional debt.

●	The conditional conversion features of our 3 3/8% Convertible Notes due 2026 (the “Convertible Notes due 2026”) and our 2 3/8% Convertible Notes due 2024 (the “Convertible Notes due 2024,” and collectively with the Convertible Notes due 2026, the “Convertible Notes”), if triggered, may adversely affect our financial condition.

●	The convertible note hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes due 2026 may affect the value of the Convertible Notes due 2026 and our Class A common stock.

●	We are subject to counterparty risk with respect to the convertible note hedge transactions.

●	From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs, including investments in public companies that are highly speculative and have experienced and continue to experience volatility.

●	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our ownership structure.

●	We are controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	The rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $280 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

●	Our business may be materially affected by the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). Negative or unexpected tax consequences could adversely affect our business, financial condition and results of operations.

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	Our ability to distribute video content via the Internet, including our Sling TV services, involves regulatory risk.

●	Changes in the Cable Act of 1992 (“Cable Act”), and/or the rules of the Federal Communications Commission (“FCC”) that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates.

●	The injunction against our retransmission of distant networks, which is currently waived, may be reinstated.

●	We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

●	Our DISH TV services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

●	We are subject to digital high-definition (“HD”) “carry-one, carry-all” requirements that cause capacity constraints.

●	Our business, investor confidence in our financial results and stock price may be adversely affected if our internal controls are not effective.

●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part I,  Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC. All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear. Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements. The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

v

Item 1. FINANCIAL STATEMENTS

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$1,403,358	$887,346
Marketable investment securities	191,034	1,181,471
Trade accounts receivable, net of allowance for doubtful accounts of $23,121 and $16,966, respectively	577,797	639,855
Inventory	314,620	290,733
Other current assets	244,583	289,800
Total current assets	2,731,392	3,289,205

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	60,851	67,597
Property and equipment, net	2,758,024	1,928,180
FCC authorizations	25,544,863	24,736,961
Other investment securities	159,590	118,992
Operating lease assets	152,178	—
Other noncurrent assets, net	364,542	446,077
Total noncurrent assets	29,040,048	27,297,807
Total assets	$31,771,440	$30,587,012

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$317,690	$233,753
Deferred revenue and other	690,315	655,312
Accrued programming	1,412,196	1,474,207
Accrued interest	195,161	268,479
Other accrued expenses	777,865	802,388
Current portion of long-term debt and finance lease obligations	1,173,427	1,341,993
Total current liabilities	4,566,654	4,776,132

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	12,960,779	13,810,784
Deferred tax liabilities	2,817,260	2,474,907
Operating lease liabilities	92,796	—
Long-term deferred revenue and other long-term liabilities	636,718	470,932
Total long-term obligations, net of current portion	16,507,553	16,756,623
Total liabilities	21,074,207	21,532,755

Commitments and Contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	528,205	460,068

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 254,623,250 and 229,448,857 shares issued and outstanding, respectively	2,546	2,295
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Additional paid-in capital	3,942,174	3,379,093
Accumulated other comprehensive income (loss)	(252)	(874)
Accumulated earnings (deficit)	6,222,898	5,212,790
Total DISH Network stockholders’ equity (deficit)	10,169,750	8,595,688
Noncontrolling interests	(722)	(1,499)
Total stockholders’ equity (deficit)	10,169,028	8,594,189
Total liabilities and stockholders’ equity (deficit)	$31,771,440	$30,587,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Subscriber-related revenue	$3,117,191	$3,349,356	$9,427,533	$10,191,820
Equipment sales and other revenue	51,172	45,785	139,286	122,653
Total revenue	3,168,363	3,395,141	9,566,819	10,314,473

Costs and Expenses (exclusive of depreciation shown separately below - Note 7):
Subscriber-related expenses	1,934,806	2,123,798	5,940,774	6,468,176
Satellite and transmission expenses	92,295	136,869	369,804	436,565
Cost of sales - equipment and other	55,753	40,309	147,210	108,052
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	7,692	7,914	17,216	32,952
Other subscriber acquisition costs	136,950	73,614	325,714	219,420
Subscriber acquisition advertising	141,159	105,350	374,848	313,779
Total subscriber acquisition costs	285,801	186,878	717,778	566,151
General and administrative expenses	176,635	169,299	578,307	529,701
Depreciation and amortization (Note 7)	154,181	175,285	457,022	540,959
Total costs and expenses	2,699,471	2,832,438	8,210,895	8,649,604

Operating income (loss)	468,892	562,703	1,355,924	1,664,869

Other Income (Expense):
Interest income	32,301	10,525	65,944	30,461
Interest expense, net of amounts capitalized	(6,027)	(5,413)	(17,598)	(11,235)
Other, net	(1,796)	25,473	10,124	12,097
Total other income (expense)	24,478	30,585	58,470	31,323

Income (loss) before income taxes	493,370	593,288	1,414,394	1,696,192
Income tax (provision) benefit, net	(116,213)	(140,690)	(335,372)	(397,987)
Net income (loss)	377,157	452,598	1,079,022	1,298,205
Less: Net income (loss) attributable to noncontrolling interests, net of tax	23,853	20,864	68,914	60,194
Net income (loss) attributable to DISH Network	$353,304	$431,734	$1,010,108	$1,238,011

Weighted-average common shares outstanding - Class A and B common stock:
Basic	477,495	467,570	471,736	467,216
Diluted	535,746	525,995	530,041	525,752

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.74	$0.92	$2.14	$2.65
Diluted net income (loss) per share attributable to DISH Network	$0.66	$0.82	$1.91	$2.35

Comprehensive Income (Loss):
Net income (loss)	$377,157	$452,598	$1,079,022	$1,298,205
Other comprehensive income (loss):
Foreign currency translation adjustments	(237)	(1,372)	(52)	(1,629)
Unrealized holding gains (losses) on available-for-sale securities	(211)	134	1,180	288
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(2)	(2)	(298)	(7)
Deferred income tax (expense) benefit, net	49	(32)	(208)	(71)
Total other comprehensive income (loss), net of tax	(401)	(1,272)	622	(1,419)
Comprehensive income (loss)	376,756	451,326	1,079,644	1,296,786
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	23,853	20,864	68,914	60,194
Comprehensive income (loss) attributable to DISH Network	$352,903	$430,462	$1,010,730	$1,236,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2017	$4,664	$3,296,488	$882	$3,635,380	$492	$6,937,906	$383,390
Issuance of Class A common stock:
Exercise of stock awards	2	3,535	—	—	—	3,537	—
Employee Stock Purchase Plan	2	4,452	—	—	—	4,454	—
Non-cash, stock-based compensation	—	9,060	—	—	—	9,060	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	103	—	—	103	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(26)	—	—	(26)	—
Foreign currency translation	—	—	400	—	—	400	—
ASU 2014-09 cumulative catch-up adjustment	—	—	—	2,320	—	2,320	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(51)	(51)	17,812
Net income (loss) attributable to DISH Network	—	—	—	367,560	—	367,560	—
Balance, March 31, 2018	$4,668	$3,313,535	$1,359	$4,005,260	$441	$7,325,263	$401,202
Issuance of Class A common stock:
Exercise of stock awards	—	(107)	—	—	—	(107)	—
Employee benefits	6	27,315	—	—	—	27,321	—
Employee Stock Purchase Plan	1	3,845	—	—	—	3,846	—
Non-cash, stock-based compensation	—	9,712	—	—	—	9,712	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	46	—	—	46	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(13)	—	—	(13)	—
Foreign currency translation	—	—	(657)	—	—	(657)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	2,191	2,191	19,378
Net income (loss) attributable to DISH Network	—	—	—	438,717	—	438,717	—
Other	—	—	—	—	(192)	(192)	—
Balance, June 30, 2018	$4,675	$3,354,300	$735	$4,443,977	$2,440	$7,806,127	$420,580
Issuance of Class A common stock:
Exercise of stock awards	—	438	—	—	—	438	—
Employee benefits	—	1	—	—	—	1	—
Employee Stock Purchase Plan	1	4,131	—	—	—	4,132	—
Non-cash, stock-based compensation	—	6,125	—	—	—	6,125	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	132	—	—	132	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(32)	—	—	(32)	—
Foreign currency translation	—	—	(1,372)	—	—	(1,372)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	1,273	1,273	19,591
Net income (loss) attributable to DISH Network	—	—	—	431,734	—	431,734	—
Other	—	—	—	—	(5,520)	(5,520)	—
Balance, September 30, 2018	$4,676	$3,364,995	$(537)	$4,875,711	$(1,807)	$8,243,038	$440,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued

(In thousands)

(Unaudited)

			Accumulated
	Class A and B	Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total	Interests
Balance, December 31, 2018	$4,679	$3,379,093	$(874)	$5,212,790	$(1,499)	$8,594,189	$460,068
Issuance of Class A common stock:
Exercise of stock awards	—	227	—	—	—	227	—
Employee Stock Purchase Plan	2	4,520	—	—	—	4,522	—
Non-cash, stock-based compensation	—	11,537	—	—	—	11,537	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	1,006	—	—	1,006	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(236)	—	—	(236)	—
Foreign currency translation	—	—	47	—	—	47	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	164	164	21,374
Net income (loss) attributable to DISH Network	—	—	—	339,761	—	339,761	—
Balance, March 31, 2019	$4,681	$3,395,377	$(57)	$5,552,551	$(1,335)	$8,951,217	$481,442
Issuance of Class A common stock:
Exercise of stock awards	6	18,620	—	—	—	18,626	—
Employee benefits	11	26,993	—	—	—	27,004	—
Employee Stock Purchase Plan	1	4,040	—	—	—	4,041	—
Non-cash, stock-based compensation	—	12,105	—	—	—	12,105	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	89	—	—	89	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(21)	—	—	(21)	—
Foreign currency translation	—	—	138	—	—	138	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	269	269	23,254
Net income (loss) attributable to DISH Network	—	—	—	317,043	—	317,043	—
Balance, June 30, 2019	$4,699	$3,457,135	$149	$5,869,594	$(1,066)	$9,330,511	$504,696
Issuance of Class A common stock:
Exercise of stock awards	1	77	—	—	—	78	—
Employee benefits	—	—	—	—	—	—	—
Employee Stock Purchase Plan	1	4,536	—	—	—	4,537	—
Non-cash, stock-based compensation	—	(15,348)	—	—	—	(15,348)	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(213)	—	—	(213)	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	49	—	—	49	—
Foreign currency translation	—	—	(237)	—	—	(237)	—
Master Transaction Agreement, net of deferred tax of $166,161	229	496,916	—	—	—	497,145	—
Other	—	(1,142)	—	—	—	(1,142)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	344	344	23,509
Net income (loss) attributable to DISH Network	—	—	—	353,304	—	353,304	—
Balance, September 30, 2019	$4,930	$3,942,174	$(252)	$6,222,898	$(722)	$10,169,028	$528,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH NETWORK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$1,079,022	$1,298,205
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	457,022	540,959
Realized and unrealized losses (gains) on investments	(4,757)	(13,153)
Non-cash, stock-based compensation	8,294	24,897
Deferred tax expense (benefit)	174,842	308,610
Other, net	272,085	(78,481)
Changes in current assets and current liabilities, net	42,121	(65,303)
Net cash flows from operating activities	2,028,629	2,015,734

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(631,236)	(801,916)
Sales and maturities of marketable investment securities	1,624,451	675,162
Purchases of property and equipment	(461,402)	(282,805)
Capitalized interest related to FCC authorizations (Note 2)	(734,631)	(765,239)
Other, net	60,609	16,773
Net cash flows from investing activities	(142,209)	(1,158,025)

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes	(1,317,372)	(1,088,392)
Repayment of long-term debt and finance lease obligations	(21,112)	(32,651)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	32,031	16,300
Other, net	(4,072)	(2,760)
Net cash flows from financing activities	(1,310,525)	(1,107,503)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	575,895	(249,794)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 5)	887,924	1,479,901
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 5)	$1,463,819	$1,230,107

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, Smart Home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming OTT Internet-based domestic, international and Latino video programming services (“Sling TV”). As of September 30, 2019, we had 12.180 million Pay-TV subscribers in the United States, including 9.494 million DISH TV subscribers and 2.686 million Sling TV subscribers.

In addition, we historically offered broadband services under the dishNET™ brand, which includes satellite broadband services that utilize advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) and wireline broadband services.  However, as of the first quarter 2018, we have transitioned our broadband business focus from wholesale to authorized representative arrangements, and we are no longer marketing dishNET broadband services. Our existing broadband subscribers are declining through customer attrition.  Generally, under these authorized representative arrangements, we will receive certain payments for each broadband service activation generated and installation performed, and we will not incur subscriber acquisition costs for these activations.

Recent Developments

Master Transaction Agreement

On May 19, 2019, we and our wholly-owned subsidiary BSS Merger Sub Inc., (“Merger Sub”), entered into a Master Transaction Agreement (the “Master Transaction Agreement”) with EchoStar and EchoStar BSS Corporation, a wholly-owned subsidiary of EchoStar (“Newco”).

Pursuant to the Master Transaction Agreement, among other things: (i) EchoStar carried out an internal reorganization in which certain assets and liabilities of the EchoStar Satellite Services segment, the business segment of EchoStar that provides broadcast satellite operations and satellite services, as well as certain related licenses, real estate properties and employees (together, the “BSS Business”) were transferred to Newco (the “Pre-Closing Restructuring”); (ii) EchoStar distributed all outstanding shares of common stock, par value $0.001 per share, of Newco (such stock, “Newco Common Stock”) on a pro rata basis (the “Distribution”), to the holders of record of Class A common stock, par value $0.001 per share, of EchoStar and Class B common stock, par value $0.001 per share, of EchoStar; and (iii) upon the consummation of the Pre-Closing Restructuring and the Distribution, Merger Sub merged with and into Newco (the “Merger”) such that, upon consummation of the Merger, Merger Sub ceased to exist and Newco continued as our wholly-owned subsidiary.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Effective September 10, 2019, pursuant to the terms and subject to the conditions set forth in the Master Transaction Agreement, in consideration for the Merger, we issued 22,937,188 shares of our Class A common stock to the holders of Newco Common Stock at a ratio of 0.23523769 of our Class A common stock for each outstanding share of Newco Common Stock. The transaction was structured as a tax-free spin-off and merger.

In addition, as the result of the Merger, we, EchoStar and, as relevant, certain of our or their respective subsidiaries, entered into ancillary agreements involving tax, employment and intellectual property matters, which set forth certain rights and obligations of us and EchoStar and our and their respective subsidiaries related to the Merger with respect to, among other things: (i) the payment of tax liability refunds, and the filing of tax returns related to Newco and the BSS Business; (ii) the allocation of employment-related assets and liabilities between us and EchoStar; (iii) certain employee compensation, equity awards, benefit plans, programs and arrangements relating to employees who are expected to be transferred to us pursuant to the Merger; (iv) a cross-license between us and EchoStar for certain intellectual property either transferred to us as part of the Merger or retained by EchoStar that is also used in the BSS Business; and (v) the provision of certain telemetry, tracking and control services by us and our subsidiaries to EchoStar and its subsidiaries.

The description of the Master Transaction Agreement in this section is qualified in its entirety by reference to the complete text of the Master Transaction Agreement, a copy of which is filed as Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

The Merger was accounted for as an asset purchase, as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets. As the Merger was between entities that were under common control, we recorded the assets and liabilities received under the Merger at EchoStar’s historical cost basis, with the offsetting amount recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets. A substantial portion of the assets received under the Merger were historically leased to us by EchoStar. As these assets and the related liabilities have been transferred to us pursuant to the Master Transaction Agreement, they will no longer be included in “Operating lease assets,” “Other current liabilities” and “Operating lease liabilities,” but rather in “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The impact on our Condensed Consolidated Balance Sheets, including the reduction of our operating lease assets and the related liabilities, pursuant to the effectiveness of the Master Transaction Agreement on September 10, 2019 was as follows (in thousands):

Assets
Other current assets	$3,430
Property and equipment, net	825,302
FCC authorizations	65,615
Operating lease assets	(494,839)
Other noncurrent assets, net	13,158
Total assets	$412,666

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accrued interest	$1,239
Other accrued expenses	(157,216)
Current portion of long-term debt and finance lease obligations	50,056
Total current liabilities	(105,921)

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	194,183
Deferred tax liabilities	166,161
Operating lease liabilities	(338,902)
Total long-term obligations, net of current portion	21,442
Total liabilities	(84,479)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value	229
Additional paid-in capital	496,916
Total stockholders’ equity (deficit)	497,145
Total liabilities and stockholders’ equity (deficit)	$412,666

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

At the closing of the Prepaid Business Sale, we and NTM will enter into a transition services agreement under which we will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by NTM to us (the “MNSA”), an option agreement entitling us to acquire certain decommissioned cell sites and retail stores of NTM (the “Option Agreement”) and an agreement under which we would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”). See Note 10 for further information on the Transaction Agreements.

Agreement with the DOJ: The Stipulation and Order and the Proposed Final Judgment

In connection with the Prepaid Business Sale and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, Deutsche Telekom AG and SoftBank Group Corporation agreed with the United States Department of Justice (the “DOJ”) on certain key terms relating to the Transaction Agreements and our wireless service business and spectrum. On July 26, 2019, we, TMUS, Sprint, Deutsche Telekom AG and SoftBank Group Corp. (collectively, the “Defendants”) entered into a Stipulation and Order (the “Stipulation and Order”) with the DOJ binding the Defendants to a Proposed Final Judgment (the “Proposed Final Judgment”) which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the United States District Court for the District of Columbia (the “District Court”) on July 26, 2019. Certain of the provisions of the Stipulation and Order and the Proposed Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Proposed Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

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

FCC Build-Out Commitments

In a letter filed with the FCC on July 26, 2019, we voluntarily committed to deploy a nationwide 5G broadband network and meet revised timelines relating to the build-out of our AWS-4, Lower 700 MHz E Block, AWS H Block and 600 MHz spectrum assets, subject to certain penalties. Pursuant to these commitments, we requested multi-year extensions to deploy our AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum, and we have committed to build out our 600 MHz licenses on an accelerated schedule to better align with our 5G deployment. We have also committed to offer 5G broadband service to certain population coverage targets, along with minimum core network, tower and spectrum use targets, and have waived our right to deploy any technology of our choice under the FCC’s “flexible use” rules with respect to these spectrum bands. Failure to meet the various commitments would require us to pay voluntary contributions totaling up to $2.2 billion to the FCC and would subject certain licenses in the AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum to forfeiture. We have also agreed not to sell our AWS-4 and 600 MHz spectrum for six years without prior DOJ and FCC approval (unless such sale is part of a change of control of DISH Network). Additionally, we have agreed not to lease a certain percentage of network capacity on our AWS-4 and 600 MHz spectrum for six years to the three largest U.S. wireless carriers (i.e., AT&T, Verizon and NTM), without prior FCC approval.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On November 5, 2019, the FCC released an Order that, among other things, approved the Sprint-TMUS merger, tolled our existing March 7, 2020 build-out deadline for our AWS-4 and Lower 700 MHz E Block Licenses, and directed the FCC’s Wireless Telecommunications Bureau to adopt our commitments after a 30 day review period (the “FCC Merger Order”).

Beginning on November 5, 2019, and while the approval of the Sprint-TMUS merger is pending, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Sprint-TMUS merger is not consummated, the original deadline will be reinstated with extensions equal to the length of time the deadline was tolled. Except for the tolling of the March 2020 deadline, we may not receive the requested buildout extensions unless and until the Prepaid Business Sale closes.

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

Wireless

Beginning on November 5, 2019, and while the approval of the Sprint-TMUS merger is pending, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Sprint-TMUS merger is not consummated, the original deadlines (as discussed in Note 10) would be reinstated with extensions equal to the length of time the deadline was tolled. As our March 2020 build-out deadlines are currently tolled we have paused work on our narrowband Internet of Things (“IoT”) deployment. We have issued requests for information and proposals (“RFI/Ps”) to various vendors in the wireless industry as we move forward with our 5G network deployment.

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the first phase of our network deployment (“First Phase”). We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. As of September 30, 2019, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase. Among other things, initial RF design in connection with the First Phase was complete, we had secured certain tower sites, and we were in the process of identifying and securing additional tower sites. The core network had been installed and commissioned. We had also installed the first base stations on sites in 2018 and were in the process of deploying the remaining base stations. As discussed above, our March 2020 build-out deadlines are currently tolled and, therefore, we have paused work on our narrowband IoT deployment. We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G network deployment. We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020. We currently expect expenditures for our 5G network deployment to be approximately $10 billion. We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. See Note 10 for further information.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

We are currently preparing for the commercialization of our AWS-4, H Block, 700 MHz, 600 MHz and MVDDS wireless spectrum licenses, and interest expense related to their carrying amount is being capitalized. In addition, the FCC has granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively, in which we have made certain non-controlling investments. Northstar Wireless and SNR Wireless are preparing for the commercialization of their AWS-3 Licenses and interest expense related to their carrying amount is also being capitalized. On June 14, 2017, the FCC issued an order granting our application to acquire the 600 MHz Licenses, and we began preparing for the commercialization of our 600 MHz Licenses and began capitalizing interest related to these licenses on June 14, 2017. As the carrying amount of the licenses discussed above exceeded the carrying value of our long-term debt and finance lease obligations beginning on June 14, 2017, materially all of our interest expense is now being capitalized.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of September 30, 2019 and December 31, 2018, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 5 for the fair value of our marketable investment securities and derivative financial instruments.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the three months ended September 30, 2019 and 2018, we capitalized $67 million and $51 million, respectively, under these programs.  The amortization expense related to these programs was $21 million and $9 million, respectively, for the three months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, we capitalized $159 million and $141 million, respectively, under these programs. The amortization expense related to these programs was $52 million and $17 million, respectively, for the nine months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019 and December 31, 2018, we had a total of $276 million and $169 million capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Leases

We enter into operating and finance leases for, among other things, satellites, office space, data centers, warehouses and distribution centers, vehicles used for installation and Smart Home Services, wireless towers and other equipment. Our leases have remaining lease terms from one to eight years, some of which include renewal options, and some of which include options to terminate the leases within one year.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

We currently lease and historically have leased certain assets from EchoStar, including, among other things, satellites, office space and data centers. See Note 13 for further information on our Related Party Transactions with EchoStar. On May 19, 2019, we entered into a Master Transaction Agreement with EchoStar and effective September 10, 2019, certain satellites and real estate assets leased from EchoStar were transferred to us. See Note 1 for further information on the Master Transaction Agreement.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The adoption of ASU 2016-02 impacted our September 30, 2019 Condensed Consolidated Balance Sheets, including the reclassification of our deferred rent liabilities to an operating lease asset, as follows:

Condensed Consolidated Balance Sheets	DISH Network (as would have been reported under previous standards)	Impact of adopting ASU 2016-02	DISH Network (as currently reported)
	(In thousands)
As of September 30, 2019
Operating lease assets	$—	$152,178	$152,178
Total assets	$31,619,262	$152,178	$31,771,440
Other accrued expenses	$720,128	$57,737	$777,865
Operating lease liabilities	$—	$92,796	$92,796
Long-term deferred revenue and other long-term liabilities	$635,073	$1,645	$636,718
Total liabilities	$20,922,029	$152,178	$21,074,207
Total stockholders' equity (deficit)	$10,169,028	$—	$10,169,028
Total liabilities and stockholders' equity (deficit)	$31,619,262	$152,178	$31,771,440

Research and Development

Research and development costs are expensed as incurred. Research and development costs totaled $4 million and $6 million for the three months ended September 30, 2019 and 2018, respectively. Research and development costs totaled $15 million and $18 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net income (loss)	$377,157	$452,598	$1,079,022	$1,298,205
Less: Net income (loss) attributable to noncontrolling interests, net of tax	23,853	20,864	68,914	60,194
Net income (loss) attributable to DISH Network - Basic	353,304	431,734	1,010,108	1,238,011
Interest on dilutive Convertible Notes, net of tax (1)	—	—	—	—
Net income (loss) attributable to DISH Network - Diluted	$353,304	$431,734	$1,010,108	$1,238,011

Weighted-average common shares outstanding - Class A and B common stock:
Basic	477,495	467,570	471,736	467,216
Dilutive impact of Convertible Notes	58,192	58,192	58,192	58,192
Dilutive impact of stock awards outstanding	59	233	113	344
Diluted	535,746	525,995	530,041	525,752

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to DISH Network	$0.74	$0.92	$2.14	$2.65
Diluted net income (loss) per share attributable to DISH Network	$0.66	$0.82	$1.91	$2.35

(1)	For both the three and nine months ended September 30, 2019 and 2018, materially all of our interest expense was capitalized. See Note 2 for further information.

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

	As of September 30,
	2019	2018
	(In thousands)
Anti-dilutive stock awards	5,181	3,836
Performance based options (1)	8,418	4,722
Restricted Performance Units/Awards	1,516	1,790
Common stock warrants	46,029	46,029
Total	61,144	56,377

(1)	The increase in performance based options as of September 30, 2019 primarily resulted from the issuance of stock option awards as of October 1, 2018 under a long-term, performance-based stock incentive plan adopted on August 17, 2018 (the “2019 LTIP”).

2017 LTIP. On December 2, 2016, we adopted a long-term, performance-based stock incentive plan (the “2017 LTIP”). The 2017 LTIP provides stock options that vest based on company-specific subscriber and financial performance conditions. Awards were initially granted under the 2017 LTIP as of January 1, 2017. As of December 31, 2018, we had determined that 75% of the 2017 LTIP performance conditions were probable of achievement. During the three months ended September 30, 2019, management determined the 2017 LTIP performance conditions were not probable of achievement and as a result, we reversed $13 million of non-cash, stock-based compensation expense, which we had previously accrued.

4.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Cash paid for interest (including capitalized interest)	$737,311	$764,540
Cash received for interest	38,101	10,126
Cash paid for income taxes	26,304	27,280
Capitalized interest (1)	743,864	761,842
Master Transaction Agreement, net of deferred tax of $166,161 (2)	497,145	—
Employee benefits paid in Class A common stock	27,004	27,322

(1)	See Note 2 for further information.
(2)	See Note 1 for further information.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2019	2018
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Strategic - available-for-sale	$185	$193
Strategic - trading/equity (Note 2)	5	2,370
Other	190,844	1,178,908
Total current marketable investment securities	191,034	1,181,471
Restricted marketable investment securities (1)	390	67,019
Total marketable investment securities	191,424	1,248,490

Restricted cash and cash equivalents (1)	60,461	578

Other investment securities:
Other investment securities	159,590	118,992
Total other investment securities	159,590	118,992

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$411,475	$1,368,060

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Current Marketable Investment Securities – Strategic

Our current strategic marketable investment securities portfolio includes and may include strategic and financial debt and/or equity investments in private and public companies that are highly speculative and have experienced and continue to experience volatility. As of September 30, 2019, this portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers. The fair value of certain of the debt and equity securities in this portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2019 and December 31, 2018, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2019 and December 31, 2018, we had accumulated net unrealized gains of less than $1 million and accumulated net unrealized losses of $1 million, respectively. These amounts, net of related tax effect, were accumulated net unrealized gains of less than $1 million and accumulated net unrealized losses of $1 million, respectively. All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” The components of our available-for-sale investments are summarized in the table below.

	As of September 30, 2019				As of December 31, 2018
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$22,254	$69	$—	$69	$66,823	$40	$(19)	$21
Commercial paper	140,000	—	—	—	367,488	—	—	—
Corporate securities	28,254	33	—	33	805,259	91	(899)	(808)
Other	911	55	(8)	47	6,550	56	(2)	54
Total	$191,419	$157	$(8)	$149	$1,246,120	$187	$(920)	$(733)

As of September 30, 2019, restricted and non-restricted marketable investment securities included debt securities of $191 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$1,384,935	$518,453	$866,482	$—	$859,220	$30,858	$828,362	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$22,254	$22,254	$—	$—	$66,823	$66,823	$—	$—
Commercial paper	140,000	—	140,000	—	367,488	—	367,488	—
Corporate securities	28,254	—	28,254	—	805,259	—	805,259	—
Other	911	—	726	185	6,550	—	6,357	193

Equity securities	5	5	—	—	2,370	2,370	—	—
Total	$191,424	$22,259	$168,980	$185	$1,248,490	$69,193	$1,179,104	$193

During the nine months ended September 30, 2019, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2019	2018	2019	2018
	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$1,346	$23,574	$5,240	$8,865
Costs related to early redemption of debt	(44)	—	(483)	(2,716)
Gain (loss) on sale of subsidiary	—	7,004	—	7,004
Equity in earnings of affiliates	(5,467)	(5,369)	(4,476)	(3,164)
Other	2,369	264	9,843	2,108
Total	$(1,796)	$25,473	$10,124	$12,097

6.Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2019	2018
	(In thousands)
Finished goods	$259,349	$215,186
Work-in-process and service repairs	41,834	56,871
Raw materials	13,437	18,676
Total inventory	$314,620	$290,733

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			September 30,	December 31,
	(In Years)			2019	2018
				(In thousands)
Equipment leased to customers	2	-	5	$1,896,000	$2,016,965
Satellites (1) (2)	2	-	15	1,866,361	843,913
Satellites acquired under finance lease agreements (1) (3)	10	-	15	888,940	499,819
Furniture, fixtures, equipment and other	2	-	20	1,995,436	1,923,585
Buildings and improvements (1)	5	-	40	347,923	290,650
Land (1)		-		17,809	13,186
Construction in progress		-		249,258	100,560
Total property and equipment				7,261,727	5,688,678
Accumulated depreciation (1)				(4,503,703)	(3,760,498)
Property and equipment, net				$2,758,024	$1,928,180

(1)	See Note 1 for further information on the Master Transaction Agreement pursuant to which certain assets were transferred to us.
(2)	See Note 5 for further information on the transaction with TSI.
(3)	The Ciel II satellite was previously classified as a finance lease, however, as a result of an amendment, which was effective during the first quarter 2019, Ciel II is now accounted for as an operating lease.

Construction in progress consisted of the following:

	As of
	September 30,	December 31,
	2019	2018
	(In thousands)
Software	$39,040	$34,533
Wireless	189,910	53,466
Other	20,308	12,561
Total construction in progress	$249,258	$100,560

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Equipment leased to customers	$91,090	$114,606	$287,109	$337,004
Satellites	25,321	25,085	62,956	75,257
Buildings, furniture, fixtures, equipment and other	37,770	35,594	106,957	128,698
Total depreciation and amortization	$154,181	$175,285	$457,022	$540,959

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Pay-TV Satellites. We currently utilize 13 satellites in geostationary orbit approximately 22,300 miles above the equator, eight of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on one satellite that we lease from EchoStar, which is accounted for as an operating lease. We also lease four satellites from third parties: Ciel II, which is now accounted for as an operating lease, and Anik F3, Nimiq 5 and QuetzSat-1, which are accounted for as financing leases and are depreciated over their economic life.

As of September 30, 2019, our pay-TV satellite fleet consisted of the following:

		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar VII (1)	February 2002	119	N/A
EchoStar X (1)	February 2006	110	N/A
EchoStar XI (1)	July 2008	110	N/A
EchoStar XIV (1)	March 2010	119	N/A
EchoStar XV	July 2010	61.5	N/A
EchoStar XVI (1)	November 2012	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A
EchoStar XXIII (1)	March 2017	67.9	N/A

Leased from EchoStar (2):
EchoStar IX	August 2003	121	Month to month

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2020
Nimiq 5 (1)	September 2009	72.7	September 2024
QuetzSat-1 (1)	September 2011	77	November 2021

(1)	Pursuant to the Master Transaction Agreement, these satellites and satellite service agreements were transferred to us. See Note 1 for further information.
(2)	See Note 13 for further information on our Related Party Transactions with EchoStar.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Effective September 10, 2019, pursuant to the Master Transaction Agreement, the EchoStar XII satellite was transferred to us. During October 2019, the EchoStar XII satellite was de-orbited.

●

8.Leases

We enter into operating and finance leases for, among other things, satellites, office space, data centers, warehouses and distribution centers, vehicles used for installation and Smart Home Services, wireless towers and other equipment. Our leases have remaining lease terms from one to eight years, some of which include renewal options, and some of which include options to terminate the leases within one year.

Our Anik F3, Nimiq 5 and QuetzSat-1 satellites are accounted for as financing leases. Substantially all of our remaining leases are accounted for as operating leases.

The components of lease expense were as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2019
	(In thousands)
Operating lease cost	$40,831	$205,815

Short-term lease cost (1)	2,915	9,141

Finance lease cost:
Amortization of right-of-use assets	7,187	17,100
Interest on lease liabilities	2,352	4,632
Total finance lease cost	9,539	21,732
Total lease costs	$53,285	$236,688

(1)	Leases that have terms of 12 months or less.

Pursuant to the Master Transaction Agreement, effective September 10, 2019, approximately $495 million of previously reported operating lease assets and the related liabilities for satellites and real estate assets were transferred to us. See Note 1 for further information. These satellite and real estate assets are longer included in “Operating lease assets,” “Other current liabilities” and “Operating lease liabilities,” but rather in “Property and equipment, net” on our Condensed Consolidated Balance Sheets. Lease expense related to these satellites and real estate assets for the three and nine months ended September 30, 2019 was $25 million and $159 million, respectively.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental cash flow information related to leases was as follows:

For the Nine Months Ended
September 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$209,435
Operating cash flows from finance leases	$4,637
Financing cash flows from finance leases	$17,681

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$110,235
Finance leases	$187,339

Right-of-use assets and liabilities recognized at January 1, 2019 upon adoption of ASC 842	$733,584

Supplemental balance sheet information related to leases was as follows:

As of September 30, 2019
(In thousands)
Operating Leases:
Operating lease assets	$152,178

Other current liabilities	$57,737
Operating lease liabilities	92,796
Total operating lease liabilities	$150,533

Finance Leases:
Property and equipment, gross	$890,598
Accumulated depreciation	(665,367)
Property and equipment, net	$225,231

Other current liabilities	$63,483
Other long-term liabilities	188,221
Total finance lease liabilities	$251,704

Weighted Average Remaining Lease Term:
Operating leases	3.2 years
Finance leases	4.0 years

Weighted Average Discount Rate:
Operating leases	5.1%
Finance leases	10.2%

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of September 30, 2019 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total
	(In thousands)
2019 (remaining three months)	$17,053	$21,132	$38,185
2020	59,995	85,965	145,960
2021	45,155	82,577	127,732
2022	22,108	48,305	70,413
2023	9,208	40,942	50,150
Thereafter	8,444	30,707	39,151
Total lease payments	161,963	309,628	471,591
Less: Imputed interest	(11,430)	(57,924)	(69,354)
Total	150,533	251,704	402,237
Less: Current portion	(57,737)	(63,483)	(121,220)
Long-term portion of lease obligations	$92,796	$188,221	$281,017

9.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7 7/8% Senior Notes due 2019 (1)	$—	$—	$1,317,372	$1,343,298
5 1/8% Senior Notes due 2020 (2)	1,100,000	1,114,740	1,100,000	1,089,957
6 3/4% Senior Notes due 2021	2,000,000	2,110,000	2,000,000	1,974,940
5 7/8% Senior Notes due 2022	2,000,000	2,083,760	2,000,000	1,833,140
5% Senior Notes due 2023	1,500,000	1,516,920	1,500,000	1,247,445
5 7/8% Senior Notes due 2024	2,000,000	1,986,120	2,000,000	1,611,960
2 3/8% Convertible Notes due 2024	1,000,000	879,380	1,000,000	801,200
7 3/4% Senior Notes due 2026	2,000,000	2,039,420	2,000,000	1,653,720
3 3/8% Convertible Notes due 2026	3,000,000	2,757,300	3,000,000	2,436,690
Other notes payable	74,029	74,029	39,715	39,715
Subtotal	14,674,029	$14,561,669	15,957,087	$14,032,065
Unamortized debt discount on the Convertible Notes	(760,983)		(833,906)
Unamortized deferred financing costs and other debt discounts, net	(30,544)		(37,388)
Finance lease obligations (3)	251,704		66,984
Total long-term debt and finance lease obligations (including current portion)	$14,134,206		$15,152,777

(1)	On September 3, 2019, we redeemed the principal balance of our 7 7/8% Senior Notes due 2019.
(2)	Our 5 1/8% Senior Notes due 2020 mature on May 1, 2020 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2019.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(3)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

10.Commitments and Contingencies

Commitments

Sprint Asset Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into the APA with the Sellers, sometimes referred to as NTM.

Pursuant to the APA, after the consummation of the Sprint-TMUS merger and at the closing of the transaction, NTM will sell to us and we will acquire from NTM certain assets and liabilities associated the Prepaid Business for an aggregate purchase price of $1.4 billion. Under the Proposed Final Judgment (as defined below), TMUS is required to divest the Prepaid Business to us no later than the latest of (i) 15 days after TMUS has enabled us to provision any new or existing customers of the Prepaid Business holding a compatible handset device onto the NTM network, (ii) the first business day of the month following the later of the consummation of the Sprint-TMUS merger or the receipt of approvals for the Prepaid Business Sale, and (iii) five days after the entry of the Final Judgment (as defined below) by the District Court (as defined below). We expect to fund the purchase price with cash on hand or other available sources of liquidity.

At the closing of the Prepaid Business Sale, we and NTM will enter into the TSA, the MNSA, the Option Agreement, and the Spectrum Purchase Agreement for an additional approximately $3.59 billion.

The assets to be sold to us are generally those exclusively related to the Prepaid Business and generally include Boost Mobile, Virgin Mobile customer accounts and Sprint-branded prepaid, selected inventory, records, contracts, purchase orders, permits, intellectual property (excluding the Sprint brand and subject to certain licensing arrangements) and personnel records. In addition, approximately 480 Prepaid Business employees are currently expected to transfer to us in connection with the Prepaid Business Sale. We will also generally assume the obligations of the Prepaid Business arising subsequent to the closing, with NTM generally retaining pre-closing liabilities (other than certain categories of liabilities that are included or excluded from the sale which may include those arising from actions taken prior to or after closing). We will generally not assume, among other liabilities, certain liabilities associated with rejected inventory.

The APA also contains representations, warranties and covenants of the Sellers regarding the Prepaid Business (including a covenant to operate the Prepaid Business in the ordinary course), as well as representations, warranties and covenants of both us and the Sellers relating to the transaction. The closing of the Prepaid Business Sale is subject to certain conditions, including, among others, completion of the Sprint-TMUS merger, receipt of necessary government approvals, including the FCC, the DOJ and the public utility commissions of any required states and certification from TMUS that we are able to provision any new or existing customer holding a compatible handset device on the NTM network pursuant to the MNSA.

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

Agreement with the DOJ: The Stipulation and Order and the Proposed Final Judgment

In connection with the Prepaid Business Sale and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, Deutsche Telekom AG and SoftBank Group Corporation agreed with the DOJ on certain key terms relating to the Transaction Agreements and our wireless service business and spectrum. On July 26, 2019, the Defendants entered into the Stipulation and Order with the DOJ binding the Defendants to the Proposed Final Judgment, which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the District Court on July 26, 2019. Certain of the provisions of the Stipulation and Order and the Proposed Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Proposed Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

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

Upon the signing of the Stipulation and Order and the Proposed Final Judgment by the District Court, the Sellers will be permitted by the DOJ to consummate the Sprint-TMUS merger (subject to any additional closing conditions related thereto). The Proposed Final Judgment is subject to the procedures of the Antitrust Procedures and Penalties Act, pursuant to which, following a 60-day public comment period and other related procedures, the Proposed Final Judgment as so entered with the District Court will be the Final Judgment. The term of the Final Judgment will be seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A monitoring trustee will be appointed by the District Court that will have the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment.

FCC Build-Out Commitments

In a letter filed with the FCC on July 26, 2019, we voluntarily committed to deploy a nationwide 5G broadband network and meet revised timelines relating to the build-out of our AWS-4, Lower 700 MHz E Block, AWS H Block and 600 MHz spectrum assets, subject to certain penalties. Pursuant to these commitments, we requested multi-year extensions to deploy our AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum, and we have committed to build out our 600 MHz licenses on an accelerated schedule to better align with our 5G deployment. We have also committed to offer 5G broadband service to certain population coverage targets, along with minimum core network, tower and spectrum use targets, and have waived our right to deploy any technology of our choice under the FCC’s “flexible use” rules with respect to these spectrum bands. Failure to meet the various commitments would require us to pay voluntary contributions totaling up to $2.2 billion to the FCC and would subject certain licenses in the AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum to forfeiture. We have also agreed not to sell our AWS-4 and 600 MHz spectrum for six years without prior DOJ and FCC approval (unless such sale is part of a change of control of DISH Network). Additionally, we have agreed not to lease a certain percentage of network capacity on our AWS-4 and 600 MHz spectrum for six years to the three largest U.S. wireless carriers (i.e., AT&T, Verizon and NTM), without prior FCC approval. On November 5, 2019, the FCC released the FCC Merger Order.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Beginning on November 5, 2019, and while the approval of the Sprint-TMUS merger is pending, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Sprint-TMUS merger is not consummated, the original deadline will be reinstated with extensions equal to the length of time the deadline was tolled. Except for the tolling of the March 2020 deadline, we may not receive the requested buildout extensions unless and until the Prepaid Business Sale closes.

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

Wireless

Beginning on November 5, 2019, and while the approval of the Sprint-TMUS merger is pending, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Sprint-TMUS merger is not consummated, the original deadlines (discussed below) would be reinstated with extensions equal to the length of time the deadline was tolled. As our March 2020 build-out deadlines are currently tolled we have paused work on our narrowband IoT deployment. We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G network deployment.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

700 MHz Licenses. In 2008, we paid $712 million to acquire certain 700 MHz E Block (“700 MHz”) wireless spectrum licenses, which were granted to us by the FCC in February 2009. These licenses are subject to certain build-out requirements. By March 2020, we must provide signal coverage and offer service to at least 70% of the population in each of our E Block license areas (the “700 MHz Build-Out Requirement”). If the 700 MHz Build-Out Requirement is not met with respect to any particular E Block license area, our authorization may terminate for the geographic portion of that license area in which we are not providing service. In addition to the 700 MHz Build-Out Requirement deadline in March 2020, these wireless spectrum licenses also expire in March 2020 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses. The 700 MHz Build-Out Requirement is currently tolled, as discussed above. In addition, we have made commitments to the FCC (discussed above) that impact our build-out obligations. These commitments are currently being reviewed by the FCC’s Wireless Telecommunications Bureau.

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

On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying our licenses to expand our terrestrial operating authority with AWS-4 authority (“AWS-4”). These licenses are subject to certain build-out requirements. By March 2020, we are required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Build-Out Requirement”). If the AWS-4 Build-Out Requirement is not met with respect to any particular individual license, our terrestrial authorization for that license area may terminate. The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for our AWS-4 licenses to allow us to repurpose all 20 MHz of our uplink spectrum (2000-2020 MHz) for terrestrial downlink operations. On June 1, 2016, we notified the FCC that we had elected to use our AWS-4 uplink spectrum for terrestrial downlink operations, and effective June 7, 2016, the FCC modified our AWS-4 licenses, resulting in all 40 MHz of our AWS-4 spectrum being designated for terrestrial downlink operations. These wireless spectrum licenses expire in March 2023 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses. The AWS-4 Build-Out Requirement is currently tolled, as discussed above. In addition, we have made commitments to the FCC (discussed above) that impact our build-out obligations. These commitments are currently being reviewed by the FCC’s Wireless Telecommunications Bureau.

H Block Licenses. On April 29, 2014, the FCC issued an order granting our application to acquire all 176 wireless spectrum licenses in the H Block auction. We paid approximately $1.672 billion to acquire these H Block licenses, including clearance costs associated with the lower H Block spectrum. The H Block licenses are subject to certain build-out requirements. By April 2022, we must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block license (the “H Block Build-Out Requirement”). If the H Block Build-Out Requirement is not met, our authorization for each H Block license area in which we do not meet the requirement may terminate. These wireless spectrum licenses expire in April 2024 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses. The H Block Build-Out Requirement is currently tolled, as discussed above. In addition, we have made commitments to the FCC (discussed above) that impact our build-out obligations. These commitments are currently being reviewed by the FCC’s Wireless Telecommunications Bureau.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

The 600 MHz Licenses are subject to certain interim and final build-out requirements.  By June 2023, we must provide reliable signal coverage and offer wireless service to at least 40% of the population in each area covered by an individual 600 MHz License (the “600 MHz Interim Build-Out Requirement”).  By June 2029, we must provide reliable signal coverage and offer wireless service to at least 75% of the population in each area covered by an individual 600 MHz License (the “600 MHz Final Build-Out Requirement”).  If the 600 MHz Interim Build-Out Requirement is not met, the 600 MHz License term and the 600 MHz Final Build-Out Requirement may be accelerated by two years (from June 2029 to June 2027) for each 600 MHz License area in which we do not meet the requirement.  If the 600 MHz Final Build-Out Requirement is not met, our authorization for each 600 MHz License area in which we do not meet the requirement may terminate.  In addition, certain broadcasters will have up to 39 months (ending July 13, 2020) to relinquish their 600 MHz spectrum, which may impact the timing for our ability to commence operations using certain 600 MHz Licenses.  The FCC has issued the 600 MHz Licenses prior to the clearance of the spectrum, and the build-out deadlines are based on the date that the 600 MHz Licenses were issued to us, not the date that the spectrum is cleared. These wireless spectrum licenses expire in June 2029 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses. We have committed to potentially accelerate the build-out requirements for our 600 MHz Licenses, as discussed above.

MVDDS Licenses. We have multichannel video distribution and data service (“MVDDS”) licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas. By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses. In January 2015, the FCC granted our application to extend the build-out requirements related to our MVDDS licenses. We had until the third quarter 2019 to provide “substantial service” on our MVDDS licenses. On July 22, 2019, we filed certifications with the FCC for all 82 MVDDS licenses demonstrating that we are providing “substantial service” with respect to each such license. The FCC will review our certifications and could, among other things, accept them, deny them, or seek additional information about our buildout. We cannot be certain about the timing for such FCC action. Our MVDDS licenses may be terminated if the FCC finds we did not meet the substantial service build out requirement. These wireless spectrum licenses expire in August 2024 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

28 GHz and 24 GHz Licenses. The auction for the Upper Microwave Flexible Use Service licenses in the 27.5–28.35 GHz bands (“Auction 101”) and 24.25–24.45 and 24.75–25.25 GHz bands (“Auction 102” and collectively with Auction 101, “Auctions 101 & 102”) began on November 14, 2018 and March 14, 2019, respectively, and concluded January 24, 2019 and April 17, 2019, respectively.  On June 3, 2019, the FCC announced that Crestone Wireless L.L.C. (“Crestone”), a wholly-owned subsidiary of DISH Network, was the winning bidder of 49 wireless spectrum licenses in the 28 GHz band (the “28 GHz Licenses”) and 22 wireless spectrum licenses in the 24 GHz band (the “24 GHz Licenses”), with Crestone’s aggregate winning bids totaling approximately $15 million. On October 2, 2019, the FCC issued an order granting Crestone’s application to acquire the 28 GHz Licenses. The FCC has not yet granted any applications for 24 GHz Licenses.

The 28 GHz Licenses are subject to certain build-out requirements.  By October 2, 2029, the expiration date of the 28 GHz Licenses, we must demonstrate our buildout to the FCC as part of our renewal applications. The build-out requirements for the 28 GHz Licenses include several build-out options with different build-out metrics. For example, if we build out mobile or point-to-multipoint service using the 28 GHz Licenses, we must show that we are providing reliable signal coverage and service to at least 40 percent of the population within the service area of the license, and that we are using facilities to provide service in that area either to customers or for internal purposes (the “28 GHz Renewal Requirement”).  We also have the option of demonstrating buildout using several other metrics. If the 28 GHz Renewal Requirement is not met, the 28 GHz Licenses may not be renewed in a particular 28 GHz license area in which we do not meet the requirement.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

Commercialization of Our Wireless Spectrum Licenses and Related Assets. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the First Phase. We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. As of September 30, 2019, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase. Among other things, initial RF design in connection with the First Phase was complete, we had secured certain tower sites, and we were in the process of identifying and securing additional tower sites. The core network had been installed and commissioned. We had also installed the first base stations on sites in 2018 and were in the process of deploying the remaining base stations. As discussed above, our March 2020 build-out deadlines are currently tolled and, therefore, we have paused work on our narrowband IoT deployment. We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G network deployment. We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020. We currently expect expenditures for our 5G network deployment to be approximately $10 billion.

We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. For example, on September 9, 2019, we filed an application with the FCC to participate as a potential bidder in the upcoming wireless spectrum auction for the Upper Microwave Flexible Use Service licenses in the 37 GHz, 39 GHz and 47 GHz bands (“Auction 103”).  On October 31, 2019, the FCC announced that we and 35 other applicants were qualified to participate in Auction 103. The auction is scheduled to commence on December 10, 2019.  The FCC determined that bidding in this auction will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auction.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On July 9, 2018, the FCC sent us a letter inquiring about our progress toward meeting certain build-out milestones by March 2020, which is publicly available on the FCC’s website. On September 21, 2018, we filed a response letter with the FCC regarding our progress toward meeting certain build-out milestones. We will continue to update the FCC about our progress on the First Phase. As discussed above, the March 2020 build-out milestones have been tolled while the Sprint-TMUS merger remains pending. There is no assurance that the FCC will find our build-out, including the First Phase, sufficient to meet the build-out requirements to which our wireless spectrum licenses are subject.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On July 5 and July 8, 2019, respectively, we and DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 295 and the 408 patents. On July 19, 2019, we and DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 246 patent. On August 1, 2019, we and DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 842 patent and the 602 patent.

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

City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust

On July 2, 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder in the District Court of Clark County, Nevada under the caption City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust v. Ergen, et al., Case No. A-19-797799-B. The lawsuit named as defendants Mr. Ergen, the other members of the EchoStar Board, as well as EchoStar, certain of its officers, DISH Network and certain of DISH Network’s and EchoStar’s affiliates. Plaintiff alleges, among other things, breach of fiduciary duties in approving the transactions contemplated under the Master Transaction Agreement for inadequate consideration and pursuant to an unfair and conflicted process, and that EchoStar, DISH Network and certain other defendants aided and abetted such breaches. In the operative First Amended Complaint, filed on October 11, 2019, the plaintiff dropped as defendants the EchoStar board members other than Mr. Ergen. See Note 1 for further information on the Master Transaction Agreement. Plaintiff seeks equitable relief, including the issuance of additional DISH Network Class A Common Stock, monetary relief and other costs and disbursements, including attorneys’ fees.

We intend to vigorously defend this case, but cannot predict with any degree of certainty the outcome of this suit or determine the extent of any potential liability or damages.

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah. The complaint alleges infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.” ClearPlay alleges that the AutoHop™ feature of our Hopper set-top box infringes the asserted patents. On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action. In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted. The trial has been set for October 26, 2020.

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

Contemporary Display LLC

On June 4, 2018, Contemporary Display LLC (“Contemporary”) filed a complaint against us and DISH Network L.L.C. in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,028,643 (the “643 patent”), entitled “Multiple-Screen Video Adapter with Television Tuner”; United States Patent No. 6,429,903 (the “903 patent”), entitled “Video Adapter for Supporting at Least One Television Monitor”; United States Patent No. 6,492,997 (the “997 patent”), entitled “Method and System for Providing Selectable Programming in a Multi-Screen Mode”; United States Patent No. 7,500,202 (the “202 patent”), “Remote Control for Navigating Through Content in an Organized and Categorized Fashion”; and United States Patent No. 7,809,842 (the “842 patent”), entitled “Transferring Sessions Between Devices.” The 643 patent and the 903 patent are directed to video adapters for use with multiple displays. The 997 patent is directed to a system for presenting multiple video programs on a display device simultaneously. The 202 patent is directed to a remote control for interacting with a set-top box having programmable features and “operational controls” on at least three sides of the remote control. The 842 patent is directed to a system for managing online communication sessions between multiple devices. Contemporary is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia has filed notices of appeal from all of the final written decisions adverse to it, and DISH Network L.L.C. cross-appealed to the extent that its petitions were not successful. On February 6, 2019, the Court of Appeals granted DISH Network L.L.C.’s motion to dismiss its cross-appeals related to the 090 patent and, on February 26, 2019, granted DISH Network L.L.C.’s motion to dismiss its cross-appeals related to the 437 patent. The Court of Appeals for the Federal Circuit heard oral argument on November 6, 2019 on the appeal involving the 437 patent, but has not yet scheduled oral arguments on the other patents.

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

Mobile Networking Solutions

On August 12, 2019, Mobile Networking Solutions, LLC filed a complaint against our wholly owned subsidiary Sling Media L.L.C. for infringement of two patents: U.S. Patent No. 7,543,177 (the “177 patent”) and U.S. Patent No. 7,958,388 (the “388 patent”), each entitled “Methods and Systems for a Storage System.” Mobile Networking Solutions alleges infringement in connection with Sling Media L.L.C.’s use of a Hadoop Distributed File System for storage and processing of large data files.

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

Multimedia Content Management LLC

On July 25, 2018, Multimedia Content Management LLC (“Multimedia”) filed a complaint against us in the United States District Court for the Western District of Texas. Multimedia alleges that we infringe United States Patent No. 8,799,468 (the “468 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” and United States Patent No. 9,465,925 (the “925 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” in connection with impulse pay per view content offerings on certain set-top boxes. Multimedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On April 23, 2019, we filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents. Trial has been scheduled for November 9, 2020.

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

The amended complaint in the Original Texas Action alleges infringement of United States Patent No. 8,717,204 (the “204 patent”), entitled “Methods for encoding and decoding data”; United States Patent No. 9,054,728 (the “728 patent”), entitled “Data compression systems and methods”; United States Patent No. 7,358,867 (the “867 patent”), entitled “Content independent data compression method and system”; United States Patent No. 8,502,707 (the “707 patent”), entitled “Data compression systems and methods”; United States Patent No. 8,275,897 (the “897 patent”), entitled “System and methods for accelerated data storage and retrieval”; United States Patent No. 8,867,610 (the “610 patent”), entitled “System and methods for video and audio data distribution”; United States Patent No. 8,934,535 (the “535 patent”), entitled “Systems and methods for video and audio data storage and distribution”; and United States Patent No. 8,553,759 (the “759 patent”), entitled “Bandwidth sensitive data compression and decompression.” Realtime alleges that we, Sling TV, Sling Media and Arris streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in Hughes’ products and services infringe the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.

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

During the second quarter 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We recorded $25 million of “Litigation expense” related to the FTC Action during periods prior to 2017. Our total accrual at September 30, 2019 and December 31, 2018 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017. The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations. For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”). Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA. On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017. On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA. On April 5, 2018, the Court entered a $61 million judgment in favor of the class. DISH Network L.L.C. appealed and on May 30, 2019, the United States Court of Appeals for the Fourth Circuit affirmed. On October 15, 2019, DISH Network L.L.C. filed a petition for writ of certiorari, requesting that the United States Supreme Court agree to hear a further appeal. During the second quarter 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016. Our total accrual related to the Krakauer Action at December 31, 2018 was $61 million and was included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets. During the three months ended September 30, 2019, the judgment was paid to the court.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On November 13, 2017, City of Sterling Heights Police and Fire Retirement System (“Sterling Heights”), a purported shareholder of the Company, filed a putative shareholder derivative action in the District Court for Clark County, Nevada. Sterling Heights makes substantially the same allegations as Plumbers Union 519, and alleges causes of action against the Director Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Sterling Heights is seeking an unspecified amount of damages. Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint. Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action. On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation. The Special Litigation Committee’s report was filed on November 27, 2018, and recommended that the Company not pursue the claims asserted by the derivative plaintiffs. On December 20, 2018, the Special Litigation Committee filed a motion for summary judgment seeking deferral to its determination that the claims should be dismissed, which the Court has set for hearing on March 2, 2020.

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

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. The operative First Amended Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN and other networks. Turner claims damages of $183 million. On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner. In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement. On September 27, 2019, the Court granted, in part, Turner’s motion for summary judgment, holding, in part, that DISH Network L.L.C. was not entitled to withhold approximately $20 million in license fee payments after it discovered previous over-payments. Trial in this matter has been set for April 20, 2020.

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

On June 25, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 005 patent. On July 19, 2019 and July 22, 2019, respectively, Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all asserted claims of the 273 patent and the 609 patent. On August 12, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 118 patent. On October 18, 2019, pursuant to a stipulation of the parties, the Court entered a stay of the trial proceedings.

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

The total assets, revenue and operating income by segment were as follows:

	As of
	September 30,	December 31,
	2019	2018
	(In thousands)
Total assets:
Pay-TV	$30,010,794	$28,981,608
Wireless	25,371,101	24,433,458
Eliminations	(23,610,455)	(22,828,054)
Total assets	$31,771,440	$30,587,012

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Revenue:
Pay-TV	$3,169,967	$3,395,141	$9,569,972	$10,314,473
Wireless	64	—	187	—
Eliminations	(1,668)	—	(3,340)	—
Total revenue	$3,168,363	$3,395,141	$9,566,819	$10,314,473

Operating income (loss):
Pay-TV	$491,696	$572,753	$1,406,179	$1,693,378
Wireless	(22,804)	(10,050)	(50,255)	(28,509)
Eliminations	—	—	—	—
Total operating income (loss)	$468,892	$562,703	$1,355,924	$1,664,869

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All subscriber-related revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2019	2018	2019	2018
	(In thousands)
United States	$3,156,853	$3,380,412	$9,533,647	$10,280,237
Canada and Mexico	11,510	14,729	33,172	34,236
Total revenue	$3,168,363	$3,395,141	$9,566,819	$10,314,473

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Category:	2019	2018	2019	2018
	(In thousands)
Pay-TV video and related revenue	$3,070,915	$3,288,754	$9,285,916	$9,988,705
Broadband revenue	46,276	60,602	141,617	203,115
Equipment sales and other revenue	51,172	45,785	139,286	122,653
Total	$3,168,363	$3,395,141	$9,566,819	$10,314,473

All revenues during the three and nine months ended September 30, 2019 were derived from our Pay-TV segment.

12.Contract Balances

Our valuation and qualifying accounts as of September 30, 2019 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
For the nine months ended September 30, 2019	$16,966	$59,783	$(53,628)	$23,121

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2018	$635,018
Recognition of unearned revenue	(5,714,007)
Deferral of revenue	5,715,398
Balance as of September 30, 2019	$636,409

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

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses. Pursuant to the Master Transaction Agreement, among other things, EchoStar transferred to us certain assets and liabilities of its EchoStar Satellite Services segment. In connection with the Share Exchange and the Master Transaction Agreement, we and EchoStar and certain of their subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services. In addition, certain agreements that we had with EchoStar have terminated, and we entered into certain new agreements with EchoStar. We also may enter into additional agreements with EchoStar in the future. The following is a summary of the terms of our principal agreements with EchoStar that may have an impact on our financial condition and results of operations.

“Trade accounts receivable”

As of September 30, 2019 and December 31, 2018, trade accounts receivable from EchoStar was $1 million and $4 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of September 30, 2019 and December 31, 2018, trade accounts payable to EchoStar was $15 million and $14 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During each of the three months ended September 30, 2019 and 2018, we received $2 million for services provided to EchoStar. During the nine months ended September 30, 2019 and 2018, we received $5 million and $7 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, we began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in August 2021.

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2022. EchoStar has the option to renew this lease for four three-year periods.

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for twelve one-year periods. In connection with the Master Transaction Agreement, we and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term.

●	Gilbert Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 801 N. DISH Dr., Gilbert, Arizona for a period ending in March 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for twelve one-year periods. This lease was terminated effective September 10, 2019.

●	American Fork Occupancy License Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we acquired the lease for certain space at 796 East Utah Valley Drive, American Fork, Utah, and we sublease certain space at this location to EchoStar for a period ending in August 2017. In June 2017, EchoStar exercised its five-year renewal option for a period ending in August 2022.

Collocation and Antenna Space Agreements.  In connection with the completion of the Share Exchange, effective March 1, 2017, we entered into certain agreements pursuant to which we will provide certain collocation and antenna space to HNS through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Englewood, Colorado; and Spokane, Washington. During August 2017, we entered into certain other agreements pursuant to which we will provide certain collocation and antenna space to HNS through August 2022 at the following locations: Monee, Illinois and Spokane, Washington. HNS has the option to renew each of these agreements for four three-year periods. HNS may terminate certain of these agreements with 180 days’ prior written notice to us at the following locations: New Braunfels, Texas; Englewood, Colorado; and Spokane, Washington.  In September 2019, in connection with the Master Transaction Agreement, we entered into an agreement pursuant to which we provide HNS with certain additional collocation space in Cheyenne, Wyoming for a period ending in September 2020, with the option for HNS to renew for a one-year period, with prior written notice no more than 120 days but no less than 90 days prior to the end of the term. In October 2019, HNS provided a termination notice for its New Braunfels, Texas agreement to be effective May 2020. The fees for the services provided under these agreements depend, among other things, on the number of racks leased and/or antennas present at the location.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Also in connection with the Master Transaction Agreement, in September 2019, we entered into an agreement pursuant to which we will provide HNS with antenna space and power in Cheyenne, Wyoming for a period of five years commencing no later than October 2020, with four three-year renewal terms, with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term.

TT&C Agreement – Master Transaction Agreement. In September 2019, in connection with the Master Transaction Agreement, we entered into an agreement pursuant to which we provide telemetry, tracking and control (“TT&C”) services to EchoStar for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon written notice at least 90 days prior to the initial expiration (the “MTA TT&C Agreement”). The fees for services provided under the MTA TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. Either party is able to terminate the MTA TT&C Agreement for any reason upon 12 months’ notice.

“Subscriber-related expenses”

During the three months ended September 30, 2019 and 2018, we incurred $6 million and $9 million, respectively, of subscriber-related expenses for services provided to us by EchoStar. During the nine months ended September 30, 2019 and 2018, we incurred $20 million and $33 million, respectively, of subscriber-related expenses for services provided to us by EchoStar. These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

“Satellite and transmission expenses”

During the three months ended September 30, 2019 and 2018, we incurred expenses of $25 million and $73 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar. During the nine months ended September 30, 2019 and 2018, we incurred expenses of $171 million and $242 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar. EchoStar was the supplier of the vast majority of our transponder capacity. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, certain of these satellites were transferred to us (see below). See Note 1 for further information on the Master Transaction Agreement. These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellite Capacity Leased from EchoStar. We have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease. See “Pay-TV Satellites” in Note 7 for further information. The term of each lease is set forth below:

●	EchoStar VII, X, XI and XIV. On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar VII, X, XI and XIV satellites. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. The satellite capacity agreement for EchoStar VII expired on June 30, 2018. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, these satellites were transferred to us. See Note 1 for further information on the Master Transaction Agreement.

●	EchoStar IX. We lease certain satellite capacity from EchoStar on EchoStar IX. Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis.

●	EchoStar XVI. In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date. EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service. Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we had the option to renew for an additional five-year period. In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023. We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023. There can be no assurance that the option to renew this agreement will be exercised. During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place and use certain satellites at the 61.5 degree orbital location. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, this satellite was transferred to us. See Note 1 for further information on the Master Transaction Agreement.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Under the terms of the DISH Nimiq 5 Agreement, we make certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continue through the service term. Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we have the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Upon in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite. There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the Telesat Transponder Agreement was transferred to us. In September 2019, we and EchoStar entered into an agreement whereby we compensate EchoStar for retaining certain obligations to Telesat related to our performance under the Telesat Transponder Agreement. See Note 1 for further information on the Master Transaction Agreement.

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

Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the initial service term will expire in November 2021. Upon expiration of the initial term, we have the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. Upon an in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite. There can be no assurance that any options to renew the QuetzSat-1 Transponder Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the QuetzSat-1 Transponder Agreement was transferred to us. See Note 1 for further information on the Master Transaction Agreement.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TT&C Agreement. Effective January 1, 2012, we entered into a TT&C agreement pursuant to which we receive TT&C services from EchoStar for certain satellites (the “TT&C Agreement”). In February 2018, we amended the TT&C Agreement to, among other things, extend the term for one-year with four automatic one-year renewal periods. The fees for services provided under the TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. We and EchoStar are able to terminate the TT&C Agreement for any reason upon 12 months’ notice. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the assets and employees that provide these services were transferred to us. See Note 1 for further information on the Master Transaction Agreement.

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

“General and administrative expenses”

During the three months ended September 30, 2019 and 2018, we incurred $6 million and $5 million for general and administrative expenses, respectively, for services provided to us by EchoStar. During the nine months ended September 30, 2019 and 2018, we incurred $17 million and $16 million for general and administrative expenses, respectively, for services provided to us by EchoStar. These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019.

●	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, this real estate was transferred to us. See Note 1 for further information on the Master Transaction Agreement.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031. In connection with the completion of the Share Exchange, EchoStar transferred ownership of a portion of this property to us, and, effective March 1, 2017, we and EchoStar amended this lease agreement to (i) terminate the lease of certain space at the portion of the property that was transferred to us and (ii) provide for the continued lease to us of certain space at the portion of the property that EchoStar retained. On May 19, 2019, we entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, this real estate was transferred to us. See Note 1 for further information on the Master Transaction Agreement.

●	100 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we lease certain space from EchoStar at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2020. This agreement may be terminated by either party upon 180 days’ prior notice.

Professional Services Agreement. Prior to 2010, in connection with the Spin-off, we entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement. During 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from us, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, we and EchoStar agreed that we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services. The Professional Services Agreement renewed on January 1, 2018 for an additional one-year period until January 1, 2019 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice. In connection with the completion of the Share Exchange on February 28, 2017, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Share Exchange Agreement. In addition, on May 19, 2019, we entered into a Master Transaction Agreement, pursuant to which, effective September 10, 2019, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Master Transaction Agreement and to remove certain services no longer necessary as a result of the Master Transaction Agreement. See Note 1 for further information on the Master Transaction Agreement.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Tax Matters Agreement – Share Exchange.  In connection with the completion of the Share Exchange, we and EchoStar entered into a Tax Matters Agreement, which governs certain rights, responsibilities and obligations with respect to taxes of the Transferred Businesses pursuant to the Share Exchange.  Generally, EchoStar is responsible for all tax returns and tax liabilities for the Transferred Businesses for periods prior to the Share Exchange, and we are responsible for all tax returns and tax liabilities for the Transferred Businesses from and after the Share Exchange.  Both we and EchoStar have made certain tax-related representations and are subject to various tax-related covenants after the consummation of the Share Exchange.  Both we and EchoStar have agreed to indemnify each other if there is a breach of any such tax representation or violation of any such tax covenant and that breach or violation results in the Share Exchange not qualifying for tax free treatment for the other party.  In addition, we have agreed to indemnify EchoStar if the Transferred Businesses are acquired, either directly or indirectly (e.g., via an acquisition of us), by one or more persons and such acquisition results in the Share Exchange not qualifying for tax free treatment. The Tax Matters Agreement supplements the Tax Sharing Agreement described above, which continues in full force and effect.

Tax Matters Agreement – Master Transaction Agreement.  In connection with the completion of the Master Transaction Agreement, we and EchoStar entered into a Tax Matters Agreement, which governs certain rights, responsibilities and obligations with respect to taxes of the BSS Business pursuant to the Master Transaction Agreement.  Generally, EchoStar is responsible for all tax returns and tax liabilities for the BSS Business for periods prior to the Master Transaction Agreement, and we are responsible for all tax returns and tax liabilities for the BSS Business from and after the Master Transaction Agreement.  Both we and EchoStar have made certain tax-related representations in contemplation of the Master Transaction Agreement.  Both we and EchoStar have agreed to indemnify each other if there is a breach of any such tax representation and that breach results in the Master Transaction Agreement not qualifying for tax free treatment for the other party.  In addition, we have agreed to indemnify EchoStar if the BSS Business are acquired, either directly or indirectly (e.g., via an acquisition of us), by one or more persons and such acquisition results in the Master Transaction Agreement not qualifying for tax free treatment. The Tax Matters Agreement - Master Transaction Agreement supplements the Tax Sharing Agreement described above, which continues in full force and effect.

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

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into the MSA pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The MSA has an initial term of five years with automatic renewal for successive one-year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended September 30, 2019 and 2018, we purchased broadband equipment from HNS of $2 million and $1 million, under the MSA, respectively. For the nine months ended September 30, 2019 and 2018, we purchased broadband equipment from HNS of $10 million and $18 million, under the MSA, respectively

Employee Matters Agreement – Share Exchange.  In connection with the completion of the Share Exchange, effective March 1, 2017, we and EchoStar entered into an Employee Matters Agreement that addresses the transfer of employees from EchoStar to us, including certain benefit and compensation matters and the allocation of responsibility for employee-related liabilities relating to current and past employees of the Transferred Businesses.  We assumed employee-related liabilities relating to the Transferred Businesses as part of the Share Exchange, except that EchoStar will be responsible for certain existing employee-related litigation as well as certain pre-Share Exchange compensation and benefits for employees transferring to us in connection with the Share Exchange.

Employee Matters Agreement – Master Transaction Agreement.  In connection with the completion of the Master Transaction Agreement, effective September 10, 2019, we and EchoStar entered into an Employee Matters Agreement that addresses the transfer of employees from EchoStar to us, including certain benefit and compensation matters and the allocation of responsibility for employee-related liabilities relating to current and past employees of the BSS Business.  We assumed employee-related liabilities relating to the BSS Business as part of the Master Transaction Agreement, except that EchoStar will be responsible for certain existing employee-related litigation as well as certain pre-Master Transaction Agreement compensation and benefits for employees transferring to us in connection with the Master Transaction Agreement.

Intellectual Property and Technology License Agreement – Share Exchange.  In connection with the completion of the Share Exchange, effective March 1, 2017, we and EchoStar entered into an Intellectual Property and Technology License Agreement (“IPTLA”), pursuant to which we and EchoStar license to each other certain intellectual property and technology.  The IPTLA will continue in perpetuity, unless mutually terminated by the parties.  Pursuant to the IPTLA, EchoStar granted to us a license to its intellectual property and technology for use by us, among other things, in connection with our continued operation of the Transferred Businesses acquired pursuant to the Share Exchange Agreement, including a limited license to use the “ECHOSTAR” trademark during a transition period.  EchoStar retains full ownership of the “ECHOSTAR” trademark.  In addition, we granted a license back to EchoStar, among other things, for the continued use of all intellectual property and technology transferred to us pursuant to the Share Exchange Agreement that is used in EchoStar’s retained businesses.

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Intellectual Property and Technology License Agreement – Master Transaction Agreement.  In connection with the completion of the Master Transaction Agreement, effective September 10, 2019, we and EchoStar entered into an IPTLA (the “MTA IPTLA”), pursuant to which we and EchoStar license to each other certain intellectual property and technology.  The MTA IPTLA will continue in perpetuity, unless mutually terminated by the parties.  Pursuant to the MTA IPTLA, EchoStar granted to us a license to its intellectual property and technology for use by us, among other things, in connection with our continued operation of the BSS Business acquired pursuant to the Master Transaction Agreement, including a limited license to use the “ESS” and “ECHOSTAR SATELLITE SERVICES” trademarks during a transition period.  EchoStar retains full ownership of the “ESS” and “ECHOSTAR SATELLITE SERVICES” trademarks.  In addition, we granted a license back to EchoStar, among other things, for the continued use of all intellectual property and technology transferred to us pursuant to the Master Transaction Agreement that is used in EchoStar’s retained businesses.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$14,434	$15,007	$43,148	$57,632

	As of
	September 30,	December 31,
	2019	2018
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$14,737	$9,871
Commitments to NagraStar	$4,125	$3,888

Related Party Transactions with Dish Mexico

Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) is an entity that provides direct-to-home satellite services in Mexico, which is owned 49% by EchoStar. We provide certain broadcast services, certain satellite services and sell hardware such as digital set-top boxes and related components to Dish Mexico, which are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH NETWORK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Sales:
Digital receivers and related components	$—	$465	$—	$921
Satellite capacity	1,275	—	1,275	—
Uplink services	1,406	1,187	4,222	3,385
Total	$2,681	$1,652	$5,497	$4,306

	As of
	September 30,	December 31,
	2019	2018
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$1,055	$1,370

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, Item IA of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 under the caption “Item IA. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Financial Highlights

2019 Third Quarter Consolidated Results of Operations and Key Operating Metrics

●	Revenue of $3.168 billion
●	Net income attributable to DISH Network of $353 million and basic and diluted earnings per share of common stock of $0.74 and $0.66, respectively
●	Addition of approximately 148,000 net Pay-TV subscribers
●	Loss of approximately 66,000 net DISH TV subscribers
●	Addition of approximately 214,000 net Sling TV subscribers
●	Pay-TV ARPU of $85.29
●	Gross new DISH TV subscriber activations of approximately 416,000
●	DISH TV churn rate of 1.69%
●	DISH TV SAC of $827

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Consolidated Financial Condition as of September 30, 2019

●	Cash, cash equivalents and current marketable investment securities of $1.594 billion
●	Total assets of $31.771 billion
●	Total long-term debt and finance lease obligations of $14.134 billion

Business Segments

We currently operate two primary business segments: (1) Pay-TV; and (2) Wireless.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, Smart Home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”), Internet-based domestic, international and Latino video programming services (“Sling TV”). As of September 30, 2019, we had 12.180 million Pay-TV subscribers in the United States, including 9.494 million DISH TV subscribers and 2.686 million Sling TV subscribers.

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

We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services. Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and phones. We offer Sling International, Sling Latino and Sling domestic video programming services. Our domestic Sling TV services have a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously. We face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, AT&T, Sony, YouTube, Fubo, Philo and Pluto that offer online services distributing movies, television shows and other video programming as well as programmers, such as HBO, CBS, Univision, STARZ and SHOWTIME, that began selling content directly to consumers over the Internet. Some of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do. In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings. Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services. Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.

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

In addition, we historically offered broadband services under the dishNET™ brand, which includes satellite broadband services that utilize advanced technology and high-powered satellites launched by Hughes Communications, Inc. (“Hughes”) and ViaSat, Inc. (“ViaSat”) and wireline broadband services.  However, as of the first quarter 2018, we have transitioned our broadband business focus from wholesale to authorized representative arrangements, and we are no longer marketing dishNET broadband services. Our existing broadband subscribers are declining through customer attrition.  Generally, under these authorized representative arrangements, we will receive certain payments for each broadband service activation generated and installation performed, and we will not incur subscriber acquisition costs for these activations.

Recent Developments

Master Transaction Agreement

On May 19, 2019, we and our wholly-owned subsidiary BSS Merger Sub Inc., (“Merger Sub”), entered into a Master Transaction Agreement (the “Master Transaction Agreement”) with EchoStar and EchoStar BSS Corporation, a wholly-owned subsidiary of EchoStar (“Newco”).

Pursuant to the Master Transaction Agreement, among other things: (i) EchoStar carried out an internal reorganization in which certain assets and liabilities of the EchoStar Satellite Services segment, the business segment of EchoStar that provides broadcast satellite operations and satellite services, as well as certain related licenses, real estate properties and employees (together, the “BSS Business”) were transferred to Newco (the “Pre-Closing Restructuring”); (ii) EchoStar distributed all outstanding shares of common stock, par value $0.001 per share, of Newco (such stock, “Newco Common Stock”) on a pro rata basis (the “Distribution”), to the holders of record of Class A common stock, par value $0.001 per share, of EchoStar and Class B common stock, par value $0.001 per share, of EchoStar; and (iii) upon the consummation of the Pre-Closing Restructuring and the Distribution, Merger Sub merged with and into Newco (the “Merger”) such that, upon consummation of the Merger, Merger Sub ceased to exist and Newco continued as our wholly-owned subsidiary.

Effective September 10, 2019, pursuant to the terms and subject to the conditions set forth in the Master Transaction Agreement, in consideration for the Merger, we issued 22,937,188 shares of our Class A common stock to the holders of Newco Common Stock at a ratio of 0.23523769 of our Class A common stock for each outstanding share of Newco Common Stock. The transaction was structured as a tax-free spin-off and merger.

In addition, as the result of the Merger, we, EchoStar and, as relevant, certain of our or their respective subsidiaries, entered into ancillary agreements involving tax, employment and intellectual property matters, which set forth certain rights and obligations of us and EchoStar and our and their respective subsidiaries related to the Merger with respect to, among other things: (i) the payment of tax liability refunds, and the filing of tax returns related to Newco and the BSS Business; (ii) the allocation of employment-related assets and liabilities between us and EchoStar; (iii) certain employee compensation, equity awards, benefit plans, programs and arrangements relating to employees who are expected to be transferred to us pursuant to the Merger; (iv) a cross-license between us and EchoStar for certain intellectual property either transferred to us as part of the Merger or retained by EchoStar that is also used in the BSS Business; and (v) the provision of certain telemetry, tracking and control services by us and our subsidiaries to EchoStar and its subsidiaries.

The description of the Master Transaction Agreement in this section is qualified in its entirety by reference to the complete text of the Master Transaction Agreement, a copy of which is filed as Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The Merger was accounted for as an asset purchase, as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets. As the Merger was between entities that were under common control, we recorded the assets and liabilities received under the Merger at EchoStar’s historical cost basis, with the offsetting amount recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets. A substantial portion of the assets received under the Merger were historically leased to us by EchoStar. As these assets and the related liabilities have been transferred to us pursuant to the Master Transaction Agreement, they will no longer be included in “Operating lease assets,” “Other current liabilities” and “Operating lease liabilities,” but rather in “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information on the impact on our Condensed Consolidated Balance Sheets, including the reduction of our operating lease assets and the related liabilities, pursuant to the effectiveness of the Master Transaction Agreement on September 10, 2019.

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

At the closing of the Prepaid Business Sale, we and NTM will enter into a transition services agreement under which we will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by NTM to us (the “MNSA”), an option agreement entitling us to acquire certain decommissioned cell sites and retail stores of NTM (the “Option Agreement”) and an agreement under which we would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”). See Note 10 “Commitments and Contingencies – Sprint Asset Acquisition” in the Notes to our Condensed Consolidated Financial Statements for further information on the Transaction Agreements.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Agreement with the DOJ: The Stipulation and Order and the Proposed Final Judgment

In connection with the Prepaid Business Sale and the consummation of the Sprint-TMUS merger, we, TMUS, Sprint, Deutsche Telekom AG and SoftBank Group Corporation agreed with the United States Department of Justice (the “DOJ”) on certain key terms relating to the Transaction Agreements and our wireless service business and spectrum. On July 26, 2019, we, TMUS, Sprint, Deutsche Telekom AG and SoftBank Group Corp. (collectively, the “Defendants”) entered into a Stipulation and Order (the “Stipulation and Order”) with the DOJ binding the Defendants to a Proposed Final Judgment (the “Proposed Final Judgment”) which memorialized the agreement between the DOJ and the Defendants. The Stipulation and Order and the Proposed Final Judgment were filed in the United States District Court for the District of Columbia (the “District Court”) on July 26, 2019. Certain of the provisions of the Stipulation and Order and the Proposed Final Judgment are also reflected in the terms of the Transaction Agreements. In addition to the terms reflected in the Transaction Agreements, the Stipulation and Order and the Proposed Final Judgment provide for other rights and obligations of the Sellers and us, including the following:

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

FCC Build-Out Commitments

In a letter filed with the FCC on July 26, 2019, we voluntarily committed to deploy a nationwide 5G broadband network and meet revised timelines relating to the build-out of our AWS-4, Lower 700 MHz E Block, AWS H Block and 600 MHz spectrum assets, subject to certain penalties. Pursuant to these commitments, we requested multi-year extensions to deploy our AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum, and we have committed to build out our 600 MHz licenses on an accelerated schedule to better align with our 5G deployment. We have also committed to offer 5G broadband service to certain population coverage targets, along with minimum core network, tower and spectrum use targets, and have waived our right to deploy any technology of our choice under the FCC’s “flexible use” rules with respect to these spectrum bands. Failure to meet the various commitments would require us to pay voluntary contributions totaling up to $2.2 billion to the FCC and would subject certain licenses in the AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum to forfeiture. We have also agreed not to sell our AWS-4 and 600 MHz spectrum for six years without prior DOJ and FCC approval (unless such sale is part of a change of control of DISH Network). Additionally, we have agreed not to lease a certain percentage of network capacity on our AWS-4 and 600 MHz spectrum for six years to the three largest U.S. wireless carriers (i.e., AT&T, Verizon and NTM), without prior FCC approval. On November 5, 2019, the FCC released an Order that, among other things, approved the Sprint-TMUS merger, tolled our existing March 7, 2020 build-out deadline for our AWS-4 and Lower 700 MHz E Block Licenses, and directed the FCC’s Wireless Telecommunications Bureau to adopt our commitments after a 30 day review period (the “FCC Merger Order”).

Beginning on November 5, 2019, and while the approval of the Sprint-TMUS merger is pending, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Sprint-TMUS merger is not consummated, the original deadline will be reinstated with extensions equal to the length of time the deadline was tolled. Except for the tolling of the March 2020 deadline, we may not receive the requested buildout extensions unless and until the Prepaid Business Sale closes.

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

Wireless

Beginning on November 5, 2019, and while the approval of the Sprint-TMUS merger is pending, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Sprint-TMUS merger is not consummated, the original deadlines (as discussed in Note 10 “Commitments and Contingencies – DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements) would be reinstated with extensions equal to the length of time the deadline was tolled. As our March 2020 build-out deadlines are currently tolled we have paused work on our narrowband Internet of Things (“IoT”) deployment. We have issued requests for information and proposals (“RFI/Ps”) to various vendors in the wireless industry as we move forward with our 5G network deployment.

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the first phase of our network deployment (“First Phase”). We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. As of September 30, 2019, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase. Among other things, initial RF design in connection with the First Phase was complete, we had secured certain tower sites, and we were in the process of identifying and securing additional tower sites. The core network had been installed and commissioned. We had also installed the first base stations on sites in 2018 and were in the process of deploying the remaining base stations. As discussed above, our March 2020 build-out deadlines are currently tolled and, therefore, we have paused work on our narrowband IoT deployment. We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G network deployment. We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020. We currently expect expenditures for our 5G network deployment to be approximately $10 billion. We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.

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

For our Sling TV services, we offer a personalized TV experience with a customized channel line-up and two of the lowest priced multichannel live-linear online streaming services in the industry, our Sling Orange service and our Sling Blue service. During 2018, we launched our “We are Slingers” campaign and during 2019, we launched our “Sling In” campaign. While we plan to implement this and other new marketing efforts for our Sling TV services, there can be no assurance that we will ultimately be successful in increasing our net Sling TV subscriber activations.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire. In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. For example, in June 2018 and November 2018, Univision Communications Inc. (“Univision”) removed certain of its channels from our DISH TV and Sling TV programming lineup. On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain of these Univision channels to our DISH TV programming lineup. In October 2018, AT&T removed its HBO and Cinemax channels from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract. AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to its subscribers under certain offers. We experienced a higher DISH TV churn rate, higher net Pay-TV subscriber losses and lower gross new DISH TV subscriber activations during the third and fourth quarter 2018 and continuing into the first quarter 2019, when Univision and AT&T removed certain of their channels from our DISH TV and Sling TV programming lineup. In July 2019, Fox Regional Sports Networks (“RSNs”) also removed certain of its channels from our DISH TV and Sling TV programming lineup. In August 2019, Sinclair Broadcast Group acquired the Fox RSNs. There can be no assurance that channel removals, such as the removal of the channels discussed above or others, will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

Satellite and transmission expenses. “Satellite and transmission expenses” includes the cost of digital broadcast operations, the cost of leasing satellite capacity, executory costs associated with finance leases, the cost of telemetry, tracking and control, and other related services. In addition, “Satellite and transmission expenses” includes costs associated with our Sling TV services including, among other things, streaming delivery technology and infrastructure.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018.

	For the Three Months Ended September 30,		Variance
Statements of Operations Data	2019	2018	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,117,191	$3,349,356	$(232,165)	(6.9)
Equipment sales and other revenue	51,172	45,785	5,387	11.8
Total revenue	3,168,363	3,395,141	(226,778)	(6.7)

Costs and Expenses:
Subscriber-related expenses	1,934,806	2,123,798	(188,992)	(8.9)
% of Subscriber-related revenue	62.1%	63.4%
Satellite and transmission expenses	92,295	136,869	(44,574)	(32.6)
% of Subscriber-related revenue	3.0%	4.1%
Cost of sales - equipment and other	55,753	40,309	15,444	38.3
Subscriber acquisition costs	285,801	186,878	98,923	52.9
General and administrative expenses	176,635	169,299	7,336	4.3
% of Total revenue	5.6%	5.0%
Depreciation and amortization	154,181	175,285	(21,104)	(12.0)
Total costs and expenses	2,699,471	2,832,438	(132,967)	(4.7)

Operating income (loss)	468,892	562,703	(93,811)	(16.7)

Other Income (Expense):
Interest income	32,301	10,525	21,776	*
Interest expense, net of amounts capitalized	(6,027)	(5,413)	(614)	(11.3)
Other, net	(1,796)	25,473	(27,269)	*
Total other income (expense)	24,478	30,585	(6,107)	(20.0)

Income (loss) before income taxes	493,370	593,288	(99,918)	(16.8)
Income tax (provision) benefit, net	(116,213)	(140,690)	24,477	17.4
Effective tax rate	23.6%	23.7%
Net income (loss)	377,157	452,598	(75,441)	(16.7)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	23,853	20,864	2,989	14.3
Net income (loss) attributable to DISH Network	$353,304	$431,734	$(78,430)	(18.2)

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.180	12.656	(0.476)	(3.8)
DISH TV subscribers, as of period end (in millions)	9.494	10.286	(0.792)	(7.7)
Sling TV subscribers, as of period end (in millions)	2.686	2.370	0.316	13.3
Pay-TV subscriber additions (losses), net (in millions)	0.148	(0.341)	0.489	*
DISH TV subscriber additions (losses), net (in millions)	(0.066)	(0.367)	0.301	82.0
Sling TV subscriber additions (losses), net (in millions)	0.214	0.026	0.188	*
Pay-TV ARPU	$85.29	$86.29	$(1.00)	(1.2)
DISH TV subscriber additions, gross (in millions)	0.416	0.294	0.122	41.5
DISH TV churn rate	1.69%	2.11%	(0.42)%	(19.9)
DISH TV SAC	$827	$721	$106	14.7
EBITDA	$597,424	$742,597	$(145,173)	(19.5)

* Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV subscribers. We added approximately 148,000 net Pay-TV subscribers during the three months ended September 30, 2019 compared to the loss of approximately 341,000 net Pay-TV subscribers during the same period in 2018. The increase in net Pay-TV subscribers during the three months ended September 30, 2019 resulted from higher net Sling TV subscriber additions and fewer net DISH TV subscriber losses. We added approximately 214,000 net Sling TV subscribers during the three months ended September 30, 2019 compared to the addition of approximately 26,000 net Sling TV subscribers during the same period in 2018. This increase in net Sling TV subscriber additions was primarily related to higher Sling TV subscriber activations, partially offset by increased competition, including competition from other OTT service providers. We lost approximately 66,000 net DISH TV subscribers during the three months ended September 30, 2019 compared to the loss of approximately 367,000 net DISH TV subscribers during the same period in 2018. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate and higher gross new DISH TV subscriber activations.

Our DISH TV churn rate for the three months ended September 30, 2019 was 1.69% compared to 2.11% for the same period in 2018. This decrease primarily resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate for the three months ended September 30, 2019 was negatively impacted by various channel removals, including Fox RSN’s removal of certain of its channels from our programming lineup. Our DISH TV churn rate for the three months ended September 30, 2018 was negatively impacted by Univision’s removal of certain of its channels from our programming lineup. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the three months ended September 30, 2019, we activated approximately 416,000 gross new DISH TV subscribers compared to approximately 294,000 gross new DISH TV subscribers during the same period in 2018, an increase of 41.5%. The increase in gross new DISH TV subscribers resulted from the effectiveness of our promotions and product offers. Although our gross new DISH TV subscriber activations increased, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers; and channel removals.

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

Subscriber-related revenue. “Subscriber-related revenue” totaled $3.117 billion for the three months ended September 30, 2019, a decrease of $232 million or 6.9% compared to the same period in 2018. The decrease in “Subscriber-related revenue” compared to the same period in 2018 was primarily related to a lower average Pay-TV subscriber base and a decrease in Pay-TV ARPU discussed below. We expect these trends in “Subscriber-related revenue” to continue.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV ARPU. Pay-TV ARPU was $85.29 during the three months ended September 30, 2019 versus $86.29 during the same period in 2018. The $1.00 or 1.2% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a decrease in revenue related to premium channels. Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue. These decreases were partially offset by the DISH TV programming package price increases in the first quarter 2019 and 2018 and Sling TV programming package price increases in the third quarter 2018.

Subscriber-related expenses. “Subscriber-related expenses” totaled $1.935 billion during the three months ended September 30, 2019, a decrease of $189 million or 8.9% compared to the same period in 2018. The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and lower programming costs per subscriber. Programming costs per subscriber decreased during the three months ended September 30, 2019 due to AT&T and Fox RSN’s removal of certain of their channels from our programming lineup. This decrease was partially offset by increases in programming costs per subscriber related to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Subscriber-related expenses” represented 62.1% and 63.4% of “Subscriber-related revenue” during the three months ended September 30, 2019 and 2018, respectively.

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

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $92 million during the three months ended September 30, 2019, a decrease of $45 million or 32.6% compared to the same period in 2018. This decrease resulted from the reduction of expense associated with the transfer of certain assets to us pursuant to the Master Transaction Agreement. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $286 million during the three months ended September 30, 2019, an increase of $99 million or 52.9% compared to the same period in 2018. This change was primarily attributable to higher gross new DISH TV subscriber activations and the increase in DISH TV SAC, discussed below.

DISH TV SAC.  DISH TV SAC was $827 during the three months ended September 30, 2019 compared to $721 during the same period in 2018, an increase of $106 or 14.7%.  This change was primarily attributable to an increase in advertising, hardware and installation costs per activation. The increase in hardware and installation costs resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3.

During the three months ended September 30, 2019 and 2018, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $66 million and $37 million, respectively. This increase in capital expenditures resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

General and administrative expenses. “General and administrative expenses” totaled $177 million during the three months ended September 30, 2019, a $7 million or 4.3% increase compared to the same period in 2018. This increase was primarily driven by an increase in legal fees and an increase in expense related to our wireless projects. The three months ended September 30, 2018 was positively impacted by the reimbursement of legal fees during 2018.

Depreciation and amortization. “Depreciation and amortization” expense totaled $154 million during the three months ended September 30, 2019, a $21 million or 12.0% decrease compared to the same period in 2018. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

Other, net. “Other, net” expense was $2 million during the three months ended September 30, 2019 compared to income of $25 million for the same period in 2018. This change primarily resulted from a decrease in net realized and unrealized gains on our marketable investment securities. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $597 million during the three months ended September 30, 2019, a decrease of $145 million or 19.5% compared to the same period in 2018. The decrease in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  EBITDA for the three months ended September 30, 2018 was positively impacted by “Other, net” income of $25 million. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	September 30,
	2019	2018
	(In thousands)
EBITDA	$597,424	$742,597
Interest, net	26,274	5,112
Income tax (provision) benefit, net	(116,213)	(140,690)
Depreciation and amortization	(154,181)	(175,285)
Net income (loss) attributable to DISH Network	$353,304	$431,734

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

Income tax (provision) benefit, net. Our income tax provision was $116 million during the three months ended September 30, 2019, a decrease of $24 million compared to the same period in 2018. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes.”

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018.

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data	2019	2018	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$9,427,533	$10,191,820	$(764,287)	(7.5)
Equipment sales and other revenue	139,286	122,653	16,633	13.6
Total revenue	9,566,819	10,314,473	(747,654)	(7.2)

Costs and Expenses:
Subscriber-related expenses	5,940,774	6,468,176	(527,402)	(8.2)
% of Subscriber-related revenue	63.0%	63.5%
Satellite and transmission expenses	369,804	436,565	(66,761)	(15.3)
% of Subscriber-related revenue	3.9%	4.3%
Cost of sales - equipment and other	147,210	108,052	39,158	36.2
Subscriber acquisition costs	717,778	566,151	151,627	26.8
General and administrative expenses	578,307	529,701	48,606	9.2
% of Total revenue	6.0%	5.1%
Depreciation and amortization	457,022	540,959	(83,937)	(15.5)
Total costs and expenses	8,210,895	8,649,604	(438,709)	(5.1)

Operating income (loss)	1,355,924	1,664,869	(308,945)	(18.6)

Other Income (Expense):
Interest income	65,944	30,461	35,483	*
Interest expense, net of amounts capitalized	(17,598)	(11,235)	(6,363)	(56.6)
Other, net	10,124	12,097	(1,973)	(16.3)
Total other income (expense)	58,470	31,323	27,147	86.7

Income (loss) before income taxes	1,414,394	1,696,192	(281,798)	(16.6)
Income tax (provision) benefit, net	(335,372)	(397,987)	62,615	15.7
Effective tax rate	23.7%	23.5%
Net income (loss)	1,079,022	1,298,205	(219,183)	(16.9)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	68,914	60,194	8,720	14.5
Net income (loss) attributable to DISH Network	$1,010,108	$1,238,011	$(227,903)	(18.4)

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.180	12.656	(0.476)	(3.8)
DISH TV subscribers, as of period end (in millions)	9.494	10.286	(0.792)	(7.7)
Sling TV subscribers, as of period end (in millions)	2.686	2.370	0.316	13.3
Pay-TV subscriber additions (losses), net (in millions)	(0.142)	(0.586)	0.444	75.8
DISH TV subscriber additions (losses), net (in millions)	(0.411)	(0.744)	0.333	44.8
Sling TV subscriber additions (losses), net (in millions)	0.269	0.158	0.111	70.3
Pay-TV ARPU	$85.55	$85.43	$0.12	0.1
DISH TV subscriber additions, gross (in millions)	1.007	0.869	0.138	15.9
DISH TV churn rate	1.64%	1.68%	(0.04)%	(2.4)
DISH TV SAC	$813	$730	$83	11.4
EBITDA	$1,754,156	$2,157,731	$(403,575)	(18.7)

* Percentage is not meaningful.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Pay-TV subscribers. We lost approximately 142,000 net Pay-TV subscribers during the nine months ended September 30, 2019 compared to the loss of approximately 586,000 net Pay-TV subscribers during the same period in 2018. The decrease in net Pay-TV subscriber losses during the nine months ended September 30, 2019 resulted from fewer net DISH TV subscriber losses and higher net Sling TV subscriber additions. Our net Pay-TV subscriber losses during the nine months ended September 30, 2019 and 2018 were negatively impacted by Univision and AT&T’s removal of certain of their channels from our DISH TV and Sling TV programming lineup. On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain Univision channels to our DISH TV programming lineup. We lost approximately 411,000 net DISH TV subscribers during the nine months ended September 30, 2019 compared to the loss of approximately 744,000 net DISH TV subscribers during the same period in 2018. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate and higher gross new DISH TV subscriber activations. We added approximately 269,000 net Sling TV subscribers during the nine months ended September 30, 2019 compared to the addition of approximately 158,000 net Sling TV subscribers during the same period in 2018. This increase in net Sling TV subscriber additions was primarily related to higher Sling TV subscriber activations, partially offset by increased competition, including competition from other OTT service providers.

Our DISH TV churn rate for the nine months ended September 30, 2019 was 1.64% compared to 1.68% for the same period in 2018. This decrease primarily resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate for the nine months ended September 30, 2019 was negatively impacted by various channel removals from our programming lineup. Our DISH TV churn rate for the nine months ended September 30, 2019 and 2018 was negatively impacted by Univision’s removal of certain of its channels from our programming lineup. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the nine months ended September 30, 2019, we activated approximately 1.007 million gross new DISH TV subscribers compared to approximately 869,000 gross new DISH TV subscribers during the same period in 2018, an increase of 15.9%. The increase in gross new DISH TV subscribers resulted from the effectiveness of our promotions and product offers. Although our gross new DISH TV subscriber activations increased, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers; and channel removals.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Subscriber-related revenue. “Subscriber-related revenue” totaled $9.428 billion for the nine months ended September 30, 2019, a decrease of $764 million or 7.5% compared to the same period in 2018. The decrease in “Subscriber-related revenue” compared to the same period in 2018 was primarily related to a lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU discussed below. We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU. Pay-TV ARPU was $85.55 during the nine months ended September 30, 2019 versus $85.43 during the same period in 2018. The $0.12 or 0.1% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2019 and 2018 and Sling TV programming package price increases in the third quarter 2018. The increases were partially offset by an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a decrease in revenue related to premium channels. Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.

Subscriber-related expenses. “Subscriber-related expenses” totaled $5.941 billion during the nine months ended September 30, 2019, a decrease of $527 million or 8.2% compared to the same period in 2018. The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber during the nine months ended September 30, 2019 increased due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. This increase was partially offset by the reduction in programming costs per subscriber due to AT&T, Univision and Fox RSN’s removal of certain of their channels from our programming lineup. “Subscriber-related expenses” represented 63.0% and 63.5% of “Subscriber-related revenue” during the nine months ended September 30, 2019 and 2018, respectively.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $370 million during the nine months ended September 30, 2019, a decrease of $67 million or 15.3% compared to the same period in 2018. This decrease primarily resulted from the reduction of expense associated with the transfer of certain assets to us pursuant to the Master Transaction Agreement. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $718 million during the nine months ended September 30, 2019, an increase of $152 million or 26.8% compared to the same period in 2018. This change was primarily attributable to higher gross new DISH TV subscriber activations and the increase in DISH TV SAC, discussed below.

DISH TV SAC.  DISH TV SAC was $813 during the nine months ended September 30, 2019 compared to $730 during the same period in 2018, an increase of $83 or 11.4%.  This change was primarily attributable to an increase in hardware, installation and advertising costs per activation.  The increase in hardware and installation costs resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts. In addition, the nine months ended September 30, 2018 were positively impacted by the reactivation of certain subscribers in Puerto Rico related to Hurricane Maria. The expenses we incurred for these reactivations were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV subscriber activations during the nine months ended September 30, 2018.

During the nine months ended September 30, 2019 and 2018, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $143 million and $92 million, respectively. This increase in capital expenditures resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

General and administrative expenses. “General and administrative expenses” totaled $578 million during the nine months ended September 30, 2019, a $49 million or 9.2% increase compared to the same period in 2018. This increase was primarily driven by an increase in legal fees and an increase in expense related to our wireless projects. The nine months ended September 30, 2018 was positively impacted by the reimbursement of legal fees during 2018.

Depreciation and amortization. “Depreciation and amortization” expense totaled $457 million during the nine months ended September 30, 2019, a $84 million or 15.5% decrease compared to the same period in 2018. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.754 billion during the nine months ended September 30, 2019, a decrease of $404 million or 18.7% compared to the same period in 2018. The decrease in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
EBITDA	$1,754,156	$2,157,731
Interest, net	48,346	19,226
Income tax (provision) benefit, net	(335,372)	(397,987)
Depreciation and amortization	(457,022)	(540,959)
Net income (loss) attributable to DISH Network	$1,010,108	$1,238,011

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

Income tax (provision) benefit, net. Our income tax provision was $335 million during the nine months ended September 30, 2019, a decrease of $63 million compared to the same period in 2018. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes.”

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See Note 5 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our marketable investment securities. As of September 30, 2019, our cash, cash equivalents and current marketable investment securities totaled $1.594 billion compared to $2.069 billion as of December 31, 2018, a decrease of $475 million. This decrease in cash, cash equivalents and current marketable investment securities primarily resulted from cash used for the redemption and repurchases of our 7 7/8% Senior Notes due 2019 with an aggregate principal balance of $1.317 billion and capital expenditures of $1.203 billion (including capitalized interest related to FCC authorizations), partially offset by cash generated from operating activities of $2.029 billion

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Cash Flow

The following discussion highlights our cash flow activities during the nine months ended September 30, 2019.

Cash flows from operating activities

For the nine months ended September 30, 2019, we reported “Net cash flows from operating activities” of $2.029 billion primarily attributable to $1.706 billion of “Net income (loss)” adjusted to exclude the non-cash items for “Depreciation and amortization” expense, “Realized and unrealized losses (gains) on investments” and “Deferred tax expense (benefit).” In addition, “Net cash flows from operating activities” was impacted by the timing difference between book expense and cash payments, including taxes. The nine months ended September 30, 2019 was negatively impacted by a $61 million payment for litigation related to the Krakauer Action.

Cash flows from investing activities

For the nine months ended September 30, 2019, we reported outflows from “Net cash flows from investing activities” of $142 million primarily related to capital expenditures of $1.196 billion (including capitalized interest related to FCC authorizations), partially offset by $993 million in net sales of marketable investment securities. The capital expenditures included $735 million of capitalized interest related to FCC authorizations, $213 million for new and existing DISH TV subscriber equipment and $248 million of other corporate capital expenditures.

Cash flows from financing activities

For the nine months ended September 30, 2019, we reported outflows from “Net cash flows from financing activities” of $1.311 billion primarily related to the redemption and repurchases of our 7 7/8% Senior Notes due 2019 with an aggregate principal balance of $1.317 billion.

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Free cash flow	$832,596	$967,690
Add back:
Purchases of property and equipment (including capitalized interest related to FCC authorizations)	1,196,033	1,048,044
Net cash flows from operating activities	$2,028,629	$2,015,734

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

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Subscriber Base

Pay-TV subscribers. We lost approximately 142,000 net Pay-TV subscribers during the nine months ended September 30, 2019 compared to the loss of approximately 586,000 net Pay-TV subscribers during the same period in 2018. The decrease in net Pay-TV subscriber losses during the nine months ended September 30, 2019 resulted from fewer net DISH TV subscriber losses and higher net Sling TV subscriber additions. Our net Pay-TV subscriber losses during the nine months ended September 30, 2019 and 2018 were negatively impacted by Univision and AT&T’s removal of certain of their channels from our DISH TV and Sling TV programming lineup. On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain Univision channels to our DISH TV programming lineup. We lost approximately 411,000 net DISH TV subscribers during the nine months ended September 30, 2019 compared to the loss of approximately 744,000 net DISH TV subscribers during the same period in 2018. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate and higher gross new DISH TV subscriber activations. We added approximately 269,000 net Sling TV subscribers during the nine months ended September 30, 2019 compared to the addition of approximately 158,000 net Sling TV subscribers during the same period in 2018. This increase in net Sling TV subscriber additions was primarily related to higher Sling TV subscriber activations, partially offset by increased competition, including competition from other OTT service providers. See “Results of Operations” above for further information.

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

Obligations and Future Capital Requirements

We expect to fund our future working capital, capital expenditures and debt service requirements from cash generated from operations, existing cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital. The amount of capital required to fund our future working capital and capital expenditure needs varies, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs. Certain of our capital expenditures for 2019 are expected to be driven by the costs associated with subscriber premises equipment. These expenditures are necessary to operate and maintain our DISH TV services. Consequently, we consider them to be non-discretionary. Our capital expenditures vary depending on the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty. Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow. In addition, the rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $280 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations. In addition, we expect to incur capital expenditures in 2019 related to the commercialization of our existing wireless spectrum licenses, including capital expenditures associated with our wireless projects and potential purchase of additional wireless spectrum licenses discussed below. The amount of capital required will also depend on the levels of investment necessary to support potential strategic initiatives that may arise from time to time. These factors, including a reduction in our available future cash flows, could require that we raise additional capital in the future.

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at acceptable terms. These developments may have a significant effect on our cost of financing and our liquidity position.

Sprint Asset Acquisition

Asset Purchase Agreement

On July 26, 2019, we entered into the APA with the Sellers, sometimes referred to as NTM.

Pursuant to the APA, after the consummation of the Sprint-TMUS merger and at the closing of the transaction, NTM will sell to us and we will acquire from NTM certain assets and liabilities associated the Prepaid Business for an aggregate purchase price of $1.4 billion. Under the Proposed Final Judgment (as defined below), TMUS is required to divest the Prepaid Business to us no later than the latest of (i) 15 days after TMUS has enabled us to provision any new or existing customers of the Prepaid Business holding a compatible handset device onto the NTM network, (ii) the first business day of the month following the later of the consummation of the Sprint-TMUS merger or the receipt of approvals for the Prepaid Business Sale, and (iii) five days after the entry of the Final Judgment (as defined below) by the District Court (as defined below). We expect to fund the purchase price with cash on hand or other available sources of liquidity.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

At the closing of the Prepaid Business Sale, we and NTM will enter into the TSA, the MNSA, the Option Agreement, and the Spectrum Purchase Agreement for an additional approximately $3.59 billion. See Note 10 “Commitments and Contingencies – Sprint Asset Acquisition” in the Notes to our Condensed Consolidated Financial Statements for further information on the Transaction Agreements.

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

Upon the signing of the Stipulation and Order and the Proposed Final Judgment by the District Court, the Sellers will be permitted by the DOJ to consummate the Sprint-TMUS merger (subject to any additional closing conditions related thereto). The Proposed Final Judgment is subject to the procedures of the Antitrust Procedures and Penalties Act, pursuant to which, following a 60-day public comment period and other related procedures, the Proposed Final Judgment as so entered with the District Court will be the Final Judgment. The term of the Final Judgment will be seven years from the date of its entry with the District Court or five years if the DOJ gives notice that the divestitures, build-outs and other requirements have been completed to its satisfaction. A monitoring trustee will be appointed by the District Court that will have the power and authority to monitor the Defendants’ compliance with the Final Judgment and settle disputes among the Defendants regarding compliance with the provisions of the Final Judgment and may recommend action to the DOJ in the event a party fails to comply with the Final Judgment.

FCC Build-Out Commitments

In a letter filed with the FCC on July 26, 2019, we voluntarily committed to deploy a nationwide 5G broadband network and meet revised timelines relating to the build-out of our AWS-4, Lower 700 MHz E Block, AWS H Block and 600 MHz spectrum assets, subject to certain penalties. Pursuant to these commitments, we requested multi-year extensions to deploy our AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum, and we have committed to build out our 600 MHz licenses on an accelerated schedule to better align with our 5G deployment. We have also committed to offer 5G broadband service to certain population coverage targets, along with minimum core network, tower and spectrum use targets, and have waived our right to deploy any technology of our choice under the FCC’s “flexible use” rules with respect to these spectrum bands. Failure to meet the various commitments would require us to pay voluntary contributions totaling up to $2.2 billion to the FCC and would subject certain licenses in the AWS-4, Lower 700 MHz E Block, and AWS H Block spectrum to forfeiture. We have also agreed not to sell our AWS-4 and 600 MHz spectrum for six years without prior DOJ and FCC approval (unless such sale is part of a change of control of DISH Network). Additionally, we have agreed not to lease a certain percentage of network capacity on our AWS-4 and 600 MHz spectrum for six years to the three largest U.S. wireless carriers (i.e., AT&T, Verizon and NTM), without prior FCC approval. On November 5, 2019, the FCC released the FCC Merger Order.

Beginning on November 5, 2019, and while the approval of the Sprint-TMUS merger is pending, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Sprint-TMUS merger is not consummated, the original deadline will be reinstated with extensions equal to the length of time the deadline was tolled. Except for the tolling of the March 2020 deadline, we may not receive the requested buildout extensions unless and until the Prepaid Business Sale closes.

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

Wireless

Beginning on November 5, 2019, and while the approval of the Sprint-TMUS merger is pending, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Sprint-TMUS merger is not consummated, the original deadlines (as discussed in Note 10 “Commitments and Contingencies – DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements) would be reinstated with extensions equal to the length of time the deadline was tolled. As our March 2020 build-out deadlines are currently tolled we have paused work on our narrowband IoT deployment. We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G network deployment.

Since 2008, we have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH Network Spectrum

We have directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, we notified the FCC that we planned to deploy a narrowband IoT network on certain of these wireless licenses, which was to be the First Phase. We expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. As of September 30, 2019, we had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase. Among other things, initial RF design in connection with the First Phase was complete, we had secured certain tower sites, and we were in the process of identifying and securing additional tower sites. The core network had been installed and commissioned. We had also installed the first base stations on sites in 2018 and were in the process of deploying the remaining base stations. As discussed above, our March 2020 build-out deadlines are currently tolled and, therefore, we have paused work on our narrowband IoT deployment. We have issued RFI/Ps to various vendors in the wireless industry as we move forward with our 5G network deployment. We currently expect expenditures for our wireless projects to be between $500 million and $1.0 billion through 2020. We currently expect expenditures for our 5G network deployment to be approximately $10 billion. We will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as we consider our options for the commercialization of our wireless spectrum, we will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. We may also determine that additional wireless spectrum licenses may be required to commercialize our wireless business and to compete with other wireless service providers. See Note 10 “Commitments and Contingencies – DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Debt Maturity

During the year ended December 31, 2018 and the nine months ended September 30, 2019, we repurchased $83 million and $22 million, respectively, of our 7 7/8% Senior Notes due 2019 in open market trades. The remaining balance of $1.295 billion were redeemed on September 3, 2019.

Our 5 1/8% Senior Notes with an aggregate principal balance of $1.1 billion mature on May 1, 2020. We will either fund this obligation from cash and marketable investment securities balances at that time or, depending on market conditions, we may refinance this obligation in whole or in part.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2019. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 include a detailed discussion of our risk factors.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from July 1, 2019 through September 30, 2019:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number of	Average	as Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs (1)
	(In thousands, except share data)
July 1, 2019 - July 31, 2019	—	$—	—	$1,000,000
August 1, 2019 - August 31, 2019	—	$—	—	$1,000,000
September 1, 2019 - September 30, 2019	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1)	On October 28, 2019, our Board of Directors authorized stock repurchases of up to $1.0 billion of our outstanding Class A common stock through and including December 31, 2020. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.EXHIBITS

(a)	Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2019 filed on November 7, 2019, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

*	Filed herewith.

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

Date: November 7, 2019